Form 10-K
period 1993-12-31
STANDARD MOTOR PRODUCTS INC
filed 1994-03-31
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              December 31, 1993
                         ------------------------------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                    Commission file number   1-4743
                                          ----------
                     Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        New York                                          11-1362020
- -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer)
 incorporation or organization)                       Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                   11101
- --------------------------------------------              --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (718) 392-0200
                                                        ---------------

- ------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange on which
     Title of each class                      registered
     -------------------
        Common stock                            New York Stock Exchange
     -------------------                       ------------------------

Securities registered pursuant to Section 12(g) of the Act:

None
- ------------------------------------------------------------------------
(Title of class)
- ------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 1994 of $21.875 per share held by nonaffiliates of the registrant was $175,309,575. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

     As of the close of business on February 28, 1994 there were 13,223,576 shares outstanding of the Registrant's Common Stock.


                          - Continued -


                           DOCUMENTS INCORPORATED BY REFERENCE
                           -----------------------------------

Location in Form 10-K            Document
- ---------------------            --------

Part III, Item 10                1994 Annual Proxy Statement
Part III, Item 11                1994 Annual Proxy Statement
Part III, Item 12                1994 Annual Proxy Statement
Part III, Item 13                1994 Annual Proxy Statement
Part IV, Item 14(a)(3)(B)(3)     Restated Certificate of Incorporation dated
                                 July 25, 1984
Part IV, Item 14(a)(3)(B)(3)     By Laws
Part IV, Item 14(a)(3)(B)(3)     Restated Certificate of Incorporation dated
                                 July 31, 1990
Part IV, Item 14(a)(3)(B)(4)     Note Purchase Agreement dated January 15, 1987
                                 between the Registrant and the Travelers
                                 Insurance Company, the Great-West Life
                                 Assurance Company, the Franklin Life Insurance
                                 Company, the Franklin United Life Insurance
                                 Company and Woodmen Accident and Life Company
Part IV, Item 14(a)(3)(B)(4)     Letter Agreement dated January 25, 1989
                                 amending the Note Agreement between the
                                 Registrant and the Travelers Insurance
                                 Company, the Great-West Life Assurance
                                 Company, the Franklin Life Insurance Company,
                                 the Franklin United Life Insurance Company and
                                 the Woodmen Accident and Life Company dated
                                 January 15, 1987
Part IV, Item 14(a)(3)(B)(4)     Credit Agreement dated March 10, 1989 between
                                 the Registrant and Chemical Bank
Part IV, Item 14(a)(3)(B)(4)     Note Purchase Agreement dated October 15, 1989
                                 between the Registrant and the American United
                                 Life Insurance Company, the General American
                                 Life Insurance Company, the Jefferson-Pilot
                                 Life Insurance Company, the Ohio National Life
                                 Insurance Company, the Crown Insurance
                                 Company, the Great-West Life Assurance
                                 Company, the Guarantee Mutual Life Company,
                                 the Security Mutual Life Insurance Company
                                 of Lincoln, Nebraska and the Woodmen Accident
                                 and Life Company
Part IV, Item 14(a)(3)(B)(4)     Letter Agreement dated January 15,
                                 1990 amending the Note Agreement between the
                                 Registrant and the Travelers Insurance
                                 Company, the Great West Life Assurance
                                 Company, the Franklin Life Insurance Company,
                                 the Franklin United Life Insurance Comdated
                                 January 15, 1987
Part IV, Item 14(a)(3)(B)(4)     Letter Agreement dated July 20, 1990 amending
                                 the Credit Agreement between the Registrant
                                 and Chemical Bank dated March 10, 1989
Part IV, Item 14(a)(3)(B)(4)     Letter Agreement dated September 30, 1990
                                 amending the Note Agreement between the
                                 Registrant and the Travelers Insurance
                                 Company, the Great West Life Assurance
                                 Company, the Franklin Life Insurance Company, the Franklin United Life Insurance Company and
                                 Woodmen Accident and Life Company dated
                                 January 15, 1987

                                           -1-



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Location in Form 10-K          Document
- ---------------------          --------
Part IV, Item 14(a)(3)(B)(4)   Letter Agreement dated March 4, 1991 amending the
                               Credit Agreement between the Registrant and
                               Chemical Bank dated March 10, 1989
Part IV, Item 14(a)(3)(B)(4)   Letter Agreement dated December 20, 1991 amending
                               the Credit Agreement between the Registrant and
                               Chemical Bank dated March 10, 1989
Part IV, Item 14(a)(3)(B)(4)   Letter Agreement dated February 28, 1992 amending
                               the Note Agreement between the Registrant and the
                               Travelers Insurance Company, the Great-West Life
                               Assurance Company, the Franklin Life Insurance
                               Company, the Franklin United Life Insurance
                               Company and the Woodmen Accident and Life
                               Company dated January 15, 1987.
Part IV, Item 14(a)(3)(B)(4)   Letter Agreement of July 22, 1992 amending the
                               Note Agreement between the Registrant and the
                               Travelers Insurance Company, the Great-West
                               Life Assurance Company, the Franklin Life
                               Insurance Company, the Franklin United Life
                               Insurance Company and Woodmen Accident and Life
                               Company dated January 15, 1987.
Part IV, Item 14(a)(3)(B)(4)   Letter Agreement dated October 30, 1992 amending
                               the Credit Agreement between the Registrant and
                               Chemical Bank, assigned to NBD Bank, N.A., with
                               amendment dated December 20, 1991, dated March
                               10, 1989.
Part IV, Item 14(a)(3)(B)(4)   Note Agreement of November 15, 1992 between the
                               Registrant and Kemper Investors Life Insurance
                               Company, Federal Kemper Life Assurance Company,
                               Lumbermans Mutual Casualty Company, Fidelity Life
                               Association, American Motorists Insurance
                               Company, American Manufacturers Mutual Insurance
                               Company, Allstate Life Insurance Company,
                               Teachers Insurance & Annuity Association of
                               America and Phoenix Home Life Mutual Insurance
                               Company.
Part IV, Item 14(a)(3)(B)(4)   Note Agreement of November 15, 1992 between the
                               Registrant and Principal Mutual Life Insurance
                               Company and Principal National Life Insurance
                               Company.
Part IV, Item 14(a)(3)(B)(5)   Employee Stock Ownership Plan and Trust dated
                               January 1, 1989





                                       -2-


                                                             PART I

ITEM 1.  BUSINESS
- -----------------
     (a)            General Development of Business
                    -------------------------------
                    Registrant manufactures replacement parts for automotive ignition systems, wires and cables, fuel system parts, temperature control systems, power steering parts and hydraulic brake systems parts, and distributes a general service line of automotive related items.

                    In April 1993, the Company acquired, for approximately $9,000,000, substantially all of the general service line inventory and certain related other assets of APS, Inc., a national distributor of automotive parts, along with a ten-year agreement to supply this product line to APS, Inc. on an exclusive basis. The acquisition increased consolidated net sales by approximately $10,900,000 and decreased net earnings by approximately $1,500,000 in the same period primarily due to launch costs.

                    As of January 1, 1994 the Company entered into a Joint Venture Agreement with Autoline Industries, Inc. for the remanufacture of calipers and other brake related items. The new venture, a general partnership named Eisline Manufacturing Company, will sell the products it remanufactures exclusively to the co-venturers under a long-term supply agreement with each. The Company's initial investment for fixed assets and working capital will be approximately $250,000. The remanufacturing operations of the venture will be located at the Company's Ontario, California facility.

                    Replacement Parts Market. The size of the replacement parts market depends, in part, upon the average age and number of cars on the road and the number of miles driven per year. According to the Motor Vehicle Manufacturers Association and United States government sources, the average age of registered automobiles increased from 1988 through 1993 and this trend is projected to continue during the 1990's.

          (b)       Financial Information about Industry Segments
                    ---------------------------------------------
                    Distribution of Sales. The table below shows the registrant's sales by product groups.
[CAPTION]

                                                      Years Ended December 31,
                                                       (Dollars in thousands)

                          1993                  1992                 1991                      1990                     1989
                                 % of                % of                    % of                     % of                     % of
                     Amount     Total      Amount   Total        Amount     Total          Amount    Total         Amount     Total

Ignition Parts     $197,244     33.8%    $180,111   33.6%      $179,424     33.6%        $170,076    33.5%       $143,934     33.5%

Wires and Cables   $ 53,703      9.2%    $ 47,878    8.9%      $ 50,607      9.5%        $ 56,723    11.2%       $ 49,149     11.4%

Fuel System Parts  $ 45,000      7.7%    $ 47,554    8.9%      $ 54,055     10.1%        $ 52,291    10.3%       $ 41,042      9.6%

Temperature Control
Systems            $ 89,031     15.3%    $ 78,767   14.7%      $ 89,311     16.7%        $ 83,907    16.5%       $ 54,760     12.8%

Champ Service Line $ 35,973      6.2%    $ 26,189    4.9%      $ 26,181      4.8%        $ 27,689     5.5%       $ 28,612      6.7%

Brake Parts        $161,900     27.8%    $155,054   29.0%      $135,230     25.3%        $117,134    23.0%       $111,360     26.0%
                   --------    ------    --------  ------      --------    ------        --------   ------       --------    ------
Total              $582,851    100.0%    $535,553  100.0%      $534,808    100.0%        $507,820   100.0%       $428,857    100.0%
                   --------    ------    --------  ------      --------    ------        --------   ------       --------    ------
                   --------    ------    --------  ------      --------    ------        --------   ------       --------    ------


                                                                      -3-


          No class of products other than those listed in the chart on page 3 accounted for more than ten percent (10%) of total sales in any of such years. The business of the registrant is not dependent on any single customer. In the year ended December 31, 1993, the registrant's five largest customers accounted for approximately 28.1% of sales, or approximately one hundred and sixty-four million ($164,000,000) dollars.

          Ignition Parts. Replacement parts for automotive ignition and emission systems account for about 34% of the registrant's revenues. These parts include distributor caps and rotors, electronic ignition modules, voltage regulators, coils and switches. The registrant is a basic manufacturer of most of the ignition products it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and import, including passenger car, truck, farm, off-road and marine applications.

          Registrant's parts are sold under numerous brands and several levels of quality. The majority of the parts represent a level of quality equal to original equipment. The registrant also sells a premium line of parts that are better than original equipment and are priced proportionately higher. A lower priced line has been made available under the Modern Mechanic label. This line is marketed under other private labels as well.

          The shift from breaker-point ignition systems to electronic ignition systems started about 20 years ago, in response to pressures from the government and environmental groups to reduce national fuel consumption as well as the level of pollutants from auto exhausts. These systems enable the engine to burn fuel more completely, which improves fuel efficiency, while reducing the amounts of harmful substances in the exhaust gases.

          Electronic components comprise a portion of the registrant's total ignition sales. A major aspect of the program was the acquisition of the fixed assets, inventory and certain proprietary information of the Hybrid Products Division from Fairchild Semiconductor Corporation in 1986, which included a highly-automated electronics assembly plant in Hong Kong. This offshore facility is now producing electronic control modules and voltage regulators at costs that enable the registrant to compete effectively in the electronic parts replacement market.

          Since the designation of a separate emission control parts line in 1986, the registrant's sales of such parts as sensors, valves and solenoids have increased appreciably. The registrant is a basic manufacturer of throttle position sensors, air pump check valves, coolant temperature sensors, air charge temperature sensors and MAP sensors. New government emission laws are expected to increase automotive repair activity creating an increase in parts sales.

          In recent years, the registrant has significantly enhanced its position as a leading electronics manufacturer in the automotive aftermarket as demonstrated by the recent production of distributorless electronic control modules. The joint venture entered into in 1992 with Blue Streak Electronics, Inc., a rebuilder of engine management computers and MAF sensors, has positioned the registrant to take advantage of the fast growing remanufactured electronics market.

          Brake System Products. As of August 31, 1986, the registrant acquired the EIS Brake Parts Division from Parker-Hannifin Corporation. In the aftermarket, brake parts represent the single largest product group in a warehouse distributor's inventory. In the registrant's view, this product group could well surpass its ignition line as the largest single source of revenue.

          The division manufactures a full line of brake replacement parts and also markets many special tools and fluids used by mechanics who perform brake service. EIS has a long- established reputation in the industry for quality products and engineering excellence.

          Continued sales growth rates of the EIS division is based on several factors: EIS's respected name as a supplier of reliable products; the expanded opportunities for changeovers among registrant's existing customers of their five other product lines; and the fact that, at the time of acquisition, the division had a relatively small share of the market.

          Sales in 1993 represented approximately a 4% increase over 1992. EIS products account for approximately 28% of the registrant's revenues, making it the second largest producer of revenues for the registrant. A major factor for this increase has been the growth of private label business with Carquest, a major traditional aftermarket distributor.

          We anticipate that EIS's growth will be enhanced in 1994 and the future as a result of its entry into the retail and other markets.

          Wires and Cables. Wire and cable parts account for about 9% of the registrant's revenues. Products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

          A major part of this division's business is the sale of ignition wire sets. Since 1980, the registrant has made strong advances in the aftermarket, by developing and promoting a premium brand of ignition wires. Through a variety of marketing programs and advertising campaigns, the registrant was able to capitalize on the market's new awareness of the importance of quality.

          The registrant also manufactures a second line of wire and cable products, known as Modern Mechanic. In 1992, this line was expanded to include import coverage and was made available to all customers who now carry the Standard and GPS brands.

          Fuel System Parts. Fuel system parts account for about 8% of the registrant's revenues. The registrant manufactures and markets over 2,000 parts for the maintenance and repair of automotive fuel systems. These parts are sold under various brand names which include parts for traditional carburetors, feedback carburetors, fuel pumps, throttle body injection units and multi-port fuel injection systems.

          For several decades, the registrant's most important product was the carburetor rebuilding kit. Although these kits still represent a significant portion of the registrant's business, their sales have been declining gradually as car manufacturers change over to electronic fuel injection systems. Anticipating the eventual phase-out of carburetors, the registrant introduced in 1987 a line of fuel injection parts, including replacement fuel injectors. The injectors incorporate new disc-type design that makes them virtually immune to clogging, a known problem associated with O.E. injectors. Fuel injection parts are still a small segment of total fuel system business but rapid growth has developed over the last several years.

          In 1988 the registrant introduced its fuel pump product group. By offering a full line of mechanical and electrical fuel pumps to customers, the registrant will enhance its position as a central source of replacement parts for almost every part of today's and tomorrow's fuel systems. In 1993, the registrant continued to aggressively pursue the increase in parts marketed by its fuel pump product group. The registrant is expanding its activities in the fuel systems area to include the manufacturing of electronic fuel pumps.

          Temperature Control Systems & Power Steering Parts. The registrant markets a line of replacement parts for automotive temperature control systems (air conditioning and heating), under the brand name Four Seasons. Revenues from Four Seasons accounted for approximately 15% of the registrant's total sales.

          Federal regulation of CFC (fluorocarbon) refrigerants is revolutionizing the climate control industry. Legislation is gradually phasing out R-12 refrigerant (DuPont's Freon and other brands) completely. This is generating wide industry demand for refrigeration recycling equipment, retrofit kits, and for training in recycling and retrofit techniques. In the near future, vehicle air conditioners needing repair or recharge become candidates for retrofit to use the new R-134a refrigerant, at a cost of several hundred dollars per car. Installers are urgently seeking training and certification in the new technology, and the Company's Four Seasons division has taken the lead in providing these services.

          These major technological changes require many new parts, as well as new service equipment. As a result, our climate control division is enjoying excellent growth opportunities.

          Four Seasons also markets a full line of power steering products, which currently number over 1,500 parts including replacement hose assemblies and pumps.

          Champ Service Line Products. In 1993, Champ accounted for approximately 6% of the registrant's total sales. The division markets over 8,000 different automotive-related items, ranging from mirrors, window cranks and antennas to cleaning and polishing materials, specialty tools and maintenance supplies.

          Champ purchases products from a wide range of manufacturers and packages them under the Champ and Big A private brand label, enabling its customers to conveniently order items in many separate product groups from a single source. Ordering efficiency and effective shipping are considered key benefits for the registrant's customers, and continue to impact favorably on the Champ division's sales and continued prospects for growth.

          Early in 1993, Champ's flexibility was enhanced by the designation of its own management team and sales force.

     (c)  Narrative Description of Business

          Sales and Distribution. The registrant sells its products throughout the United States and Canada under its proprietary brand names, to approximately 1,600 warehouse distributors, who distribute to approximately 27,000 jobber outlets. The jobbers sell the registrant's products primarily to professional mechanics, and secondarily to consumers who perform their own automobile repairs. The registrant has a direct field sales force of approximately 550 persons.

          The registrant generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.e. jobbers and professional mechanics). In 1993 the registrant conducted approximately 4,000 instructional clinics, which teach mechanics how to diagnose and repair complex new electronic ignition systems, including computerized ignition and emission controls, automotive brake systems and temperature control systems. The registrant also publishes and sells related service manuals and video/cassettes and provides a free technical information bulletin service to registered mechanics. In addition, our Standard Plus Club, a professional service dealer network comprising approximately 12,000 members, offers technical and business development support and has a technical service telephone hotline.

          The registrant continued expansion into the retail market by selling its products to large retail chains. The registrant expects continued growth in the retail market in future years.

          Production and Engineering. The registrant engineers, tools and manufactures most of the components for its products, except for the Champ Service Line, many air conditioner, brake hydraulic, brake system, fuel system and certain commonly available small parts. It also performs its own plastic and rubber molding operations, extensive screw machining and power press operations, automated electronics assembly and a wide variety of other processes.

          The registrant has engineering departments staffed by 74 persons, approximately 69% of whom are graduate engineers. The departments perform product research and development and quality control and, wherever practical, design machinery for automation of the registrant's factories.

          As new models of automobiles, trucks, tractors, buses and other equipment are introduced, the registrant engineers and manufactures replacement parts for them. The registrant typically has a substantial lead time to engineer and manufacture new products. The registrant employs and trains tool and die makers needed in its manufacturing operations.

          Competition. Although the registrant is a leading independent manufacturer of automotive replacement parts and supplies, it faces substantial competition in all markets that it serves. A number of major manufacturers of replacement parts and supplies are divisions of companies having greater financial resources than those of the registrant. In addition, automobile manufacturers supply virtually every replacement part sold by the registrant.

          The competitive factors affecting the registrant's products are primarily product quality, customer service and price. The registrant's business requires that it maintain inventory levels satisfactory for the rapid delivery requirements of customers. Management believes that it is able to compete effectively and that its trademarks and trade names are well known and command respect in the industry and the marketplace.

          Backlog. Backlog is maintained at minimal levels by the registrant. The registrant fills orders, as received, from inventory and manufactures to maintain inventory levels.

            Supplies. The principal raw materials purchased by the registrant consist of brass, electronic components, fabricated copper (primarily in the form of magnet wire and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, thermo-set and thermo plastic molding powders, cast iron castings and friction lining materials. All of these materials are purchased in the open market and are available from a number of prime suppliers.

            Insurance. In 1988 and 1989 the registrant maintained basic liability coverage (general, product and automobile) of $1 million and umbrella liability coverage of $10 million. In 1990, 1991 and 1992 the umbrella coverage was increased to $20 million. In 1993 the umbrella coverage was increased to $50 million and remains at $50 million for 1994. Historically, the registrant has not experienced casualty losses in any year in excess of its coverage. Management has no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed the registrant's coverage.

            Employees. The registrant has approximately 3,450 employees in the United States, Canada, Puerto Rico and Hong Kong. Of these, approximately 1,500 are production employees. Long Island City, New York production employees are covered by a collective bargaining agreement with the United Auto Workers, which expires on October 1, 1995. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 7, 1994. Berlin, Connecticut employees are covered by a collective bargaining agreement with the United Auto Workers, which expires on June 1, 1995. The registrant believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers. In the opinion of management, employee relations have been good. There have been no significant strikes or work stoppages in the last five years.

      (d)   Financial Information About Export Sales

            The registrant sells its general line of products primarily through Canada, Latin America, Europe and the Middle East. The table below shows the registrant's export sales for the last three years:

                               (Dollars in thousands)

Years Ended December 31,              1993      1992         1991

      Canada                       $32,341     $29,083     $27,438
      All Others                    12,746      12,209      13,729
                                   -------     -------     -------
      Total                        $45,087     $41,292     $41,167
                                   -------     -------     -------
				                               -------     -------     -------

ITEM 2.  PROPERTIES
- -------------------
               The registrant maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

               The table below describes the registrant's major (a) manufacturing and packaging properties and (b) warehousing properties. (For information with respect to rentals, see note 16 of Notes to Consolidated Financial Statements on page F11.).

[CAPTION]

       (a)     Manufacturing Properties


                                                                  Approximate    Products
                                                                  Number of      (See Key
Location              Square Feet    Owned or Leased              Employees      On Page 10)

Long Island City,      318,000       Owned (1) (2) (7)               529         A, I
      New York
Edwardsville,          150,000       Owned (2) (3)                   248         B, C, D
     Kansas
Puerto Rico            114,000       Leased (expires in 1997)        296         A, B, H
Hong Kong               41,800       Leased (expires in 1994)         99         I
Grapevine, Texas       180,000       Owned (2) (5) (12)              267         E, J
Middletown, CT         161,700       Owned (9)                       -0-         H
Berlin, CT             165,000       Owned (1) (9)                   316         H
Manila, AR             119,300       Leased (expires in 1994) (11)   237         F
Manila, AR             150,000       Owned (2) (8)                    37         F, H
Manila, AR             100,000       Owned (2) (10)                   22         F
Rural Retreat, VA       72,300       Leased (expires in 2003)         48         F
West Bend, WI          110,600       Owned (6)                       -0-
Ontario, CA            107,600       Leased (expires in 2003) (13)    27         F



                                                -Continued-


                                           See Notes on page 11

[CAPTION]

        (b)     Warehousing Properties


                                                                          Approximate     Products
                                                                          Number of       (See Key
Location                 Square Feet     Owned or Leased                  Employees       On Page 10)

Disputanta, VA            411,000        Owned                               249          A, I, D

Edwardsville,              205,000       Owned (1) (2) (3)                   164          B, C, D
     Kansas
Reno, Nevada                67,000       Owned (4)                            22          A, B, C, E, I
Coppell, Texas             168,000       Owned (1)                           120          E, J
Berlin, CT                  66,000       Owned (9)                           142          H
Mississauga, Canada         96,800       Leased (expires in 1996) (1)         41          A, B, C, D, E,
                                                                                          F, G, H, I
Calgary, Canada             33,500       Leased (expires in 1994)              8          A, B, C, D, E, F,
                                                                                          G, H, I
Ontario, CA                142,600       Leased (expires in 2003) (13)        24          A, B, C, E, F, G, H, I


Product Key:    A)       Ignition
                B)       Carburetor
                C)       Wire & Cable
                D)       Champ Service Line
                E)       Temperature Control System Parts
                F)       Friction - Brake Shoes & Pads
                G)       Drums & Rotors
                H)       Hydraulic Brake System Components
                I)       Electronic Ignition
                J)       Power Steering Parts



                                                  See Notes on page 11

NOTES TO PROPERTY SCHEDULE:
(1)  Includes executive or division offices.

(2) While owned by the registrant for accounting purposes, these properties were actually sold to local industrial development authorities and leased to the registrant under the terms of Industrial Revenue Bond ("IRB") financing agreements. Under those agreements,title to these properties passes to the registrant at maturity for little or no consideration. The rental payments made by the registrant equal the principal and interest due under each IRB.

(3)  Financed with a bond issue in 1982 for $1,750,000 maturing in 1997.

(4) This property is owned subject to a mortgage held by the Massachusetts Mutual Life Insurance Company, in the original amount of $465,000, the final payment of which is due in 1995.

(5) Financed with a bond issue in 1980 for $2,670,000 fully paid off in 1993 and a bond issue in 1984 for $2,000,000 maturing through 1999.

(6) As of January 1, 1987, the registrant vacated this facility. It is now being leased by the registrant to a third party.

(7)  This property was purchased on January 5, 1988.

(8)  Financed with a bond issue in 1989 for $2,500,000 maturing through 1999.

(9) The manufacturing operations of the Middletown facility have been consolidated with the existing manufacturing operations at the expanded Berlin, CT facility. This facility is presently being offered for sale.

(10) Financed with a bond issue in 1990 for $1,800,000 maturing through 2000.

(11) Under terms of the lease, the registrant has an option to purchase the property for $1,000 at the expiration of the lease.

(12) The registrant uses this facility for chemical storage.

(13) During 1993, the Gardena, CA and Rancho Cucamonga, CA facilities were consolidated into the new Ontario, California facility.

ITEM 3.        LEGAL PROCEEDINGS.
- ---------------------------------

          Currently, there are no legal proceedings which management deems would have a material economic impact on the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------------
               None


                                  PART II
                                  -------

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
- ------------------------------------------------------------
           RELATED STOCKHOLDER MATTERS.
           ----------------------------

          The Company's stock is listed on the New York Stock Exchange. The number of Shareholders of record of Common stock on February 28, 1994 was approximately 1,100 including brokers who hold approximately 7,186,265 shares in street name. The quarterly market price and dividend information is presented in the following chart.

Price Range of Common Stock and Dividends

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.

1993  Quarter  High    Low    Dividend    1992 Quarter    High    Low   Dividend
- --------------------------------------    --------------------------------------
      1st     $17.38  $13.13   $.08            1st       $12.25  $9.50   $.08

      2nd      20.25   16.13    .08            2nd        13.25  10.38    .08

      3rd      24.13   18.88    .08            3rd        13.50  11.50    .08

      4th      26.88   21.00    .08            4th        13.63  11.38    .08

- --------------------------------------------------------------------------------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company. As of December 31, 1993, approximately $8,434,000 of retained earnings was available under those agreements for payment of cash dividends and purchase of capital stock.

                             -------
ITEM 6.        SELECTED FINANCIAL DATA.
- ---------------------------------------

The following summary financial information has been extracted from the audited financial statements of the Company.

[CAPTION]

                                        Years Ended December 31,

                                             1993      1992      1991       1990      1989

(In thousands, except per share data)

Net sales                                $582,851  $535,553  $534,808   $507,820  $428,857
Earnings before cumulative effect of     $ 18,598  $  8,878  $  6,667   $  7,734  $ 13,143
changes in accounting principles
Net earnings                             $ 17,508  $  8,878  $  6,667   $  7,734  $ 13,143
Earnings per share before cumulative     $    1.41 $    .68  $    .51   $    .59  $   1.00
effect of changes in accounting
principles
Net earnings per share                   $   1.32  $    .68  $    .51   $    .59  $   1.00
Working capital                          $204,232  $190,896  $131,137   $145,893  $164,255
Total assets                             $423,337  $374,930  $392,755   $422,099  $406,037
Long-term debt (excluding current        $130,514  $136,111  $ 73,338   $ 90,230  $103,238
portion)
Stockholders' equity                     $178,183  $161,128  $155,328   $151,035  $145,682
Stockholders' equity per share           $  13.47  $  12.28  $  11.84   $  11.51  $  11.10
Cash dividends per common share          $    .32  $    .32  $    .32   $    .32  $    .32



ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources - During 1993, stockholders' equity increased $17,055,000 to $178,183,000 and working capital increased $13,336,000 to
$204,232,000. Cash provided by operations in 1991 amounted to $50,573,000, primarily due to the decrease in inventories of $35,775,000. In 1992, cash provided by operations amounted to $31,550,000, primarily due to the $25,358,000 reduction in inventories. In 1993, cash provided by operations amounted to $20,105,000 primarily due to net income of $17,508,000. Cash used in investing activities in 1991 was $7,126,000 primarily due to capital expenditures partially offset by proceeds from sales of marketable securities. Cash used in investing activities, primarily due to capital expenditures, was $15,048,000 in 1992 and $11,899,000 in 1993. Cash used in financing activities, primarily due to repayment of debt and dividend payments, was $30,099,000 in 1991 and $23,519,000 in 1992. In December 1992, the Company
secured $80,000,000 in long-term financing which was used to reduce short-term bank borrowings. Cash used in financing activities in 1993 was $12,879,000 which consisted primarily of repayments of debt and dividend payments. In 1993, cash provided by the exercise of employee stock options was almost entirely offset by the repurchase of treasury stock.

 The Company expects capital expenditures to be approximately
 $14,000,000 for new machinery and equipment. At December 31, 1993, the Company had unused lines of credit aggregating approximately $105,000,000 which will be used as a source of funding capital expenditures and working capital requirements.

 Comparison of 1993 to 1992 - Property, plant and equipment additions of $12,329,000 were primarily attributable to expenditures for new machinery and equipment.

Short-term notes payable increased $5,100,000 primarily due to principal payments of long-term debt and capital expenditures. Long-term debt (current and non-current) decreased $16,010,000. In 1994, required long-term debt payments will be approximately $4,935,000.

Net sales increased $47,298,000 or 8.8%. The sales increase was primarily attributable to increased sales at the Standard Division, Four Seasons Division and the Champ Service Line Division. The sales increase at the Champ Service Line Division was primarily due to the acquisition of substantially all of the General Service Line inventory and certain other related assets of APS, Inc. in the second quarter of 1993 (see Note 2). Excluding the sales resulting from the acquisition, revenues increased by 6.8% in 1993 compared to a year ago.

Cost of goods sold increased $27,018,000 from $346,570,000 to $373,588,000.
Cost of sales, as a percentage of net sales, decreased from 64.7% to 64.1%. The improvement was attributable to continuous cost reduction programs, and increased absorption of manufacturing overhead partially offset by the lower gross margins of the new product line acquired by the Champ Service Line Division.

Selling, general and administrative expenses increased by 1.5% or $2,460,000. This increase was primarily due to costs to support the service line expansion, higher variable costs due to increased sales, higher administrative expenses, ongoing postretirement expenses and increased employee profit sharing contributions due to the higher level of earnings. This increase was partially offset by lower new customer acquisition costs.

Restructuring charges of $2,781,000 were incurred in 1993 primarily due to the consolidation of the EIS Brake Parts operation within Connecticut and the rationalization of the Company's manufacturing operations involving the relocation of several product lines.

Other income (expense), net increased $951,000 primarily due to income from Blue Streak Electronics, Inc., a decrease on the loss on sale of receivables and realized gains on investments sold.

Interest expense was virtually unchanged versus the year earlier period. The interest expense reduction resulting from a lower level of borrowings was offset by an increase in the average maturity of borrowings resulting in a greater portion of borrowings with higher interest rates associated with such longer-term borrowings.

Taxes based on earnings increased by $6,265,000 due to increased earnings and a higher effective tax rate. The higher effective tax rate in 1993 was primarily due to an increase in tax rates resulting from the Omnibus Budget Reconciliation Act of 1993 and lower United States tax exempt earnings of the Company's Puerto Rican operation relative to the Company's Domestic operations.

Cumulative effect of changes in accounting for postretirement benefits and income taxes, net is the result of the Company adopting, as of January 1, 1993 two changes in accounting principles, Statement of Financial Accounting Standards (SFAS) No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 - "Accounting for Income Taxes". The aftertax charge for SFAS No. 106 of $6,135,000 (after an income tax benefit of $4,090,000), combined with the tax benefit for SFAS No. 109 of $5,045,000 reduced net earnings by $1,090,000.

Comparison of 1992 to 1991 - Property, plant and equipment additions of $15,257,000 were attributable to new building construction in Connecticut and Texas and expenditures for new machinery and equipment.

                             -------

Short-term notes payable to the banks decreased $82,200,000, primarily due to refinancing and inventory reductions, partially offset by principal payments of long-term debt and capital expenditures.

Long-term debt (current and non-current) increased $61,218,000. This was attributable to the issuance of $80,000,000 in long-term financing partially offset by principal payments of $18,782,000. In 1993, required long-term debt payments will be approximately $15,348,000.

Net sales increased $745,000 or 0.1%. Sales increases in the brake parts line were offset by sales decreases in temperature control systems, fuel systems and wire and cable. Ignition parts had a modest increase while Champ Service Line was flat.

Cost of goods sold decreased $951,000, from $347,521,000 to $346,570,000. Cost of sales, as a percentage of net sales, decreased from 65.0% to 64.7%. The improvement was attributable to achieving strict cost controls and implementation of "Just in Time" manufacturing. Provisions for slow-moving and excess inventories negatively affected the cost of sales percentage in both 1992 and 1991.

Selling, general and administrative expenses increased $3,774,000. This increase was primarily due to the provisions for bad debts, marketing programs and allowances, workmen's compensation expenses and plant consolidation expenses. Offsetting these increases were lower customer acquisition costs and cost reduction programs.

Other income (expense) - net increased $221,000 primarily due to a reduction in loss on sale of receivables offset by lower returns on investments.

Interest expense decreased $4,833,000 primarily due to lower interest rates on bank loans and a lower level of borrowings.

Taxes based on earnings increased $765,000 due to higher earnings and a higher effective tax rate.

Net income increased $2,211,000 from $6,667,000 to $8,878,000.

Impact of Inflation - Although inflation is not a significant issue, the Company's management believes it will be able to continue to minimize any adverse effect of inflation on earnings. This will be achieved principally by cost reduction programs and, where competitive situations permit, selling price increases.

Future Results of Operations - The Company expects to continue the inventory reduction program initiated in 1991. From December 1990 through December 1993 inventory has been reduced approximately $50 million.

The company is facing increased price pressures in certain areas and has reduced prices in its Four Seasons Temperature Control, EIS Brake Parts and Champ Service Lines. These price reductions are expected to total approximately $7 million in 1994. Cost reduction programs are being implemented and are anticipated to offset most of the loss due to these price reductions.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- -----------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Standard Motor Products, Inc.

We have audited the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.


New York, New York                               David Berdon & Co.
February 25, 1994                                Certified Public Accountants














                                     -F1-


[CAPTION]

Standard Motor Products, Inc. and Subsidiaries
Statements of Consolidated Earnings
(Dollars in thousands, except per share amounts)

                                                                     Years Ended December 31,
                                                               --------------------------------
                                                                   1993        1992        1991
- -----------------------------------------------------------------------------------------------
Net sales                                                      $582,851    $535,553    $534,808
Cost of sales                                                   373,588     346,570     347,521
- -----------------------------------------------------------------------------------------------
Gross profit on sales                                           209,263     188,983     187,287
Selling, general and administrative expenses                    168,981     166,521     162,747
Provision for restructuring charges (Note 17)                     2,781          --          --
- -----------------------------------------------------------------------------------------------
                                                                 37,501      22,462      24,540
Other income (expense), net (Note 13)                             1,648         697         476
- -----------------------------------------------------------------------------------------------
                                                                 39,149      23,159      25,016
Interest expense                                                 12,344      12,339      17,172
- -----------------------------------------------------------------------------------------------
         Earnings before taxes and cumulative effect of
         changes in accounting principles                        26,805      10,820       7,844
- -----------------------------------------------------------------------------------------------
Taxes based on earnings (Note 14)
Current:
  Federal                                                        11,475       1,996       2,493
  State and local                                                 2,275         522         533
- -----------------------------------------------------------------------------------------------
                                                                 13,750       2,518       3,026
Deferred                                                         (5,543)       (576)     (1,849)
- -----------------------------------------------------------------------------------------------
                                                                  8,207       1,942       1,177
         Earnings before cumulative effect of
         changes in accounting principles                        18,598       8,878       6,667

Cumulative effect of changes in accounting for postretirement
  benefits and income taxes, net (Notes 12 and 14)               (1,090)         --          --
- -----------------------------------------------------------------------------------------------
         Net earnings                                          $ 17,508    $  8,878    $  6,667
- -----------------------------------------------------------------------------------------------
Cash dividends paid:
 Common stock  $.32 per share                                  $  4,211    $  4,199    $  4,198
- -----------------------------------------------------------------------------------------------
Per share data:
 Earnings before cumulative effect of changes in
  accounting principles                                        $   1.41    $    .68    $    .51
     Cumulative effect of changes in accounting principles         (.09)         --          --
- -----------------------------------------------------------------------------------------------
Net earnings per common and
common equivalent share (Note 1)                               $   1.32    $    .68    $    .51
- -----------------------------------------------------------------------------------------------
Average number of common and
 common equivalent shares                                    13,226,678  13,130,733  13,121,229
- -----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                 -F2-

[CAPTION]

Standard Motor Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                                 December 31,
                                                                           --------------------
                                                                               1993        1992
- -----------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents (Notes 1 and 15)                                $ 12,346    $ 17,025
 Marketable securities (Note 1)                                                  11          --
 Accounts receivable, less allowances for discounts and
  doubtful accounts of $5,536 (1992  $5,321) (Note 3)                        97,754      83,788
 Inventories (Notes 1 and 4)                                                164,150     153,198
 Prepaid taxes based on earnings                                                974       1,233
 Deferred income taxes (Notes 1 and 14)                                      17,460       2,427
 Prepaid expenses and other current assets                                   11,100       7,646
- -----------------------------------------------------------------------------------------------
       Total current assets                                                 303,795     265,317
- -----------------------------------------------------------------------------------------------
Property, plant and equipment, net (Notes 1, 5 and 8)                       103,004     101,529
- -----------------------------------------------------------------------------------------------
Other assets:
 Receivables  due after one year                                              2,645         634
 Sundry (Note 6)                                                             13,893       7,450
- -----------------------------------------------------------------------------------------------
       Total other assets                                                    16,538       8,084
- -----------------------------------------------------------------------------------------------
       Total assets                                                        $423,337    $374,930
- -----------------------------------------------------------------------------------------------
Current liabilities:
 Notes payable  banks (Note 7)                                             $  5,100    $     --
 Current portion of long-term debt (Notes 8 and 15)                           4,935      15,348
 Accounts payable                                                            41,373      27,145
 Sundry payables and accrued expenses                                        32,033      21,142
 Taxes based on earnings                                                      4,617       1,762
 Taxes (other than those based on earnings)                                   1,332       1,362
 Payroll and commissions                                                     10,173       7,662
- -----------------------------------------------------------------------------------------------
       Total current liabilities                                             99,563      74,421
- -----------------------------------------------------------------------------------------------
Long-term debt (current portion shown above) (Notes 8 and 15)               130,514     136,111
- -----------------------------------------------------------------------------------------------
Deferred income taxes (Notes 1 and 14)                                        3,625       3,270
- -----------------------------------------------------------------------------------------------
Postretirement benefits other than pensions (Note 12)                        11,452          --
- -----------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 8, 9, 15 and 16)
Stockholders equity (Notes 1, 8, 9, 10 and 11):
  Common Stock  par value $2.00 per share:
   Authorized 30,000,000 shares, issued 13,309,976 shares in 1993 and
    13,228,788 shares in 1992 (including 5,000 and 107,262 shares
    held as treasury shares in 1993 and 1992, respectively)                  26,620      26,458
  Capital in excess of par value                                              2,120       1,654
  Loan to E.S.O.P.                                                           (8,385)    (10,065)
  Minimum pension liability adjustment                                         (581)       (664)
  Retained earnings                                                         158,456     145,159
  Foreign currency translation adjustment                                        69          --
- -----------------------------------------------------------------------------------------------
                                                                            178,299     162,542
Less: Treasury stock  at cost                                                   116       1,414
- -----------------------------------------------------------------------------------------------
         Total stockholders equity                                          178,183     161,128
- -----------------------------------------------------------------------------------------------
         Total liabilities and stockholders equity                         $423,337    $374,930
- -----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                 -F3-


[CAPTION]

             Standard Motor Products, Inc. and Subsidiaries
             Statements of Consolidated Cash Flows
             (In thousands)

                                                                                     Years Ended December 31,
                                                                                --------------------------------
                                                                                   1993        1992        1991
             ---------------------------------------------------------------------------------------------------
Cash Flows   Net Income                                                          $17,508     $ 8,878     $ 6,667
From         ---------------------------------------------------------------------------------------------------
Operating    Adjustments to reconcile net income to net cash
Activities    provided by operating activities:
                Cumulative effect of changes in accounting for postretirement
                 benefits and income taxes, net                                    1,090          --          --
                Depreciation and amortization                                     10,523       9,688       8,867
                Loss on disposal of property, plant & equipment                      204         191         439
                (Gain) loss on sale of marketable securities                        (324)       (157)        373
                Tax benefits applicable to E.S.O.P.                                  124         123         125
                Tax benefits applicable to the exercise of employee stock options  1,240          --          --
                Change in assets and liabilities:
                  (Increase) decrease in accounts receivable                     (14,127)     (5,474)      2,859
                  (Increase) decrease in inventories                             (11,120)     25,358      35,775
                  (Increase) decrease in prepaid taxes based on earnings             259         (97)     (1,136)
                  (Increase) decrease in other assets                             (8,542)     (3,025)      2,458
                  Increase (decrease) in accounts payable                         14,237      (6,792)      1,216
                  Increase (decrease) in taxes based on earnings                   2,856       1,269         (68)
                  (Decrease) in deferred income taxes                             (5,543)       (576)     (1,849)
                  Increase (decrease) in other current assets and liabilities       (469)        714      (2,885)
                  Increase (decrease) in sundry payables and accrued expenses      12,189      1,450      (2,268)
             ---------------------------------------------------------------------------------------------------
             Total adjustments                                                      2,597     22,672      43,906
             ---------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                             20,105     31,550      50,573
             ---------------------------------------------------------------------------------------------------
Cash Flows   Proceeds from sales of marketable securities                          18,283     23,533       7,903
From         Purchases of marketable securities                                   (17,970)   (23,376)     (3,169)
Investing    Sale of fixed assets                                                     117         52         189
Activities   Capital expenditures                                                 (12,329)   (15,257)    (12,049)
             ---------------------------------------------------------------------------------------------------
             Net cash (used in) investing activities                              (11,899)   (15,048)     (7,126)
             ---------------------------------------------------------------------------------------------------
Cash Flows   Net borrowings (repayments) under line-of-credit agreements            5,100    (82,200)    (12,800)
From         Proceeds from issuance of long-term debt                                  --     80,000          --
Financing    Principal payments of long-term debt                                 (16,010)   (18,782)    (14,800)
Activities   Reduction of loan to E.S.O.P.                                          1,680      1,680       1,679
             Proceeds from exercise of employee stock options                       5,086         20          20
             Purchase of treasury stock                                            (4,524)       (38)         --
             Dividends paid                                                        (4,211)    (4,199)     (4,198)
             ---------------------------------------------------------------------------------------------------
             Net cash (used in) financing activities                              (12,879)   (23,519)    (30,099)
             ---------------------------------------------------------------------------------------------------
             Effect of exchange rate changes on cash                                   (6)        --          --
             ---------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash                                       (4,679)    (7,017)     13,348
             Cash and cash equivalents at beginning of year                        17,025     24,042      10,694
             ---------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of year                             $12,346    $17,025     $24,042
             ---------------------------------------------------------------------------------------------------
             Supplemental disclosure of cash flow information:
               Cash paid during the year for:
                Interest                                                          $12,160    $13,284     $17,911
                Income taxes                                                       10,635      1,346       4,230
             ---------------------------------------------------------------------------------------------------

             See accompanying notes to consolidated financial statements.
                                                 -F4-


[CAPTION]

Standard Motor Products, Inc. and Subsidiaries
Statements of Consolidated Changes in Stockholders Equity
(In thousands)


                                       Years Ended December 31, 1993, 1992 and 1991
- --------------------------------------------------------------------------------------------------------------------------------
                                                                       Minimum                    Foreign
                                              Capital in     Loan      Pension                   Currency
                                    Common    Excess of       to      Liability      Retained   Translation    Treasury
                                     Stock    Par Value     E.S.O.P.  Adjustment     Earnings   Adjustment      Stock      Total
- --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1990       $26,458       $1,417    $(13,424)                 $138,011                 $(1,427)  $151,035
Net earnings  1991                                                                      6,667                              6,667
Cash dividends paid                                                                    (4,198)                            (4,198)
Exercise of employee stock options                   (6)                                                           26         20
Tax benefits applicable to
  Employee Stock Ownership Plan                     125                                                                      125
Employee Stock Ownership Plan                                1,679                                                         1,679
- --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991        26,458        1,536    (11,745)                   140,480                  (1,401)   155,328
Net earnings  1992                                                                      8,878                              8,878
Cash dividends paid                                                                    (4,199)                            (4,199)
Exercise of employee stock options                   (5)                                                           25         20
Minimum pension liability adjustment                                       $(664)                                           (664)
Tax benefits applicable to
  Employee Stock Ownership Plan                     123                                                                      123
Employee Stock Ownership Plan                                1,680                                                         1,680
Purchase of treasury stock                                                                                        (38)       (38)
- --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992        26,458        1,654    (10,065)         (664)     145,159                  (1,414)   161,128
Net earnings  1993                                                                     17,508                             17,508
Cash dividends paid                                                                    (4,211)                            (4,211)
Exercise of employee stock options     162         (898)                                                        5,822      5,086
Minimum pension liability adjustment                                          83                                              83
Tax benefits applicable to
  Employee Stock Ownership Plan                     124                                                                      124
Tax benefits applicable to the exercise
  of employee stock options                       1,240                                                                    1,240
Employee Stock Ownership Plan                                1,680                                                         1,680
Purchase of treasury stock                                                                                     (4,524)    (4,524)
Foreign currency translation adjustment                                                                $69                    69
- --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993       $26,620       $2,120    $(8,385)        $(581)    $158,456          $69      $(116)  $178,183
- --------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                 -F5-


    Standard Motor Products, Inc. and Subsidiaries
    Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

    Principles of Consolidation
    The Company is engaged in the manufacture and sale of automotive replacement parts.
         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, all of which are wholly owned. As more fully described in Note 2, the Companys investment in an unconsolidated affiliate is accounted for on the equity method. All significant intercompany items have been eliminated.

    Cash and Cash Equivalents
    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    Marketable Securities
    Marketable securities are stated at the lower of cost or market values, determined by means of the first-in, first-out method. The valuation allowances for the excess of cost over market value was $13,000 at December 31, 1993.

    Inventories
    Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market values.

    Property, Plant and Equipment
    These assets are recorded at cost and are depreciated over their respective useful lives using the straight-line method of depreciation.

    Stock Options
    In general, no accounting is made for options until they are exercised, at which time the difference between the option price and the par value of the capital stock issued or the cost of treasury stock issued is reflected in the capital in excess of par value account.

    Net Earnings Per Common and Common Equivalent Share
    Net earnings per common and common equivalent share are calculated using the daily weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. Shares held by the ESOP are considered outstanding and are included in the calculation to determine earnings per share.

    Income Taxes
    Deferred income taxes result from timing differences in methods of recording certain revenues and expenses for financial reporting and for income tax purposes (see Note 14).

    Customer Acquisition Costs
    Costs associated with the acquisition of new customer accounts are deferred and amortized over a twelve-month period.

    Foreign Currency Translation
    Accounts of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded in a separate component of stockholders equity.

2.  Acquisitions
    The Company acquired, as of September 1, 1992, 50% ownership in Blue Streak Electronics, Inc. for approximately $360,000. Blue Streak Electronics, Inc., located in Concord, Canada, is a remanufacturer of automotive on-board computers, sensors and related parts. The investment is accounted for under the equity method. The accompanying consolidated Financial Statements include the investment in subsidiary at December 31, 1993 and 1992 of approximately $597,000 and $263,000, respectively in Other assets:
    Sundry. The gain of approximately $352,000 in 1993 and the loss of approximately $97,000 in 1992 attributed to this investment are included in Other income (expense), net.
         In April 1993, the Company acquired, for approximately $9,000,000, substantially all of the general service line inventory and certain other related assets of APS, Inc., a national distributor of automotive parts, along with a ten-year agreement to supply this product line to APS, Inc. on an exclusive basis. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $10,900,000 in 1993 and decreased net earnings by approximately $1,500,000 in the same period primarily due to launch costs.
         Subsequent to year end 1993, the Company entered into a Joint Venture Agreement for the remanufacture of calipers and other brake related items. The Companys initial investment was approximately $250,000.

3.  Sale of Accounts Receivables
    On July 10, 1990, the Company entered into a three-year agreement whereby it can sell up to a $25,000,000 undivided interest in a designated pool of certain eligible accounts receivable. On July 8, 1993, the termination date on this agreement was extended to October 10, 1993. On December 20, 1993, the Company entered into a new three-year agreement with a different lending institution. At December 31, 1993, 1992 and 1991, net receivables amounting to $25,000,000 had been sold under these agreements. As collections reduce previously sold undivided fractional interest, new receivables are customarily sold up to the $25,000,000 level. At the expiration of the agreement, the Company and the purchaser share a proportionate risk of loss as the eligible pool of accounts receivable is liquidated (see Note 13).
                                                 -F6-



4.  Inventories
    (In thousands)
                                               December 31,
                                         ---------------------
                                             1993         1992
    ----------------------------------------------------------
    Inventories consist of:
    Finished goods                       $103,886      $95,418
    Work in process                        18,249       19,123
    Raw materials                          42,015       38,657
    ----------------------------------------------------------
    Total inventory                      $164,150     $153,198
    ----------------------------------------------------------

5.  Property, Plant and Equipment
    (In thousands)
                                               December 31,
                                         ---------------------
                                             1993         1992
    ----------------------------------------------------------
    Property, plant and equipment consist of the following:
    Land and buildings                   $ 67,470     $ 67,045
    Machinery and equipment                55,341       50,087
    Tools, dies and auxiliary equipment     6,526        5,427
    Furniture and fixtures                 13,756       12,496
    Leasehold improvements                  4,622        4,714
    Construction in progress                8,147        4,692
                                         ---------------------
                                          155,862      144,461
    Less, accumulated depreciation
     and amortization                      52,858       42,932
    ----------------------------------------------------------
    Total property, plant and
     equipment, net                      $103,004     $101,529
    ----------------------------------------------------------

6.  Other Assets  Sundry
    (In thousands)
                                               December 31,
                                         ---------------------
                                             1993         1992
    ----------------------------------------------------------
    Other assets  sundry consist of the following:
    Unamortized customer supply
    agreements                            $ 7,558       $3,142
    Long-term investments                   4,560        2,600
    Equity in Blue Streak Electronics, Inc.   597          263
    Pension assets                            713          771
    Deferred charges and other                465          674
    ----------------------------------------------------------
    Total other assets  sundry            $13,893       $7,450
    ----------------------------------------------------------

7.  Notes Payable  Banks
    The maximum amount of short-term bank borrowings outstanding at any month-end was $27,700,000 in 1993 and $105,800,000 in 1992, and
    averaged $16,958,000 and $96,100,000, respectively. The weighted average short-term interest rate was 3.99% for 1993 and 5.15% for 1992. At December 31, 1993, the Company had unused lines of credit aggregating approximately $105,000,000.
         As part of several of the loan arrangements, the Company has verbal agreements whereby it is expected to maintain compensating balances which amounted to $218,000 at December 31, 1993. The compensating balances are held under agreements which do not legally restrict the use of such funds and, therefore, the funds are not segregated on the face of the balance sheet. In lieu of maintaining these balances, the Company has paid fees of approximately $113,000, $132,000 and $107,000 in 1993, 1992 and
    1991, respectively.

8.  Long-Term Debt
    (In thousands)
                                                      December 31,
                                                ---------------------
                                                    1993         1992
    -----------------------------------------------------------------
    Long-term debt consists of:
    7.85% senior notes payable                 $  65,000    $  65,000
    11.50%-12.00% senior notes payable             6,000       18,000
    9.47% senior notes payable                    30,000       30,000
    6.01% senior notes payable                    15,000       15,000
    Credit Agreement                               8,394       10,074
    7.00%-13.00% purchase obligations              9,862       12,006
    Floating rate purchase obligation              1,100        1,240
    9.50% mortgage payable                            93          139
    -----------------------------------------------------------------
                                                 135,449      151,459
    Less current portion                           4,935       15,348
    -----------------------------------------------------------------
    Total noncurrent portion of long-term debt  $130,514     $136,111
    -----------------------------------------------------------------

         Under the terms of the $65,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 1996.
         Under the terms of the $6,000,000 senior note agreement, the Company is required to repay the remaining loan in three equal annual installments ending in 1996. An optional prepayment of $5,000,000 was made on March 1, 1993.
         Under the terms of the $30,000,000 senior note agreement, the Company is required to repay the loan in seven varying annual installments beginning in 1998. Subject to certain restrictions, the Company may make prepayments without premium beginning in 1998.
         Under the terms of the $15,000,000 senior note agreement, the Company is required to repay the loan in full in 1995. The Company also entered into an interest rate swap agreement. The swap agreement modifies the interest rate on the $15,000,000 senior note agreement, adjusted favorably or unfavorably for the spread between 5.66% and the 6-month reserve unadjusted London Interbank Offering Rate ("LIBOR").
         The Credit Agreement matures in equal annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $7,762,500 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted LIBOR and 7.69%. The proceeds of such note were loaned to the Companys Employee Stock Ownership Plan
    (ESOP) to purchase 1,000,000 shares of the Companys common stock to be distributed in accordance with the terms of the ESOP established in 1989 (see Note 11).
         The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by properties having a net book value of approximately $23,513,000. An optional prepayment of $660,000 was made on November 1, 1993.
                                                 -F7-



         The floating rate purchase obligation matures in annual installments through 1999, bears interest at sixty-five percent of prime, and is secured by property having a net book value of approximately $1,390,000.
         The mortgage payable is due in installments through 1995. Maturities of long-term debt during the five years ending
    December 31, 1998 are $4,935,000, $19,987,000, $14,262,000,
    $12,912,000, and $16,601,000 respectively.
         The loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. Effective December 31, 1993, the Company had unrestricted retained earnings of $8,434,000.

9.  Stockholders Equity
    The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. No such shares are outstanding at December 31, 1993.
         The Company announced on October 18, 1993 that the Board of Directors has authorized the repurchase by the Company of up to 325,000 shares of its common stock to be used to meet present and future requirements of its stock option program. As of December 31, 1993, 195,200 shares were repurchased at a cost of $4,524,000.

10. Stock Options
    Under the Companys stock option plans, options are exercisable in whole or in part anytime during the five years following the date of grant and while the holder is an employee of the Company.
         At December 31, 1993, 82,300 options were granted but have not yet been exercised. No additional shares of common stock were available under authorized stock option plans.
         The changes in outstanding options were as follows:
    -------------------------------------------------------------------
                                           1993       1992        1991
    ------------------------------------------------------------------
    Outstanding at beginning..          437,700    441,600     491,865
    Granted                              32,000     72,000      22,000
    Exercised (1993  $10.13 to
     $16.88, 1992 and 1991
     $10.13)                           (378,650)    (2,000)     (2,000)
    Terminated and expired               (8,750)   (73,900)    (70,265)
    ------------------------------------------------------------------
    Outstanding at end                   82,300     437,700    441,600
    ------------------------------------------------------------------
    Aggregate option price           $1,337,688  $5,968,938 $6,330,538
    ------------------------------------------------------------------

    At a price range per share of:
                             1993                 1992               1991
    ---------------------------------------------------------------------
    Beginning     $10.13 to $16.88    $10.13 to $17.56   $10.13 to $17.56
    End           $10.13 to $18.56    $10.13 to $16.88   $10.13 to $17.56
    ---------------------------------------------------------------------

11. Employee Benefit Plans
    The Company has a defined benefit pension plan covering
    substantially all of the unionized employees of the EIS Brake Parts Division. The benefits are based on years of service. The Companys funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
         The following table sets forth the plans funded status and amounts recognized in the Companys statement of financial position at December 31, 1993 and 1992:
    (In thousands)
                                                          December 31,
                                                    ---------------------
                                                        1993         1992
    ---------------------------------------------------------------------
    Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including
     vested benefits of $9,474 ($9,011-1992)        $(10,032)     $(9,531)
    ---------------------------------------------------------------------
    Projected benefit obligation for
    service rendered to date                        $(10,032)     $(9,805)
    Plan assets at fair value (primarily
     debt securities, commercial mortgages
     and listed stocks                                 8,738        8,095
    ---------------------------------------------------------------------
    Plan assets (less than) projected
     benefit obligation                               (1,294)      (1,710)
    Unrecognized net loss from past
     experience (different from that assumed
     and effects of changes in assumptions)            1,250        1,712
    Unrecognized net obligation being
     recognized over 15 years                            198          225
    Adjustment required to recognize
     minimum liability                                (1,448)      (1,663)
    ---------------------------------------------------------------------
    Accrued pension cost included in
    accrued expenses                                 $(1,294)     $(1,436)
    ---------------------------------------------------------------------
    Net pension cost for 1993 and 1992
     included the following components:
     Service cost  benefits earned
      during the period                              $   248      $   220
     Interest cost on projected
      benefit obligation                                 613          590
     Actual return on plan assets                       (960)        (724)
     Net amortization and deferral                       391           59
    ---------------------------------------------------------------------
     Net periodic pension cost                       $   292      $   145
    ---------------------------------------------------------------------
    Assumptions used in accounting for the pension
     plan at December 31, 1993 and 1992 were:
     Discount rates                                      6.5%         6.6%
    Expected long-term rate of return
     on assets                                           8.0%         8.5%
    ---------------------------------------------------------------------

         Pension expense for the year ended December 31, 1991 was $121,000.
         In addition, the Company participates in several multiemployer plans which provide defined benefits to substantially all unionized
                                                 -F8-



    workers. The Multiemployer Pension Plan Amendments Act of 1980
    imposes certain liabilities upon employers associated with multiemployer plans. The Company has not received information from the plans administrators to determine its share, if any, of unfunded vested benefits.
         The Company and certain of its subsidiaries also maintain
    various defined contribution plans providing retirement benefits for other eligible employees.
         The provisions for retirement expense in connection with the plans are as follows:
                                                                   Defined
                                                Multi-          Contribution
                                           employer Plans      and Other Plans
    --------------------------------------------------------------------------
    Year-end December 31,
         1993                                    $358,000           $4,760,000
         1992                                     498,000            1,895,000
         1991                                     478,000            1,729,000
    --------------------------------------------------------------------------

         In January 1989, the Company established an Employee Stock Ownership Plan (ESOP) and Trust for employees who are not covered by a collective bargaining agreement. The ESOP authorized the Trust to purchase up to 1,000,000 shares of the Companys common stock in the open market. In 1989, the Company entered into an agreement with a bank authorizing the Company to borrow up to $18,000,000 in connection with the ESOP. Under this agreement, the Company borrowed $16,729,000, payable in equal annual installments through 1998 (see Note 8), which was loaned on the same terms to the ESOP for the purchase of common stock. During 1989, the ESOP made open market purchases of 1,000,000 shares at an average cost of $16.78 per share. The ESOP allocated approximately 100,000 shares of common stock per annum to participants from 1989 through 1993. At December 31, 1993, the ESOP owned approximately 500,000 shares of common stock. Future company contributions plus dividends earned will be used to service the debt.
         Contributions to the ESOP are based on a predetermined formula which is primarily tied into dividends earned by the ESOP and loan repayments. The expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $305,000, $313,000 and $319,000 for the years ended December 31,
    1993, 1992 and 1991, respectively, from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $772,000, $756,000 and $1,149,000 for the years ended December 31,
    1993, 1992 and 1991, respectively.
         At December 31, 1993 and 1992 indebtedness of the ESOP to the Company in the amounts of $8,385,000 and $10,065,000, respectively, are shown as deductions from shareholders equity in the consolidated balance sheet.
         Federal income tax benefits of $124,000 in 1993, $123,000 in 1992 and $125,000 in 1991, resulting from the deductibility of certain dividends paid by the Company to the ESOP, were credited directly to capital in excess of par. The provision for expense in connection with the ESOP was approximately $1,380,000 in 1993, $1,387,000 in 1992 and $1,378,000 in 1991.

12. Postretirement Benefits
    Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers
    Accounting for Postretirement Benefits Other Than Pensions. Prior years financial statements have not been restated to apply the provisions of SFAS No. 106.
         The Company provides certain medical and dental care benefits to eligible retired employees. Approximately 2,200 employees and retirees are eligible under this plan. Salaried employees become eligible for retiree health care benefits after reaching age 65 if they retire at age 65 or older with at least 15 years of continuous service. EIS Brake Parts unionized employees become eligible after reaching age 65 if they retire at age 65 or older with at least 10 years of continuous service. Other unionized employees are covered under union health care plans.
         Generally, the health care plans pay a stated percentage of most health care expenses reduced for any deductible and payments made by government programs and other group coverage. The costs of providing most of these benefits has been shared with retirees since 1991. Retiree annual contributions will increase proportionally if the Companys health care payments increase. The plans are unfunded.
         SFAS No. 106 requires that the expected cost of these postretirement benefits be charged to expense during the years that the employees render services. SFAS No. 106 was adopted using the immediate recognition transition option; the accumulated postretirement benefit obligation of $10,225,000, and related deferred tax benefit of $4,090,000 (net of $6,135,000), has been included in cumulative effect of changes in accounting for postretirement benefits and income taxes, net in the statement of consolidated earnings. This new accounting method has no effect on the Companys cash outlays for retiree benefits.
         For measuring the expected postretirement benefit obligation, a 14 percent annual rate of increase in the per capita claims cost was assumed for 1993. This rate was assumed to decrease 1 percent per year to 7 percent in 2000, then 0.5 percent per year to 6 percent in 2002 and remain at that level thereafter. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent at January 1, 1993.
         The postretirement benefits expense, excluding the cumulative catch-up adjustment, was $1,472,000, $294,000 and $171,000 for
    1993, 1992 and 1991, respectively. The 1993 figure includes approximately $800,000 interest charges.
                                                 -F9-



13. Other Income (Expense), Net
    (In thousands)
                                                  December 31,
                                      --------------------------------
                                           1993       1992        1991
    ------------------------------------------------------------------
    Other income (expense), net consists of:
    Interest and dividend income         $1,648     $1,630      $2,024
    Gains on investments in
     marketable securities                  311        157         150
    (Loss) on sale of accounts
     receivable (Note 3)                   (660)      (997)     (1,754)
    Income (loss) from
     Blue Streak Electronics, Inc.          352        (97)         --
    Other-net                                (3)         4          56
    ------------------------------------------------------------------
    Total other income (expense), net    $1,648     $  697      $  476
    ------------------------------------------------------------------

14. Taxes Based on Earnings
    The effective tax rates for 1993, 1992 and 1991 were 30.6%, 17.9% and 15.0%, respectively, which vary from the statutory federal income tax rate of 35% in 1993 and 34% in 1992 and 1991. The difference is accounted for as follows:
                                                   As a Percent of
                                                Earnings Before Taxes
    -------------------------------------------------------------------
                                           1993       1992        1991
    -------------------------------------------------------------------
    Statutory federal income tax rates     35.0%      34.0%       34.0%
    Increase (decrease) in tax rate
     resulting from:
     State and local income taxes, net
      of federal income tax benefit          5.5       1.5         1.6
     (Tax-exempt income)/
      non-deductible items-net               0.2       0.2       (12.9)
     Benefits of foreign taxes at lower
      than statutory federal rate           (9.7)    (16.8)       (6.3)
    Other                                   (0.4)     (1.0)       (1.4)
    -------------------------------------------------------------------
    Effective tax rate                      30.6%     17.9%       15.0%
    -------------------------------------------------------------------
    The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Companys intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $10,011,000 at the end of 1993, $7,181,000 at the end of 1992 and $5,734,000 at the end of
    1991.
         Earnings of a subsidiary operating in Puerto Rico, amounting to approximately $7,285,000 (1992 $6,941,000; 1991 $5,906,000), which are not subject to United States income taxes, are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.22 per share in 1993 (1992 $.23; 1991 $.18).
         Income earned (losses) incurred by foreign subsidiaries not eliminated in consolidation amounted to approximately $453,000, ($29,000) and ($396,000) for the years ended December 31, 1993, 1992 and 1991.
         Foreign income taxes amounted to approximately $838,000, $697,000 and $363,000 for 1993, 1992 and 1991, respectively. These foreign income taxes relate primarily to manufacturing facilities whose operations are eliminated in consolidation.
         Deferred income tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these timing differences are presented below:
    (In thousands)
                                                  December 31,
                                      --------------------------------
                                           1993       1992        1991
    ------------------------------------------------------------------
    Installment sales                   $    --    $    --     $(1,679)
    Allowance for doubtful accounts         (28)      (268)        299
    Allowance for customer returns       (1,252)      (232)       (483)
    Accrued salaries                         61        332        (187)
    Restructuring charges                  (933)        --          --
    Promotional costs                      (722)      (427)       (120)
    Postretirement benefits                (488)        --          --
    Inventory                            (2,070)       (14)         62
    Depreciation                           (118)       101          96
    Other  net                                7        (68)        163
    ------------------------------------------------------------------
    Total deferred tax expense         $ (5,543)   $  (576)    $(1,849)
    ------------------------------------------------------------------

         Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for
    Income Taxes. Prior years financial statements have not been restated to apply the provisions of SFAS No. 109.
         Under SFAS No. 109, deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The cumulative catch-up adjustment resulted in a deferred tax benefit of $5,045,000, which has been included in the statements of consolidated earnings as cumulative effect of changes in accounting for postretirement benefits and income taxes, net.
         The following is a summary of the components of the net
    deferred tax asset and liability accounts recognized in the accompanying consolidated balance sheets.
    (In thousands)
                                                             December 31,
                                                             ------------
                                                                 1993
    ---------------------------------------------------------------------
    Differences between tax and book amounts:
     Deferred tax assets:
      Inventory                                                   $ 9,291
      Allowance for customer returns                                5,412
      Postretirement benefits                                       4,581
      Allowance for doubtful accounts                               1,348
      Accrued salaries                                              1,424
      Restructuring charges                                         1,023
      Other                                                           408
    ---------------------------------------------------------------------
      Total                                                       $23,487
    ---------------------------------------------------------------------
                                                 -F10-



    Deferred tax liabilities:
     Depreciation                                                 $ 8,093
     Promotional costs                                                728
     Other                                                            831
    ---------------------------------------------------------------------
     Total                                                          9,652
    ---------------------------------------------------------------------
     Net deferred tax asset                                       $13,835
    ---------------------------------------------------------------------

15. Fair Value of Financial Instruments
    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and cash equivalents
    The carrying amount approximates fair value because of the short maturity of those instruments.

    Long-term debt
    The fair value of the Corporations long-term debt is estimated based on the current rates offered to the Corporation for debt of the same remaining maturities.

    Interest rate swap agreements
    The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting dates, taking into account current interest rates.
         The estimated fair values of the Corporations financial instruments are as follows:

    (In thousands)
               December 31, 1993             Carrying             Fair
                                              Amount              Value
    ---------------------------------------------------------------------
    Cash and cash equivalents               $  12,346           $  12,346
    Long-term debt                           (135,449)           (151,587)
    Unrecognized financial instruments:
     Interest rate swaps:
      In a net receivable position                 --                 415
      In a net payable position                    --              (1,146)
    ---------------------------------------------------------------------

    (In thousands)
               December 31, 1992             Carrying             Fair
                                              Amount              Value
    ---------------------------------------------------------------------
    Cash and cash equivalents               $  17,025           $  17,025
    Long-term debt                           (151,459)           (154,940)
    Unrecognized financial instruments:
     Interest rate swaps:
      In a net receivable position                 --                 643
      In a net payable position                    --              (1,328)
    ---------------------------------------------------------------------

16. Commitments
    Total rent expense for the three years ended December 31, 1993 was as follows:
    (In thousands)
                                                   Real
                                     Total        Estate        Other
    ---------------------------------------------------------------------
    1993                            $5,544        $2,320       $3,224
    1992                             5,931         2,618        3,313
    1991                             6,837         3,217        3,620
         At December 31, 1993, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2003, under operating leases for real estate, as follows:
    (In thousands)
    1994                           $ 1,734
    1995                             1,377
    1996                             1,178
    1997                               965
    1998                               853
    Thereafter                       3,900
    ---------------------------------------------------------------------
                                   $10,007
    ---------------------------------------------------------------------

         The Companys receivables are primarily from United States warehouse distributors in the automotive aftermarket industry.
         At December 31, 1993, the Company had letters of credit outstanding aggregating approximately $1,650,000.

17. Restructuring Charges
    During 1993, the company recorded a $2,781,000 provision for restructuring charges. Included in the restructuring plan are charges for the expected costs of facility consolidations, asset retirements, employee separations, relocations and related costs.

18. Quarterly Financial Data
    The following selected quarterly financial data have not been audited and, accordingly, the independent certified public accountants express no opinion thereon:
                      Net            Gross           Net         Per
                     Sales          Profit         Earnings     Share
    ---------------------------------------------------------------------
                   (In thousands, except per share amounts)
    ---------------------------------------------------------------------
    1993 Quarter:
    First          $127,755        $ 45,684         $ 1,763     $ .13
    Second          161,201          56,760           6,779       .51
    Third           161,340          56,786           5,703       .43
    Fourth          132,555          50,033           3,263       .25
    ---------------------------------------------------------------------
    Total          $582,851        $209,263         $17,508     $1.32
    ---------------------------------------------------------------------
    1992 Quarter:
    First          $128,794        $ 46,250         $ 1,068     $ .08
    Second          150,805          52,402           2,000       .15
    Third           138,276          47,917           2,813       .22
    Fourth          117,678          42,414           2,997       .23
    ---------------------------------------------------------------------
    Total          $535,553        $188,983         $ 8,878     $ .68
    ---------------------------------------------------------------------
         Net earnings in the first quarter of 1993 were adversely impacted by $1,090,000 due to the net cumulative effect of changes in accounting for postretirement benefits and income taxes. The fourth quarter 1993 reflects an improved gross profit percentage, compared to the prior 1993 quarters, primarily due to favorable year-end inventory adjustments. The net earnings improvement in the fourth quarter 1993 as compared to the same quarter in 1992 was attributable to increased sales partially offset by restructuring charges and an increase in amortized customer acquisition costs.
         The fourth quarter 1992 reflects a slightly improved gross profit percentage, compared to the prior 1992 quarters, primarily due to favorable year-end inventory adjustments.
                                                 -F11-



                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Standard Motor Products, Inc.


In connection with our audits of the consolidated financial statements of Standard Motor Products, Inc. and subsidiaries for the years ended December 31, 1993, 1992 and 1991, we have also audited the financial statement schedules listed in the accompanying index at Item 14(a) (2) for the years ending December 31, 1993, 1992 and 1991. Our audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statements schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               DAVID BERDON & CO.


New York, New York
February 25, 1994

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
- --------------------------------------------------------------
          None.





                           PART III
                           --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

          Information relating to Directors and Executive Officers is set forth in the 1994 Annual Proxy Statement.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS.
- --------  -----------------------------------------

          Information relating to Management Remuneration and Transactions is set forth in the 1994 Annual Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  ----------------------------------------------------------------

          Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 1994 Annual Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

          Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 1994 Annual Proxy Statement.

                              PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- -------------------------------------------------------------------
             FORM 8-K.
             ---------

  14.(a)Document List
        -------------

       (a)(1) Among the responses to this Item 14(a) are the following financial statements.

              Report of Independent Certified Public Accountants

              Financial Statements:

                Consolidated Balance Sheets -
                  December 31, 1993 and 1992

                Statements of Consolidated Earnings -
                  Years Ended December 31, 1993, 1992 and 1991

                Statements of Consolidated Changes in Stockholders' Equity-
                  Years Ended December 31, 1993, 1992 and 1991

                Statements of Consolidated Cash Flows -
                  Years Ended December 31, 1993, 1992 and 1991

                Notes to Consolidated Financial Statements

       (a)(2) The following financial schedules for the years 1993, 1992 and 1991 are submitted herewith:

              Schedule                                  Page
              --------                                  ----

                 V.   Property, Plant and Equipment       24

                VI.   Accumulated Depreciation and        25
                      Amortization of Property,
                      Plant and Equipment

              VIII.   Valuation and Qualifying Accounts   26

                IX.   Short-Term Borrowings               27

                Selected Quarterly Financial Data, for the Years
                Ended December 31, 1993 and 1992, are included herein by reference to Part II, Item 8.

                All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

            (a)(3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K.

                    (A) The following such exhibits are filed as a separate
                        section of this report.

                        (11)Computation of Weighted Average of Common
                            and Common Equivalent shares Outstanding is included on Page 28.

                        (22)List of Subsidiaries of Standard Motor Products,
                            Inc. is included on Page 29.

                    (B) The following such exhibits are incorporated herein by reference.

                        (3) Restated Certificate of Incorporation, dated July
                            25, 1984, filed as an Exhibit of Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1984 is incorporated herein by reference.

                            By-Laws filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                            Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

                        (4) Note Purchase Agreement of January 15, 1987
                            between the Registrant and the Travelers Insurance Company, the Great-West Life Assurance
                            Company, the Franklin Life Insurance Company, the Franklin United Life Insurance Company, and Woodmen Accident and Life Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                            Letter Agreement of January 25, 1989 amending the Note Agreement between the Registrant and the Travelers Insurance Company, the Great-West Life Assurance Company, the Franklin Life
                            Insurance Company, the Franklin United Life
                            Insurance Company, and Woodmen Accident and Life Company dated January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

                            Credit Agreement dated March 10, 1989 between the Registrant and Chemical Bank filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

                            Note Purchase Agreement dated October 15, 1989 between the Registrant and the American United Life Insurance Company, the General American Life Insurance Company, the Jefferson-Pilot Life Insurance Company, the Ohio National Life Insurance Company, the Crown Insurance
                            Company, the Great-West Life Assurance
                            Company, the Guarantee Mutual Life Company, the Security Mutual Life Insurance Company of Lincoln, Nebraska, and the Woodmen Accident and Life Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

                            Letter Agreement of January 15, 1990 amending the Note Agreement between the Registrant and the Travelers Insurance Company dated January
                            15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended
                            December 31, 1987 is incorporated herein by reference.

                            Letter Agreement of July 20, 1990 amending the Credit Agreement between the Registrant and Chemical Bank dated March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

                            Letter Agreement of September 30, 1990 amending the Note Agreement between the Registrant and the Travelers Insurance Company, the Great-West Life Assurance Company, The Franklin Life Insurance Company, The Franklin United Life Insurance Company and Woodmen Accident and Life Company January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.

                            Letter Agreement of March 4, 1991 amending the Credit Agreement between the Registrant and Chemical Bank dated March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.

                            Letter Agreement of December 20, 1991 amending the Credit Agreement between the Registrant and Chemical Bank dated March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.

                            Letter Agreement of February 28, 1992 amending the Note Agreement between the Registrant and the Travelers Insurance Company, the Great-West Life Assurance Insurance Company, the Franklin Life Insurance Company, the Franklin United Life Insurance Comapany and the Woodmen Accident and Life Company dated January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form
                            10-K for the year ended December 31, 1992 is incorporated herein by reference.

                            Letter Agreement of July 22, 1992 amending the Note Agreement between the Registrant and the Travelers Insurance Company, the Great-West Life Assurance Company, the Franklin Life Insurance Company, the Franklin United Life Insurance Company and Woodmen Accident and Life Company dated January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

                            Letter Agreement dated October 30, 1992 amending the Credit Agreement between the Registrant and Chemical Bank, assigned to NBD Bank, N.A. with amendment dated December 20, 1991, dated March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

                       Note Agreement of November 15, 1992 between the Registrant and Kemper Investors Life Insurance Company, Federal Kemper Life Assurance Company, Lumbermens Mutual Casualty Company, Fidelity Life Association, American Motorists Insurance Company, American Manufacturers Mutual Insurance Company, Allstate Life Insurance Company, Teachers Insurance & Annuity Association of America and Phoenix Home Life Mutual Insurance Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

                       Note Agreement of November 15, 1992 between the Registrant and Principal Mutual Life Insurance Company and Principal National Life Insurance Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

                   (5) Employee Stock Ownership Plan and Trust dated January
                       1, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

               (C) The following exhibits have been included in the filing made with the SEC and are available upon request.

                   Letter Agreement dated December 27, 1993 amending the Credit Agreement between the Registrant and Chemical Bank, assigned to NBD Bank, N.A. with amendment dated December 20, 1991, dated March 10, 1989 is included as Exhibit A.


14(b) Reports on Form 8-K

      No reports on Form 8-K were required to be filed for the three months ended December 31, 1993.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             STANDARD MOTOR PRODUCTS, INC.
                                     (Registrant)



                             Lawrence I. Sills
                             -----------------------------------------------
                             Lawrence I. Sills, President
                             (Chief Operating Officer)



                             Michael J. Bailey
                             -----------------------------------------------
                             Michael J. Bailey, Vice President Finance,
                             Chief Financial Officer




                             David Kerner
                             -----------------------------------------------
                             David Kerner, Treasurer

Dated:                       New York, New York
                             March 25, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

March 25, 1994               Lawrence I. Sills
- --------------               -----------------------------------------------
    (Dated)                  Lawrence I. Sills, President
                             (Chief Operating Officer)


March 25, 1994               Bernard Fife
- --------------               -----------------------------------------------
    (Dated)                  Bernard Fife
                             Co-Chairman, Director


March 25, 1994               Nathaniel L. Sills
- --------------               -----------------------------------------------
    (Dated)                  Nathaniel L. Sills
                             Co-Chairman, Director

March 25, 1994               Arlene R. Fife
- --------------               -----------------------------------------------
    (Dated)                  Arlene R. Fife, Director


March 25, 1994               Ruth F. Sills
- --------------               -----------------------------------------------
    (Dated)                  Ruth F. Sills, Director

[CAPTION]


                       STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                         Schedule V - Property, Plant and Equipment

                        Years ended December 31, 1993, 1992 and 1991

                                          Balance at
                                          beginning          Additions                       Balance at
        Classification                     of year           at cost         Retirements     end of year
        --------------                    ----------         ---------       -----------     -----------
Year ended December 31, 1993:
   Land and buildings                   $ 67,045,000      $    425,000        $      -      $ 67,470,000
   Machinery and equipment                50,087,000         5,788,000           534,000      55,341,000
   Tools, dies and auxiliary equipment     5,427,000         1,099,000               -         6,526,000
   Furniture and fixtures                 12,496,000         1,358,000            98,000      13,756,000
   Leasehold improvements                  4,714,000           204,000           296,000       4,622,000
   Construction in progress                4,692,000         3,455,000               -         8,147,000
                                        ------------      ------------       -----------    ------------
                                        $144,461,000      $ 12,329,000       $   928,000    $155,862,000
                                        ------------      ------------       -----------    ------------
                                        ------------      ------------       -----------    ------------

Year ended December 31, 1992:
  Land and buildings                   $  57,774,000       $ 9,300,000       $    29,000    $ 67,045,000
  Machinery and equipment                 46,713,000         5,560,000         2,186,000      50,087,000
  Tools, dies and auxiliary equipment      5,216,000           914,000           703,000       5,427,000
  Furniture and fixtures                  12,255,000         1,049,000           808,000      12,496,000
  Leasehold improvements                   4,678,000            67,000            31,000       4,714,000
  Construction in progress                 6,325,000        (1,633,000)              -         4,692,000
                                        ------------      ------------       -----------    ------------
                                        $132,961,000       $15,257,000        $3,757,000    $144,461,000
                                        ------------      ------------       -----------    ------------
                                        ------------      ------------       -----------    ------------

Year ended December 31, 1991:
  Land and buildings                    $ 51,286,000       $ 6,607,000        $  119,000    $ 57,774,000
  Machinery and equipment                 44,781,000         5,218,000         3,286,000      46,713,000
  Tools, dies and auxiliary equipment      5,556,000           733,000         1,073,000       5,216,000
  Furniture and fixtures                  13,144,000         1,312,000         2,201,000      12,255,000
  Leasehold improvements                   4,873,000            38,000           233,000       4,678,000
  Construction in progress                 7,589,000        (1,264,000)              -         6,325,000
  Funds held for construction                595,000          (595,000)              -               -
                                        ------------      ------------       -----------    ------------
                                        $127,824,000       $12,049,000        $6,912,000    $132,961,000
                                        ------------      ------------       -----------    ------------
                                        ------------      ------------       -----------    ------------

Estimated useful lives used in computing depreciation are as follows:

                            Estimated Life
Buildings and improvements  15 to 33-1/3 years
Machinery and equipment     9-1/2 years
Furniture and fixtures      8 years
Tools, dies and auxiliary equipment3 to 8 years
Leasehold improvements      Lesser of 10 years or life of lease

[CAPTION]



                      STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                        Schedule VI - Accumulated Depreciation and
                       Amortization of Property, Plant and Equipment

                       Years ended December 31, 1993, 1992 and 1991

                                                            Additions
                                         Balance at         charged to
                                          beginning          costs and                       Balance at
        Description                        of year           expenses        Retirements     end of year
        --------------                    ----------         ---------       -----------     -----------
Year ended December 31, 1993:
  Buildings                             $  8,665,000      $  2,552,000         $     -       $11,217,000
  Machinery and equipment                 22,250,000         5,205,000           203,000      27,252,000
  Tools, dies and auxiliary equipment      2,845,000           806,000               -         3,651,000
  Furniture and fixtures                   6,192,000         1,778,000            98,000       7,872,000
  Leasehold improvements                   2,980,000           182,000           296,000       2,866,000
                                        ------------      ------------       -----------    ------------
                                         $42,932,000       $10,523,000        $  597,000     $52,858,000
                                        ------------      ------------       -----------    ------------
                                        ------------      ------------       -----------    ------------

Year ended December 31, 1992:
  Buildings                              $ 6,719,000       $ 1,946,000        $      -       $ 8,665,000
  Machinery and equipment                 19,495,000         4,871,000         2,116,000      22,250,000
  Tools, dies and auxiliary equipment      2,770,000           778,000           703,000       2,845,000
  Furniture and fixtures                   5,354,000         1,502,000           664,000       6,192,000
  Leasehold improvements                   2,420,000           591,000            31,000       2,980,000
                                        ------------      ------------       -----------    ------------
                                         $36,758,000        $9,688,000        $3,514,000     $42,932,000
                                        ------------      ------------       -----------    ------------
                                        ------------      ------------       -----------    ------------

Year ended December 31, 1991:
  Buildings                              $ 5,248,000        $1,590,000        $  119,000     $ 6,719,000
  Machinery and equipment                 17,714,000         4,592,000         2,811,000      19,495,000
  Tools, dies and auxiliary equipment      3,138,000           705,000         1,073,000       2,770,000
  Furniture and fixtures                   5,939,000         1,463,000         2,048,000       5,354,000
  Leasehold improvements                   2,136,000           517,000           233,000       2,420,000
                                        ------------      ------------       -----------    ------------
                                         $34,175,000        $8,867,000        $6,284,000     $36,758,000
                                        ------------      ------------       -----------    ------------
                                        ------------      ------------       -----------    ------------

[CAPTION]


                      STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                     Schedule VIII - Valuation and Qualifying Accounts

                       Years ended December 31, 1993, 1992 and 1991

                                                                 Additions
                                                        ---------------------------
                                       Balance at       Charged to       Charged to
                                        beginning        costs and          other                       Balance at
        Description                      of year          expenses        accounts      Deductions      end of year
        -----------                    ----------       ----------       ----------     ----------      -----------
                                                     (a)
Year ended December 31, 1993:
  Allowance for doubtful accounts      $3,460,000       $2,112,000          $86,000     $2,190,000       $3,468,000
  Allowance for discounts               1,861,000          207,000              -              -          2,068,000
                                       ----------       ----------       ----------     ----------      -----------
                                       $5,321,000       $2,319,000          $86,000     $2,190,000       $5,536,000
                                       ----------       ----------       ----------     ----------      -----------
                                       ----------       ----------       ----------     ----------      -----------


Year ended December 31, 1992:
  Allowance for doubtful accounts      $2,782,000       $4,116,000         $106,000     $3,544,000       $3,460,000
  Allowance for discounts               1,736,000          189,000             -            64,000        1,861,000
                                       ----------       ----------       ----------     ----------      -----------
                                       $4,518,000       $4,305,000         $106,000     $3,608,000       $5,321,000
                                       ----------       ----------       ----------     ----------      -----------
                                       ----------       ----------       ----------     ----------      -----------


Year ended December 31, 1991:
  Allowance for doubtful accounts      $3,740,000       $1,457,000          $80,000     $2,495,000(b)    $2,782,000
  Allowance for discounts               1,616,000          133,000              -           13,000        1,736,000
                                       ----------       ----------       ----------     ----------      -----------
                                       $5,356,000       $1,590,000          $80,000     $2,508,000       $4,518,000
                                       ----------       ----------       ----------     ----------      -----------
                                       ----------       ----------       ----------     ----------      -----------


(a) Recoveries of accounts previously written off.

(b) Uncollectible accounts charged against the reserve.

[CAPTION]


                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                        Schedule IX - Short-Term Borrowings

                   Years ended December 31, 1993, 1992 and 1991


                                                                                 Maximum         Average          Weighted
                                                                  Weighted        amount          amount           average
                                                                  average      outstanding     outstanding      interest rate
                                                 Balance at       interest     during the      during the        during the
Category of Aggregate Short Term Borrowings      end of year        rate          year            year               year
- -------------------------------------------      -----------      --------     -----------     -----------      -------------
Year ended December 31, 1993:
   Notes payable - banks                         $ 5,100,000        3.69%      $ 42,400,000    $ 16,958,000         3.99%
                                                 -----------        -----      ------------    ------------         -----
                                                 -----------        -----      ------------    ------------         -----

Year ended December 31, 1992:
   Notes payable - banks                         $   0                -0-      $105,800,000    $ 96,100,000         5.15%
                                                 -----------          ---      ------------    ------------         -----
                                                 -----------          ---      ------------    ------------         -----

Year ended December 31, 1991:
   Notes payable - banks                         $82,200,000        6.57%      $134,000,000    $ 99,600,000         7.84%
                                                 -----------        -----      ------------    ------------         -----
                                                 -----------        -----      ------------    ------------         -----

(a) Computed using the daily outstanding principal balance during the year.

(b) Computed using the total interest expense from short-term borrowings and the average outstanding short-term borrowings during the year.

[CAPTION]

                                EXHIBIT II
                                ----------


              STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 COMPUTATION OF WEIGHTED AVERAGE NUMBER OF
              COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING

                                         For the Years Ended December 31,
                                     -------------------------------------------
                                           1993                1992               1991
                                        ----------          ----------         ----------
Weighted average number
  of shares outstanding                 13,195,096          13,120,873         13,120,084

Weighted average of common
  shares issuable on exercise
  of stock options -
  "treasury stock method"                   31,582               9,860              1,145
                                        ----------          ----------         ----------
                                        13,226,678          13,130,733         13,121,229
                                        ----------          ----------         ----------
                                        ----------          ----------         ----------


                                  EXHIBIT 22



                        SUBSIDIARIES OF THE REGISTRANT

                            AS OF FEBRUARY 28, 1994



                                                                   Percent
                                                 State or         of Voting
                                                 Country of       Securities
Name                                             Incorporation      Owned
- ----                                             -------------    ----------

Blue Streak-Hygrade Motor Products Ltd.          Canada              100(1)
Marathon Auto Parts and Products, Inc.           New York            100
Motortronics, Inc.                               New York            100
Reno Standard Incorporated                       Nevada              100
Stanric, Inc.                                    Delaware            100
Mardevco Credit Corp. (2)                        New York            100
Standard Motor Products (Hong Kong) Limited      Hong Kong           100
Industrial & Automotive Associates, Inc.         California          100



       All of the subsidiaries are included in the consolidated financial statements.



- --------------------------------------------
(1) Except for directors' qualifying shares
(2) Wholly owned subsidiary of Stanric, Inc.

                        INDEX TO EXHIBITS


                                                            PAGE

Exhibit A - Letter Agreement dated December 27, 1993      31 - 37
             amending the Credit Agreement between the Registrant and Chemical Bank assigned to NBD Bank, N.A. with amendment dated
             December 20, 1991, dated March 10, 1989.

               FIFTH AMENDMENT TO CREDIT AGREEMENT


     THIS FIFTH AMENDMENT TO CREDIT AGREEMENT, dated as of December 27, 1993 (this "Amendment") is among Standard Motor Products, Inc., a New York corporation (the "Borrower"), Stanric, Inc., Mardevco Credit Corp., Reno Standard Incorporated, Marathon Auto Parts & Products, Inc., Industrial and Automotive Associates, Inc., Motortronics, Inc., Standard Motor Products (Hong Kong) Ltd., Blue Streak-Hygrade Motor Products, LTD. (each of which is herein referred to as a "Guarantor" and collectively as the "Guarantors") and NBD Bank, N.A., a national banking association (the "Bank").

                            RECITALS

     WHEREAS, Chemical Bank, the Borrower and the Guarantors entered into a Credit Agreement dated as of March 10, 1989, as amended by a Conversion and Reaffirmation Agreement dated January 30, 1990, as amended by a First Amendment and Waiver Agreement dated July 20, 1990 and as amended by a Second Amendment and Waiver Agreement dated as of March 4, 1991 (as now and hereafter amended, the "Credit Agreement") pursuant to which Chemical Bank agreed to extend to the Borrower, under and subject to the conditions set forth therein, a credit facility of up to $18,000,000 (the "Credit Facility") for the purchase of approximately 1,000,000 shares of the Borrower's common stock, par value $2.00 per share, which stock is readily tradeable and is registered on the New York Stock Exchange (the Borrower's common stock is herein referred to as the "Employer's Securities" and the shares o Employer's Securities purchased by the Borrower with the proceeds of the Credit Facility are referred to herein as the "Shares"); and

     WHEREAS, pursuant to the terms of the Credit Agreement, the Borrower borrowed $15,111,733 (the "Credit Facility Borrowings") and on January 30, 1990, the Borrower, the Guarantors and Chemical Bank entered into a Conversion and Reaffirmation Agreement (the "Conversion and Reaffirmation Agreement") pursuant to which (1) the Credit Facility was terminated and
(2) the Credit Facility Borrowings were converted into the Term Loan (as defined in the Credit Agreement), as evidenced by a Promissory Note (the "Term Note") dated January 30, 1990 in the original principal amount of the Credit Facility Borrowings; and

     WHEREAS, Chemical Bank and NBD Bank, N.A. entered into an Assignment Agreement dated as of December 20, 1991 wherein Chemical Bank assigned all of its right, title and interest in the Credit Agreement and all other documents executed in connection therewith to the Bank and the Bank assumed all of Chemical Bank's obligations under the Credit Agreement and all other documents executed in connection therewith; and

     WHEREAS, the Bank and the Borrower then entered into a Third Amendment to Credit Agreement dated as of December 20, 1991 and a Fourth Amendment to Credit Agreement dated as of October 30, 1992;

     WHEREAS, the Borrower has requested that the Bank waive certain provisions of the Credit Agreement to permit the Borrower to enter into an accounts receivable purchase transaction as evidenced by the Receivables Purchase Agreement (as herein defined) and the Bank is willing to do so strictly in accordance with the terms hereof.

                              TERMS

     In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

     ARTICLE I. AMENDMENTS.   Upon fulfillment of the conditions set forth
in Article IV hereof, the Credit Agreement shall be amended as follows:

     1.1  Article I is hereby amended as follows:

          (a)  The definition of "Event of Investment
               Ineligibility" shall be deleted in its entirety.

          (b) The definition of "Sale Agreement" shall be deleted in its entirety.

          (c) The following definitions shall be added in appropriate alphabetical order:

               "Liquidation Event" shall have the meaning assigned such term in the Receivables Purchase
               Agreement.

               "Receivables Purchase Agreement" shall mean the receivables purchase agreement dated as of December 20, 1993 between the Borrower as seller and initial servicer, Clipper Receivables Corporation, as purchaser, State Street Boston Capital Corporation, as administrator, and State Street Bank & Trust Company, as relationship bank, and all documents and agreements executed or delivered in connection therewith in each case as amended, supplemented, restated or otherwise modified from time to time.

     1.2 Article VI shall be amended by adding a new Section 6.19 at the end thereof to read as follows:

               Section 6.19 Receivables Purchase Agreement. The Borrower shall not extend the date set forth in clause (c) of the definition of "Termination Date" contained in the Receivables Purchase Agreement.

         1.3 Article VII is hereby amended by deleting clause (iv) contained in Section (f) therein and inserting the following in place thereof: "(iv) the occurrence and continuance of a Liquidation Event under the Receivables Purchase Agreement".

     ARTICLE II. CONSENT AND WAIVER. The Bank hereby consents to the execution, delivery and performance of the Receivables Purchase Agreement by the Borrower. Without limiting the foregoing consent, Sections 6.06,
6.07 and 6.09 of the Credit Agreement are hereby waived solely to the extent necessary to allow the Borrower to (a) sell an undivided interest in certain of its accounts receivable and related assets to Clipper Receivables Corporation for a total investment at any time outstanding of up to $25,000,000, plus earned discount on such investment, plus applicable loss, liquidation, yield, fee and other reserves, and plus all other fees, costs, expenses, indemnities and other amounts owing from time to time by the Borrower pursuant to the Receivables Purchase Agreement, (b) grant a security interest in the Borrower's retained undivided interest in such accounts receivable and related assets as security for all obligations of the Borrower under and pursuant to the Receivables Purchase Agreement, and
(c) otherwise perform the Borrower's obligations under and pursuant to the Receivables Purchase Agreement.


     ARTICLE III. REPRESENTATIONS. The Borrower and the Guarantors represent and warrant to the Bank that:

     3.1 (a) The execution, delivery and performance of this Amendment and all agreements and documents delivered pursuant hereto by Borrower have been duly authorized by all necessary corporate action and do not and will not require any consent or approval of its stockholders, violate any provision of any law, rule, regulation, order, writ, judgement, injunction, decree, determination or award presently in effect having applicability to it or of its Articles of Incorporation or By-Laws, or result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which Borrower is a party or by which it or its properties may be bound or affected; (b) no authorization, consent, approval, license, exemption of, or filing or registration with any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, is or will be necessary to the valid execution, delivery or performance by Borrower of this Amendment and all agreements and documents delivered pursuant hereto; and (c) this Amendment and all agreements and documents delivered pursuant hereto by the Borrower are legal, valid and binding obligations of Borrower enforceable against it in accordance with the terms thereof.

     3.2 The execution, delivery and performance of this Amendment by the Guarantors (a) does not and will not violate any provision of any law, rule, regulation, order, writ, judgement, injunction, decree, determination or award presently in effect having applicability to any Guarantor or result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Guarantor is party or by which the Guarantor or any of their properties may be bound or affected; (b) no authorization, consent, approval, license, exemption of or filing a registration with any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, is or will be necessary to the valid execution, deliverr or performance by each of the Guarantors of this Amendment; (c) this Amendment is the legal, valid and binding obligations of each of the Guarantors enforceable against each in accordance with the terms thereof; and (d) the execution of this Amendment by each of the Guarantors has been duly authorized by all necessary corporate action.

     3.3 The Borrower acknowledges and warrants that (i) the ESOP and the ESOT each is in compliance in operation with all applicable requirements of the Code and ERISA; and (ii) all amendments required to be made to the ESOT and the ESOP in order for the ESOP and ESOT to continue to constitute a qualified plan and trust under Section 401(a) of the Code have been made and duly adopted.

     3.4 After giving effect to the amendments contained herein and effected pursuant hereto, the representations and warranties contained in
Article III of the Credit Agreement are true and correct on and as of the effective date hereof with the same force and effect as if made on and as of such effective date.

     3.5 No event of default (as defined in Article VII of the Credit Agreement) and no event which would become such event of default after the lapse of time or the giving of notice, or both, shall have occurred and be continuing or will exist under the Credit Agreement as the effective date hereof after giving effect to the amendments and waivers herein.

     ARTICLE IV. CONDITIONS OF EFFECTIVENESS. This Amendment shall not become effective until each of the following has been satisfied:


     4.1 The Borrower shall have delivered, or caused to be delivered, to the Bank copies, certified as of the effective date hereof, of such documents evidencing necessary corporate action by the Borrower and the Guarantors with respect to this Amendment.

     4.2 The Borrower and each of the Guarantors shall have executed this Amendment.

     4.3 Approval by the Bank of the form and substance of the final draft of the Receivables Purchase Agreement.

     4.4 Receipt by the Bank of a copy of the fully executed Receivables Purchase Agreement reflecting no material changes from the final draft thereof furnished to the Bank pursuant to Section 4.3 above.

     ARTICLE V. MISCELLANEOUS.

     5.1 The terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement. Except as expressly amended hereby, the Credit Agreement, the Term Note and all other related certificates, instruments and other documents, are hereby ratified and confirmed and shall remain in full force and effect.

     5.2 This amendment shall be governed by and construed in accordance with the laws of the State of Michigan.

     5.3 The Borrower agrees to pay and save the Bank harmless from liability for the payment of all costs and expenses arising in connection with this Amendment, including reasonable fees and expenses of Dickinson, Wright, Moon, Van Dusen and Freeman, counsel to the Bank, in connection with the preparation and review of this Amendment and all related documents.


     5.4 This amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument any of the parties hereto may execute this Amendment by assigning any such counterpart.

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the 27th day of December, 1993.

                              STANDARD MOTOR PRODUCTS, INC.

                              By:     Lawrence I. Sills
                              --------------------------------------

                                   Its:     President
                                   ---------------------------------


                              STANRIC, INC.

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------


                              MARDEVCO CREDIT CORP.

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------


                              RENO STANDARD INCORPORATED

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------


                              MARATHON AUTO PARTS & PRODUCTS, INC.

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------

                               INDUSTRIAL AND AUTOMOTIVE ASSOCIATES, INC.

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------


                              MOTORTRONICS, INC.

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------


                              STANDARD MOTOR PRODUCTS (HONG KONG) LTD.

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------


                              BLUE STREAK-HYGRADE MOTOR PRODUCTS, INC. LTD.

                              By:     Lawrence I. Sills
                              --------------------------------------
                                   Its:     President
                                   ---------------------------------


                              NBD BANK, N.A.

                              By:     Anna R. Hoffman
                              --------------------------------------
                                   Its:     Vice President
                                   ---------------------------------