Form 10-Q
period 1994-03-30
STANDARD MOTOR PRODUCTS INC
filed 1994-05-13
CIK 93389

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended  March 31, 1994
                                     --------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                 Commission file number   1-4743
                                          ------
                   Standard Motor Products, Inc.
- - ----------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        New York                                             11-1362020
- - --------------------------------                         -----------------------
 (State or other jurisdiction of                         (I.R.S. Employer)
 incorporation or organization)                          Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                  11101
- - --------------------------------------------             -----------------------
 (Address of principal executive offices)                    (Zip Code)


                          (718) 392-0200
- - --------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)


                               None
- - --------------------------------------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No







     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Date                              Class               Shares Outstanding
- - --------------                        ------------        ----------------------
March 31, 1994                        Common Stock            13,218,226
- - --------------                        ------------        ----------------------




            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                            MARCH 31, 1994


                    PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 1                                                      Page No.
- - ------                                                      --------

CONSOLIDATED BALANCE SHEETS                                 2 & 3
March 31, 1994 and December 31, 1993

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS                  4
AND RETAINED EARNINGS for the Three-Month periods ended
March 31, 1994 and 1993

CONSOLIDATED STATEMENTS OF CASH FLOWS                        5 & 6
for the Three-Month periods ended March 31, 1994 and 1993


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7 - 11

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             12
CONDITION AND RESULTS OF OPERATIONS.



                       PART II - OTHER INFORMATION
                       ---------------------------

Item 5
- - ------

Other Information                                             13

Item 6
- - ------

Exhibits and Reports on Form 8K                               13

Signature                                                     13

[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                                     ASSETS
                                     ------

                                                      March 31,             December 31,
                                                          1994                     1993
                                                     -----------            ------------
                                                     (Unaudited)


Current assets:
  Cash and cash equivalents                        $      8,028               $   12,346
  Marketable securities                                   6,236                       11
  Accounts and notes receivable, net of
    allowance for doubtful accounts and
    discounts of $6,758 (1993 - $5,536)                 119,613                   97,754
  Inventories (Note 3)                                  164,024                  164,150
  Prepaid taxes based on earnings                           186                      974
  Deferred income taxes (Note 9)                         17,460                   17,460
  Prepaid expenses and other current assets               9,737                   11,100
                                                     -----------                ---------
                 Total current assets                   325,284                  303,795

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                     102,228                  103,004


Other assets:
  Receivables due after one year                            436                    2,645
  Sundry (Note 11)                                       14,183                   13,893
                                                     -----------                ---------
                 Total assets                      $    442,131               $  423,337
                                                     -----------                ---------
                                                     -----------                ---------










 The accompanying notes are an integral part of these financial statements.

[CAPTION]

               STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
                                                       March 31,             December 31,
                                                          1994                   1993
                                                     -----------             ------------
                                                     (Unaudited)
Current liabilities:
  Notes payable - banks                            $     36,500               $    5,100
  Current portion of long-term debt (Note 7)              4,940                    4,935
  Accounts payable                                       36,780                   41,373
  Sundry payables and accrued expenses                   37,148                   32,033
  Taxes based on earnings                                                          4,617
  Taxes (other than those based on earnings)                750                    1,332
  Payroll and commissions                                 4,624                   10,173
                                                     -----------                ---------
                 Total current liablities               120,742                   99,563

Long-term debt (Note 7)                                 126,655                  130,514

Deferred income taxes (Note 9)                            3,625                    3,625

Postretirement benefits other than pensions (Note 9)     11,789                   11,452
                                                     -----------                ---------
                 Total liablities                       262,811                  245,154

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6, 7 and 8):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1994
      and 13,309,976 shares in 1993
    (including 106,250 and 5,000 shares held as          26,649                   26,620
     treasury shares in 1994 and 1993, respectively)
  Capital in excess of par value                          2,220                    2,120
  Loan to E.S.O.P.                                       (6,705)                  (8,385)
  Minimum pension liability adjustment                     (581)                    (581)
  Retained earnings                                     160,135                  158,456
  Foreign currency translation adjustment                    19                       69
                                                     -----------                ---------
                                                        181,737                  178,299

Less: treasury stock-at cost                              2,417                      116
                                                     -----------                ---------
                 Total stockholders' equity             179,320                  178,183
                                                     -----------                ---------
                 Total liabilities and stock       $    442,131               $  423,337
                                                     -----------                ---------
                                                     -----------                ---------

 The accompanying notes are an integral part of these financial statements.

[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
       (Dollars in thousands, except for shares & per share data)
                              (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                           1994            1993
                                                           ----            ----
Net Sales                                          $    147,126       $ 127,755

Cost of sales                                            96,900          82,071
                                                     -----------        --------
Gross profit on sales                                    50,226          45,684

Selling, general and
     administrative expenses                             43,651          38,807
                                                     -----------        --------
                                                          6,575           6,877

Other income (expense) - net                                228             226
                                                     -----------        --------
                                                          6,803           7,103

Interest expense                                          2,888           3,195
                                                     -----------        --------
Earnings before taxes and cumulative
     effect of changes in accounting
     principles                                           3,915           3,908

Taxes based on earnings (Note 5)                          1,170           1,055
                                                     -----------        --------
Earnings before cumulative effect
		   of changes in accounting principles                  2,745           2,853

Cumulative effect of changes in
     accounting for postretirement
     benefits and income taxes, net
     (Note 9)                                                            (1,090)
                                                     -----------        --------
Net earnings                                       $      2,745       $   1,763

Retained earnings
     at beginning of period                             158,456         145,159
                                                     -----------        --------
                                                        161,201         146,922

Less: dividends for period                                1,066           1,049
                                                     -----------        --------
Retained earnings at end of period                 $    160,135       $ 145,873
                                                     -----------        --------
                                                     -----------        --------
Per share data:
- - ---------------
  Earnings before cumulative effect
     of changes in accounting principles                   $.21            $.22
  Cumulative effect of changes in
     accounting principles                                                ( .09)
                                                           ----            ----
Net earnings per share                                     $.21            $.13
                                                           ----            ----
                                                           ----            ----

Dividends per common share                                 $.08            $.08
                                                           ----            ----
Average number of common and
     common equivalent shares
     (Note 8)                                        13,285,999      13,216,165
                                                     -----------     -----------


The accompanying notes are an integral part of these financial statements.

[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)
                                                     For The Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                             1994            1993
                                                             ----            ----
Cash flows from operating activities:
 Net Income                                                 $2,745          $1,763
                                                            ------          ------
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Cumulative effect of changes in accounting
    for postretirement benefits and income taxes, net                        1,090
   Depreciation and amortization                             2,815           2,680
   Loss on sale of property, plant & equipment                  25
   (Gain) on sale of marketable securities                    (121)             (9)

   Change in assets and liabilities:
    (Increase) in accounts receivable, net                 (22,062)        (11,615)
    (Increase) decrease in inventories                        (210)          3,699
    Decrease in prepaid taxes based on earnings                788           1,233
    (Increase) decrease in other assets                      1,824            (604)
    Increase (decrease) in accounts payable                 (4,584)          6,882
   (Decrease) in taxes based on earnings                    (4,617)           (589)
   (Decrease) in other current assets and liabilities       (4,237)         (3,422)
    Increase in sundry payables and accrued expenses         5,524           2,226
                                                            ------          ------
   Total adjustments                                       (24,855)          1,571
                                                           --------         ------
Net cash provided by (used in) operating activities        (22,110)          3,334

Cash flows from investing activities:
 Proceeds from sales of marketable securities                  402           2,539
 Purchases of marketable securities                         (6,506)         (7,244)
 Capital expenditures                                       (2,068)         (2,211)
                                                           --------         ------
 Net cash (used in) investing activities                    (8,172)         (6,916)

Cash flows from financing activities:
 Net borrowings under line-of-credit agreements             31,400           5,000
 Principal payments of long-term debt                       (3,854)        (13,691)
 Reduction of loan to E.S.O.P.                               1,680           1,680
 Proceeds from exercise of employee stock options              303
 Purchase of treasury stock                                 (2,475)
 Dividends paid                                             (1,066)         (1,049)
                                                           --------         ------
 Net cash provided by (used in) financing activities        25,988          (8,060)
                                                           --------         ------

[CAPTION]

          STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
                            (Unaudited)
                                                     For The Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                             1994            1993
                                                             ----            ----
Effect of exchange rate changes on cash                        (24)
                                                            ------          ------
Net (decrease) in cash                                      (4,318)        (11,642)

Cash and cash equivalents at beginning of the period        12,346          17,025
                                                            ------          ------
Cash and cash equivalents at end of the period              $8,028         $ 5,383
                                                            ------          ------
                                                            ------          ------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                 $   895         $ 1,348
  Income taxes                                               4,999             411

























The accompanying notes are an integral part of these financial statements.

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Note 1

The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended December 31, 1993.

Note 2

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Note 3
                               Inventories
                               -----------
                             (In thousands)
                                      March 31,         December 31,
                                        1994                 1993
                                      ---------         ------------
Finished goods                         $103,898             $103,886
Work in process                          18,386               18,249
Raw materials                            41,740               42,015
                                      ---------         ------------
  Total inventories                    $164,024             $164,150
                                      ---------         ------------
                                      ---------         ------------

Note 4

                      Property, Plant and Equipment
                      -----------------------------
                             (In thousands)
                                         March 31,         December 31,
                                           1994              1993
                                         ---------         ------------
Land and buildings                        $ 67,470             $ 67,470
Machinery and equipment                     55,932               55,341
Tools, dies and auxiliary equipment          6,526                6,526
Furniture and fixtures                      13,753               13,756
Leasehold improvements                       4,620                4,622
Construction in progress                     9,541                8,147
                                         ---------         ------------
                                           157,842              155,862

Less accumulated depreciation
  and amortization                          55,614               52,858
                                         ---------         ------------
Total property, plant and equipment, net  $102,228             $103,004
                                         ---------         ------------
                                         ---------         ------------

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $2,134,000 in 1994 and approximately $1,503,000 in 1993, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes. Income earned by foreign subsidiaries not eliminated in consolidation amounted to approximately $22,000 and $368,000 for the three months ended March 31, 1994 and 1993.

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note 6

At March 31, 1994 there were 60,250 shares of common stock reserved for the exercise of stock options.

Note 7
                             Long Term Debt
                             --------------
                             (In thousands)

                                      March 31,   December 31,
                                        1994         1993
                                      ---------   ------------

Long term debt consists of:

7.85% senior notes payable             $ 65,000       $ 65,000
11.25% - 11.50% senior notes payable      4,000          6,000
9.47% senior notes payable               30,000         30,000
6.01% senior notes payable               15,000         15,000
Credit Agreement                          6,714          8,394
7.35% - 12.875% purchase obligations      9,695          9,862
Floating rate purchase obligation         1,100          1,100
9.50% mortgage payable                       86             93
                                      ---------   ------------
                                        131,595        135,449
Less current portion                      4,940          4,935
                                      ---------   ------------
                                       $126,655       $130,514
                                      ---------   ------------
                                      ---------   ------------

Under the terms of the $65,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 1996.

Under the terms of the $4,000,000 senior note agreement, the Company is required to repay the remaining loan in equal annual installments in 1995 and 1996.

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

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note 7 (Continued)

The Credit Agreement matures in equal annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $7,425,000 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989.

The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by certain property, plant and equipment.

The floating rate purchase obligation matures in annual installments through 1999, bears interest at sixty-five percent of prime, and is secured by certain property, plant and equipment.

The mortgage payable is due in installments through 1995.

The loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. Effective March 31, 1994, the Company had unrestricted retained earnings of $6,439,000.

Note 8

The average number of common and common equivalent shares used in the computation of per share data is summarized as follows:
                                        For The Three Months Ended
                                                 March 31,
                                        --------------------------
                                              1994        1993
                                              ----        ----

  Weighted average
  number of shares                      13,271,090  13,121,526

  Shares issuable
  upon assumed exercise
  of stock options
  (Treasury stock method)                   14,909      94,639
                                       -----------  ----------
  Number of shares to
  be used                               13,285,999  13,216,165
                                       -----------  ----------
                                       -----------  ----------

The calculations on a primary and a fully diluted basis are not presented since the alternative computation resulted in an insignificant change in the number of shares and it did not result in any change in earnings per share.

              STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



Note 9

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes". Prior years' financial statements have not been restated to apply the provisions of SFAS No. 106 or No. 109.

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

Generally, the health care plans pay a stated percentage of most health care expenses reduced for any deductible and payments made by government programs and other group coverage. The costs of providing most of these benefits has been shared with retirees since 1991. Retiree annual contributions will increase proportionally if the Company's health care payments increase. The plans are unfunded.

SFAS No. 106 requires that the expected cost of these postretirement benefits be charged to expense during the years that the employees render services. SFAS No. 106 was adopted in 1993 using the immediate recognition transition option; the accumulated postretirement benefit obligation of $10,225,000, and related deferred tax benefit of $4,090,000 (net of $6,135,000), has been included in "cumulative effect of changes in accounting for postretirement benefits and income taxes, net" in the condensed consolidated statement of earnings. On an ongoing basis, after the cumulative catch-up adjustment, the change due to this new accounting standard resulted in an incremental annual pre-tax expense of approximately $1,227,000 in 1993 and will result in an incremental annual pre-tax expense of approximately $1,350,000 in 1994. This new accounting method has no effect on the Company's cash outlays for retiree benefits.

For measuring the expected postretirement benefit obligation, a 14 percent annual rate of increase in the per capita claims cost was assumed for 1993. This rate was assumed to decrease 1 percent per year to 7% in 2000, then 0.5 percent per year to 6 percent in 2002 and remain at that level thereafter. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent at January 1, 1993.

Under SFAS No. 109, deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The cumulative catch-up adjustment resulted in a deferred tax benefit of $5,045,000, which has been included in the condensed consolidated statements of earnings as "cumulative effect of changes in accounting for postretirement benefits and income taxes, net".

The following is a summary of the components of the net deferred tax asset and liability accounts recognized in the accompanying consolidated balance sheets.

              STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                              (In thousands)

                                                     March 31,
                                                        1994
                                                     ---------

  Differences between tax and book amounts:
   Deferred tax assets:
    Inventory                                           $  9,291
    Allowance for customer returns                         5,412
    Postretirement benefits                                4,581
    Allowance for doubtful accounts                        1,348
    Accrued salaries                                       1,424
    Restructuring charges                                  1,023
    Other - net                                              408
                                                       ---------
       Total                                              23,487
                                                       ---------
    Deferred tax liabilities:
    Depreciation                                           8,093
    Promotional costs                                        728
    Other                                                    831
                                                       ---------
       Total                                               9,652
                                                       ---------
       Net deferred tax asset                            $13,835
                                                       ---------
                                                       ---------

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment
Benefits". This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The standard had an immaterial impact on the Company's financial position and results of operations for the three months ended March 31, 1994.


Note 10

In April 1993, the Company acquired, for approximately $9,000,000, substantially all of the general service line inventory and certain other related assets of APS, Inc., a national distributor of automotive parts, along with a ten-year agreement to supply this product line to APS, Inc. on an exclusive basis. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $3,600,000 for the three months ended March 31, 1994 and had a minor impact on consolidated net earnings.

As of January 1994, the Company entered into a Joint Venture Agreement for the remanufacture of calipers and other brake related items. The Company's initial investment was approximately $250,000. The joint venture had an immaterial effect on consolidated net earnings for the three months ended March 31, 1994.


Note 11

Other assets - sundry consists of unamortized customer supply agreements, long-term investments, pension assets, equity in joint ventures and deferred charges.

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- - -------------------------------
As of March 31, 1994, the Company was in a liquid position with stockholders' equity of $179,320,000 and working capital of $204,542,000. The Company expects capital expenditures for 1994 to be approximately $15,000,000 primarily for new machinery and equipment. At March 31, 1994, the Company had unused lines of credit aggregating approximately $69,000,000 which will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds will continue to be adequate to meet its needs.

Interim Results of Operations
- - -----------------------------
Comparison of the three months ended March 31, 1994 to the three months ended
- - -----------------------------------------------------------------------------
March 31, 1993.
- - ---------------
Net sales for the current quarter increased $19,371,000 or 15.2% from the comparable quarter in 1993. Sales increases greater than 10% were evident in all divisions except for the EIS Brake Parts Division's 3% sales increase. The largest percentage increases were at the Champ Service Line Division due to the acquisition of a new product line in the second quarter of 1993 (see Note 10) and the Temperature Control Systems Division. Excluding the sales resulting from the APS Service Line acquisition, revenues for the quarter increased by 12.3% from the comparable quarter in 1993.

Cost of goods sold as a percentage of net sales for the first quarter of 1994 of 65.9% was higher than the 64.2% during the comparable quarter in 1993. The increase reflects the required price reductions implemented early in the quarter to respond to competitive actions. Although the Company is aggressively implementing cost reduction programs to offset these lower prices, many of these programs will not achieve their full impact on gross margins until later this year. The cost of goods sold percentage was slightly impacted by lower gross margins related to the new product line acquired by the Champ Service Line Division and by foreign currency translation of the weakening Canadian dollar.

Selling, general and administrative (S.G.&A.) expenses increased by $4,844,000 over the comparable period in 1993. As a percentage of net sales, S.G.&A. expenses were 29.7% in 1994 as compared to 30.4% in 1993. The expense increase was primarily due to a $2,446,000 increase in new customer acquisition costs associated with gaining significant new business in 1993, costs which did not exist in the comparable period a year ago. These costs will decrease later this year. In addition, higher variable costs due to increased sales and costs to support the service line expansion also attributed to the expense increase.

Interest expense decreased by $307,000 primarily due to a lower average effective borrowing rate.

Taxes based on earnings increased by $115,000 primarily due to a higher effective tax rate of 29.9% in 1994 as compared to 27% in 1993. The higher effective tax rate in 1994 was primarily due to an increase in tax rates resulting from the Omnibus Budget Reconciliation Act of 1993.

Cumulative effect of changes in accounting for postretirement benefits and income taxes, net is the result of the Company adopting, as of January 1, 1993, two changes in accounting principles, Statement of Financial Accounting Standards (SFAS) No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 - "Accounting for Income Taxes". The aftertax charge for SFAS No. 106 of $6,135,000 (after an income tax benefit of $4,090,000), combined with the tax benefit for SFAS No. 109 of $5,045,000 reduced net earnings by $1,090,000 in the first quarter of 1993.

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 5.   Other Information
- - ---------------------------
The Company announced on April 20, 1994 that the Board of Directors has authorized the repurchase by the Company of up to 200,000 shares of its common stock to be used to meet present and future requirements of its stock option program. The repurchase of shares will be made from time to time in the open market over the next twelve months.


Item 6.   Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed for this quarter.














                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STANDARD MOTOR PRODUCTS, INC.
                              -----------------------------
                                            (Registrant)






May 13, 1994                  Michael J. Bailey
- - ------------                  -----------------------
    (Date)                    Vice President Finance,
                              Chief Financial Officer