Form 10-Q
period 1994-06-30
STANDARD MOTOR PRODUCTS INC
filed 1994-08-12
CIK 93389

FORM 10Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



        For the Quarterly Period Ended  June 30, 1994
                                        -------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                    Commission file number   1-4743
                                             ------

                     Standard Motor Products, Inc.
- - --------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        New York                                          11-1362020
- - --------------------------------                      --------------------------
 (State or other jurisdiction of                          (I.R.S. Employer)
 incorporation or organization)                           Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                 11101
- - --------------------------------------------          --------------------------
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---






     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Date                       Class                Shares Outstanding
- - -----------------              -----------------       ---------------------
June 30, 1994                     Common Stock         13,111,226
- - -----------------              -----------------       ---------------------






                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL AND OTHER INFORMATION
                                 JUNE 30, 1994


                        PART I - FINANCIAL INFORMATION
                        ______________________________

Item 1                                                                 Page No.
______                                                                 ________
CONSOLIDATED BALANCE SHEETS                                              2 & 3
June 30, 1994 and December 31, 1993

CONSOLIDATED STATEMENTS OF EARNINGS AND                                    4
RETAINED EARNINGS for the Three-Month and Six-Month periods ended June 30, 1994 and 1993

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six-Month                  5 & 6
periods ended June 30, 1994 and 1993


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7 - 10

Item 2
______
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       11 & 12
CONDITION AND RESULTS OF OPERATIONS



                          PART II - OTHER INFORMATION
                          ___________________________
Item 4
______
Submission of matters to a vote of Security Holders                       13

Item 6
______
Exhibits and Reports on Form 8K                                           13

Signature                                                                 14




                                      -1-


[CAPTION]

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                                   ASSETS
                                   ______


                                                       June 30,             December 31,
                                                          1994                1993
                                                    ___________       ___________
                                                    (Unaudited)


Current assets:
  Cash and cash equivalents                         $    2,683        $    12,346
  Marketable securities (Note 2)                         7,674                 11
  Accounts and notes receivable, net of
    allowance for doubtful accounts and
    discounts of $7,141 (1993 - $5,536)                147,352             97,754
  Inventories (Note 3)                                 164,503            164,150
  Prepaid taxes based on earnings                           48                974
  Deferred income taxes                                 17,460             17,460
  Prepaid expenses and other current assets              9,081             11,100
                                                    __________        __________
                 Total current assets                  348,801            303,795

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                    102,392            103,004


Other assets:
  Receivables due after one year                           551              2,645
  Sundry (Note 9)                                       13,520             13,893
                                                    __________        __________
                 Total assets                       $  465,264        $   423,337
                                                    __________        __________
                                                    __________        __________










 The accompanying notes are an integral part of these consolidated financial statements.

                                            -2-

[CAPTION]

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except for shares and per share data)



                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ____________________________________

                                                       June 30,             Decemb
                                                          1994               1993
                                                    ___________       ___________
                                                    (Unaudited)
Current liabilities:
  Notes payable - banks                             $   36,400        $     5,100
  Current portion of long-term debt (Note 7)             5,551              4,935
  Accounts payable                                      40,683             41,373
  Sundry payables and accrued expenses                  47,406             32,033
  Taxes based on earnings                                    -              4,617
  Taxes (other than those based on earnings)               898              1,332
  Payroll and commissions                                8,169             10,173
                                                    __________        __________
                 Total current liabilities             139,107             99,563

Long-term debt (Note 7)                                125,705            130,514

Deferred income taxes                                    3,625              3,625

Postretirement benefits other than pensions             12,127             11,452
                                                    __________        __________
                 Total liabilities                     280,564            245,154

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6, 7 and 8):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1994
      and 13,309,976 shares in 1993
    (including 213,250 and 5,000 shares held as         26,649             26,620
     treasury shares in 1994 and 1993, respectively)
  Capital in excess of par value                         2,220              2,120
  Loan to E.S.O.P.                                      (6,705)            (8,385)
  Minimum pension liability adjustment                    (581)              (581)
  Retained earnings                                    167,299            158,456
  Foreign currency translation adjustment                  (15)                69
                                                    __________        __________
                                                       188,867            178,299

Less: treasury stock-at cost                             4,167                116
                                                    __________        __________
                 Total stockholders' equity            184,700            178,183
                                                    __________        __________
                 Total liabilities and stockh       $  465,264        $   423,337
                                                    __________        __________
                                                    __________        __________



The accompanying notes are an integral part of these consolidated financial statements.
                                            -3-


[CAPTION]

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                (Unaudited)

                                                  For the Three Months Ended                 For the Six Mo
                                                             June 30,                                  June
                                                  __________________________                 ______________
                                                        1994              1993                 1994
                                                        ____              ____                 ____
Net sales                                        $   187,645     $     161,201         $    334,771     $

Cost of sales                                        123,656           104,441              220,556
                                                 ___________     _____________         ____________       _
Gross profit on sales                                 63,989            56,760              114,215

Selling, general and
     administrative expenses                          49,105            44,084               92,756
Provision for restructuring charges
     (Note 10)                                            -                560                   -
                                                 ___________     _____________         ____________       _
                                                      14,884            12,116               21,459

Other income (expense) - net                              49               407                  277
                                                 ___________     _____________         ____________       _
                                                      14,933            12,523               21,736

Interest expense                                       3,212             3,029                6,100
                                                 ___________     _____________         ____________       _
Earnings before taxes and cumulative
     effect of changes in accounting
     principles                                       11,721             9,494               15,636

Taxes based on earnings (Note 5)                       3,505             2,715                4,675
                                                 ___________     _____________         ____________       _
Earnings before cumulative effect
     of changes in accounting principles               8,216             6,779               10,961

Cumulative effect of changes in
     accounting for postretirement
     benefits and income taxes, net                       -                 -                    -
                                                 ___________     _____________         ____________       _
Net earnings                                     $     8,216     $       6,779         $     10,961     $

Retained earnings
     at beginning of period                          160,135           145,873              158,456
                                                 ___________     _____________         ____________       _
                                                     168,351           152,652              169,417

Less: cash dividends for period                        1,052             1,050                2,118
                                                 ___________     _____________         ____________       _
Retained earnings at end of period               $   167,299     $     151,602         $    167,299     $
                                                 ___________     _____________         ____________       _
                                                 ___________     _____________         ____________       _

Per share data:
_______________
  Earnings before cumulative effect
     of changes in accounting principles                $.62              $.51                 $.83
  Cumulative effect of changes in
     accounting principles                               -                 -                    -
                                                 ___________     _____________            _________       _
Net earnings per share                                  $.62              $.51                 $.83
                                                 ___________     _____________            _________       _
                                                 ___________     _____________            _________       _
Dividends per common share                              $.08             $.08                  $.16
                                                 ___________     _____________            _________       _
Average number of common and
     common equivalent shares
     (Note 8)                                     13,156,433        13,247,765           13,219,584
                                                 ___________     _____________            _________       _



The accompanying notes are an integral part of these consolidated financial statements.

[CAPTION]

                     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)
                                                        For the Six Months Ended
                                                                   June 30,
                                                        ________________________
                                                              1994          1993
                                                        __________     _________
Cash flows from operating activities:
 Net earnings                                              $10,961        $8,542
                                                        __________     _________
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Cumulative effect of changes in accounting
     for postretirement benefits and income taxes, net          -          1,090
    Depreciation and amortization                            5,623         5,331
    Loss on sale of property,plant & equipment                 112            -
    (Gain) on sale of marketable securities                   (144)         (221)

   Change in assets and liabilities:
     (Increase) in accounts receivable, net                (49,794)      (34,690)
     (Increase) decrease in inventories                       (695)        2,393
     Decrease in prepaid taxes based on earnings               927         1,233
     (Increase) decrease in other assets                     2,360        (8,234)
     Increase (decrease) in accounts payable                  (681)       15,693
     (Decrease) in taxes based on earnings                  (4,617)         (609)
     Increase (decrease) in other current assets and liabi      60        (6,802)
     Increase in sundry payables and accrued expenses       16,136        10,433
                                                        __________     _________
      Total adjustments                                    (30,713)      (14,383)
                                                        __________     _________
    Net cash used in operating activites                   (19,752)       (5,841)

Cash flows from investing activities:
 Proceeds from sales of marketable securities                2,826         6,394
 Purchases of marketable securities                        (10,345)      (13,119)
 Capital expenditures                                       (5,126)       (4,875)
                                                        __________     _________
     Net cash used in investing activities                 (12,645)      (11,600)

Cash flows from financing activities:
 Net borrowings under line-of-credit agreements             31,300        20,100
 Principal payments of long-term debt                       (4,193)      (14,342)
 Reduction of loan to E.S.O.P.                               1,680         1,680
 Proceeds from exercise of employee stock options              303           101
 Purchase of treasury stock                                 (4,225)           -
 Dividends paid                                             (2,118)       (2,099)
                                                        __________     _________
  Net cash provided by financing activities                $22,747        $5,440
                                                        __________     _________


[CAPTION]

                     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)
                                                        For the Six Months Ended
                                                                   June 30,
                                                        ___________________________
                                                              1994            1993
                                                        ___________      __________

Effect of exchange rate changes on cash                    $   (13)       $
                                                        ___________      __________
Net decrease in cash                                        (9,663)        (12,001)

Cash and cash equivalents at beginning of the period        12,346          17,025
                                                        ___________      __________
Cash and cash equivalents at end of the period             $ 2,683        $  5,024
                                                        ___________      __________
                                                        ___________      __________

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                 $ 6,152        $  6,210
  Income taxes                                               8,366           3,146




















The accompanying notes are an integral part of these consolidated financial statements.

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1993.

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment
Benefits". This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The standard had an immaterial impact on the Company's financial position and results of operations for the six months ended June 30, 1994.


Note 2

Marketable securities are stated at the lower of cost or market values, determined by means of the first- in, first-out method. The valuation allowances for the excess of cost over market value was $235,000 at June 30, 1994 and $13,000 at December 31, 1993.

Note 3
                               Inventories
                         ______________________
                         (Dollars in thousands)

                                       June 30,    December 31,
                                          1994            1993
                                    __________     ___________
                                    (Unaudited)

Finished goods                        $102,489        $103,886
Work in process                         17,702          18,249
Raw materials                           44,312          42,015
                                    __________     ___________
   Total inventories                  $164,503        $164,150
                                    __________     ___________
                                    __________     ___________

Note 4
[CAPTION]

                      Property, Plant and Equipment
                         (Dollars in thousands)
                                                 June 30,    December 31,
                                                    1994            1993
                                               __________    ___________
                                              (Unaudited)
Land and buildings                               $ 67,470       $ 67,470
Machinery and equipment                            56,658         55,341
Tools, dies and auxiliary equipment                 6,596          6,526
Furniture and fixtures                             13,819         13,756
Leasehold improvements                              4,634          4,622
Construction in progress                           11,526          8,147
                                               __________    ___________
                                                  160,703        155,862

Less accumulated depreciation
  and amortization                                 58,311         52,858
                                               __________    ___________
   Total property, plant and equipment - net     $102,392       $103,004
                                               __________    ___________
                                               __________    ___________



             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $4,063,000 in 1994 and approximately $3,152,000 in 1993, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes. Income earned by foreign subsidiaries not eliminated in consolidation amounted to approximately $84,000 and $159,000 for the six months ended June 30, 1994 and 1993.


Note 6

On May 26, 1994, the Board approved to reserve for issuance of 400,000 shares of the Company's common stock for the Company's 1994 Omnibus Stock Option Plan. The Company granted 250,000 options whose exercise price was at the stock's fair market value at time of issuance.

At June 30, 1994 there were 460,250 shares of common stock reserved for the exercise of stock options.

Note 7

                             Long Term Debt
                             --------------
                         (Dollars in thousands)

                                        June 30,   December 31,
                                           1994           1993
                                     __________    ___________
                                     (Unaudited)
Long term debt consists of:

7.85% senior notes payable             $ 65,000       $ 65,000
11.00% - 11.50% senior notes payable      4,000          6,000
9.47% senior notes payable               30,000         30,000
6.01% senior notes payable               15,000         15,000
Credit Agreement                          6,714          8,394
7.35% - 12.875% purchase obligations      9,368          9,862
Floating rate purchase obligation         1,100          1,100
9.50% mortgage payable                       74             93
                                     __________    ___________
                                        131,256        135,449
Less current portion                      5,551          4,935
                                     __________    ___________
                                       $125,705       $130,514
                                     __________    ___________
                                     __________    ___________

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

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 (Continued)

The Credit Agreement matures in equal annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $7,087,500 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989.

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

The loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. Effective June 30, 1994, the Company had unrestricted retained earnings of $7,745,000.

Note 8

The average number of common and common equivalent shares used in the computation of per share data is summarized as follows:

[CAPTION]

                                                         (Unaudited)
                                 For the Three Months Ended         For the Six Months Ended
                                             June 30,                         June 30,
                                 __________________________         ________________________
                                       1994           1993               1994          1993
  Weighted average
  number of shares               13,153,083     13,123,628         13,211,761    13,122,583

  Shares issuable
  upon assumed exercise
  of stock options
  (Treasury stock method)             3,350        124,137              7,823       124,137
                                 __________    ___________         __________     _________
  Number of shares to
  be used                        13,156,433     13,247,765         13,219,584    13,246,720
                                 __________    ___________         __________     _________
                                 __________    ___________         __________     _________


The calculations on a fully diluted basis are not presented since the alternative computation resulted in an insignificant change in the number of shares and it did not result in any change in earnings per share.

              STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9

Other assets - sundry consists of unamortized customer supply agreements, long-term investments, pension assets, equity in joint ventures and deferred charges.

Note 10

During 1993, the Company recorded a $2,781,000 provision for restructuring charges. Included in the restructuring plan are charges for the expected costs of facility consolidations, asset retirements, employee separations, relocations and related costs.

        STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        ______________________________________________
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       _________________________________________________
              CONDITION AND RESULTS OF OPERATIONS
              ___________________________________

Liquidity and Capital Resources
_______________________________
As of June 30, 1994, the Company was in a liquid position with stockholders' equity of $184,700,000 and working capital of $209,694,000. The Company expects capital expenditures to be approximately $10,000,000 for new machinery and equipment for the remainder of the year. At June 30, 1994, the Company had unused lines of credit aggregating approximately $69,000,000 which will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds will continue to be adequate to meet its needs.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive component businesses. If such an acquisition is made, additional sources of capital could be required. It presently is anticipated that any such acquisition could be funded in the short term by presently available lines of credit with new long term financing to follow.

Restructuring plans started in 1993 were substantially completed by the end of the second quarter of 1994.

Interim Results of Operations
_____________________________
Comparison of the three months ended June 30, 1994 to the three months ended
____________________________________________________________________________
June 30, 1993.
- - -------------

Net sales for the current quarter increased $26,444,000 or 16.4% from the comparable quarter in 1993. Sales increases were evident in all divisions.
The largest percentage increases were at the Temperature Control Systems Division and the Standard Division. The increase in sales was predominantly due to volume increases.

Cost of goods sold as a percentage of net sales for the second quarter of 1994 of 65.9% was higher than the 64.8% during the comparable quarter in 1993. The increase reflects the required price reductions implemented early in the first quarter to respond to competitive actions. It also reflects the continuing shift of sales mix to lower margin segments. Although the Company is aggressively implementing cost reduction programs, many of these programs will not achieve their full impact on gross margins until later this year. However, any favorable impacts could be offset by an acceleration of material inflation or a shift to lower margin segments.

Selling, general and administrative (S.G.& A.) expenses increased by $5,021,000 over the comparable period in 1993. As a percentage of net sales, S.G.& A. expenses were 26.2% in 1994 compared to 27.3% in 1993. The expense increase was primarily due to increased new customer acquisition costs and higher variable costs due to increased sales. New customer acquisition costs will decrease during the second half of 1994.

The provision for restructuring charges includes costs for facilities consolidations. The Company began this process in the second quarter of 1993, recording $560,000, and subsequently provided an additional $2,221,000 for a total of $2,781,000 in 1993. (See note 10.)

Other income - net decreased by $358,000 primarily due to realized gains on investments sold in the second quarter of 1993.

Interest expense increased by $183,000 due to an increased level of borrowings in 1994, partially offset by a slightly lower average effective borrowing rate of total borrowings.

Taxes based on earnings increased by $790,000 due to both a higher effective tax rate of 29.9% in 1994 as compared to 28.6% in 1993 and higher earnings. The higher effective tax rate in 1994 was primarily due to an increase in tax rates resulting from the Omnibus Budget Reconciliation Act of 1993.

        STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        ______________________________________________
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       _________________________________________________
              CONDITION AND RESULTS OF OPERATIONS
              ___________________________________

Comparison of the six months ended June 30, 1994 to the six months ended June
_____________________________________________________________________________
30, 1993.
_________

Net sales for the six months increased $45,815,000 or 15.9% from the comparable period in 1993. Sales increases were evident in all divisions. The largest percentage increases were at the Temperature Control Systems Division and the
Standard Division.   A large percentage increase was also achieved at the Champ
Service Line Division due to the acquisition of a new product line in the second quarter of 1993. The increase in sales was predominately due to volume increases.

Cost of goods sold as a percentage of net sales for the six months period in 1994 of 65.9% was higher than the 64.5% during the comparable quarter in 1993. The increase reflects the required price reductions implemented early in the first quarter to respond to competitive actions. It also reflects the continuing shift of sales mix to lower margin segments. Although the Company is aggressively implementing cost reduction programs, many of these programs will not achieve their full impact on gross margins until later this year. However, any favorable impacts could be offset by an acceleration of material inflation or a shift to lower margin segments.

Selling, general and administrative (S.G.& A.) expenses increased by $9,865,000 over the comparable period in 1993. As a percentage of net sales, S.G.& A. expenses were 27.7% in 1994 compared to 28.7% in 1993. The expense increase was primarily due to increased new customer acquisition costs and higher variable costs due to increased sales and costs to support the service line expansion. New customer acquisition costs will decrease during the second half of 1994.

The provision for restructuring charges includes costs for facilities consolidations. The Company began this process in the second quarter of 1993, recording $560,000, and subsequently provided an additional $2,221,000 for a total of $2,781,000 in 1993. (See note 10.)

Other income - net decreased by $356,000 primarily due to realized gains on investments sold in the second quarter of 1993.

Interest expense decreased by $124,000 due to a lower average effective borrowing rate of total borrowings, partially offset by an increased level of borrowings.

Taxes based on earnings increased by $905,000 due to both a higher effective tax rate of 29.9% in 1994 as compared to 28.1% in 1993 and higher earnings. The higher effective tax rate in 1994 was primarily due to an increase in tax rates resulting from the Omnibus Budget Reconciliation Act of 1993.

Cumulative effect of changes in accounting for postretirement benefits and income taxes, net is the result of the Company adopting, as of January 1, 1993, two changes in accounting principles, Statement of Financial Accounting Standards(SFAS)No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 - "Accounting for Income Taxes". The aftertax charge for SFAS No. 106 of $6,135,000 (after an income tax benefit of $4,090,000), combined with the tax benefit for SFAS No. 109 of $5,045,000 reduced net earnings by $1,090,000 in the first quarter of 1993.

Item 4.   Submission of matters to a vote of Security Holders
_____________________________________________________________

        a)  May 26, 1994, Annual Meeting

        b)  Directors Elected -Bernard Fife
                               Nathaniel L. Sills
                               Arlene R. Fife
                               Ruth F. Sills
                               John L. Kelsey
                               Robert J. Swartz
                               William H. Turner
                               Lawrence I. Sills
                               Arthur D. Davis

        c)  Proposals voted upon:

             (i)  Proposal of adoption of the Company's 1994 Omnibus
                  Stock Option Plan. Under this Plan 400,000 shares of the Company's Common Stock will be reserved for issuance to key management personnel of the Company and its subsidiaries.

                       For:      10,415,861
                   Against:         261,008

            (ii)  Election of Directors:

                       For:      10,509,459
                  Withheld:          86,434


Item 6.   Exhibits and Reports on Form 8-K
__________________________________________
On July 6, 1994 the Company filed Form 8-K reporting that it had terminated David Berdon & Co. as the independent accountant and engaged KPMG Peat Marwick as its new independent accountant.

This change was not due to disagreements between the Registrant and David Berdon & Co.

                                SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Standard Motor Products, Inc.
                                            ____________________________
                                                 (Registrant)




August 12, 1994                             Michael J. Bailey
_______________                             ____________________________
      (Date)                                Vice President Finance,
                                            Chief Financial Officer