Form 10-Q
period 1994-09-30
STANDARD MOTOR PRODUCTS INC
filed 1994-11-14
CIK 93389

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended September 30, 1994
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                  ------
                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- ---------------------------------                        -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- ----------------------------------------------           -----------------------
  (Address of principal executive offices)                      (Zip Code)



                                 (718) 392-0200
- --------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)



                                     None
- --------------------------------------------------------------------------------
                     (Former name, former address and former fiscal year,
                                if changed since last report.)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----




    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
- --------------------      -----------------          ---------------------------
September 30, 1994           Common Stock               13,120,826
- --------------------      -----------------          ---------------------------








            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                          SEPTEMBER 30, 1994



                    PART 1 - FINANCIAL INFORMATION
                    ------------------------------

Item 1                                                              Page No.
- ------                                                              --------

CONSOLIDATED BALANCE SHEETS
September 30, 1994 and December 31, 1993                              2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and                               4
Nine-Month periods ended September 30, 1994 and 1993

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine-Month
periods ended September 30, 1994 and 1993                             5 & 6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7 - 10

Item 2
- ------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    11 & 12
CONDITION AND RESULTS OF OPERATIONS



                     PART II - OTHER INFORMATION
                     ---------------------------

Item 6
- ------

Exhibits and Reports on Form 8K                                        13

Signature                                                              13












                               - 1 -

[CAPTION]


                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                                    ASSETS
                                    ------

                                                                        September 30,     December 31,
                                                                              1994              1993
                                                                        -------------     ------------
                                                                         (Unaudited)


Current assets:
  Cash and cash equivalents                                             $      3,301     $     12,346
  Marketable securities (Note 2)                                               6,435               11
  Accounts and notes receivable, net of
    allowance for doubtful accounts and
    discounts of $7,408 (1993 - $5,536)                                      131,829           97,754
  Inventories (Note 3)                                                       168,775          164,150
  Prepaid taxes based on earnings                                                -                974
  Deferred income taxes                                                       17,460           17,460
  Prepaid expenses and other current assets                                    5,783           11,100
 									                                                               -----------       ----------
     Total current assets                                                    333,583          303,795

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                                          102,602          103,004


Other assets:
  Receivables due after one year                                                 499            2,645
  Sundry (Note 9)                                                             15,128           13,893
                                                                        ------------     ------------
     Total assets                                                       $    451,812     $    423,337
                                                                        ------------     ------------
                                                                        ------------     ------------











 The accompanying notes are an integral part of these consolidated financial statements.
                                                                  -2-

[CAPTION]

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                                        September 30,     December 31,
                                                                              1994             1993
                                                                        -------------     ------------
                                                                         (Unaudited)
Current liabilities:
  Notes payable - banks                                                 $     23,000     $      5,100
  Current portion of long-term debt (Note 7)                                   4,972            4,935
  Accounts payable                                                            33,689           41,373
  Sundry payables and accrued expenses                                        44,848           32,033
  Taxes based on earnings                                                      1,490            4,617
  Taxes (other than those based on earnings)                                   1,167            1,332
  Payroll and commissions                                                      9,525           10,173
                                                                        ------------     ------------
     Total current liabilities                                               118,691           99,563

Long-term debt (Note 7)                                                      125,356          130,514

Deferred income taxes                                                          3,625            3,625

Postretirement benefits other than pensions                                   12,464           11,452
                                                                        ------------     ------------
     Total liabilities                                                       260,136          245,154

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6, 7 and 8):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1994
      and 13,309,976 shares in 1993
    (including 203,650 and 5,000 shares held as                               26,649           26,620
     treasury shares in 1994 and 1993, respectively)
  Capital in excess of par value                                               2,183            2,120
  Loan to E.S.O.P.                                                            (6,705)          (8,385)
  Minimum pension liability adjustment                                          (581)            (581)
  Retained earnings                                                          173,979          158,456
  Foreign currency translation adjustment                                        122               69
                                                                        ------------     ------------
                                                                             195,647          178,299

Less: treasury stock-at cost                                                   3,971              116
                                                                        ------------     ------------
          Total stockholders' equity                                         191,676          178,183
                                                                        ------------     ------------
          Total liabilities and stockholders' equity                    $    451,812     $    423,337
                                                                        ------------     ------------
                                                                        ------------     ------------


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
                                                                    (Unaudited)

                                                         For the Three Months Ended         For the Nine Months Ended
                                                                 September 30,                      September 30,
                                                        ----------------------------     ----------------------------
                                                                1994            1993             1994            1993
                                                                ----            ----             ----            ----
Net sales                                               $    168,291    $    161,340     $    503,062    $    450,296

Cost of sales                                                109,466         104,554          330,022         291,066
                                                        ------------    ------------     ------------    ------------
Gross profit on sales                                         58,825          56,786          173,040         159,230

Selling, general and
     administrative expenses                                  44,396          45,116          137,152         128,007
Provision for restructuring charges
     (Note 10)                                                    -              440               -            1,000
                                                        ------------    ------------     ------------    ------------
                                                              14,429          11,230           35,888          30,223

Other income (expense) - net                                     444             261              721             894
                                                        ------------    ------------     ------------    ------------
                                                              14,873          11,491           36,609          31,117

Interest expense                                               3,165           3,047            9,265           9,271
                                                        ------------    ------------     ------------    ------------
Earnings before taxes and cumulative
     effect of changes in accounting
     principles                                               11,708           8,444           27,344          21,846

Taxes based on earnings (Note 5)                               3,978           2,741            8,653           6,511
                                                        ------------    ------------     ------------    ------------
Earnings before cumulative effect
     of changes in accounting principles                       7,730           5,703           18,691          15,335

Cumulative effect of changes in
     accounting for postretirement
     benefits and income taxes, net                               -               -                -           (1,090)
                                                        ------------    ------------     ------------    ------------
Net earnings                                            $      7,730    $      5,703     $     18,691    $     14,245

Retained earnings
     at beginning of period                                  167,299         151,602          158,456         145,159
                                                        ------------    ------------     ------------    ------------
                                                             175,029         157,305          177,147         159,404

Less: cash dividends for period                                1,050           1,053            3,168           3,152
                                                        ------------    ------------     ------------    ------------
Retained earnings at end of period                      $    173,979    $    156,252     $    173,979    $    156,252
                                                        ------------    ------------     ------------    ------------
                                                        ------------    ------------     ------------    ------------
Per share data:
- ---------------
  Earnings before cumulative effect
     of changes in accounting principles                        $.59            $.43            $1.42           $1.16
  Cumulative effect of changes in
     accounting principles                                       -               -                -             (.09)
                                                                ----            ----            -----           -----
Net earnings per share                                          $.59            $.43            $1.42           $1.07
                                                                ----            ----            -----           -----
                                                                ----            ----            -----           -----

Dividends per common share                                      $.08           $.08              $.24            $.24
                                                                ----           ----              ----            ----
Average number of common and
  common equivalent shares
     (Note 8)                                             13,121,932      13,295,617       13,184,576      13,255,590
                                                          ----------      ----------       ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                         -4-

[CAPTION]


                     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                        (Unaudited)
                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                                1994             1993
                                                                            --------        ---------
Cash flows from operating activities:
 Net earnings                                                               $ 18,691         $ 14,245

  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Cumulative effect of changes in accounting
     for postretirement benefits and income taxes, net                           -              1,090
    Depreciation and amortization                                              8,430            7,993
    Loss on sale of property,plant & equipment                                   118               98
    (Gain) loss on sale of marketable securities                                  50             (252)

   Change in assets and liabilities:
     (Increase) in accounts receivable, net                                  (34,097)         (39,784)
     (Increase) decrease in inventories                                       (4,693)           8,642
     Decrease in prepaid taxes based on earnings                                 974            1,233
     (Increase) decrease in other assets                                         824           (7,731)
     Increase (decrease) in accounts payable                                  (7,681)          13,562
     (Decrease) in taxes based on earnings                                    (3,127)          (1,024)
     Increase (decrease) in other current assets and liabilities               4,704           (4,423)
     Increase in sundry payables and accrued expenses                         13,857           14,498
                                                                          -----------       ----------
      Total adjustments                                                      (20,641)          (6,098)
                                                                          -----------       ----------
    Net cash provided by (used in) operating activities                       (1,950)           8,147

Cash flows from investing activities:
 Proceeds from sales of marketable securities                                  4,453           10,221
 Purchases of marketable securities                                          (10,927)         (15,978)
 Sale of fixed assets                                                              6               61
 Capital expenditures                                                         (8,152)          (7,427)
                                                                          -----------       ----------
     Net cash used in investing activities                                   (14,620)         (13,123)

Cash flows from financing activities:
 Net borrowings under line-of-credit agreements                               17,900            6,200
 Principal payments of long-term debt                                         (5,121)         (14,660)
 Reduction of loan to E.S.O.P.                                                 1,680            1,680
 Proceeds from exercise of employee stock options                                538            1,726
 Purchase of treasury stock                                                   (4,301)               -
 Dividends paid                                                               (3,168)          (3,152)
                                                                          -----------       ----------
  Net cash provided by (used in) financing activities                        $ 7,528         $ (8,206)
                                                                          -----------       ----------

                                            -5-

[CAPTION]


                    STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                      (Unaudited)
                                                                              For the Nine Months Ended
                                                                                   September 30,
                                                                            ------------------------------
                                                                                     1994             1993
                                                                            -------------     ------------
Effect of exchange rate changes on cash                                       $        (3)     $        (1)
                                                                            -------------     ------------
Net decrease in cash                                                               (9,045)         (13,183)

Cash and cash equivalents at beginning of the period                               12,346           17,025
                                                                            -------------     ------------
Cash and cash equivalents at end of the period                                $     3,301      $     3,842
                                                                            -------------     ------------
                                                                            -------------     ------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                                    $     7,212      $     7,077
  Income taxes                                                                     10,806            6,301






















 The accompanying notes are an integral part of these consolidated financial statements.



                                            -6-


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

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits". This standard requires that the cost of benefits provided to former or inactive employees be recognized on the accrual basis of accounting. The standard had an immaterial impact on the Company's financial position and results of operations for the nine months ended September 30, 1994.

Note 2

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trading Marketable Securities are stated at market value and Held-to-Maturity Marketable Securities are stated at amortized cost. The basis on which cost is determined in calculating realized gains or losses is the first-in, first-out method. The standard had an immaterial impact on the Company's financial position and results of operations for the nine months ended September 30, 1994.

Note 3
                            Inventories
                            -----------
                      (Dollars in thousands)

                                          September 30,          December 31,
                                                   1994                  1993
                                          -------------          ------------
                                            (Unaudited)

Finished goods                             $    103,882         $     103,886
Work in process                                  17,608                18,249
Raw materials                                    47,285                42,015
                                           ------------         -------------
   Total inventories                       $    168,775         $     164,150
                                           ------------         -------------
                                           ------------         -------------

Note 4
                  Property, Plant and Equipment
                  -----------------------------
                      (Dollars in thousands)
                                          September 30,          December 31,
                                                   1994                  1993
                                          -------------          ------------
                                            (Unaudited)

Land and buildings                         $     67,483         $      67,470
Machinery and equipment                          59,180                55,341
Tools, dies and auxiliary equipment               6,663                 6,526
Furniture and fixtures                           14,539                13,756
Leasehold improvements                            4,636                 4,622
Construction in progress                         11,200                 8,147
                                           ------------          ------------
                                                163,701               155,862

Less accumulated depreciation
 and amortization                                61,099                52,858
                                           ------------         -------------
  Total property, plant and equipment-net  $    102,602         $     103,004
                                           ------------         -------------
                                           ------------         -------------

                                              - 7 -
           STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $5,555,000 in 1994 and approximately $4,704,000 in 1993, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes. Income earned (losses) incurred by foreign subsidiaries not eliminated in consolidation amounted to approximately $509,000 and ($169,000) for the nine months ended September 30, 1994 and 1993.

Note 6

On May 26, 1994, the Board approved, to reserve for issuance, 400,000 shares of the Company's common stock for the Company's 1994 Omnibus Stock Option Plan. The Company granted 250,000 options whose exercise price was at the stock's fair market value at the time of issuance.

At September 30, 1994 there were 446,350 shares of common stock reserved for the exercise of stock options.

Note 7

                            Long Term Debt
                            --------------
                         (Dollars in thousands)

                                          September 30,          December 31,
                                                   1994                  1993
                                          -------------          ------------
                                            (Unaudited)

Long term debt consists of:

7.85% senior notes payable                 $     65,000         $      65,000
10.75% - 11.50% senior notes payable              4,000                 6,000
9.47% senior notes payable                       30,000                30,000
6.01% senior notes payable                       15,000                15,000
Credit Agreement                                  6,714                 8,394
7.35% - 12.875% purchase obligations              8,602                 9,862
Floating rate purchase obligation                   950                 1,100
9.50% mortgage payable                               62                    93
                                           ------------         -------------
                                                130,328               135,449
Less current portion                              4,972                 4,935
                                           ------------         -------------
                                           $    125,356         $     130,514
                                           ------------         -------------
                                           ------------         -------------
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

Under the terms of the $15,000,000 senior note agreement, the Company is required to repay the loan in full in 1995. The Company also entered into an interest rate swap agreement. The swap agreement modifies the interest rate on the $15,000,000 senior note agreement, adjusted favorably or unfavorably for the spread between 5.66% and the 6-month reserve unadjusted London Interbank Offering Rate ("LIBOR").
                                                      - 8 -


         STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 (Continued)

The Credit Agreement matures in equal annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $6,750,000 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989.

The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by certain property, plant, and equipment. An optional prepayment of $600,000 was made on July 1, 1994.

The floating rate purchase obligation matures in annual installments through 1999, bears interest at sixty-five percent of prime, and is secured by certain property, plant and equipment.

The mortgage payable is due in installments through 1995.

The loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. Effective September 30, 1994, the Company had unrestricted retained earnings of $10,756,000.

Note 8

The average number of common and common equivalent shares used in the computation of per share data is summarized as follows:

[CAPTION]

                                              (Unaudited)

                                   For the Three Months Ended         For the Nine Months Ended
                                          September 30,                      September 30,
                                  ----------------------------       ---------------------------
                                         1994             1993              1994            1993
                                         ----             ----              ----            ----
Weighted average
number of shares                   13,119,427       13,175,015        13,180,644      13,140,252

Shares issuable
upon assumed exercise
of stock options
(Treasury Stock Method)                 2,505          120,602             3,932         115,338
                                 ------------     ------------      ------------     -----------
Number of shares to
be used                            13,121,932       13,295,617        13,184,576      13,255,590
                                 ------------     ------------      ------------     -----------
                                 ------------     ------------      ------------     -----------

The calculations on a fully diluted basis are not presented since the alternative computation resulted in an insignificant change in the number of shares and it did not result in any change in earnings per share.

                                              - 9 -


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


































                                      - 10 -


            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            ----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
As of September 30, 1994, the Company was in a liquid position with stockholders' equity of $191,676,000 and working capital of $214,892,000. The Company expects capital expenditures to be approximately $4,000,000 for new machinery and equipment for the remainder of 1994. At September 30, 1994, the Company had unused lines of credit aggregating approximately $82,000,000 which will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds will continue to be adequate to meet its needs.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive component businesses. If such an acquisition is made, additional sources of capital could be required. It presently is anticipated that any such acquisition could be funded in the short term by presently available lines of credit with new long term financing to follow.

Restructuring plans started in 1993 were substantially completed at the end of the third quarter of 1994.

INTERIM RESULTS OF OPERATIONS
- -----------------------------
Comparison of the three months ended September 30, 1994 to the three months
- ---------------------------------------------------------------------------
ended September 30, 1993.
- -------------------------
Net sales for the current quarter increased $6,951,000 or 4.3% from the comparable quarter in 1993. The largest percentage increase was at the Canadian Division. The increase in sales was predominantly due to volume increases.

Cost of goods sold as a percentage of net sales for the third quarter of 1994 of 65% was slightly higher than the 64.8% during the comparable quarter in 1993. This 65% cost of goods sold percentage in the third quarter was lower than the 65.9% cost of goods sold percentage of the first six months as a result of slightly higher unit pricing and the Company's continuing cost reduction efforts.

Selling, general and administrative (S.G. & A.) expenses decreased by $720,000 over the comparable period in 1993. As a percentage of net sales, S.G.& A. expenses were 26.4% in 1994 compared to 28% in 1993. This decrease in expenses reflects reductions in new customer acquisition costs and provisions for bad debts during the third quarter partially offset by higher shipping costs due to increased sales.

The provision for restructuring charges includes costs for facilities consolidations. An additional $440,000 was provided for in the third quarter of 1993. (See note 10.)

Other income - net increased by $183,000 primarily due to higher earnings at Blue Streak Electronics, Inc., the Canadian joint venture, partially offset by a lower rate of return on investments.

Interest expense increased by $118,000 due to an increased level of borrowings in 1994, partially offset by a lower average effective borrowing rate on total borrowings.

Taxes based on earnings increased by $1,237,000 due to both a higher effective tax rate of 34% in 1994 as compared to 32.5% in 1993 and higher earnings. The higher effective tax rate in 1994 was primarily due to lower earnings of the Company's Puerto Rican and Hong Kong subsidiaries and higher earnings of the Company's Canadian Division.
                               - 11 -
            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            ----------------------------------------------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Comparison of the nine months ended September 30, 1994 to the nine months
- -------------------------------------------------------------------------
ended September 30, 1993.
- -------------------------

Net sales for the nine months increased $52,766,000 or 11.7% from the comparable period in 1993. Sales increases were evident in all divisions with the largest percentage increases at the Temperature Control Division and the Canadian Division. The increase in sales was predominantly due to volume increases.

Cost of goods sold as a percentage of net sales for the nine months ended September 30, 1994 of 65.6% was higher than the 64.6% during the comparable period in 1993. The increase reflects the required price reductions implemented early in the first quarter to respond to competitive actions. It also reflects the continuing shift of sales mix to lower margin segments. The Company is aggressively implementing cost reduction programs, and although the results of these programs have had a positive impact upon third quarter gross margins, many of these programs have not yet achieved their full impact. However, any favorable impacts could be offset by an acceleration of material inflation or a further shift to lower margin segments.

Selling, general and administrative (S.G. & A.) expenses increased by $9,145,000 over the comparable period in 1993. As a percentage of net sales, S.G.& A. expenses were 27.3% in 1994 compared to 28.4% in 1993. The expense increase was primarily due to increased new customer acquisition costs, higher variable costs due to increased sales and costs to support the service line expansion. New customer acquisition costs decreased during the third quarter of 1994.

The provision for restructuring charges includes costs for facilities consolidations. The Company began this process in the second quarter of 1993, recording $560,000, ans subsequently provided an additional $440,000 in the third quarter and $1,781,000 in the fourth quarter totaling $2,781,000 in 1993. (See note 10.)

Other income - net decreased by $173,000 primarily due to realized gains on investments sold in the second quarter of 1993 and a lower rate of return on investments in 1994, partially offset in 1994 by higher earnings at Blue Streak Electronics, Inc., the Canadian joint venture.

Taxes based on earnings increased by $2,142,000 due to both a higher effective tax rate of 31.6% in 1994 compared to 29.8% in 1993 and higher earnings. The higher effective tax rate in 1994 was primarily due to lower earnings of the Company's Hong Kong subsidiary and higher earnings of the Company's U.S. and Canadian Divisions.

Cumulative effect of changes in accounting for postretirement benefits and income taxes, net is the result of the Company adopting, as of January 1, 1993, two changes in accounting principles, Statement of Financial Accounting Standards (SFAS) No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 - "Accounting for Income Taxes".
The after-tax charge for SFAS No. 106 of $6,135,000 (after an income tax benefit of $4,090,000), combined with the tax benefit for SFAS No. 109 of $5,045,000 reduced net earnings by $1,090,000 in the first quarter of 1993.


                               - 12 -


                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------
On July 6, 1994 the Company filed Form 8-K reporting that it had terminated David Berdon & Co. as the independent accountant and engaged KPMG Peat Marwick LLP as its new independent accountant.

This change was not due to disagreements between the Registrant and David Berdon & Co.












                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------
                                                       (Registrant)






November 14, 1994                            Michael J. Bailey
- -----------------                            -----------------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer







                               - 13 -