Form 10-K405
period 1994-12-31
STANDARD MOTOR PRODUCTS INC
filed 1995-03-31
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended           December 31, 1994
                           -----------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number  1-4743
                                                 ---------
                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- ------------------------------                            ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- ---------------------------------------------             ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (718) 392-0200
                                                       --------------
- --------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on which
   Title of each class                             registered
   --------------------                      -----------------------------------
     Common stock                              New York Stock Exchange
   --------------------                      -----------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                  None
- --------------------------------------------------------------------------------
                               (Title of class)
- --------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 1995 of $20.375 per share held by nonaffiliates of the registrant was $161,191,271. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

    As of the close of business on February 28, 1995 there were 13,122,826 shares outstanding of the Registrant's Common Stock.

                                 -  Continued  -
                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------
Location in Form 10-K         Document
- ---------------------         --------
Part III, Item 10             1995 Annual Proxy Statement
Part III, Item 11             1995 Annual Proxy Statement
Part III, Item 12             1995 Annual Proxy Statement
Part III, Item 13             1995 Annual Proxy Statement
Part IV, Item 14(a)(3)(B)(3)  By Laws
Part IV, Item 14(a)(3)(B)(3)  Restated Certificate of Incorporation dated
                              July 31, 1990
Part IV, Item 14(a)(3)(B)(4)  Note Purchase Agreement dated January 15,
                              1987 between the Registrant and the Travelers
                              Insurance Company, the Great-West Life
                              Assurance Company, the Franklin Life
                              Insurance Company, the Franklin United Life
                              Insurance Company and the Woodmen Accident and Life Company
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated January 25, 1989 amending the Note Agreement between the
                              Registrant and the Travelers Insurance
                              Company, the Great-West Life Assurance
                              Company, the Franklin Life Insurance
                              Company, the Franklin United Life Insurance
                              Company and the Woodmen Accident and Life
                              Company dated January 15, 1987
Part IV, Item 14(a)(3)(B)(4)  Credit Agreement dated March 10, 1989 between the Registrant and Chemical Bank
Part IV, Item 14(a)(3)(B)(4)  Note Purchase Agreement dated October 15,
                              1989 between the Registrant and the American
                              United Life Insurance Company, the General
                              American Life Insurance Company, the
                              Jefferson-Pilot Life Insurance Company, the
                              Ohio National Life Insurance Company, the
                              Crown Insurance Company, the Great-West Life
                              Assurance Company, the Guarantee Mutual Life
                              Company, the Security Mutual Life Insurance
                              Company of Lincoln, Nebraska and the Woodmen
                              Accident and Life Company
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated January 15, 1990 amending the Note Agreement between the
                              Registrant and the Travelers Insurance Company dated January 15, 1987
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated July 20, 1990 amending the Credit Agreement between the Registrant and Chemical Bank dated March 10, 1989
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated September 30, 1990 amending the Note Agreement between the
                              Registrant and the Travelers Insurance
                              Company, the Great-West Life Assurance
                              Company, the Franklin Life Insurance Company, the Franklin United Life Insurance Company and the Woodmen Accident and Life Company dated January 15, 1987





                                     - 1 -
                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------
Location in Form 10-K         Document
- ---------------------         --------
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated March 4, 1991 amending the Credit Agreement between the Registrant
                              and Chemical Bank dated March 10, 1989
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated December 20, 1991 amending the Credit Agreement between the
                              Registrant and Chemical Bank dated March 10,
                              1989
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated February 28, 1992 amending the Note Agreement between the
                              Registrant and the Travelers Insurance
                              Company, the Great-West Life Assurance
                              Company, the Franklin Life Insurance
                              Company, the Franklin United Life Insurance
                              Company and the Woodmen Accident and Life
                              Company dated January 15, 1987
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement of July 22, 1992 amending the Note Agreement between the Registrant and
                              the Travelers Insurance Company, the
                              Great-West Life Assurance Company, the
                              Franklin Life Insurance Company, the Franklin
                              United Life  Insurance Company and the
                              Woodmen Accident and Life Company dated
                              January 15, 1987
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated October 30, 1992 amending the Credit Agreement between the
                              Registrant and Chemical Bank, assigned to NBD
                              Bank, N.A., with amendment dated December 20,
                              1991, dated March 10, 1989
Part IV, Item 14(a)(3)(B)(4)  Note Agreement of November 15, 1992 between the Registrant and Kemper Investors Life
                              Insurance Company, Federal Kemper Life
                              Assurance Company, Lumbermans Mutual
                              Casualty Company, Fidelity Life Association,
                              American Motorists Insurance Company,
                              American Manufacturers Mutual Insurance
                              Company, Allstate Life Insurance Company,
                              Teachers Insurance & Annuity Association of
                              America and Phoenix Home Life Mutual
                              Insurance Company
Part IV, Item 14(a)(3)(B)(4)  Note Agreement of November 15, 1992 between the Registrant and Principal Mutual Life
                              Insurance Company and Principal National
                              Life Insurance Company
Part IV, Item 14(a)(3)(B)(4)  Letter Agreement dated December 27, 1993 amending the Credit Agreement between the
                              Registrant and Chemical Bank, assigned to NBD
                              Bank, N.A. with amendment dated December 20,
                              1991, dated March 10, 1989
Part IV, Item 14(a)(3)(B)(5)  Employee Stock Ownership Plan and Trust
                              dated January 1, 1989
                                     - 2 -
                                   PART I
                                   ------
ITEM 1.  BUSINESS
- -----------------
    (a)     General Development of Business
            -------------------------------
            Registrant manufactures replacement parts for automotive ignition systems, wires and cables, fuel system parts, temperature control systems, power steering parts and brake systems parts, and distributes a general service line of automotive related items.

                    In January 1994 the Company entered into a Joint Venture Agreement with Autoline Industries, Inc. for the purpose of remanufacturing bare and loaded brake calipers. The joint venture, a general partnership named Eisline Manufacturing Company, is located at the Company's Ontario, California facility and sells its remanufactured product exclusively to the co-venturers under a long-term supply agreement with each. The Company's investment was approximately $600,000. Profit or loss from the joint venture is shared equally by the partners and for 1994 was not material.

                    In September 1994, the Company acquired, for approximately $750,000, certain assets of Mintex Canada, a formulator of friction material. The assets were transfered to a separate, wholly-owned Canadian corporation, EIS Brake Manufacturing, Ltd. This company, located in Mississauga, Ontario, will supply brake pads and shoes for the Canadian market and produce friction material for other EIS Brake Parts manufacturing facilities.

                    In February 1995, the Company acquired, for approximately $3,900,000, the assets and certain liabilities of PIK-A-NUT Corporation.
Located in Huntington, Indiana, PIK-A-NUT Corporation distributes a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket. PIK-A-NUT Corporation revenues in 1994 were approximately $4,100,000. This acquisition will expand the capability of Standard's Champ Service Line Division to supply a full line of service products to the automotive aftermarket.

            Replacement Parts Market  The size of the replacement parts market
            ------------------------
depends, in part, upon the average age and number of cars on the road and the number of miles driven per year. According to the Motor Vehicle Manufacturers Association and United States government sources, all three of the above factors increased from 1989 through 1994 and this trend is projected to continue during the 1990's.

    (b)     Financial Information about Industry Segments
            ---------------------------------------------
            Distribution of Sales  The table below shows the registrant's sales
            ---------------------
by product groups.
[CAPTION]

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                       (Dollars in thousands)
                           1994                   1993                   1992                   1991                   1990
                    ------------------     ------------------     ------------------     ------------------     ------------------
                                  % of                   % of                   % of                   % of                   % of
                    Amount       Total     Amount       Total     Amount       Total     Amount       Total     Amount       Total
                    ------       -----     ------       -----     ------       -----     ------       -----     ------       -----
Ignition Parts     $228,031     35.6%     $197,244     33.8%     $180,111     33.6%     $179,424     33.6%     $170,076     33.5%

Wires and Cables   $ 51,419      8.0%     $ 53,703      9.2%     $ 47,878      8.9%     $ 50,607      9.5%     $ 56,723     11.2%

Fuel System Parts  $ 43,841      6.8%     $ 45,000      7.7%     $ 47,554      8.9%     $ 54,055     10.1%     $ 52,291     10.3%

Temperature Control
Systems            $110,961     17.3%     $ 89,031     15.3%     $ 78,767     14.7%     $ 89,311     16.7%     $ 83,907     16.5%

Champ Service Line $ 41,127      6.4%     $ 35,973      6.2%     $ 26,189      4.9%     $ 26,181      4.8%     $ 27,689      5.5%

Brake Parts        $165,431     25.9%     $161,900     27.8%     $155,054     29.0%     $135,230     25.3%     $117,134     23.0%
                   --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
Total              $640,810    100.0%     $582,851    100.0%     $535,553    100.0%     $534,808    100.0%     $507,820    100.0%
                   ========    ======     ========    ======     ========    ======     ========    ======     ========    ======

                                     - 3 -


            No class of products other than those listed in the chart on page 3 accounted for more than ten percent (10%) of total sales in any of such years. The business of the registrant is not dependent on any single customer. In the year ended December 31, 1994, the registrant's five largest customers accounted for approximately 27.0% of sales, or approximately $173,000,000.

            Ignition Parts  Replacement parts for automotive ignition and
            --------------
emission control systems account for about 36% of the registrant's revenues. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches and sensors. The registrant is a basic manufacturer of many of the ignition parts it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and import, including passenger car, truck, farm, off-road and marine applications.

            Like most automotive aftermarket suppliers, registrant began by offering ignition parts which were equal in quality to O.E. (original equipment
parts installed on new vehicles).   Soon afterward, registrant pioneered the
concept of offering an alternate higher level of quality, significantly better than O.E. and priced proportionately higher. This has now evolved to a "good-better-best" concept, and a lower priced line has been made available under the registrant's Tru-Tech and Modern Mechanic brands.

            Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control, and fuel injection. The on-board computer monitors inputs from many types of sensors located throughout the vehicle, and controls a myriad of valves, switches and motors. The registrant is a leader in the manufacture and sale of these engine management component parts, including remanufactured automotive computers.

            Electronic control modules and electronic voltage regulators comprise a significant and growing portion of registrant's total ignition sales. The registrant is one of the few aftermarket companies that manufactures these parts, and the only independent aftermarket supplier to manufacture the complex electronic control modules for distributorless ignition systems. The registrant's electronic production is divided between highly-automated operations, which are performed in Long Island City, NY, and assembly operations, which are performed in assembly plants in Hong Kong and Puerto Rico. Production of printed circuit boards was moved to Puerto Rico in 1994.

            The registrant's sales of such parts as sensors, valves and solenoids have increased steadily as auto manufacturers equip their cars with
more complex engine management systems.   New government emission laws,
including the 1990 Federal Clean Air Act, are expected to increase automotive repair activity creating an increase in parts sales. Although there is much controversy over how quickly these new procedures will be implemented, it is no doubt going to have a positive impact on sales of the registrant's products. The registrant is a basic manufacturer of throttle position sensors, air pump check valves, coolant temperature sensors, air charge temperature sensors, EGR valves, idle air control valves and MAP sensors.

            The joint venture entered into in 1992 with Blue Streak Electronics, Inc., a rebuilder of engine management computers and MAF sensors, has positioned the registrant as a key supplier in the fast growing remanufactured electronics market. In 1994, registrant vastly increased its offering of remanufactured computers, and instituted a program to offer slower-moving items by overnight shipment from its factory. This has enabled the registrant's customers to expand their coverage without increasing inventory investment.

                                     - 4 -
            Brake System Products   As of August 31, 1986, the registrant
            ---------------------
acquired the EIS Brake Parts Division from Parker-Hannifin Corporation. In the aftermarket, brake parts represent the single largest product group in a warehouse distributor's inventory.

            The division manufactures a full line of brake replacement parts and also markets many special tools and fluids used by mechanics who perform brake service. EIS has a long- established reputation in the industry for quality products and engineering excellence.

            EIS brake products account for approximately 26% of the registrant's revenues, making it the second largest revenues source for the registrant. We anticipate that EIS's growth will be enhanced in 1995 and the future as a result of the increased wear on friction products resulting from front wheel drives and other vehicle design dynamics. The Company's growth should also be enhanced by the continued vertical integration of its manufacturing capabilities, which includes the addition of a joint venture in Ontario, California to remanufacture bare and loaded calipers and the addition of a friction manufacturing facility in Mississauga, Canada, as well as the addition of ABS systems to this divisions product lines.

            Wires and Cables  Wire and cable parts account for about 8% of the
            ----------------
registrant's revenues. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

            A major part of this division's business is the sale of ignition wire sets. The registrant has historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. With the growing customer interest in lower-priced products, the registrant introduced a second line of wire and cable products, known as Modern Mechanic, in 1989. This line has steadily expanded to include import coverage, and in 1995 will also be offered under the registrant's Tru-Tech brand name.

            Fuel System Parts   Fuel system parts account for about 7% of the
            -----------------
registrant's revenues. The registrant manufactures and markets over 2,000 parts for the maintenance and repair of automotive fuel systems. These include parts for carburetors, mechanical and electric fuel pumps, and fuel injection systems.

            For several decades, the registrant's most important fuel system product was the carburetor rebuilding kit. Sales of these kits have been declining in recent years, since nearly all new cars are equipped with electronic fuel injection systems. However, the registrant's sales of fuel injection parts have steadily increased, and this segment of the business is expected to continue to grow.

            The assembly of carburetor rebuilding kits was moved in 1994 from Edwardsville, KS to Puerto Rico. This move will consolidate the assembly of carburetor kits in one location, improving efficiencies and expanding the registrant's favorable tax benefits of its Puerto Rico subsidiary.

            In 1988 the registrant began manufacturing mechanical fuel pumps, and added the manufacture of electric fuel pumps in 1994. Electric pumps are replacing the traditional mechanical units at O.E. levels, since they are more easily integrated

                                     - 5 -
into an electronic fuel injection system. Electric pumps are expected to become the dominant technology, and the fuel pump is now seen as an integral part of the engine management system.

            Temperature Control Systems & Power Steering Parts   The registrant
            --------------------------------------------------
markets a line of replacement parts for automotive temperature control systems (air conditioning and heating), primarily under the brand name Four Seasons. However, in recent years Four Seasons has offered private label packaging to its larger accounts which are experiencing significant growth. Revenues from Four Seasons account for approximately 17% of the registrant's total sales.

            Federal regulation of CFC (fluorocarbon) refrigerants is changing the climate control industry. Legislation is phasing out R-12 refrigerant (DuPont's Freon and other brands) production completely. This is generating wide industry demand for refrigeration recycling equipment, retrofit kits, and for training in recycling and retrofit techniques. In the near future, vehicle air conditioners needing repair or recharge become candidates for retrofit to use the new R-134a refrigerant, at a cost as high as several hundred dollars per car. Installers are urgently seeking training and certification in the new technology, and the Company's Four Seasons Division has taken the lead in providing these services.

            These major technological changes require many new parts, as well as new service equipment. As a result, our climate control division is enjoying excellent growth opportunities as evidenced by a 25% growth in sales in 1994.

            Four Seasons also markets a full line of power steering products, which currently number over 1,500 parts including replacement hose assemblies and pumps.

            Champ Service Line Products   In 1994, Champ accounted for
            ---------------------------
approximately 6% of the registrant's total sales. The division markets over 8,000 different automotive-related items, ranging from mirrors, window cranks and antennas to cleaning and polishing materials, specialty tools and maintenance supplies.

            Champ purchases products from a wide range of manufacturers and packages them under the Champ and Big A private brand label, enabling its customers to conveniently order items in many separate product groups from a single source. Champ's marketing program offers its customers ordering efficiency, marketing support and effective shipping that are considered key benefits by the registrant's customers.

            Early in 1993, Champ's flexibility was enhanced by the designation of its own management team and sales force. This improved customer responsiveness paid a dividend in 1994, as Champ's unit sales, excluding Big A sales, increased for the first time in four years.

            In February 1995, the Company acquired the assets and certain liabilities of PIK-A-NUT Corporation, a reseller of a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket in both retail and bulk packaging. This acquisition will expand the capability of Champ to supply a full line of service products to the automotive aftermarket.

    (c)     Narrative Description of Business
            ---------------------------------
            Sales and Distribution  The registrant sells its products throughout
            ----------------------
the United States and Canada under its proprietary brand names, to approximately 1,600 warehouse distributors, who distribute to approximately 23,000 jobber outlets. The jobbers sell the registrant's products primarily to professional mechanics, and secondarily to consumers who perform their own automobile repairs. The registrant has a direct field sales force of approximately 490 persons.
                                     - 6 -
            The registrant generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.e. jobbers and professional mechanics). In 1994 the registrant conducted approximately 4,000 instructional clinics, which teach mechanics how to diagnose and repair complex new electronic ignition systems, including computerized ignition and emission controls, automotive brake systems and temperature control systems. The registrant also publishes and sells related service manuals and video/cassettes and provides a free technical information bulletin service to registered mechanics. In addition, our Standard Plus Club, a professional service dealer network comprising approximately 10,000 members, offers technical and business development support and has a technical service telephone hotline.

            The registrant continued expansion into the retail market by selling its products to large retail chains. The registrant expects continued growth in the retail market in future years.

            Production and Engineering   The registrant engineers, tools and
            --------------------------
manufactures many of the components for its products, except for certain commonly available small parts in temperature control, brake system and fuel system products and all of the Champ Service Line. It also performs its own plastic and rubber molding operations, extensive screw machining and stamping operations, automated electronics assembly and a wide variety of other processes.

            The registrant has engineering departments staffed by 89 persons, approximately 61% of whom are graduate engineers. The departments perform product research and development and quality control and, wherever practical, design machinery for automation of the registrant's factories.

            As new models of automobiles, trucks, tractors, buses and other equipment are introduced, the registrant engineers and manufactures
replacement parts for them.   The registrant employs and trains tool and die
makers needed in its manufacturing operations.

            Competition   Although the registrant is a leading independent
            -----------
manufacturer of automotive replacement parts and supplies, it faces substantial competition in all markets that it serves. A number of major manufacturers of replacement parts and supplies are divisions of companies having greater financial resources than those of the registrant. In addition, automobile manufacturers supply virtually every replacement part sold by the registrant.

            The competitive factors affecting the registrant's products are primarily product quality, customer service and price. The registrant's business requires that it maintain inventory levels sufficient for the rapid delivery requirements of customers. Management believes that it is able to compete effectively and that its trademarks and trade names are well known and command respect in the industry and the marketplace.

            Backlog   Backlog is maintained at minimal levels by the registrant.
            -------
The registrant primarily fills orders, as received, from inventory and manufactures to maintain inventory levels.


                                     - 7 -


            Supplies   The principal raw materials purchased by the registrant
            --------
consist of brass, electronic components, fabricated copper (primarily in the form of magnet wire and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, thermo-set and thermo plastic molding powders, cast iron castings and friction lining materials. All of these materials are purchased in the open market and are available from a number of prime suppliers.

            Insurance   In 1990, 1991 and 1992 the registrant maintained basic
            ---------
liability coverage (general, product and automobile) of $1 million and umbrella liability coverage of $20 million. In 1993 the umbrella coverage was increased to $50 million and remains at $50 million. Historically, the registrant has not experienced casualty losses in any year in excess of its coverage. Management has no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed the registrant's coverage.

            Employees   The registrant has approximately 3,300 employees
            ---------
in the United States, Canada, Puerto Rico and Hong Kong. Of these, approximately 1,550 are production employees. Long Island City, New York production employees are covered by a collective bargaining agreement with the United Auto Workers, which expires on October 1, 1995. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 2, 1997. Berlin, Connecticut employees are covered by a collective bargaining agreement with the United Auto Workers, which expires on June 1, 1995. The registrant believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers. In the opinion of management, employee relations have been good.
There have been no significant strikes or work stoppages in the last five years.

    (d)     Financial Information About Export Sales
            ----------------------------------------
            The registrant sells its general line of products primarily through Canada, Latin America, Europe and the Middle East. The table below shows the registrant's export sales for the last three years:

                         (U.S. Dollars in thousands)

Years Ended December 31,         1994          1993          1992
- ------------------------         ----          ----          ----
           Canada             $38,109       $32,341       $29,083
           All Others          12,341        12,746        12,209
                              -------       -------       -------
           Total              $50,450       $45,087       $41,292
                              =======       =======       =======



                                     - 8 -


ITEM 2.  PROPERTIES
- -------------------
            The registrant maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

            The table below describes the registrant's major (a) manufacturing and packaging properties and (b) warehousing properties. (For information with respect to rentals, see note 16 of Notes to Consolidated Financial Statements on page F12.).

    (a)     Manufacturing Properties
            ------------------------
                                                       Approximate   Products
                                                       Number of     (See Key
Location          Square Feet  Owned or Leased         Employees     On Page 10)
- --------          -----------  ---------------         -----------   -----------
Long Island City,   318,000    Owned (1) (2) (6)             492     A, B, I
    New York
Edwardsville,       150,000    Owned (11)                    193     C
    Kansas
Puerto Rico         114,000    Leased (expires in 1997)      261     A, B, H, I
Puerto Rico          24,100    Leased (expires in 2004)       51     B
Hong Kong            22,500    Leased (expires in 1997)       82     I
Grapevine, Texas    180,000    Owned (2) (4)                 335     E, J
Middleton, CT       161,700    Owned (8)                     -0-
Berlin, CT          165,000    Owned (1)                     254     H
Manila, AR          119,300    Leased (expires in 1995) (10) 211     F
Manila, AR          100,000    Owned (2) (9)                  20     F
Rural Retreat, VA    72,300    Leased (expires in 2003) (13)  31     F
West Bend, WI       110,600    Owned (5)                     -0-
Ontario, CA         107,600    Leased (expires in 2003)       28     F
Mississauga, Canada  94,600    Leased (expires in 2004)        7     F


                                       -Continued-


                                  See Notes on page 11








                                     - 9 -
    (b)     Warehousing Properties
            ----------------------
                                                    Approximate  Products
                                                    Number of    (See Key
Location          Square Feet Owned or Leased       Employees    On Page 10)
- --------          ----------- ---------------       -----------  -----------
Disputanta, VA      411,000   Owned                       251    A, B, D, I

Edwardsville,       205,000   Owned (1) (11)              169    C, D
    Kansas
Reno, Nevada         67,000   Owned (3)                    20    A, B, C, E, I
Coppell, Texas      168,000   Owned (1)                   155    E, J
Berlin, CT           66,000   Owned                       159    H
Manila, AR          150,000   Owned (2) (7)                34    F, G
Mississauga, Canada  96,800   Leased (expires in 1996) (1) 44    A, B, C, D, E,
                                                                 F, H, I
Calgary, Canada      33,500   Leased (expires in 1998)      8    A, B, C, D, E,
                                                                 F, G, H, I
Ontario, CA         142,600   Leased (expires in 2003)     24    A, B, C, E,
                                                                 F, G, H, I
Grand Prairie, Texas 51,200   Leased (expires in 1996)      5    E, J
Huntington, Indiana  62,600   Leased (expires in 2000) (12)-0-   D


Product Key:   A)     Ignition
               B)     Fuel System Parts
               C)     Wire & Cable
               D)     Champ Service Line
               E)     Temperature Control System Parts
               F)     Friction - Brake Shoes & Pads
               G)     Drums & Rotors
               H)     Hydraulic Brake System Components
               I)     Electronic Ignition
               J)     Power Steering Parts



                                      See Notes on page 11










                                     - 10 -

NOTES TO PROPERTY SCHEDULE:
- ---------------------------
(1)   Includes executive or division offices.

(2) While owned by the registrant for accounting purposes, these properties were actually sold to local industrial development authorities and leased to the registrant under the terms of Industrial Revenue Bond ("IRB") financing agreements. Under those agreements, title to these properties passes to the registrant at maturity for little or no consideration. The rental payments made by the registrant equal the principal and interest due under each IRB.

(3) This property is owned subject to a mortgage held by the Massachusetts Mutual Life Insurance Company, in the original amount of $465,000, the final payment of which is due in 1995.

(4) Financed with a bond issue in 1980 for $2,670,000 fully paid off in 1993 and a bond issue in 1984 for $2,000,000 maturing through 1999.

(5) As of January 1, 1987, the registrant vacated this facility. It is now being leased by the registrant to a third party. This facility is presently being offered for sale.

(6)   This property was purchased on January 5, 1988.

(7)   Financed with a bond issue in 1989 for $2,500,000 maturing through 1999.

(8) Part of this facility is now being leased by the registrant to a third party. This facility is presently being offered for sale.

(9)   Financed with a bond issue in 1990 for $1,800,000 maturing through 2000.

(10) Under terms of the lease, the registrant has an option to purchase the property for $1,000 at the expiration of the lease.

(11)  Financed with Industrial Revenue Bonds fully paid off in 1994.

(12) This lease agreement was entered into in February 1995 in connection with the acquisition of the assets of the PIK-A-NUT Corporation.

(13) Under terms of the lease, the registrant has an option to purchase the property for $350,000 at 12/31/97 or $200,000 at 12/31/2002.






                                     - 11 -


ITEM 3.      LEGAL PROCEEDINGS
- ------------------------------
            Currently, there are no legal proceedings which management deems would have a material economic impact on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ----------------------------------------------------------------
                   None


                                  PART II
                                  -------

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
- -----------------------------------------------------------
              RELATED STOCKHOLDER MATTERS
              ---------------------------
            The Company's stock is listed on the New York Stock Exchange.
The number of Shareholders of record of Common Stock on February 28, 1995 was approximately 1,000 including brokers who hold approximately 7,126,615 shares in street name. The quarterly market price and dividend information is presented in the following chart.

Price Range of Common Stock and Dividends

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.

1994  Quarter  High    Low   Dividend    1993  Quarter  High    Low   Dividend
- -------------------------------------    -------------------------------------
      1st     $26.88  $16.00   $.08            1st     $17.38  $13.13   $.08

      2nd      18.38   14.75    .08            2nd      20.25   16.13    .08

      3rd      19.75   17.38    .08            3rd      24.13   18.88    .08

      4th      19.75   16.88    .08            4th      26.88   21.00    .08
- -------------------------------------    -------------------------------------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company. As of December 31, 1994, approximately $12,194,000 of retained earnings was available under those agreements for payment of cash dividends and purchase of capital stock.

                                     - 12 -
                                   PART II  (CONT'D)
                                   -------
ITEM 6.        SELECTED FINANCIAL DATA
- --------------------------------------
[CAPTION]

                                             Years Ended December 31,
                                      --------------------------------------------------------
                                          1994        1993        1992        1991        1990
                                      --------------------------------------------------------
(In thousands, except per share data)
Net sales                             $640,810    $582,851    $535,553    $534,808    $507,820
Earnings before cumulative effect of
changes in accounting principles      $ 23,665    $ 18,598    $  8,878    $  6,667    $  7,734
Net earnings                          $ 23,665    $ 17,508    $  8,878    $  6,667    $  7,734
Earnings per share before cumulative
effect of changes in accounting
principles                            $   1.80    $   1.41    $    .68    $    .51    $    .59
Net earnings per share                $   1.80    $   1.32    $    .68    $    .51    $    .59
Working capital                       $189,207    $188,220    $180,143    $113,937    $134,473
Total assets                          $462,351    $433,354    $384,616    $401,764    $430,658
Long-term debt (excluding current
portion)                              $109,927    $130,514    $136,111    $ 73,338    $ 90,230
Stockholders' equity                  $195,089    $178,183    $161,128    $155,328    $151,035
Stockholders' equity per share        $  14.82    $  13.47    $  12.28    $  11.84    $  11.51
Cash dividends per common share       $    .32    $    .32    $    .32    $    .32    $    .32


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------------
   CONDITION AND RESULTS OF OPERATIONS
   -----------------------------------
Liquidity and Capital Resources - During 1994, stockholders' equity increased $16,906,000 to $195,089,000 and working capital increased $987,000 to
$189,207,000.   Cash provided by operations in 1992  amounted to $31,550,000, primarily due to the $18,971,000 reduction in inventories. In 1993, cash provided by operations amounted to $20,105,000 primarily due to net earnings of $17,508,000. In 1994, cash provided by operations amounted to $21,104,000 primarily due to net earnings of $23,665,000. Cash used in investing activities, primarily due to capital expenditures, was $15,048,000 in 1992 and $11,899,000 in 1993. Cash used in investing activities in 1994 was $20,299,000 primarily due to capital expenditures and held-to-maturity transactions. Cash used in financing activities, primarily due to repayment of debt and dividend payments, was $23,519,000 in 1992. In December 1992, the Company secured $80,000,000 in long-term financing which was used to reduce short-term bank borrowings. Cash used in financing activities in 1993 was $12,879,000 which consisted primarily of repayments of debt and dividend payments. In 1993, cash provided by the exercise of employee stock options was almost



                                     - 13 -
                                   PART II  (CONT'D)
                                   -------
entirely offset by the repurchase of treasury stock. Cash used in financing activities in 1994 was $10,335,000 primarily due to dividend payments, repayment of debt and repurchase of treasury stock.

The Company expects capital expenditures for 1995 to be approximately $18,000,000 primarily for new machinery and equipment. At December 31, 1994, the Company had unused lines of credit aggregating approximately $98,000,000 which will be used as a source of funding capital expenditures and working capital requirements. The Company anticipates that its present sources of funds will continue to be adequate to meet its needs.

Total debt (current and non-current) decreased $4,035,000. In 1995, required long-term debt payments will be approximately $19,987,000.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive component businesses. If such an acquisition is made, additional sources of capital could be required. It presently is anticipated that any such acquisition could be funded in the short term by presently available lines of credit with new long term financing to follow.

Restructuring plans started in 1993 were completed by the end of 1994.


Comparison of 1994 to 1993 - Property, plant and equipment additions of $12,557,000 were primarily attributable to expenditures for new machinery and equipment.

Net sales increased $57,959,000 or 9.9%. Sales increases were evident in all divisions with the largest percentage increases at the Temperature Control Division and the Canadian Division. The increase in sales was predominantly due to volume increases.

Cost of goods sold increased $42,099,000 from $373,588,000 to $415,687,000.
Cost of sales, as a percentage of net sales, increased from 64.1% to 64.9%. The increase reflects the required price reductions implemented early in the first quarter to respond to competitive actions. It also reflects the continuing shift of sales mix to lower margin market segments. The Company is aggresively implementing cost reduction programs, and although the results of these programs have had a positive impact upon 1994 gross margins, many of these programs have not yet achieved their full impact. By the fourth quarter of 1994, gross margins were slightly ahead of the comparable period in 1993. However, any favorable impacts could be offset by an acceleration of purchased material inflation or a further shift to lower margin market segments.

Selling, general and administrative expenses increased by 5.7% or $9,693,000, but as a percentage of net sales, decreased from 29% to 27.9%. The expense increase was primarily due to increased new customer acquisition costs in the first half of 1994 and higher variable costs due to increased sales, partially offset by cost reduction programs.

Restructuring charges of $2,781,000 were incurred in 1993 primarily due to the consolidation of the EIS Brake Parts operation within Connecticut and the rationalization of the Company's manufacturing operations involving the relocation of several product lines.

                                     - 14 -
                                   PART II  (CONT'D)
                                   -------
Other income (expense), net decreased $412,000 primarily due to an increase in the loss on sale of accounts receivables and a lower rate of return on investments in 1994, partially offset by an increase in income from Blue Streak Electronics, Inc.

Taxes based on earnings increased by $3,525,000 due to increased earnings and a higher effective tax rate. The higher effective tax rate in 1994 was primarily due to a lower relative benefit from earnings of the Company's Hong Kong and Puerto Rico subsidiaries.

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


                                     - 15 -
                                   PART II  (CONT'D)
                                   -------
Restructuring charges of $2,781,000 were incurred in 1993 primarily due to the consolidation of the EIS Brake Parts operation within Connecticut and the rationalization of the Company's manufacturing operations involving the relocation of several product lines.

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

Future Results of Operations - Inventory levels increased significantly in the fourth quarter of 1994 partially reflecting open orders which have been shipped during the first quarter of 1995 and a build-up in temperature control products to meet anticipated strong orders for the 1995 season. The Company will continue to focus on its inventory reduction plans during 1995 and future years.

The company is continuing to face competitive pressures and is implementing cost reduction programs targeted to offset any price reductions.












                                     - 16 -

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
- ----------------------------


To the Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited the consolidated balance sheet of Standard Motor Products, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP

Short Hills, New Jersey
February 23, 1995













                                     - F1 -
INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited the consolidated balance sheet of Standard Motor Products, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.


New York, New York                             David Berdon & Co. LLP
February 25, 1994                              Certified Public Accountants













                                     - F2 -
[CAPTION]

Standard Motor Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)
                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                         1994          1993           1992
- ------------------------------------------------------------------------------------------------------------

Net sales  .......................................................  $ 640,810     $ 582,851      $ 535,553
Cost of sales  ...................................................    415,687       373,588        346,570

- ------------------------------------------------------------------------------------------------------------

Gross profit  ....................................................    225,123       209,263        188,983
Selling, general and administrative expenses  ....................    178,674       168,981        166,521
Provision for restructuring charges (Note 17) ....................       - -          2,781            - -

- ------------------------------------------------------------------------------------------------------------

Operating Income  ................................................     46,449        37,501         22,462
Other income (expense), net (Note 13)  ...........................      1,236         1,648            697

- ------------------------------------------------------------------------------------------------------------

                                                                       47,685        39,149         23,159
Interest expense  ................................................     12,288        12,344         12,339

- ------------------------------------------------------------------------------------------------------------

         Earnings before taxes and cumulative
         effect of changes in accounting principles  .............     35,397        26,805         10,820

- ------------------------------------------------------------------------------------------------------------

Taxes based on earnings (Note 14)
Current:
  Federal (principally U.S)  .....................................     10,294        11,475          1,996
  State and local  ...............................................      2,851         2,275            522

- -------------------------------------------------------------------------------------------------------------

                                                                       13,145        13,750          2,518
Deferred  ........................................................     (1,413)       (5,543)          (576)

- -------------------------------------------------------------------------------------------------------------

                                                                       11,732         8,207          1,942

- -------------------------------------------------------------------------------------------------------------

         Earnings before cumulative effect of
         changes in accounting principles  ......................      23,665        18,598          8,878

Cumulative effect of changes in accounting for postretirement
  benefits and income taxes, net (Notes 12 and 14)  .............         - -        (1,090)           - -

- -------------------------------------------------------------------------------------------------------------

         Net earnings  .........................................   $   23,665    $   17,508     $    8,878

- -------------------------------------------------------------------------------------------------------------

Per share data:
 Earnings before cumulative effect of changes in
    accounting principles  .....................................   $     1.80    $     1.41     $      .68
 Cumulative effect of changes in accounting principles  ........          - -          (.09)           - -

- -------------------------------------------------------------------------------------------------------------

Net earnings per common and
   common equivalent share  ....................................    $     1.80    $     1.32     $      .68

- -------------------------------------------------------------------------------------------------------------

Cash dividends paid:
 Common stock - $.32 per share  ................................    $     4,217   $     4,211    $    4,199

- -------------------------------------------------------------------------------------------------------------

Average number of common and
 common equivalent shares  .....................................     13,165,567    13,226,678    13,130,733

- -------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                     - F3 -
[CAPTION]

Standard Motor Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                                                   December 31,
                                                                                       ---------------------------------
                                                                                               1994                1993
                  ------------------------------------------------------------------------------------------------------
Assets            Current assets:
                   Cash and cash equivalents (Note 15)  ...........................    $      2,796         $    12,346
                   Marketable securities (Notes 15)  ..............................           6,018                  11
                   Accounts receivable, less allowances for discounts and
                    doubtful accounts of $5,708 (1993 - $5,536) (Note 3)  .........         109,966             103,019
                   Inventories (Note 4)  ..........................................         185,855             160,268
                   Prepaid taxes based on earnings  ...............................             - -                 974
                   Deferred income taxes (Note 14)  ...............................          20,111              17,460
                   Prepaid expenses and other current assets  .....................           4,131               3,722
                   -----------------------------------------------------------------------------------------------------
                         Total current assets  ....................................         328,877             297,800
                  ------------------------------------------------------------------------------------------------------
                  Property, plant and equipment, net (Notes 5 and 8)  .............         104,126             103,004
                  ------------------------------------------------------------------------------------------------------
                  Other assets:
                   Receivables - due after one year  ..............................             501               2,645
                   Sundry (Note 6)  ...............................................          28,847              29,905
                  ------------------------------------------------------------------------------------------------------
                         Total other assets  ......................................          29,348              32,550
                  -----------------------------------------------------------------------------------------------------
                         Total assets  ............................................    $    462,351         $   433,354
                  -----------------------------------------------------------------------------------------------------
                  Current liabilities:
                   Notes payable - banks (Note 7)  ................................    $      6,600         $     5,100
Liabilities and    Current portion of long-term debt (Notes 8 and 15)  ............          19,987               4,935
Stockholders'      Accounts payable  ..............................................          40,517              41,373
Equity             Sundry payables and accrued expenses  ..........................          58,832              42,050
                   Taxes based on earnings  .......................................           2,412               4,617
                   Taxes (other than those based on earnings)   ...................             822               1,332
                   Payroll and commissions  .......................................          10,500              10,173
                  ------------------------------------------------------------------------------------------------------
                         Total current liabilities  ...............................         139,670             109,580
                  ------------------------------------------------------------------------------------------------------
                  Long-term debt (current portion shown above) (Notes 8 and 15)  ..         109,927             130,514
                  ------------------------------------------------------------------------------------------------------
                  Deferred income taxes (Note 14)  ................................           4,863               3,625
                  ------------------------------------------------------------------------------------------------------
                  Postretirement benefits other than pensions (Note 12)  ..........          12,802              11,452
                  ------------------------------------------------------------------------------------------------------
                  Commitments and contingencies (Notes 8, 9, 15 and 16)
                  Stockholders' equity (Notes 8, 9, 10 and 11):
                    Common Stock - par value $2.00 per share:
                     Authorized 30,000,000 shares, issued 13,324,476 shares in 1994 and
                      13,309,976 shares in 1993 (including 203,650 and 5,000 shares
                      held as treasury shares in 1994 and 1993, respectively)  .....        26,649               26,620
                    Capital in excess of par value  ................................         2,555                2,120
                    Loan to Employee Stock Ownership Plan (E.S.O.P.)   .............        (6,705)              (8,385)
                    Minimum pension liability adjustment  ..........................        (1,204)                (581)
                    Retained earnings  .............................................       177,904              158,456
                    Foreign currency translation adjustment  .......................          (139)                  69
                  -----------------------------------------------------------------------------------------------------------
                  ..................................................................       199,060              178,299
                  Less: Treasury stock - at cost  ..................................         3,971                  116
                  -----------------------------------------------------------------------------------------------------------
                           Total stockholders' equity  .............................       195,089              178,183
                  -----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity  .............    $  462,351           $  433,354
                  -----------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.
                                     - F4 -
[CAPTION]

        Standard Motor Products, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows
        (In thousands)
                                                                                               Years Ended December 31,
                                                                                         -------------------------------------
                                                                                             1994         1993         1992
              ----------------------------------------------------------------------------------------------------------------
Cash Flows    Net Earnings  .........................................................    $ 23,665     $ 17,508     $   8,878
From          Adjustments to reconcile net earnings to net cash
Operating     provided by operating activities:
Activities        Cumulative effect of changes in accounting for postretirement
                  benefits and income taxes, net  ...................................         - -        1,090           - -
                  Depreciation and amortization  ....................................      11,008       10,523         9,688
                  Loss on disposal of property, plant & equipment  ..................         364          204           191
                  Proceeds from sales of trading securities  ........................       7,500          - -           - -
                  Purchases of trading securities  ..................................      (7,676)         - -           - -
                  (Increase) in deferred income taxes  ..............................      (1,411)      (5,543)         (576)
                  Tax benefits applicable to E.S.O.P.  ..............................         123          124           123
                  Tax benefits applicable to the exercise of employee stock options .         249        1,240           - -
                  Change in assets and liabilities:
                    (Increase) in accounts receivable, net  .........................      (7,203)     (13,890)       (5,686)
                    (Increase) decrease in inventories  .............................     (26,032)     (10,893)       18,971
                    (Increase) decrease in prepaid taxes based on earnings  .........         974          259           (97)
                    (Increase) decrease in other assets  ............................       4,859      (13,802)        3,422
                    Increase (decrease) in accounts payable  ........................        (842)      14,237        (6,792)
                    Increase (decrease) in taxes based on earnings  .................      (2,211)       2,856         1,269
                    Increase (decrease) in other current assets and liabilities  ....        (528)       3,672            32
                    Increase in sundry payables and accrued expenses  ...............      18,265       12,520         2,127
              ------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities  ............................      21,104       20,105        31,550
              ------------------------------------------------------------------------------------------------------------------
Cash Flows    Proceeds from held-to-maturity securities  ............................       5,828          - -           - -
From          Purchases of held-to-maturity securities  .............................     (13,618)         - -           - -
Investing     Proceeds from sales of marketable securities  .........................         - -       18,283        23,533
Activities    Purchases of marketable securities  ...................................         - -      (17,970)      (23,376)
              Sale of fixed assets  .................................................          48          117            52
              Capital expenditures  .................................................     (12,557)     (12,329)      (15,257)
              ------------------------------------------------------------------------------------------------------------------
              Net cash (used in) investing activities  ..............................     (20,299)     (11,899)      (15,048)
              ------------------------------------------------------------------------------------------------------------------
Cash Flows    Net borrowings (repayments) under line-of-credit agreements  ..........       1,500        5,100       (82,200)
From          Proceeds from issuance of long-term debt  .............................     .   - -          - -        80,000
Financing     Principal payments of long-term debt  .................................      (5,535)     (16,010)      (18,782)
Activities    Reduction of loan to E.S.O.P.  ........................................       1,680        1,680         1,680
              Proceeds from exercise of employee stock options  .....................         538        5,086            20
              Purchase of treasury stock  ...........................................      (4,301)      (4,524)          (38)
              Dividends paid  .......................................................      (4,217)      (4,211)       (4,199)
              ------------------------------------------------------------------------------------------------------------------
              Net cash (used in) financing activities  ..............................     (10,335)     (12,879)      (23,519)
              ------------------------------------------------------------------------------------------------------------------
              Effect of exchange rate changes on cash  ..............................         (20)          (6)          - -
              ------------------------------------------------------------------------------------------------------------------
              Net (decrease) in cash  ...............................................      (9,550)      (4,679)       (7,017)
              Cash and cash equivalents at beginning of year  .......................      12,346       17,025        24,042
              ------------------------------------------------------------------------------------------------------------------
              Cash and cash equivalents at end of year  .............................    $  2,796    $  12,346     $  17,025
              ------------------------------------------------------------------------------------------------------------------
              Supplemental disclosure of cash flow information:
              Cash paid during the year for:
              Interest   ............................................................    $ 12,377    $  12,160     $  13,284
              Income taxes   ........................................................      14,376       10,635         1,346
              -------------------------------------------------------------------------------------------------------------------

              See accompanying notes to consolidated financial statements.
                                     - F5 -

[CAPTION]


Standard Motor Products, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

                                            Years Ended December 31, 1994, 1993 and 1992
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           Minimum                Foreign
                                                    Capital in   Loan       Pension               Currency
                                         Common     Excess of     to        Liability  Retained  Translation Treasury
                                          Stock     Par Value   E.S.O.P.  Adjustment   Earnings  Adjustment    Stock      Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991 ........   $  26,458  $  1,536    $ (11,745)             $ 140,480              $ (1,401) $ 155,328
Net earnings - 1992  ................                                                     8,878                            8,878
Cash dividends paid  ................                                                    (4,199)                          (4,199)
Exercise of employee stock options  .                    (5)                                                       25         20
Minimum pension liability adjustment.                                     $    (664)                                        (664)
Tax benefits applicable to
  Employee Stock Ownership Plan  ....                   123                                                                  123
Employee Stock Ownership Plan  ......                              1,680                                                   1,680
Purchase of treasury stock  .........                                                                             (38)       (38)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992  .......      26,458     1,654      (10,065)      (664)    145,159                (1,414)   161,128
- ----------------------------------------------------------------------------------------------------------------------------------
Net earnings - 1993  ................                                                    17,508                           17,508
Cash dividends paid  ................                                                    (4,211)                          (4,211)
Exercise of employee stock options  .         162      (898)                                                    5,822      5,086
Minimum pension liability adjustment                                             83                                           83
Tax benefits applicable to
  Employee Stock Ownership Plan  ....                   124                                                                  124
Tax benefits applicable to the exercise
  of employee stock options  ........                 1,240                                                                1,240
Employee Stock Ownership Plan  ......                              1,680                                                   1,680
Purchase of treasury stock  .........                                                                          (4,524)    (4,524)
Foreign currency translation adjustment                                                           $   69                      69
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993  .......      26,620     2,120       (8,385)      (581)    158,456       69         (116)   178,183
- ----------------------------------------------------------------------------------------------------------------------------------
Net earnings - 1994  ................                                                    23,665                           23,665
Cash dividends paid  ................                                                    (4,217)                          (4,217)
Exercise of employee stock options  .          29        63                                                       446        538
Minimum pension liability adjustment                                           (623)                                        (623)
Tax benefits applicable to
  Employee Stock Ownership Plan  ....                   123                                                                  123
Tax benefits applicable to the exercise
  of employee stock options  ........                   249                                                                  249
Employee Stock Ownership Plan  ......                              1,680                                                   1,680
Purchase of treasury stock  .........                                                                          (4,301)    (4,301)
Foreign currency translation adjustment                                                             (208)                   (208)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994  .......   $  26,649  $  2,555    $  (6,705) $  (1,204)  $ 177,904   $ (139)    $ (3,971) $ 195,089
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                     - F6 -


   Standard Motor Products, Inc. and Subsidiaries
   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

   Principles of Consolidation
   The Company is engaged in the manufacture and sale of automotive replacement parts.
        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. As more fully described in Note 2, the Company's investments in unconsolidated affiliates are accounted for on the equity method. All significant intercompany items have been eliminated.

   Reclassifications
   Where appropriate, certain amounts in 1992 and 1993 have been reclassified to conform with the 1994 presentation.

   Cash and Cash Equivalents
   The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   Marketable Securities
   Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior years' financial statements have not been restated to apply the provisions of SFAS No. 115. The adoption of the standard had an immaterial impact on the Company's financial position and results of operations for the year ended December 31, 1994.
        At December 31, 1994, held-to-maturity securities amounted to approximately $10,790,000 and trading securities amounted to approximately $28,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of December 31, 1994, $5,990,000 of the held-to-maturity securities mature within one year and $4,800,000 mature within five to ten years.

        The first-in, first-out method is used in computing realized gains or losses.

   Inventories
   Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market.

   Property, Plant and Equipment
   These assets are recorded at cost and are depreciated over their respective useful lives using the straight-line method of depreciation.

   Revenue Recognition
   The Company recognizes revenues from product sales upon shipment to the customers.

   Net Earnings Per Common and Common Equivalent Share
   Net earnings per common and common equivalent share are calculated using the daily weighted average number of common shares outstanding during each year and if material, the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. Shares held by the ESOP are considered outstanding and are included in the calculation to determine earnings per share.

   Income Taxes
   Deferred income taxes result from temporary differences in methods of recording certain revenues and expenses for financial reporting and income tax purposes (see Note 14).

   Customer Acquisition Costs
   Costs associated with the acquisition of new customer accounts are deferred and amortized over a twelve-month period.

   Foreign Currency Translation
   Assets and liabilities are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded in a separate component of stockholders' equity.

   Concentrations of Credit Risk
   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and does require collateral or other security to support customer receivables where appropriate. Members of one of marketing groups represents the Company's largest group of customers and accounted for 15% of consolidated net sales for the year ended December 31, 1994. No individual member of this marketing group accounted for more than 10% of net sales for the year ended December 31, 1994. For the year ended December 31, 1994 the Company's five largest individual customers, including the members of this marketing group, accounted for 27% of net sales.


2. Acquisitions
   The Company acquired, as of September 1, 1992, 50% ownership in Blue Streak Electronics, Inc. for approximately $360,000. Blue Streak Electronics,
   Inc., located in Concord, Canada, is a remanufacturer of automotive on-board computers, sensors and related parts. The investment is accounted for under the equity method. The accompanying consolidated balance sheets include the investment in subsidiary at December 31, 1994 and 1993 of approximately $1,384,000 and $597,000, respectively in "Other Assets:
   Sundry."
        In April 1993, the Company acquired, for approximately $9,000,000, substantially all of the general service line inventory and certain other related assets of APS, Inc., a national distributor of automotive parts, along with a ten-year agreement to supply this product line to APS, Inc.
   on an exclusive basis. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $16,300,000 in 1994 and $10,900,000 in 1993.

        During 1994 the Company made two additional investments. The investments had no significant effect on the Company's financial position or results of operations.

3. Sale of Accounts Receivables
   On December 20, 1993, the Company entered into a new three-year agreement whereby it can sell up to a $25,000,000 undivided interest in a designated pool of certain eligible accounts receivable. At December 31, 1994 and 1993, net receivables amounting to $25,000,000 had been sold under these
                                   - F7 -
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

   agreements. As collections reduce previously sold undivided fractional interest, new receivables are customarily sold up to the $25,000,000 level. At the expiration of the agreement, the Company and the purchaser share a proportionate risk of loss as the eligible pool of account receivable is liquidated (see Note 13).

4. Inventories
   (In thousands)
                                                     December 31,
                                               --------------------
                                                    1994      1993
   ----------------------------------------------------------------
   Inventories consist of:
    Finished goods                              $114,021  $100,004
    Work in process                               19,336    18,249
    Raw materials                                 52,498    42,015
   ----------------------------------------------------------------
    Total inventory                              185,855   160,268
   ----------------------------------------------------------------

5. Property, Plant and Equipment
   (In thousands)
                                                     December 31,
                                               --------------------
                                                    1994      1993
   ----------------------------------------------------------------
   Property, plant and equipment consist of the following:
    Land and buildings                           $67,819   $67,470
    Machinery and equipment                       65,146    55,341
    Tools, dies and auxiliary equipment            7,244     6,526
    Furniture and fixtures                        15,025    13,756
    Leasehold improvements                         4,641     4,622
    Construction in progress                       7,481     8,147
                                               --------------------
                                                 167,356   155,862
    Less, accumulated depreciation
    and amortization                              63,230    52,858
   ----------------------------------------------------------------
    Total property, plant and
    equipment, net                               104,126   103,004
   ----------------------------------------------------------------

6. Other Assets - Sundry
   (In thousands)
                                                     December 31,
                                               --------------------
                                                    1994      1993
   ----------------------------------------------------------------
   Other assets - sundry consist of the following:
    Deferred new customer acquisition costs      $12,233   $14,742
    Unamortized customer supply agreements         6,908     8,178
    Marketable securities                          4,800     3,000
    Equity in joint ventures                       2,196       792
    Pension assets                                   632       713
    Other                                          2,078     2,480
   ----------------------------------------------------------------
    Total other assets - sundry                  $28,847   $29,905
   ----------------------------------------------------------------
        Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $51,935,000 and $42,823,000 in 1994 and 1993, respectively.

7. Notes Payable - Banks
   The maximum amount of short-term bank borrowings outstanding at any month-end was $38,500,000 in 1994 and $27,700,000 in 1993, and averaged $27,268,000 and
   $16,958,000, respectively. The weighted average short-term interest rate was 4.77% for 1994 and 3.99% for 1993. At December 31, 1994, the Company had unused lines of credit aggregating approximately $98,000,000.

8. Long-Term Debt
   (In thousands)
                                                     December 31,
                                               --------------------
                                                    1994      1993
   ----------------------------------------------------------------
   Long-term debt consists of:
    7.85% senior note payable                    $65,000   $65,000
    10.50%-11.50% senior note payable              4,000     6,000
    9.47% senior note payable                     30,000    30,000
    6.01% senior note payable                     15,000    15,000
    Credit Agreement                               6,714     8,394
    7.35%-12.875% purchase obligations             8,200     9,862
    Floating rate purchase obligation                950     1,100
    9.50% mortgage payable                            50        93
   ----------------------------------------------------------------
                                                 129,914   135,449
    Less current portion                          19,987     4,935
   ----------------------------------------------------------------
    Total noncurrent portion of
    long-term debt                               109,927   130,514
   ----------------------------------------------------------------
        Under the terms of the $65,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 1996.
        Under the terms of the $4,000,000 senior note agreement, the Company is required to repay the remaining loan in two equal annual installments ending in 1996.
        Under the terms of the $30,000,000 senior note agreement, the Company is required to repay the loan in seven varying annual installments beginning in 1998. Subject to certain restrictions, the Company may make prepayments without premium beginning in 1998.
        Under the terms of the $15,000,000 senior note agreement, the Company is required to repay the loan in full in 1995. The Company also entered into an interest rate swap agreement. The swap agreement modifies the interest rate on the $15,000,000 senior note agreement, adjusted favorably or unfavorably for the spread between 5.66% and the 6-month reserve unadjusted London Interbank Offering rate ("LIBOR").
        The Credit Agreement matures in varying annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $6,412,500 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989 (see Note 11).
        The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.
        The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by properties having a net book value of approximately $20,794,000 at December 31, 1994. An optional prepayment of $600,000 was made on July 1, 1994.
                                     - F8 -
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

        The floating rate purchase obligation matures in annual installments through 1999, bears interest at sixty-five percent of prime, and is secured by property having a net book value of approximately $1,334,000 at December 31, 1994.
        The mortgage payable is due in installments through 1995.
        Maturities of long-term debt during the five years ending December 31, 1999 are $19,987,000, $14,262,000, $12,312,000, $16,601,000 and $14,982,000
   respectively.
        Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At December 31, 1994, the Company had unrestricted retained earnings of $12,194,000.

9. Stockholders - Equity
   The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. No such shares are outstanding at December 31, 1994.
        The Company announced on October 18, 1993 that the Board of Directors has authorized the repurchase by the Company of up to 325,000 shares of its common stock to be used to meet present and future requirements of its stock option program. The repurchase program was completed in early March 1994 and 325,000 shares were repurchased at a cost of $7,345,000.
        On April 20, 1994, the Company announced that the Board of Directors has authorized the repurchase by the Company of up to 200,000 shares of its common stock to be used to meet present and future requirements of its stock option program. As of December 31, 1994, 90,300 shares were repurchased at a cost of $1,480,000.

10.Stock Options
   Under the Company's stock option plans, while the holder is an employee of the Company, the options are exercisable in whole or in part anytime during the five years following the date of grant for options granted prior to
   1994. For options granted in 1994, while the holder is an employee of the Company, the options are exercisable in whole or in part anytime during the five years following the date of vesting.
        On May 26, 1994, the shareholders approved an increase of 400,000 shares for issuance under the Company's 1994 Omnibus Stock Option Plan. At
   December 31, 1994, 438,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 288,000 shares were subject to outstanding options.
        The change in outstanding options are as follows:
                                          1994        1993        1992
   Outstanding at beginning..           82,300     437,700     441,600
   Granted  .........................  250,000      32,000      72,000
   Exercised (1994 and 1993 -
   $10.13 to $16.88, 1992 -
   $10.13)                             (35,950)   (378,650)     (2,000)
   Terminated and expired               (8,350)     (8,750)    (73,900)
   --------------------------------------------------------------------
   Outstanding at end                  288,000      82,300     437,700
   --------------------------------------------------------------------
   Vested at end                        38,000      82,300     437,700
   --------------------------------------------------------------------
   Aggregate option price           $4,756,375  $1,337,688  $5,968,938
   --------------------------------------------------------------------
   At a price range per share of:
                           1994                1993                1992
   ---------------------------------------------------------------------------
   Beginning          $10.13 to $18.56    $10.13 to $16.88    $10.13 to $17.56
   End                $12.75 to $18.56    $10.13 to $18.56    $10.13 to $16.88
   ---------------------------------------------------------------------------

11.Employee Benefit Plans
   The Company has a defined benefit pension plan covering substantially all of the unionized employees of the EIS Brake Parts Division. The benefits are based on years of service. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
   (In thousands)
                                                December 31,
                                     ------------------------------
                                          1994      1993      1992
   ----------------------------------------------------------------
   Net periodic pension cost for 1994, 1993
   and 1992 includes the following components:
   Service cost - benefits earned
   during the period..                     250       248       220
   Interest cost on projected benefit
   obligation                              631       613       590
   Actual return on plan assets            (88)     (960)     (724)
   Net amortization and deferral          (521)      391        59
   ----------------------------------------------------------------
   Net periodic pension cost               272       292       145
   ----------------------------------------------------------------
        The following table sets forth the plan's funded status at December 31, 1994 and 1993:
   (In thousands)
                                                     December 31,
                                               --------------------
                                                    1994      1993
   ----------------------------------------------------------------
   Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $(9,706) and $(9,474) in
   1994 and 1993, respectively                  ($10,322) ($10,032)
   ----------------------------------------------------------------
   Projected benefit obligation for
   service rendered to date                     ($10,322) ($10,032)
   Plan assets at fair value (primarily
   debt securities, commercial mortgages
   and listed stocks)                              8,486     8,738
   ----------------------------------------------------------------
   Plan assets (less than) projected
   benefit obligation                             (1,836)   (1,294)
   Unrecognized prior service cost                   460       503
   Unrecognized net loss                           1,343       747
   Unrecognized net obligation being
   recognized over 15 years                          172       198
   Adjustment required to recognize
   minimum liability                              (1,975)   (1,448)
   ----------------------------------------------------------------
   Accrued pension cost included in
   accrued expenses                               (1,836)   (1,294)
   ----------------------------------------------------------------
   Assumptions used in accounting
   for the pension plan are as follows:
                                     ------------------------------
                                          1994      1993      1992
   ----------------------------------------------------------------
   Discount rates                          6.5%      6.5%      6.6%
   Expected long-term rate of return
   on assets                               8.0%      8.0%      8.5%
   ----------------------------------------------------------------
                                  - F9 -
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

        In addition, the Company participates in several multiemployer plans which provide defined benefits to substantially all unionized workers. The Multiemployer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multiemployer plans. The Company has not received information from the plans' administrators to determine its share, if any, of unfunded vested benefits.
        The Company and certain of its subsidiaries also maintain various defined contribution plans, which includes profit sharing, providing retirement benefits for other eligible employees.
        The provisions for retirement expense in connection with the plans are as follows:

                                                         Defined
                               Multi-                  Contribution
                            employer Plans            and Other Plans
   ------------------------------------------------------------------
   Year-end December 31,
        1994                    $379,000                 $5,033,000
        1993                     358,000                  4,760,000
        1992                     498,000                  1,895,000
   ------------------------------------------------------------------
        In January 1989, the Company established an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. The ESOP authorized the Trust to purchase up to 1,000,000 shares of the Company's common stock in the open market. In 1989, the Company entered into an agreement with a bank authorizing the Company to borrow up to $18,000,000 in connection with the ESOP. Under this agreement, the Company borrowed $16,729,000, payable in annual installments through 1998 (see Note
   8), which was loaned on the same terms to the ESOP for the purchase of common stock. During 1989, the ESOP made open market purchases of 1,000,000 shares at an average cost of $16.78 per share. Future company contributions plus dividends earned will be used to service the debt.
        During 1994, 1993 and 1992, 96,800, 100,700 and 101,600 shares were allocated to the employees, leaving 398,800 unallocated shares in the ESOP trust at December 31, 1994.
        Contributions to the ESOP are based on a predetermined formula which is primarily tied into dividends earned by the ESOP and loan repayments. The provision for expense in connection with the ESOP was approximately $1,321,000 in 1994, $1,380,000 in 1993 and $1,387,000 in 1992. The expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $296,000, $305,000 and $313,000 for the years ended December 31, 1994, 1993 and 1992, respectively, from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $645,000, $772,000 and $756,000 for the years ended
   December 31, 1994, 1993 and 1992, respectively.
        At December 31, 1994 and 1993, indebtedness of the ESOP to the Company in the amounts of $6,705,000 and $8,385,000, respectively, are shown as deductions from stockholders' equity in the consolidated balance sheets. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the consolidated balance sheet.
        In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan for key employees of the Company. Under the plan, employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions were not significant in 1994.

12.Postretirement Benefits
   The Company provides certain medical and dental care benefits to eligible retired employees. Approximately 1,900 employees and 200 retirees are eligible under this plan. Salaried employees become eligible for retiree health care benefits after reaching age 65 if they retire at age 65 or older with at least 15 years of continuous service. EIS Brake Parts unionized employees become eligible after reaching age 65 if they retire at age 65 or older with at least 10 years of continuous service. Other unionized employees are covered under union health care plans.
        Generally, the health care plans pay a stated percentage of most health care expenses reduced for any deductible and payments made by government programs and other group coverage. The costs of providing most of these benefits has been shared with retirees since 1991. Retiree annual contributions will increase proportionally if the Company's health care payments increase.
        Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Prior years' financial statements have not been restated to apply the provisions of SFAS No. 106. SFAS No. 106 requires that the expected cost of these postretirement benefits be charged to expense during the years that the employees render services. SFAS No. 106 was adopted using the immediate recognition transition option; the accumulated postretirement benefit obligation of $10,225,000, and related deferred tax benefit of $4,090,000 (net of $6,135,000), has been included in "cumulative effect of changes in accounting for postretirement benefits and income taxes, net" in the 1993 consolidated statement of earnings. This new accounting method has no effect on the Company's cash outlays for retiree benefits. The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.
                                  - F10 -
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

        The components of the net periodic benefit cost, excluding the cumulative effect of this accounting change, for the years ended December 31, 1994 and 1993 are as follows:
   (In thousands)
                                                    1994      1993
   ----------------------------------------------------------------
   Service cost                                     $701      $672
   Interest cost                                     960       800
   ----------------------------------------------------------------
                                                   1,661     1,472
   ----------------------------------------------------------------
        The following table sets forth the amounts included in the accompanying consolidated balance sheets at December 31, 1994 and 1993:
   (In thousands)
                                                    1994      1993
   ----------------------------------------------------------------
   Accumulated Postretirement Benefit Obligation (APBO):
   Retirees                                        4,012     4,015
   Fully eligible active participants              1,011       936
   Other active participants                       7,779     6,501
   ----------------------------------------------------------------
   Total                                          12,802    11,452
   ----------------------------------------------------------------
        For measuring the expected postretirement benefit obligation, a health care cost trend rate of 13 and 14 percent was assumed for 1994 and 1993, respectively, declining 1 percent per year to 7 percent in 2000, then 0.5 percent per year to 6 percent in 2002 and remain at that level thereafter. The weighted-average discount rate used in determining the APBO was 8 percent at January 1, 1994 and 1993.
        The health care cost trend rate has a significant effect on the APBO and net periodic benefit cost. A 1 percent increase in the trend rate for health care costs would increase the APBO by $2,479,000 and service and interest costs by $359,000.

13.Other Income (Expense), Net
   (In thousands)
                                                December 31,
                                     ------------------------------
                                          1994      1993      1992
   ----------------------------------------------------------------
   Other income (expense), net consists of:
   Interest and dividend income         $1,724    $1,648    $1,630
   (Loss) on sale of accounts
   receivables (Note 3)                 (1,107)     (660)     (997)
   Income (loss) from
   Blue Streak Electronics, Inc.           828       352       (97)
   Other - net                            (209)      308       161
   ----------------------------------------------------------------
   Total other income (expense), net    $1,236    $1,648      $697
   ----------------------------------------------------------------

14.Taxes Based on Earnings
   Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.
        Under SFAS No. 109, deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The cumulative catch-up adjustment resulted in a deferred tax benefit of $5,045,000, which has been included in the consolidated statements of earnings as "cumulative effect of changes in accounting for postretirement benefits and income taxes, net."
        Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings before income taxes and cumulative effect of changes in accounting principles follow:
   ----------------------------------------------------------------
                                          1994      1993      1992
   ----------------------------------------------------------------
   U.S. federal income tax rate...        35.0%     35.0%     34.0%
   Increase (decrease) in tax rate
   resulting from:
    State and local income taxes, net
    of federal income tax benefit          5.2       5.5       1.5
    (Tax-exempt income)/
    non-deductible items - net             0.1       0.2       0.2
    Benefits of income subject to taxes
    at lower than the U.S. federal rate   (8.6)     (9.7)    (16.8)
    Other                                  1.4      (0.4)     (1.0)
   ----------------------------------------------------------------
   Effective tax rate                     33.1%     30.6%     17.9%
   ----------------------------------------------------------------
        The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:
   (In thousands)
                                                     December 31,
                                               --------------------
                                                    1994      1993
   ----------------------------------------------------------------
   Deferred tax assets:
    Inventory                                     12,161     9,291
    Allowance for customer returns                 6,075     5,412
    Postretirement benefits                        4,827     4,581
    Allowance for doubtful accounts                1,287     1,348
    Accrued salaries                               1,315     1,424
    Restructuring charges                           --       1,023
    Other                                          1,704       408
   ----------------------------------------------------------------
    Total                                         27,369    23,487
   ----------------------------------------------------------------
   Deferred tax liabilities:
    Depreciation                                  $8,847    $8,093
    Promotional costs                              1,820       728
    Other                                          1,454       831
   ----------------------------------------------------------------
    Total                                         12,121     9,652
   ----------------------------------------------------------------
    Net deferred tax assets                       15,248    13,835
   ----------------------------------------------------------------
        Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
        The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $12,502,000 at the end of 1994, $10,011,000 at the end of 1993 and $7,181,000 at the end of 1992.
        Earnings of a subsidiary operating in Puerto Rico, amounting to approximately $9,482,000 (1993 - $7,285,000; 1992 - $6,941,000), which are not subject to United States income taxes, are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.24 per share in 1994 (1993 - $.19;
   1992 - $.23).
                                - F11 -
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

        Foreign income taxes amounted to approximately $1,097,000, $838,000 and $697,000 for 1994, 1993 and 1992, respectively.

15.Fair Value of Financial Instruments
   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and cash equivalents
   The carrying amount approximates fair value because of the short maturity of those instruments.

   Marketable securities
   The fair values of investments are estimated based on quoted market prices for these or similar instruments.

   Long-term debt
   The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

   Interest rate swap agreements
   The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting dates, taking into account current interest rates.
        The estimated fair values of the Company's financial instruments are as follows:
   (In thousands)
                                      Carrying              Fair
                December 31, 1994      Amount              Value
   ----------------------------------------------------------------
   Cash and cash equivalents            $2,796              $2,796
   Marketable securities                10,818              10,811
   Long-term debt                     (129,914)           (127,077)
   Off-Balance Sheet financial instruments:
   Interest rate swaps:
   In a net payable position              --                  (482)
   ----------------------------------------------------------------
   (In thousands)
                                      Carrying              Fair
            December 31, 1994          Amount               Value
   ----------------------------------------------------------------
   Cash and cash equivalents           $12,346             $12,346
   Marketable securities                 3,011               3,011
   Long-term debt                     (135,449)           (151,587)
   Off-Balance Sheet financial instruments:
   Interest rate swaps:
   In a net receivable position           --                   415
   In a net payable position              --                (1,146)
   ----------------------------------------------------------------

16.Commitments and Contingencies
   Total rent expense for the three years ended December 31, 1994 was as follows:
   (In thousands)
                                                    Real
                                         Total    Estate     Other
   ----------------------------------------------------------------
   1994                                 $5,345   $ 2,223    $3,122
   1993                                  5,544     2,320     3,224
   1992                                  5,931     2,618     3,313

        At December 31, 1994, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2004, under operating leases for real estate, as follows:
   (In thousands)
   1995                                 $2,389
   1996                                  2,093
   1997                                  1,577
   1998                                  1,217
   1999                                  1,175
   Thereafter                            4,643
   ----------------------------------------------------------------
                                       $13,094
   ----------------------------------------------------------------
        At December 31, 1994, the Company had letters of credit outstanding aggregating approximately $1,652,000. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.
        The Company is involved in various litigation matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's financial position and results of operations.

17.Restructuring Charges
   During 1993, the Company recorded a $2,781,000 provision for restructuring charges. Included in the restructuring plan are charges for the expected costs of facility consolidations, asset retirements, employee separations, relocations and related costs. Restructuring plans started in 1993 were completed by the end of 1994.

18.Quarterly Financial Data (Unaudited)
                               Net     Gross      Net       Per
                              Sales    Profit   Earnings   Share
   ----------------------------------------------------------------------
                                 (In thousands, except per share amounts)
   ----------------------------------------------------------------------
   1994 Quarter:
    First                   $147,126   $50,226    $2,745     $0.21
    Second                   187,645    63,989     8,216      0.62
    Third                    168,291    58,825     7,730      0.59
    Fourth                   137,748    52,083     4,974      0.38
   ----------------------------------------------------------------------
        Total                640,810   225,123    23,665     $1.80
   ----------------------------------------------------------------------
   1993 Quarter:
    First                   $127,755   $45,684    $1,763     $0.13
    Second                   161,201    56,760     6,779      0.51
    Third                    161,340    56,786     5,703      0.43
    Fourth                   132,555    50,033     3,263      0.25
   ---------------------------------------------------------------------
        Total                582,851   209,263    17,508     $1.32
   ---------------------------------------------------------------------
        The fourth quarter of 1994 results reflect physical inventory adjustments which had the effect of increasing fourth quarter operating income by approximately $3,245,000 ($1,947,000 net of income taxes).
        The fourth quarter 1993 reflects an improved gross profit percentage, compared to the prior 1993 quarters, primarily due to favorable year-end inventory adjustments.
                                    - F12 -



                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

To the Board of Directors and Stockholders
Standard Motor Products, Inc.


Under date of February 23, 1995, we reported on the consolidated balance sheet of Standard Motor Products, Inc. and subsidiaries as of December
31, 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the year then ended, as contained in the annual report on Form 10-K for the year 1994. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               KPMG Peat Marwick LLP

Short Hills, New Jersey
February 23, 1995





















                                     - 17 -
                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

To the Board of Directors and Stockholders
Standard Motor Products, Inc.


In connection with our audits of the consolidated financial statements of Standard Motor Products, Inc. and subsidiaries for the years ended
December 31, 1993 and 1992, we have also audited the financial statement schedule listed in the accompanying index at Item 14(a)(2) for the years ending December 31, 1993 and 1992. Our audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    David Berdon & Co. LLP
New York, New York                                  Certified Public Accountants
February 25, 1994
























                                     - 18 -

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------
             None.





                                   PART III
                                   --------
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------------------------------------------------------------
            Information relating to Directors and Executive Officers is set forth in the 1995 Annual Proxy Statement.

ITEM 11.    MANAGEMENT REMUNERATION AND TRANSACTIONS
- ----------------------------------------------------
            Information relating to Management Remuneration and Transactions is set forth in the 1995 Annual Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
- -----------------------------------------------------------
            AND MANAGEMENT
            --------------
            Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 1995 Annual Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- ----------------------------------------------------------
            Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 1995 Annual Proxy Statement.

















                                     - 19 -

                                   PART IV
                                   -------
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- -------------------------------------------------------------------
            FORM 8-K
            --------
     14.(a) Document List
            -------------
            (a)(1)     Among the responses to this Item 14(a) are the following
                         financial statements.

                       Report of Independent Certified Public Accountants

                       Financial Statements:

                         Consolidated Balance Sheets -
                            December 31, 1994 and 1993

                         Consolidated Statements of Earnings -
                            Years Ended December 31, 1994, 1993 and 1992

                         Consolidated Statements of Changes in Stockholders'
                            Equity  - Years Ended December 31, 1994, 1993
                            and 1992

                         Consolidated Statements of Cash Flows -
                            Years Ended December 31, 1994, 1993 and 1992

                         Notes to Consolidated Financial Statements

            (a)(2) The following financial schedule for the years 1994, 1993 and 1992 is submitted herewith:

                       Schedule                                           Page
                       --------                                           ----
                       II.      Valuation and Qualifying Accounts          26

                       Selected Quarterly Financial Data, for the Years Ended December 31, 1994 and 1993, are included herein by reference to Part II, Item 8.

                       All other schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.



                                     - 20 -
        (a)(3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K.

                   (A) The following such Exhibits are filed as a separate section of this report.

                        (22) List of Subsidiaries of Standard Motor Products,
                             Inc. is included on Page 27.

                   (B) The following such Exhibits are incorporated herein by reference.

                        (3) By-Laws filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                             Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

                        (4)  Note Purchase Agreement of January 15,
                             1987 between the Registrant and the
                             Travelers Insurance Company, the
                             Great-West Life Assurance Company, the
                             Franklin Life Insurance Company, the
                             Franklin United Life Insurance Company, and the Woodmen Accident and Life Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

                             Letter Agreement of January 25, 1989
                             amending the Note Agreement between the
                             Registrant and the Travelers Insurance
                             Company, the Great-West Life Assurance
                             Company, the Franklin Life Insurance
                             Company, the Franklin United Life Insurance
                             Company, and the Woodmen Accident and
                             Life Company dated January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.



                                 - 21 -
                             Credit Agreement dated March 10, 1989
                             between the Registrant and Chemical Bank filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

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

                             Letter Agreement of September 30, 1990
                             amending the Note Agreement between the
                             Registrant and the Travelers Insurance
                             Company, the Great-West Life Assurance
                             Company, the Franklin Life Insurance
                             Company, the Franklin United Life Insurance
                             Company, and the Woodmen Accident and
                             Life Company dated January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.





                                 - 22 -
                             Letter Agreement of March 4, 1991 amending the Credit Agreement between the Registrant and Chemical Bank dated March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.

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

                             Letter Agreement of February 28, 1992
                             amending the Note Agreement between the
                             Registrant and the Travelers Insurance
                             Company, the Great-West Life Assurance
                             Company, the Franklin Life Insurance
                             Company, the Franklin United Life Insurance
                             Company and the Woodmen Accident and
                             Life Company dated January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.


                             Letter Agreement of July 22, 1992 amending the Note Agreement between the Registrant and the Travelers Insurance Company, the Great-West Life Assurance Company, the Franklin Life Insurance Company, the
                             Franklin United Life Insurance Company, and the Woodmen Accident and Life Company dated January 15, 1987 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

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





                                 - 23 -
                             Note Agreement of November 15, 1992
                             between the Registrant and Kemper
                             Investors Life Insurance Company, Federal
                             Kemper Life Assurance Company,
                             Lumbermens Mutual Casualty Company,
                             Fidelity Life Association, American Motorists Insurance Company, American Manufacturers Mutual Insurance Company, Allstate Life Insurance Company, Teachers Insurance & Annuity Association of America, and Phoenix Home Life Mutual Insurance Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December
                             31, 1992 is incorporated herein by reference.

                             Note Agreement of November 15, 1992
                             between the Registrant and Principal Mutual
                             Life Insurance Company, and Principal
                             National Life Insurance Company filed as an
                             Exhibit of Registrant's Annual Report on
                             Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

                             Letter Agreement dated December 27, 1993 amending the Credit Agreement between the Registrant and Chemical Bank, assigned to NBD Bank, N.A. with amendment dated December 20, 1991, dated March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference.

                        (5)  Employee Stock Ownership Plan and Trust
                             dated January 1, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

                   (C) The following exhibits have been included in the filing made with the SEC and are available upon request.

                        Supplemental Executive Retirement Plan dated
                        August 15, 1994 is included as Exhibit A.





   14(b)    Reports on Form 8-K
            -------------------
            No reports on Form 8-K were required to be filed for the three months ended December 31, 1994.

                                     - 24 -
                                 SIGNATURES
                                 ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STANDARD MOTOR PRODUCTS, INC.
                                         (Registrant)


                                    Lawrence I. Sills
                                    --------------------------------------------
                                    Lawrence I. Sills, President, Director
                                    Chief Operating Officer


                                    Michael J. Bailey
                                    -------------------------------------------
                                    Michael J. Bailey, Vice President Finance,
                                    Chief Financial Officer


                                    James J. Burke
                                    --------------------------------------------
                                    James J. Burke, Corporate Controller

Dated:                              New York, New York
                                    March 31, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

March 31, 1995                      Lawrence I. Sills
- --------------                      --------------------------------------------
    (Dated)                         Lawrence I. Sills, President, Director
                                    Chief Operating Officer


March 31, 1995                      Bernard Fife
- --------------                      --------------------------------------------
    (Dated)                         Bernard Fife
                                    Co-Chairman, Director


March 31, 1995                      Nathaniel L. Sills
- --------------                      --------------------------------------------
    (Dated)                         Nathaniel L. Sills
                                    Co-Chairman, Director

March 31, 1995                      Arlene R. Fife
- --------------                      --------------------------------------------
    (Dated)                         Arlene R. Fife, Director


March 31, 1995                      Ruth F. Sills
- --------------                      --------------------------------------------
    (Dated)                         Ruth F. Sills, Director

                                     - 25 -
[CAPTION]

                                       STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                             Schedule II - Valuation and Qualifying Accounts

                                              Years ended December 31, 1994, 1993 and 1992

                                                                  Additions
                                                       -------------------------------
                                     Balance at        Charged to           Charged to
                                     beginning          costs and              other                                   Balance at
      Description                     of year           expenses             accounts            Deductions            end of year
      -----------                    ----------        ----------           ----------           ----------            -----------
Year ended December 31, 1994:
   Allowance for doubtful accounts   $ 3,468,000        $ 4,234,000         $   254,000          $ 4,409,000           $ 3,547,000
   Allowance for discounts             2,068,000             93,000                 --                   --              2,161,000
                                     -----------        -----------         -----------          -----------           -----------
                                     $ 5,536,000        $ 4,327,000         $   254,000          $ 4,409,000           $ 5,708,000
                                     ===========        ===========         ===========          ===========           ===========

Year ended December 31, 1993:
   Allowance for doubtful accounts   $ 3,460,000        $ 2,112,000         $    86,000          $ 2,190,000           $ 3,468,000
   Allowance for discounts             1,861,000            207,000                 --                   --              2,068,000
                                     -----------        -----------         -----------          -----------
                                     $ 5,321,000        $ 2,319,000         $    86,000          $ 2,190,000           $ 5,536,000
                                     ===========        ===========         ===========          ===========

Year ended December 31, 1992:
   Allowance for doubtful accounts   $ 2,782,000        $ 4,116,000         $   106,000          $ 3,544,000           $ 3,460,000
   Allowance for discounts             1,736,000            189,000                 --                64,000           1,861,000
                                     -----------        -----------         -----------          -----------
                                     $ 4,518,000        $ 4,305,000         $   106,000          $ 3,608,000           $ 5,321,000
                                     ===========        ===========         ===========          ===========



(a) Recoveries of accounts previously written off.
















                                 EXHIBIT 22



                       SUBSIDIARIES OF THE REGISTRANT

                           AS OF FEBRUARY 28, 1995



                                                                    Percent
                                                 State or           of Voting
                                                 Country of         Securities
Name                                             Incorporation       Owned

Blue Streak-Hygrade Motor Products, Ltd.         Canada              100
Marathon Auto Parts and Products, Inc.           New York            100
Motortronics, Inc.                               New York            100
Reno Standard Incorporated                       Nevada              100
Stanric, Inc.                                    Delaware            100
Mardevco Credit Corp. (1)                        New York            100
Standard Motor Products (Hong Kong) Limited      Hong Kong           100
Industrial & Automotive Associates, Inc.         California          100
EIS Brake Manufacturing, Ltd.                    Canada              100


     All of the subsidiaries are included in the consolidated financial statements.




(1) Wholly owned subsidiary of Stanric, Inc.












                                     - 27 -
                               EXHIBIT A




















                          STANDARD MOTOR PRODUCTS, INC.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                         EFFECTIVE AS OF AUGUST 15, 1994

























                         Standard Motor Products, Inc.

                    Supplemental Executive Retirement Plan



Section                                                            PAGE
I.       Establishment and Purpose.................................   1

II.      Definitions...............................................   2

III.     Eligibility and Participation.............................   3

IV.      Deferred Compensation Amounts.............................   5

V.       Time of Payment and Manner of Payments....................   6

VI.      Deferred Compensation Account.............................   8

VII.     Change of Control.........................................  10

VIII.    Administration............................................  11

IX.      Miscellaneous.............................................  12

Appendix Schedule of Participants

























                                    Section I

                           Establishment and Purpose

           1.01   Establishment  Standard Motor Products, Inc. (hereinafter
                  -------------

referred to as the "Company") hereby establishes, effective as of August 15,

1994, an unfunded supplemental deferred compensation plan for a select group of management or highly compensated employees as described herein, which shall be known as the "STANDARD MOTOR PRODUCTS, INC. SUPPLEMENTAL EXECUTIVE RETIREMENT

PLAN" (hereinafter referred to as the "Plan").

           1.02   Purpose      The purpose of this Plan is to enable the Company
                  -------
to supplement the benefits under the Standard Motor Products, Inc. Capital

Accumulation Plan which will be reduced because of the new compensation limitation under Section 401(a)(17) of the Internal Revenue Code of 1986, as

amended, to certain key executive employees of the Company as well as to provide a means whereby certain amounts payable by the Company to key executive employees may be deferred to some future period, and to attract and retain key executive employees of outstanding competence.





















                               - 1 -
                                  Section II

                                  Definitions

                    The following words and phrases shall have the following

meanings, unless a different meaning is plainly required by the context.  Any masculine terminology used in the Plan shall also include the feminine gender and the definition of any terms in the singular shall also include the plural.

                  "Account" or "Deferred Compensation Account" means the

deferred compensation account established for a Participant pursuant to Section

 VI.

                  "Beneficiary" means any person or entity validly designated by the Participant in accordance with Section III to receive the benefits, if any,

payable under the Plan to such Participant.

                  "Board" means the Board of Directors of the Company.

                  2.04  "Committee" means the Compensation Committee of the

 Board.

                  "Company" means Standard Motor Products, Inc., or any successor thereto.

                  "Company Contribution" means the amount, if any, contributed by the Company to the Plan on behalf of the Participant.  For any Plan Year, the decision to make Company Contributions shall be made in the sole discretion of the Company.

                  "Disability" means a physical or mental disability which is determined by a physician acceptable to the Committee to have rendered the

Participant incapable of continuing in the regular active employment of the

Company for at least six months.

                  "Early Retirement" means the date on which a Participant

attains his early retirement date as defined in accordance with the Standard

Motor Products, Inc. Capital Accumulation Plan.



                               - 2 -
                  "Effective Date" means August 15, 1994.

                  "Eligible Employee" means any employee designated by the Committee who satisfies the requirements of Section III.

                  "Normal Retirement Date" means the date the Participant

attains sixty-five (65) years of age.

                  "Participant" means an Eligible Employee of the Company who is selected to participate in the Plan in the manner described in Section III.

                  "Plan" means the Standard Motor Products, Inc. Supplemental

Executive Retirement Plan as set forth herein and, as the same may be amended from time to time.

                  "Plan Year" means the calendar year.

                  "Total Compensation" means base wages and any bonuses payable in cash to the Participant as reflected on the Participant's Form W-2 during a

Plan Year, excluding any compensation from the exercise of stock options.

                  "Trust" means the Standard Motor Products, Inc. Supplemental

Executive Retirement Plan Trust or any other trust established by agreement between the Company and the Trustee in connection with the Plan under which Plan assets are held and invested and from which benefits under the Plan are paid.

                  "Trustee" means the corporation, or other entity acting as trustee of the Trust at any time of reference.

                  "Year of Service" means a one year period of employment with the Company in which the Participant completes at least 1,000 hours.

                  "Valuation Date" means each business day of the Plan year.





                               - 3 -
                                Section III

                       Eligibility and Participation

           3.01   Eligibility
                  -----------

                  (a) All officers of the Company and other key executives shall be Eligible Employees and the Committee may select from time to time the other key executive employees who shall be eligible to participate under the Plan.

                  (b) In order for an Eligible Employee to participate in the

Plan, he must file with the Committee, before the beginning of the applicable

Plan Year, an election on the form attached hereto as Exhibit A.

  Notwithstanding the above, for the first Plan Year, a Participant shall be permitted to elect to defer his Compensation within (30) thirty days from the

Effective Date of the Plan.

                  (c) Participation in the Plan shall continue until the balance credited to the Participant's Account has been paid in full.

            3.02  Beneficiary Designation  The Participant shall submit to the
                  -----------------------

Company upon enrollment in the Plan or at such time as the Committee requests and on the form attached hereto as Exhibit B, a written designation of a primary beneficiary to whom payment of his Deferred Compensation Account under the Plan shall be made in the event of his death.  Each beneficiary designation shall become effective only when received by the Committee.













                               - 4 -
                                 Section IV

                       Deferred Compensation Amounts

            4.01  Employee Salary Deferrals.  An Eligible Employee may
                  --------------------------

irrevocably elect on an election form attached hereto as Exhibit B, to defer receipt of (a) all or a portion of his bonus for the year or (b) his

Compensation which would otherwise be payable for the applicable Plan Year up to a maximum of 50%.  The deferred amount may be expressed as a dollar amount, or a percentage of such bonus or Compensation payable during the Plan year.

            4.02  Company Contributions.  Notwithstanding Section 4.01, the
                  ----------------------

Company may contribute to the Trust for each Plan Year and on behalf of each

Participant, a Company Contribution in such amount as may be determined by the

Committee in its sole discretion.

            4.03  Deferral Period  At the time the Participant makes a deferral
                  ---------------

election pursuant to Section 4.01, he shall specify the date on which payments of the balance credited to his Account shall be made in accordance with Section

V.

            4.04  Vesting
                  -------

                  (a) All employee salary deferrals made by a Participant and credited to his Deferred Compensation Account shall be nonforfeitable at all times.

                  (b) All Company Contributions made on behalf of a Participant and credited to his Deferred Compensation Account shall be fully vested provided that the Employee has completed (3) three consecutive Years of Service with the

Company.  Notwithstanding the preceding sentence, the Committee may in its discretion accelerate the vesting of any Company Contributions made on behalf of a Participant who terminates employment before the completion of the three year period.







                               - 5 -
                                Section V

                  Time of Payment and Manner of Payments

            5.01  Time of Payment.  Deferrals under the Plan will be made until
                  ----------------

the earliest to occur of:

                  (a) death,

                  (b) disability,

                  (c) early retirement or normal retirement date, or

                  (d) other termination of employment

                  Manner of Payment Election.  A Participant may irrevocably elect the manner in which amounts deferred under the Plan and Company

Contributions made under the Plan will be paid.  Any such election must be made at the Participant's initial enrollment in the Plan.  The Participant may select either a single lump sum payment or periodic payments over a period not to exceed 10 years, payable in installments of equal or varying percentages of the balance of his bookkeeping account under the Trust or such other method as approved by the Committee.  Notwithstanding the above and subject to the approval of the Committee, the Participant may change the method of payment by filing an election with the Committee on the form attached hereto as Exhibit A approved by it prior to the beginning of the year preceding the year in which payment of the Participant's Account with respect to such election is to be made or commenced.  Distribution of the Participant's Deferred Compensation

Account shall commence as soon as practicable following the Participant's termination of employment.









                               - 6 -
            5.03  Death Benefit.
                  --------------

                  (a) In the event of the Participant's death while in the

employment of the Company and prior to the commencement of his Deferred

Compensation Account, the Company shall pay the amount of the Participant's

Deferred Compensation Account in a lump sum payment as of the date of death to the Participant's designated Beneficiary in accordance with the such designation received by the Committee.

                  (b) In the event of the Participant's death after the

commencement of his Deferred Compensation Account, but prior to the completion of all such payments due and owing hereunder, the Company shall continue to make such payments, in equal annual installments over the remainder of the period that would have been applicable to the Participant had he survived.  Such continuing payments shall be made to the Participant's designated

Beneficiary, in accordance with the last such designation received by the

Committee from the Participant prior to his death.

























                               - 7 -
                              Section VI

                    Deferred Compensation Account

            6.01  Participant Accounts.  The Committee shall cause the

Trustee to maintain a bookkeeping account to be kept in the name of each

Participant which shall reflect the value of the deferrals made by a Participant and the Company Contributions, if any, made by the Company, on the

Participant's behalf.  The Participant's Account shall be credited as of the date the amounts deferred otherwise would have become due or payable,

and with respect to Company Contributions at times as the Committee shall direct.

             6.02 Investment of Accounts.  In accordance with the terms of the
                  -----------------------

Trust, the value of funds credited to the Participant's bookkeeping account may be kept in cash or invested and reinvested in mutual funds, stocks, bonds,

securities or any other investment funds as may be selected by the Committee in its discretion and reflected in Investment Guidelines which may be furnished to the Trustee from time to time.  In providing such

Investment Guidelines to the Trustee, the Committee may consult Participants with regard to investment decisions, engage investment counsel and, if it so desires, may delegate to such counsel full or limited authority to select the investment vehicles described in the Investment Guidelines in which the accounts are deemed to be invested.  As of each Valuation Date, the bookkeeping account of each Participant shall be credited with a gain or loss equal to the adjustment which would be made if assets equal to the bookkeeping account had been invested in accordance with such Investment Guidelines.











                               - 8 -
            6.03  Assumption of Risk.  The Participant agrees on behalf of
                  -------------------

himself and his designated beneficiary to assume all risk in connection with any decrease in value of the funds which are deemed to be invested or which continue to be invested in accordance with the provisions of this Plan.  Funds invested or deemed invested under this Plan shall continue for all purposes to be part of the general assets of the Company, and no person, other than the Company shall,

by virtue of the provisions of this Plan, have any interest in such funds.

            6.04  Charges Against Accounts.  There shall be charged against each
                  -------------------------

Participant's bookkeeping account any payments made to the Participant or his beneficiary in accordance with Plan Article V.

































                               - 9 -
                               Section VII

                            Change of Control

            7.01  Effect of Change of Control.  In the event of a Change of

Control, as defined in Section 13(d) of the Trust, the Company shall, as soon as possible, but in no event longer than 60 days following the Change of Control,

make an irrevocable contribution to the Trust in the amount that is sufficient to pay each Plan Participant or beneficiary the benefits to which Plan

Participants or their beneficiaries would be entitled pursuant to the terms of the Plan as of the date on which the Change of Control occurred.  Upon a Change of Control each Participant's Deferred Compensation Account shall be fully vested.

































                               - 10 -
                                Section VIII

                               Administration

            8.01  Authority.  The Plan shall be administered by the Compensation
                  ----------

Committee thereof appointed by the Board, which shall have full power and authority to administer and interpret the Plan.

            8.02  Liability.  No member of the Board or management of the
                  ----------

Company shall be liable to any persons for any actions taken under the Plan.

            8.03  Procedures.  The Board may from time to time adopt such
                  -----------

procedures as it deems appropriate to assist in the administration of the Plan.

































                               - 11 -
                                Section IX

                               Miscellaneous

            9.01  Claim for Benefits.  No employee or other person shall have
                  -------------------

any claim or right to payment of any amount hereunder until payment has been authorized and directed by the Board.

            9.02  Not an Employment Contract.  This Plan is not and shall not be
                  ---------------------------

deemed to constitute a contract of employment between the Company and any employee or other person, nor shall anything herein contained be deemed to give any employee or other person any right to be retained in the Company's employ or in any way limit or restrict the Company's right or power to discharge any employee or other person at any time and to treat him without regard to the effect which such treatment might have upon him as a Participant in the Plan.

Each Participant, Beneficiary and any other person or persons having or claiming a right to payments thereunder shall rely solely on the unsecured promise of the Company, and nothing herein shall be construed to give a

Participant, Beneficiary or any other person or persons any right, title,

interest or claim in or to any specific asset, fund, reserve, account or property of any kind whatsoever owned by the Company or in which it may have any right, title or interest now or in the future.

            9.03  Nontransferability.  A Participant's rights and interest under
                  -------------------

the Plan, including amounts payable, may not be assigned, pledged or transferred except, in the event of a Participant's death, to his Beneficiary.

            9.04  Tax Withholding.  The Company shall withhold the amount of any
                  ----------------

federal, state or local income tax or other tax required to be withheld by the

Company under applicable law with respect to any amount payable under the Plan.





                               - 12 -
            9.05  Expenses.  All expenses of administering the Plan shall be
                  ---------

borne by the Company.

            9.06  Governing Law.  The Plan shall be construed in accordance with
                  --------------

and governed by the laws of the State of New York.

            9.07  Amendment and Termination.  The Board, in its discretion, may
                  --------------------------

amend or terminate the Plan at any time.  Notice of any amendment or termination shall be promptly communicated to Participants.




































                               - 13 -