Form 10-Q
period 1995-03-31
STANDARD MOTOR PRODUCTS INC
filed 1995-05-08
CIK 93389

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended March 31, 1995
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                 --------

                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- ----------------------------------                       -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- -----------------------------------------------          -----------------------
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



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
- ------------------       -------------------        ----------------------------
March 31, 1995               Common Stock               13,122,826
- ------------------       -------------------        ----------------------------








            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                          MARCH 31, 1995



                    PART 1 - FINANCIAL INFORMATION
                    ------------------------------

Item 1                                                              Page No.
- ------                                                              --------

CONSOLIDATED BALANCE SHEETS
March 31, 1995 and December 31, 1994                                  2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month periods ended                     4
March 31, 1995 and 1994

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three-Month
periods ended March 31, 1995 and 1994                                   5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 8

Item 2
- ------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       9
CONDITION AND RESULTS OF OPERATIONS



                     PART II - OTHER INFORMATION
                     ---------------------------

Item 6
- ------
Exhibits and Reports on Form 8K                                        10

Signature                                                              10

[CAPTION]

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                    ASSETS
                                    ------

                                                                   March 31,             December 31,
                                                                        1995                  1994
                                                                   -----------           ------------
                                                                   (Unaudited)


Current assets:
  Cash and cash equivalents                                      $     5,851              $     2,796
  Marketable securities (Note 2)                                       6,295                    6,018
  Accounts and notes receivable, net of
    allowance for doubtful accounts and
    discounts of $7,111 (1994 - $5,708)                              131,419                  109,966
  Inventories (Note 3)                                               199,759                  185,855
  Prepaid taxes based on earnings
  Deferred income taxes                                               20,111                   20,111
  Prepaid expenses and other current assets                            5,685                    4,131
                                                                 ------------             ------------
                 Total current assets                                369,120                  328,877

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                                  103,773                  104,126


Other assets:
  Other assets (Note 9)                                               32,651                   29,348
                                                                 -----------              -----------
                 Total assets                                    $   505,544              $   462,351
                                                                 -----------              -----------
                                                                 -----------              -----------

[CAPTION]


                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except for shares and per share data)



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
                                                                     March 31,             December 31,
                                                                          1995                    1994
                                                                   -----------             ------------
                                                                   (Unaudited)
Current liabilities:
  Notes payable - banks                                          $    60,300              $     6,600
  Current portion of long-term debt (Note 7)                          19,975                   19,987
  Accounts payable                                                    35,812                   40,517
  Sundry payables and accrued expenses                                58,365                   62,066
  Payroll and commissions                                              7,340                   10,500
                                                                 -----------              -----------
                 Total current liabilities                           181,792                  139,670

Long-term debt (Note 7)                                              106,080                  109,927

Deferred income taxes                                                  4,863                    4,863

Postretirement benefits other than pensions                           13,156                   12,802
                                                                 -----------              -----------
                 Total liabilities                                   305,891                  267,262

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6, 7 and 8):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1995
      and 1994
    (including 201,650 and 203,650 shares held as                     26,649                   26,649
     treasury shares in 1994 and 1993, respectively)
  Capital in excess of par value                                       2,542                    2,555
  Loan to Employee Stock Ownership Plan (ESOP)                        (5,025)                  (6,705)
  Minimum pension liability adjustment                                (1,204)                  (1,204)
  Retained earnings                                                  180,748                  177,904
  Foreign currency translation adjustment                               (125)                    (139)

                                                                 -----------              -----------
                                                                     203,585                  199,060

Less: treasury stock-at cost                                           3,932                    3,971
                                                                 -----------              -----------
                 Total stockholders' equity                          199,653                  195,089
                                                                 -----------              -----------
                 Total liabilities and stockholders' equit       $   505,544              $   462,351
                                                                 -----------              -----------
                                                                 -----------              -----------

[CAPTION]



                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
        (Dollars in thousands, except for shares and per share data)
                              (Unaudited)


                                                                          For the Three Months Ended
                                                                                     March 31,
                                                                        ------------------------------
                                                                                1995              1994
                                                                                ----              ----
Net sales                                                               $    159,720     $     147,126

Cost of sales                                                                105,521            96,900
                                                                        ------------     -------------
     Gross profit                                                             54,199            50,226

Selling, general and
     administrative expenses                                                  46,085            43,651
                                                                        ------------     -------------
     Operating Income                                                          8,114             6,575

Other income (expense) - net                                                     378               228
                                                                        ------------     -------------
                                                                               8,492             6,803

Interest expense                                                               3,158             2,888
                                                                        ------------     -------------
Earnings before taxes                                                          5,334             3,915

Taxes based on earnings (Note 5)                                               1,440             1,170
                                                                        ------------     -------------
Net earnings                                                            $      3,894     $       2,745

Retained earnings
     at beginning of period                                                  177,904           158,456
                                                                        ------------     -------------
                                                                             181,798           161,201

Less: cash dividends for period                                                1,050             1,066
                                                                        ------------     -------------
Retained earnings at end of period                                      $    180,748     $     160,135
                                                                        ------------     -------------
                                                                        ------------     -------------
Per share data:
- ---------------
Net earnings per share                                                         $ .30             $ .21
                                                                               -----             -----
                                                                               -----             -----

Dividends per common share                                                      $.08              $.08
                                                                               -----              ----
Weighted average number of common
     shares outstanding                                                   13,122,648        13,271,090
                                                                          ----------        ----------





                                               -4-
[CAPTION]



                    STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                      (Unaudited)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                              ------------------------------------
                                                                     1995                    1994
                                                              ------------            ------------
Cash flows from operating activities:
 Net Earnings                                                 $     3,894             $     2,745

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                   3,187                   2,815
    (Gain) loss on sale of property,plant & equipment                 (11)                     25
     Proceeds from sales of trading securities                        431
     Purchases of trading securities                                 (595)

   Change in assets and liabilities:
     (Increase) in accounts receivable, net                       (21,431)                (20,978)
     (Increase) in inventories                                    (13,883)                 (1,600)
     (Increase) decrease in other assets                           (3,300)                  5,462
     (Decrease) in accounts payable                                (4,709)                 (4,584)
     (Decrease) in other current assets and liabilities            (4,741)                 (5,237)
     (Decrease) in sundry payables and accrued expenses            (3,351)                   (758)
                                                              ------------            ------------
    Net cash (used in) operating activites                        (44,509)                (22,110)

Cash flows from investing activities:
 Purchases of held-to-maturity securities                            (106)
 Proceeds from sales of marketable securities                                                 402
 Purchases of marketable securities                                                        (6,506)
 Capital expenditures                                              (2,825)                 (2,068)
                                                              ------------            ------------
     Net cash (used in) investing activities                       (2,931)                 (8,172)

Cash flows from financing activities:
 Net borrowings under line-of-credit agreements                    53,700                  31,400
 Principal payments of long-term debt                              (3,859)                 (3,854)
 Reduction of loan to ESOP                                          1,680                   1,680
 Proceeds from exercise of employee stock options                      26                     303
 Purchase of treasury stock                                                                (2,475)
 Dividends paid                                                    (1,050)                 (1,066)
                                                              ------------            ------------
  Net cash provided by financing activities                        50,497                  25,988
                                                              ------------            ------------
Effect of exchange rate changes on cash                                (2)                    (24)
                                                              ------------            ------------
Net increase (decrease) in cash                                     3,055                  (4,318)

Cash and cash equivalents at beginning of the period                2,796                  12,346
                                                              ------------            ------------
Cash and cash equivalents at end of the period                $     5,851             $     8,028
                                                              ------------            ------------
                                                              ------------            ------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                    $       943             $       895
  Income taxes                                                      3,097                   4,999


                                          -5-

           STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1994.

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

Where appropriate, certain amounts in 1994 have been reclassified to conform with the 1995 presentation.

Note 2

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Prior years' financial statements have not been restated to apply the provisions of SFAS No.115. The adoption of the standard had an immaterial impact on the Company's financial position and results of operations for the quarter ended March 31, 1995.

At March 31, 1995, held-to-maturity securities amounted to approximately $10,896,000 and trading securities amounted to approximately $199,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of March 31, 1995, $6,096,000 of the held-to-maturity securities mature within one year and $4,800,000 mature within five to ten years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
                            Inventories
                            -----------
                      (Dollars in thousands)

                                              March 31,          December 31,
                                                   1995                  1994
                                           -------------        --------------
                                            (Unaudited)

Finished goods                             $    123,917         $     114,021
Work in process                                  17,477                19,336
Raw materials                                    58,365                52,498
                                           -------------        --------------
      Total inventories                    $    199,759         $     185,855
                                           -------------        --------------
                                           -------------        --------------

Note 4
                  Property, Plant and Equipment
                  -----------------------------
                      (Dollars in thousands)
                                              March 31,          December 31,
                                                   1995                  1994
                                            ------------         -------------
                                            (Unaudited)

Land and buildings                         $     67,849         $      67,819
Machinery and equipment                          65,259                65,146
Tools, dies and auxiliary equipment               7,263                 7,244
Furniture and fixtures                           15,051                15,025
Leasehold improvements                            4,669                 4,641
Construction in progress                         10,098                 7,481
                                           -------------        --------------
                                                170,189               167,356

Less accumulated depreciation                    66,416                63,230
                                           -------------        --------------
  Total property, plant and equipment - net$    103,773         $     104,126
                                           -------------        --------------
                                           -------------        --------------

                                         - 6 -

           STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $3,123,000 and $2,134,000 for the three months ended March 31, 1995 and 1994, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

Note 6

At March 31, 1995, 436,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 286,000 shares were subject to outstanding options. 201,650 shares held in treasury will be used to meet requirements for the Company's stock option program.

36,000 outstanding options were vested at March 31, 1995. 62,500 of the unvested outstanding options will become vested each May 2 beginning May 2, 1995.

Note 7

                            Long-Term Debt
                            --------------
                         (Dollars in thousands)

                                              March 31,          December 31,
                                                   1995                  1994
                                           -------------        --------------
                                            (Unaudited)

Long-term debt consists of:

7.85% senior note payable                  $     65,000         $      65,000
10.25% - 10.50% senior note payable               2,000                 4,000
9.47% senior note payable                        30,000                30,000
6.01% senior note payable                        15,000                15,000
Credit Agreement                                  5,034                 6,714
7.50% - 10.50% purchase obligations               8,034                 8,200
Floating rate purchase obligation                   950                   950
9.50% mortgage payable                               37                    50
                                           -------------        --------------
                                                126,055               129,914
Less current portion                             19,975                19,987
                                           -------------        --------------
Total noncurrent portion of
long-term debt                             $    106,080         $     109,927
                                           -------------        --------------
                                           -------------        --------------

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

                            - 7 -
          STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 (Continued)

The Credit Agreement matures in varying annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $6,075,000 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989.

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

Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At March 31, 1995, the Company had unrestricted retained earnings of $13,130,000.

Note 8

In February 1995 the Company acquired, for approximately $3,900,000, the assets and certain liabilities of PIK-A-NUT Corporation. Located in Huntington, Indiana, PIK-A-NUT Corporation distributes a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket. This acquisition will expand the capability of Standard's Champ Service Line Division to supply a full line of service products to the automotive aftermarket. The acquisition had an immaterial effect on consolidated net earnings for the three months ended March 31, 1995.

Note 9

Other assets consist of unamortized customer supply agreements, long-term investments, pension assets, equity in joint ventures, deferred charges, security deposits and receivables due after one year.




                                       - 8 -
            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
As of March 31, 1995, the Company was in a liquid position with stockholders' equity of $199,653,000 and working capital of $187,328,000. The Company expects capital expenditures to be approximately $15,000,000 for new machinery and equipment for the remainder of 1995. At March 31, 1995, the Company had unused lines of credit aggregating approximately $45,000,000 which will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds will continue to be adequate to meet its needs.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive component businesses. If such an acquisition is made, additional sources of capital could be required. It presently is anticipated that any such acquisition could be funded in the short term by presently available lines of credit with new long term financing to follow.

INTERIM RESULTS OF OPERATIONS
- -----------------------------
Comparison of the three months ended March 31, 1995 to the three months
- -----------------------------------------------------------------------
ended March 31, 1994.
- ---------------------
Net sales for the current quarter increased $12,594,000 or 8.6% from the comparable quarter in 1994. Despite the unusually warm winter, all divisions experienced sales growth of 5% or more for the quarter. This was primarily attributable to strong pre-season orders of temperature control products and opening orders shipped to the retail and Canadian markets.

The gross margin percentage for the first quarter of 1995 of 33.9% was slightly below the 34.1% during the comparable quarter in 1994. This slight increase in cost of goods sold as a percentage of net sales reflects the Company's continued expansion into non-traditional markets, which generally have lower gross margins, but require less selling, general and administrative support expense.
A lower recovery rate on returned goods and stocklift merchandise also impacted gross margins for the quarter. Partially offsetting these factors was the Company's continuing cost reduction programs.

Selling, general and administrative (S.G. & A.) expenses increased by $2,434,000 over the comparable period in 1994. This increase was primarily due to higher variable distribution expenses, marketing cooperative programs and commission fees due to increased sales, partially offset by lower new customer acquisition costs and the Company's continuing cost reduction programs. As a percentage of net sales, S.G.& A. expenses declined to 28.9% in 1995 compared to 29.7% in 1994. This percentage decrease was due in part to the continued expansion into non-traditional markets which require less selling, general and administrative support expense.

Other income - net increased by $150,000 primarily due to higher earnings at Blue Streak Electronics, Inc., the Canadian joint venture, and a higher rate of return on investments, partially offset by an increase in the loss on sale of accounts receivable.

Interest expense increased by $270,000 due primarily to a higher average effective borrowing rate on total borrowings and higher average borrowings.

Taxes based on earnings increased by $270,000 due to higher earnings partially offset by a lower effective tax rate of 27% in 1995 as compared to 29.9% in 1994. The lower effective tax rate in 1995 was primarily due to the higher relative benefits from the Company's Puerto Rican subsidiary.

                               - 9 -

                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

There were no reports on Form 8-K filed for this quarter.

















                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------
                                                          (Registrant)






May 8, 1995                                  Michael J. Bailey
- -----------                                  -----------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer













                               - 10 -