Form 10-Q
period 1995-06-30
STANDARD MOTOR PRODUCTS INC
filed 1995-08-14
CIK 93389

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



[ ]  For the Quarterly Period Ended June 30, 1995
                                    -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                  ------

                           Standard Motor Products, Inc.
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
------------------------------------                     -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
--------------------------------------------             -----------------------
  (Address of principal executive offices)                      (Zip Code)



                                 (718) 392-0200
--------------------------------------------------------------------------------
                     (Registrant's telephone number, including area code)



                                     None
--------------------------------------------------------------------------------
                     (Former name, former address and former fiscal year,
                                if changed since last report.)



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



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
-----------------          ------------------       ----------------------------
June 30, 1995                Common Stock               13,127,826
-----------------          ------------------       ----------------------------








            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                          JUNE 30, 1995



                    PART 1 - FINANCIAL INFORMATION
                    ------------------------------

Item 1                                                              Page No.
------                                                              --------

CONSOLIDATED BALANCE SHEETS
June 30, 1995 and December 31, 1994                                   2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and                               4
Six-Month periods ended June 30, 1995 and 1994

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six-Month
periods ended June 30, 1995 and 1994                                    5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 8

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    9 & 10
CONDITION AND RESULTS OF OPERATIONS



                     PART II - OTHER INFORMATION
                     ---------------------------
Item 4
------

Submission of matters to a vote of Security Holders                    11

Item 6
------

Exhibits and Reports on Form 8K                                        11

Signature                                                              12


















                               - 1 -
[CAPTION]

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS
                                     ------

                                                             June 30,        December 31,
                                                               1995                 1994
                                                          -----------        ------------
                                                          (Unaudited)


Current assets:
  Cash and cash equivalents                             $     8,169        $       2,796
  Marketable securities (Note 2)                              7,987                6,018
  Accounts and notes receivable, net of
    allowance for doubtful accounts and
    discounts of $8,753 (1994 - $5,708)                     167,828              109,966
  Inventories (Note 3)                                      203,167              185,855
  Deferred income taxes                                      20,111               20,111
  Prepaid expenses and other current assets                   7,114                4,131
                                                        ------------       --------------
                 Total current assets                       414,376              328,877

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                         106,746              104,126


Other assets (Note 9)                                        35,071               29,348
                                                        ------------       --------------
                 Total assets                           $   556,193        $     462,351
                                                        ------------       --------------
                                                        ------------       --------------











See accompanying notes to consolidated financial statements.



                                             -2-
[CAPTION]

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            June 30,         December 31,
                                                               1995                 1994
                                                        -----------        --------------
                                                        (Unaudited)
Current liabilities:
  Notes payable - banks                                 $    90,200        $       6,600
  Current portion of long-term debt (Note 7)                 19,972               19,987
  Accounts payable                                           37,331               40,517
  Sundry payables and accrued expenses                       69,694               62,066
  Payroll and commissions                                     7,730               10,500
                                                        ------------       --------------
           Total current liabilities                        224,927              139,670

Long-term debt (Note 7)                                     105,734              109,927

Deferred income taxes                                         4,865                4,863

Postretirement benefits other than pensions                  13,510               12,802
                                                        ------------       --------------
           Total liabilities                                349,036              267,262

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1995 and 1994
    (including 196,650 and 203,650 shares held as            26,649               26,649
     treasury shares in 1995 and 1994, respectively)
  Capital in excess of par value                              2,526                2,555
  Loan to Employee Stock Ownership Plan (ESOP)               (5,025)              (6,705)
  Minimum pension liability adjustment                       (1,204)              (1,204)
  Retained earnings                                         188,000              177,904
  Foreign currency translation adjustment                        46                 (139)
                                                        ------------       --------------
                                                            210,992              199,060

Less: treasury stock-at cost                                  3,835                3,971
                                                        ------------       --------------
           Total stockholders' equity                       207,157              195,089
                                                        ------------       --------------
           Total liabilities and stockholders' equity   $   556,193        $     462,351
                                                        ------------       --------------
                                                        ------------       --------------

See accompanying notes to consolidated financial statements.

                                             -3-

[CAPTION]

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                  (Unaudited)

                                    For the Three Months Ended             For the Six Months Ended
                                               June 30,                               June 30,
                                    ----------------------------           ----------------------------
                                          1995              1994                 1995              1994
                                          ----              ----                 ----              ----
Net sales                         $    184,040     $     187,645         $    343,760     $     334,771

Cost of sales                          123,272           123,656              228,793           220,556
                                  -------------    --------------        -------------    --------------
     Gross profit                       60,768            63,989              114,967           114,215

Selling, general and
     administrative expenses            46,676            49,105               92,761            92,756
                                  -------------    --------------        -------------    --------------
     Operating Income                   14,092            14,884               22,206            21,459

Other income (expense) - net               725                49                1,103               277
                                  -------------    --------------        -------------    --------------
                                        14,817            14,933               23,309            21,736

Interest expense                         3,864             3,212                7,022             6,100
                                  -------------    --------------        -------------    --------------
Earnings before taxes                   10,953            11,721               16,287            15,636

Taxes based on earnings (Note 5)         2,652             3,505                4,092             4,675
                                  -------------    --------------        -------------    --------------
Net earnings                      $      8,301     $       8,216         $     12,195     $      10,961

Retained earnings
     at beginning of period            180,748           160,135              177,904           158,456
                                  -------------    --------------        -------------    --------------
                                       189,049           168,351              190,099           169,417

Less: cash dividends for period          1,049             1,052                2,099             2,118
                                  -------------    --------------        -------------    --------------
Retained earnings at end of period$    188,000     $     167,299         $    188,000     $     167,299
                                  -------------    --------------        -------------    --------------
                                  -------------    --------------        -------------    --------------

Per share data:
---------------
Net earnings per share                    $.63              $.62                 $.93              $.83
                                          ----              ----                 ----              ----

Dividends per common share                $.08              $.08                 $.16              $.16
                                          ----              ----                 ----              ----

Weighted average number of common
     shares outstanding             13,125,189        13,156,433           13,123,925        13,219,584
                                    ----------        ----------           ----------        ----------



See accompanying notes to consolidated financial statements.


                                                -4-
[CAPTION]

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                                         For the Six Months Ended
                                                                  June 30,
                                                         -------------------------
                                                             1995            1994
                                                         ---------         -------
Cash flows from operating activities:
 Net Earnings                                             $ 12,195        $ 10,961

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                            6,359           5,623
    (Gain) loss on sale of property,plant & equipment          (63)            112
     Proceeds from sales of trading securities               2,299
     Purchases of trading securities                        (3,850)

   Change in assets and liabilities:
     (Increase) in accounts receivable, net                (57,720)        (52,231)
     (Increase) decrease in inventories                    (17,116)            949
     (Increase) decrease in other assets                    (5,657)          4,030
     (Decrease) in accounts payable                         (3,196)           (681)
     (Decrease) in other current assets and liabilities     (6,133)         (2,038)
      Increase in sundry payables and accrued expenses       8,284          13,523
                                                         ----------        --------
    Net cash (used in) operating activites                 (64,598)        (19,752)

Cash flows from investing activities:
 Purchases of held-to-maturity securities                     (213)
 Proceeds from sales of marketable securities                                2,826
 Purchases of marketable securities                                        (10,345)
 Capital expenditures                                       (8,903)         (5,126)
                                                         ----------        --------
     Net cash (used in) investing activities                (9,116)        (12,645)

Cash flows from financing activities:
 Net borrowings under line-of-credit agreements             83,600          31,300
 Principal payments of long-term debt                       (4,208)         (4,193)
 Reduction of loan to ESOP                                   1,680           1,680
 Proceeds from exercise of employee stock options              107             303
 Purchase of treasury stock                                                 (4,225)
 Dividends paid                                             (2,099)         (2,118)
                                                         ----------        --------
      Net cash provided by financing activities             79,080          22,747
                                                         ----------        --------
Effect of exchange rate changes on cash                          7             (13)
                                                         ----------        --------
Net increase (decrease) in cash                              5,373          (9,663)

Cash and cash equivalents at beginning of the period         2,796          12,346
                                                         ----------        --------
Cash and cash equivalents at end of the period            $  8,169        $  2,683
                                                         ----------        --------
                                                         ----------        --------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                $  6,897        $  6,210
  Income taxes                                               4,392           3,146


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

Note 2

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Prior years' financial statements have not been restated to apply the provisions of SFAS No.115. The adoption of the standard had an immaterial impact on the Company's financial position and results of operations for the period ending June 30, 1995.

At June 30, 1995, held-to-maturity securities amounted to approximately $11,003,000 and trading securities amounted to approximately $1,784,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of June 30, 1995, $6,203,000 of the held-to-maturity securities mature within one year and $4,800,000 mature within five to ten years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
                            Inventories
                            -----------
                      (Dollars in thousands)

                                                  June 30,        December 31,
                                                     1995                1994
                                             -------------        ------------
                                              (Unaudited)

Finished goods                               $    123,878         $   114,021
Work in process                                    19,732              19,336
Raw materials                                      59,557              52,498
                                             -------------        ------------
      Total inventories                      $    203,167         $   185,855
                                             -------------        ------------
                                             -------------        ------------
Note 4
                  Property, Plant and Equipment
                  -----------------------------
                      (Dollars in thousands)
                                                  June 30,        December 31,
                                                     1995                1994
                                             -------------        ------------
                                              (Unaudited)

Land and buildings                           $     68,162         $    67,819
Machinery and equipment                            70,139              65,146
Tools, dies and auxiliary equipment                 7,596               7,244
Furniture and fixtures                             15,663              15,025
Leasehold improvements                              4,686               4,641
Construction in progress                           10,088               7,481
                                             -------------        ------------
                                                  176,334             167,356

Less accumulated depreciation                      69,588              63,230
                                             -------------        ------------
  Total property, plant and equipment - net  $    106,746         $   104,126
                                             -------------        ------------
                                             -------------        ------------

                                           - 6 -

           STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $5,716,000 and $4,063,000 for the six months ended June 30, 1995 and 1994, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

Note 6

At June 30, 1995, 431,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 281,000 shares were subject to outstanding options. 196,650 shares held in treasury will be used to meet requirements for the Company's stock option program.

93,500 outstanding options were vested at June 30, 1995. 62,500 of the unvested outstanding options will become vested each May 2 through 1998.

Note 7

                            Long-Term Debt
                            --------------
                        (Dollars in thousands)

                                                  June 30,        December 31,
                                                     1995                1994
                                             -------------        ------------
                                              (Unaudited)
Long-term debt consists of:

7.85% senior note payable                    $     65,000         $    65,000
10.00% - 10.50% senior note payable                 2,000               4,000
9.47% senior note payable                          30,000              30,000
6.01% senior note payable                          15,000              15,000
Credit Agreement                                    5,034               6,714
7.50% - 10.50% purchase obligations                 7,697               8,200
Floating rate purchase obligation                     950                 950
9.50% mortgage payable                                 25                  50
                                             -------------        ------------
                                                  125,706             129,914
Less current portion                               19,972              19,987
Total noncurrent portion of                  -------------        ------------
long-term debt                               $    105,734         $   109,927
                                             -------------        ------------
                                             -------------        ------------

Under the terms of the $65,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 1996.

Under the terms of the $2,000,000 senior note agreement, the Company is required to repay the remaining loan in one final installment in 1996.

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

                            - 7 -
         STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 (Continued)

The Credit Agreement matures in varying annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $5,737,500 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989.

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

Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At June 30, 1995, the Company had unrestricted retained earnings of $16,329,000.

Note 8

In February 1995 the Company acquired, for approximately $3,900,000, the assets and certain liabilities of PIK-A-NUT Corporation. Located in Huntington, Indiana, PIK-A-NUT Corporation distributes a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket. This acquisition will expand the capability of Standard's Champ Service Line Division to supply a full line of service products to the automotive aftermarket. The acquisition had an immaterial effect on consolidated net earnings for the six months ended June 30, 1995.

In June 1995, the Company acquired, for approximately $4,000,000, the assets and certain liabilities of Automotive Dryers, Inc. and Air Parts, Inc. Automotive Dryers, Inc. manufactures and distributes receiver filter dryers and accumulators for mobile air conditioning systems. Air Parts, Inc. is a distributor of parts for mobile air conditioning systems. These acquisitions, located in Cumming, Georgia, expand the manufacturing and distribution capabilities of Standard's Four Seasons Temperature Control Systems Division. The acquisition had an immaterial effect on consolidated net earnings for the six months ended June 30, 1995.

Note 9

Other assets consist of deferred charges, unamortized customer supply agreements, long-term investments, unamortized goodwill, equity in joint ventures, pension assets, security deposits and receivables due after one year.

                                       - 8 -
            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of June 30, 1995, the Company was in a liquid position with stockholders' equity of $207,157,000 and working capital of $189,449,000. The Company expects capital expenditures to be approximately $9,000,000 for new machinery and equipment for the remainder of 1995. At June 30, 1995, the Company had unused lines of credit aggregating approximately $19,000,000 which will be used as a source of funding working capital requirements and capital expenditures. This amount includes a line of credit increase of $5,000,000 in June 1995. In July 1995, the Company further expanded its credit lines by an additional $5,000,000. The Company anticipates that its present sources of funds under the expanded credit lines will continue to be adequate to meet its needs.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive component businesses. If such an acquisition is made, additional sources of capital could be required. It presently is anticipated that any such acquisition could be funded in the short term by presently available lines of credit with new long term financing to follow.

INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the three months ended June 30, 1995 to the three months
----------------------------------------------------------------------
ended June 30, 1994.
--------------------
Net sales for the current quarter decreased $3,605,000 or 1.9% from the comparable quarter in 1994. Sales decreases in most divisions were offset by a sales increase in the Temperature Control Systems division and new sales from 1995 acquisitions. Sales decreases were mainly due to customers carrying relatively large inventories into the second quarter, partially due to the mild winter.

The gross margin percentage for the second quarter of 1995 of 33.0% was below the 34.1% during the comparable quarter in 1994. This increase in cost of goods sold as a percentage of net sales primarily reflects the Company's continued expansion into non-traditional markets, which generally have lower gross margins, but require less selling, general and administrative support expense. Partially offsetting this factor was the Company's continuing cost reduction programs.

Selling, general and administrative (S.G. & A.) expenses decreased by $2,429,000 over the comparable quarter in 1994. This decrease was primarily due to lower new customer acquisition costs, lower commission fees, variable distribution expenses and marketing cooperative programs due to decreased sales and the Company's continuing cost reduction programs. As a percentage of net sales, S.G.& A expenses declined to 25.4% in 1995 compared to 26.2% in 1994.


Other income - net increased $676,000 primarily due to higher earnings at Blue Streak Electronics, Inc., our Canadian joint venture that rebuilds automotive computers, and a higher rate of return on investments, partially offset by an increase in the loss on sale of accounts receivable.

Interest expense increased by $652,000 due primarily to higher average borrowings and secondarily to a slightly higher average borrowing rate on total borrowings.

Taxes based on earnings decreased by $853,000 due to a lower effective tax rate of 24.2% in 1995 as compared to 29.9% in 1994 and lower earnings.
The lower effective tax rate in 1995 was primarily due to the higher relative earnings of the Company's Puerto Rican and Hong Kong subsidiaries.

INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the six months ended June 30, 1995 to the six months
------------------------------------------------------------------
ended June 30, 1994.
--------------------
Net sales for the six months increased $8,989,000 or 2.7% from the comparable period in 1994. A significant sales increase at the Temperature Control Systems Division and sales from 1995 acquisitions were partially offset by slight sales decreases at each of the remaining divisions.

The gross margin percentage for the six months period in 1995 of 33.4% was below the 34.1% during the comparable period in 1994. This increase in cost of goods sold as a percentage of net sales reflects the Company's continued expansion into non-traditional markets, which generally have lower gross margins, but require less selling, general and administrative support expense. Partially offsetting this factor was the Company's continuing cost reduction programs.

Selling, general and administrative (S.G. & A.) expenses were virtually unchanged versus the comparable period in 1994. As a percentage of net sales, S.G.& A. expenses declined to 27.0% in 1995 compared to 27.7% in 1994. This percentage decrease was due in part to the continued expansion into non-traditional markets which require less selling, general and administrative support expense, and the Company's continuing cost reduction programs.

Other income - net increased $826,000 primarily due to higher earnings at Blue Streak Electronics, Inc., our Canadian joint venture that rebuilds automotive computers and a higher rate of return on investments, partially offset by an increase in the loss on sale of accounts receivable.

Interest expense increased by $922,000 due primarily to higher average borrowings and a slightly higher average effective borrowing rate on total borrowings.

Taxes based on earnings decreased by $583,000 due to a lower effective tax rate of 25.1% in 1995 as compared to 29.9% in 1994. The lower effective tax rate in 1995 was primarily due to the higher relative earnings of the Company's Puerto Rican and Hong Kong subsidiaries. The impact on taxes of the lower effective tax rate was partially offset by higher earnings.

                          PART II - OTHER INFORMATION
                          ---------------------------
Item 4.   Submission of matters to a vote of Security Holders
-------------------------------------------------------------
          a)  May 25, 1995, Annual Meeting

          b)  Directors Elected -         Bernard Fife
                                          Nathaniel L. Sills
                                          Arlene R. Fife
                                          Ruth F. Sills
                                          John L. Kelsey
                                          Robert J. Swartz
                                          William H. Turner
                                          Lawrence I. Sills
                                          Arthur D. Davis

          c)  Proposals voted upon:

              (i)  Election of Directors:

                          For:    10,630,634
                      Against:        15,803
                     Withheld:       111,710





Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
There were no reports on Form 8-K filed for this quarter.

                                 SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STANDARD MOTOR PRODUCTS, INC.
                                             -------------------------------
                                                          (Registrant)






August 14, 1995                              David Kerner
---------------                              -------------------------------
   (Date)                                    Treasurer