Form 10-Q
period 1995-09-30
STANDARD MOTOR PRODUCTS INC
filed 1995-11-13
CIK 93389

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended September 30, 1995
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                  ------

                           Standard Motor Products, Inc.
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
------------------------------------                       ---------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
----------------------------------------------             ---------------------
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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---      ---



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
---------------------      ----------------          ---------------------------
September 30, 1995           Common Stock               13,127,826
---------------------      ----------------          ---------------------------








            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                          SEPTEMBER 30, 1995



                    PART 1 - FINANCIAL INFORMATION
                    ------------------------------

Item 1                                                              Page No.
------                                                              --------
CONSOLIDATED BALANCE SHEETS
September 30, 1995 and December 31, 1994                              2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and                               4
Nine-Month periods ended September 30, 1995 and 1994

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine-Month
periods ended September 30, 1995 and 1994                               5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 8

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    9 & 10
CONDITION AND RESULTS OF OPERATIONS



                     PART II - OTHER INFORMATION
                     ---------------------------

Item 6
------

Exhibits and Reports on Form 8K                                        11

Signature                                                              11















                                            - 1 -
[CAPTION]

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)



                                        ASSETS
                                        ------

                                                        September 30,        December 31,
                                                               1995                 1994
                                                        -------------      --------------
                                                          (Unaudited)


Current assets:
  Cash and cash equivalents                             $    13,882        $       2,796
  Marketable securities (Note 2)                              7,167                6,018
  Accounts and notes receivable, net of
    allowance for doubtful accounts and
    discounts of $8,680 (1994 - $5,708)                     152,996              109,966
  Inventories (Note 3)                                      199,046              185,855
  Deferred income taxes                                      20,111               20,111
  Prepaid expenses and other current assets                   7,614                4,131
                                                         ----------         ------------
                 Total current assets                       400,816              328,877

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                         107,510              104,126


Other assets (Note 9)                                        37,418               29,348
                                                         ----------         ------------
         Total assets                                   $   545,744        $     462,351
                                                         ----------         ------------
                                                         ----------         ------------













See accompanying notes to consolidated financial statements.

                                             -2-

[CAPTION]


                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except for shares and per share data)



                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                        September 30,        December 31,
                                                                1995                1994
                                                        -------------      --------------
                                                          (Unaudited)
Current liabilities:
  Notes payable - banks                                 $    78,000        $       6,600
  Current portion of long-term debt (Note 7)                 19,969               19,987
  Accounts payable                                           39,794               40,517
  Sundry payables and accrued expenses                       66,627               62,066
  Payroll and commissions                                     7,812               10,500
                                                         ----------         ------------
                 Total current liabilities                  212,202              139,670

Long-term debt (Note 7)                                     105,387              109,927

Deferred income taxes                                         4,867                4,863

Postretirement benefits other than pensions                  13,865               12,802
                                                         ----------         ------------

          Total liabilities                                 336,321              267,262

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1995 and 1994
    (including 196,650 and 203,650 shares held as            26,649               26,649
     treasury shares in 1995 and 1994, respectively)
  Capital in excess of par value                              2,526                2,555
  Loan to Employee Stock Ownership Plan (ESOP)               (5,025)              (6,705)
  Minimum pension liability adjustment                       (1,204)              (1,204)
  Retained earnings                                         190,076              177,904
  Foreign currency translation adjustment                       236                 (139)
                                                         ----------         ------------
                                                            213,258              199,060

Less: treasury stock-at cost                                  3,835                3,971
                                                         ----------         ------------

          Total stockholders' equity                        209,423              195,089
                                                         ----------         ------------

          Total liabilities and stockholders' equity    $   545,744        $     462,351
                                                         ----------         ------------
                                                         ----------         ------------

See accompanying notes to consolidated financial statements.

                                             -3-
[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
      (Dollars in thousands, except for shares and per share data)
                              (Unaudited)

                                       For the Three Months Ended             For the Nine Months Ended
                                               September 30,                         September 30,
                                     ------------------------------         ------------------------------
                                             1995              1994                 1995              1994
                                             ----              ----                 ----              ----
Net sales                            $    178,251     $     168,291         $    522,011     $     503,062

Cost of sales                             123,653           109,466              352,446           330,022
                                      -----------       -----------          -----------      ------------

  Gross profit                             54,598            58,825              169,565           173,040

Selling, general and
  administrative expenses                  47,287            44,396              140,048           137,152
                                      -----------       -----------          -----------      ------------

  Operating Income                          7,311            14,429               29,517            35,888

Other income (expense) - net                  492               444                1,595               721
                                      -----------       -----------          -----------      ------------

                                            7,803            14,873               31,112            36,609

Interest expense                            4,068             3,165               11,090             9,265
                                      -----------       -----------          -----------      ------------

Earnings before taxes                       3,735            11,708               20,022            27,344

Taxes based on earnings (Note 5)              608             3,978                4,700             8,653
                                      -----------       -----------          -----------      ------------

Net earnings                         $      3,127     $       7,730         $     15,322     $      18,691

Retained earnings
  at beginning of period                  188,000           167,299              177,904           158,456
                                      -----------       -----------          -----------      ------------

                                          191,127           175,029              193,226           177,147

Less: cash dividends for period             1,051             1,050                3,150             3,168
                                      -----------       -----------          -----------      ------------

Retained earnings at end of period   $    190,076     $     173,979         $    190,076     $     173,979
                                      -----------       -----------          -----------      ------------
                                      -----------       -----------          -----------      ------------

Per share data:
---------------

Net earnings per share                       $.24              $.59               $ 1.17            $ 1.42
                                             ----              ----               ------            ------
                                             ----              ----               ------            ------

Dividends per common share                   $.08            $ .08                  $.24              $.24
                                             ----            -----                  ----              ----
                                             ----            -----                  ----              ----

Average number of common and
  common equivalent shares             13,127,826        13,121,932           13,125,240        13,184,576
                                       ----------        ----------           ----------        ----------


See accompanying notes to consolidated financial statements.





                                                -4-
[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                              (Unaudited)

                                                               For the Nine Months Ended
                                                                          September 30,
                                                             ----------------------------
                                                                 1995               1994
                                                             ---------          ---------
Cash flows from operating activities:
 Net earnings                                               $  15,322          $  18,691

  Adjustments to reconcile net earnings to net
    cash used in operating activities:
      Depreciation and amortization                            10,688              9,383
      (Gain) loss on sale of property,plant & equipment           (64)               118
      Proceeds from sales of trading securities                 7,273
      Purchases of trading securities                          (7,974)

  Change in assets and liabilities net of effects
     from acquisitions:
       (Increase) in accounts receivable, net                 (40,454)           (33,508)
       (Increase) in inventories                              (10,344)            (4,514)
       (Increase) decrease in other assets                     (2,843)             5,081
       (Decrease) in accounts payable                          (2,269)            (7,681)
        Increase (decrease) in other current assets and liabil (6,767)             2,304
        Increase in sundry payables and accrued expenses        5,415              9,976
                                                             ---------          ---------

      Net cash (used in) operating activites                  (32,017)              (150)

Cash flows from investing activities:
 Purchases of held-to-maturity securities                      (2,721)
 Proceeds from sales of marketable securities                                      4,453
 Purchases of marketable securities                                              (12,727)
 Capital expenditures net of effects from acquisitions        (11,849)            (8,146)
 Payments for acquisitions, net of cash acquired               (7,835)
                                                             ---------          ---------

      Net cash (used in) investing activities                 (22,405)           (16,420)

Cash flows from financing activities:
 Net borrowings under line-of-credit agreements                71,400             17,900
 Principal payments of long-term debt                          (4,558)            (5,121)
 Reduction of loan to ESOP                                      1,680              1,680
 Proceeds from exercise of employee stock options                 107                538
 Purchase of treasury stock                                                       (4,301)
 Dividends paid                                                (3,150)            (3,168)
                                                             ---------          ---------

      Net cash provided by financing activities                65,479              7,528
                                                             ---------          ---------

Effect of exchange rate changes on cash                            29                 (3)
                                                             ---------          ---------

Net increase (decrease) in cash                                11,086             (9,045)

Cash and cash equivalents at beginning of the period            2,796             12,346
                                                             ---------          ---------

Cash and cash equivalents at end of the period              $  13,882          $   3,301
                                                             ---------          ---------
                                                             ---------          ---------


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                  $   8,725          $   7,212
  Income taxes                                                  6,869             10,806


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

Note 2

At September 30, 1995, held-to-maturity securities amounted to approximately $13,512,000 and trading securities amounted to approximately $855,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of September 30, 1995, $6,312,000 of the held-to-maturity securities mature within one year and $7,200,000 mature within five to ten years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
                            Inventories
                            -----------
                      (Dollars in thousands)

                                            September 30,        December 31,
                                                    1995                1994
                                            --------------       -------------
                                              (Unaudited)

Finished goods                               $    121,441         $   114,021
Work in process                                    16,252              19,336
Raw materials                                      61,353              52,498
                                            --------------       -------------
      Total inventories                      $    199,046         $   185,855
                                            --------------       -------------
                                            --------------       -------------

Note 4
                  Property, Plant and Equipment
                  -----------------------------
                      (Dollars in thousands)
                                            September 30,        December 31,
                                                     1995                1994
                                            --------------       -------------
                                              (Unaudited)

Land and buildings                           $     68,862         $    67,819
Machinery and equipment                            73,012              65,146
Tools, dies and auxiliary equipment                 7,649               7,244
Furniture and fixtures                             15,930              15,025
Leasehold improvements                              5,228               4,641
Construction in progress                            9,631               7,481
                                            --------------       -------------
                                                  180,312             167,356

Less accumulated depreciation                      72,802              63,230
                                            --------------       -------------
  Total property, plant and equipment - net  $    107,510         $   104,126
                                            --------------       -------------
                                            --------------       -------------

           STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $7,428,000 and $5,555,000 for the nine months ended September 30, 1995 and 1994, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

Note 6

At September 30, 1995, 431,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 281,000 shares were subject to outstanding options. 196,650 shares held in treasury will be used to meet requirements for the Company's stock option program.

93,500 outstanding options were vested at September 30, 1995. 62,500 of the unvested outstanding options will become vested each May 2 through 1998.

Note 7

                            Long-Term Debt
                            --------------
                         (Dollars in thousands)

                                            September 30,        December 31,
                                                    1995                1994
                                            --------------       -------------
                                              (Unaudited)

Long-term debt consists of:

7.85% senior note payable                    $     65,000         $    65,000
9.75% - 10.50% senior note payable                  2,000               4,000
9.47% senior note payable                          30,000              30,000
6.01% senior note payable                          15,000              15,000
Credit Agreement                                    5,034               6,714
7.50% - 10.50% purchase obligations                 7,530               8,200
Floating rate purchase obligation                     780                 950
9.50% mortgage payable                                 12                  50
                                            --------------       -------------
                                                  125,356             129,914
Less current portion                               19,969              19,987
                                            --------------       -------------
Total noncurrent portion of
long-term debt                               $    105,387         $   109,927
                                            --------------       -------------
                                            --------------       -------------

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

         STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 (Continued)

The Credit Agreement matures in varying annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the "LIBOR" plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on $5,400,000 of the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989.

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

Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital
stock.   At September 30, 1995, the Company had unrestricted retained earnings of $16,841,000.

Note 8

In February 1995 the Company acquired, for approximately $3,900,000, the assets and certain liabilities of PIK-A-NUT Corporation. Located in Huntington, Indiana, PIK-A-NUT Corporation distributes a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket. This acquisition will expand the capability of Standard's Champ Service Line Division to supply a full line of service products to the automotive aftermarket. The acquisition had an immaterial effect on consolidated net earnings for the nine months ended September 30, 1995.

In June 1995, the Company acquired, for approximately $4,000,000, the assets and certain liabilities of Automotive Dryers, Inc. and Air Parts, Inc. Automotive Dryers, Inc. manufactures and distributes receiver filter dryers and accumulators for mobile air conditioning systems. Air Parts, Inc. is a distributor of parts for mobile air conditioning systems. These acquisitions, located in Cumming, Georgia, expand the manufacturing and distribution capabilities of Standard's Four Seasons Temperature Control Systems Division. The acquisition had an immaterial effect on consolidated net earnings for the nine months ended September 30, 1995.

Note 9

Other assets consist of deferred charges, long-term investments, unamortized customer supply agreements, unamortized goodwill, equity in joint ventures, pension assets, security deposits and receivables due after one year.

            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            ----------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1995, the Company was in a liquid position with stockholders' equity of $209,423,000 and working capital of $188,614,000. The Company expects capital expenditures to be approximately $5,000,000 for new machinery and equipment for the remainder of 1995. At September 30, 1995, the Company had unused lines of credit aggregating approximately $37,000,000 which will be used as a source of funding working capital requirements, capital expenditures and, in the short term, new acquisitions. This amount includes a line of credit increase of $10,000,000 in 1995. The Company anticipates that its present sources of funds under the expanded credit lines will continue to be adequate to meet its needs.

During the nine months ended September 30, 1995, accounts receivable have increased $43,030,000. This has mainly been due to seasonal sales increases, primarily in the Temperature Control Systems Division, an increase in days sales outstanding during this period primarily as a result of the company's continued expansion into retail markets, which have longer terms, and the impact of a major new customer.

During the nine months ended September 30, 1995, Notes payable - banks has increased $71,400,000. This has mainly been due to an increase in accounts receivable and inventories, and payments for acquisitions. In order to reduce inventory levels, inventory production plans have been significantly reduced, trimming inventories approximately $4,000,000 in the third quarter.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive businesses. If any such acquisitions are made, they would be funded in the short term by presently available lines of credit followed by new long-term financing.


INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the three months ended September 30, 1995 to the three months
---------------------------------------------------------------------------
ended September 30, 1994.
-------------------------
Net sales for the current quarter increased $9,960,000 or 5.9% from the comparable period in 1994 primarily due to a significant sales increase at the Temperature Control Systems Division and sales resulting from 1995 acquisitions (See Note 8).

The gross margin percentage for the second quarter of 1995 of 30.6% was below the 35.0% during the comparable quarter in 1994. This increase in cost of goods sold as a percentage of net sales primarily reflects the Company's continued expansion into non-traditional markets, which generally have lower gross margins, pressure for second line (economy) pricing, an increase in sales deductions related to customer returns and rebates, and an inventory reduction effort which has decreased the absorption of manufacturing overhead.

Selling, general and administrative (S.G. & A.) expenses increased by $2,891,000 over the comparable quarter in 1994. This increase was primarily due to costs relating to a major new retail account, costs to support new acquisitions and higher variable distribution expenses and marketing cooperative programs due to increased sales. As a percentage of net sales, S.G.& A expenses were virtually unchanged.

Other income - net increased $48,000 primarily due to higher earnings at Blue Streak Electronics, Inc., our Canadian joint venture that rebuilds automotive computers, partially offset by an increase in the loss on sale of accounts receivable.

Interest expense increased by $903,000 due primarily to higher average borrowings.

Taxes based on earnings decreased by $3,370,000 due to both lower earnings and a lower effective tax rate of 16.3% in 1995 as compared to 34.0% in 1994. The lower effective tax rate in 1995 was primarily due to the higher relative earnings of the Company's Puerto Rican and Hong Kong subsidiaries.

INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the nine months ended September 30, 1995 to the nine months
-------------------------------------------------------------------------
ended September 30, 1994.
-------------------------
Net sales for the nine months increased $18,949,000 or 3.8% from the comparable period in 1994 primarily due to a significant sales increase at the Temperature Control Systems Division and sales resulting from 1995 acquisitions (See Note 8).

The gross margin percentage for the nine month period in 1995 of 32.5% was below the 34.4% of the comparable period in 1994. The lower gross margin as a percentage of net sales reflects the Company's continued expansion into non-traditional markets, which generally have lower gross margins, pressure for second line (economy) pricing and an increase in sales deductions related to customer returns and rebates.

Selling, general and administrative (S.G. & A.) expenses increased $2,896,000 versus the comparable period in 1994. As a percentage of net sales, S.G.& A. expenses declined to 26.8% in 1995 compared to 27.3% in 1994. This percentage decrease was due in part to the continued expansion into non-traditional markets which require less selling, general and administrative support expense. The dollar increase was primarily due to higher variable distribution expenses and marketing cooperative programs resulting from the increased sales.

Other income - net increased $874,000 primarily due to higher earnings at Blue Streak Electronics, Inc., our Canadian joint venture that rebuilds automotive computers, and a higher rate of return on investments, partially offset by an increase in the loss on sale of accounts receivable.

Interest expense increased by $1,825,000 due primarily to higher average borrowings and a slightly higher average effective borrowing rate on those borrowings.

Taxes based on earnings decreased by $3,953,000 due to both lower earnings and a lower effective tax rate of 23.5% in 1995 as compared to 31.6% in 1994. The lower effective tax rate in 1995 was primarily due to the higher relative earnings of the Company's Puerto Rican and Hong Kong subsidiaries.

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

                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------
                                                          (Registrant)






November 13, 1995                            Michael J. Bailey
-----------------                            -----------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer