Form 10-K405
period 1995-12-31
STANDARD MOTOR PRODUCTS INC
filed 1996-03-29
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended           December 31, 1995
                           -----------------------------------------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number  1-4743
                                                ----------
                           Standard Motor Products, Inc.
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
------------------------------------                       ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
---------------------------------------------              ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (718) 392-0200
                                                      --------------------------
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on which
   Title of each class                             registered
   ---------------------                     -----------------------------------
     Common stock                              New York Stock Exchange
   ---------------------                     -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  None
--------------------------------------------------------------------------------
                               (Title of class)
--------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                              -----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 29, 1996 of $14.50 per share held by nonaffiliates of the registrant was $114,456,374. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

    As of the close of business on February 29, 1996 there were 13,127,826 shares outstanding of the Registrant's Common Stock.

                                 -  Continued  -
                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

Location in Form 10-K         Document
---------------------         --------

Part III, Item 10             1996 Annual Proxy Statement
Part III, Item 11             1996 Annual Proxy Statement
Part III, Item 12             1996 Annual Proxy Statement
Part III, Item 13             1996 Annual Proxy Statement
Part IV, Item 14(a)(3)(3)     By Laws
Part IV, Item 14(a)(3)(3)     Restated Certificate of Incorporation dated
                              July 31, 1990
Part IV, Item 14(a)(3)(10)    Note Purchase Agreement dated January 15,
                              1987 between the Registrant and the Travelers
                              Insurance Company, the Great-West Life
                              Assurance Company, the Franklin Life
                              Insurance Company, the Franklin United Life
                              Insurance Company and the Woodmen Accident
                              and Life Company
Part IV, Item 14(a)(3)(10)    Letter Agreement dated January 25, 1989
                              amending the Note Agreement between the
                              Registrant and the Travelers Insurance
                              Company, the Great-West Life Assurance
                              Company, the Franklin Life Insurance
                              Company, the Franklin United Life Insurance
                              Company and the Woodmen Accident and Life
                              Company dated January 15, 1987
Part IV, Item 14(a)(3)(10)    Credit Agreement dated March 10, 1989
                              between the Registrant and Chemical Bank
Part IV, Item 14(a)(3)(10)    Note Purchase Agreement dated October 15,
                              1989 between the Registrant and the American
                              United Life Insurance Company, the General
                              American Life Insurance Company, the
                              Jefferson-Pilot Life Insurance Company, the
                              Ohio National Life Insurance Company, the
                              Crown Insurance Company, the Great-West Life
                              Assurance Company, the Guarantee Mutual Life
                              Company, the Security Mutual Life Insurance
                              Company of Lincoln, Nebraska and the Woodmen
                              Accident and Life Company
Part IV, Item 14(a)(3)(10)    Letter Agreement dated January 15, 1990
                              amending the Note Agreement between the
                              Registrant and the Travelers Insurance Company
                              dated January 15, 1987
Part IV, Item 14(a)(3)(10)    Letter Agreement dated July 20, 1990 amending
                               the Credit Agreement between the Registrant
                              and Chemical Bank dated March 10, 1989
Part IV, Item 14(a)(3)(10)    Letter Agreement dated September 30, 1990
                              amending the Note Agreement between the
                              Registrant and the Travelers Insurance
                              Company, the Great-West Life Assurance
                              Company, the Franklin Life Insurance Company, the Franklin United Life Insurance Company and the Woodmen Accident and Life Company dated January 15, 1987





                                     - 1 -
                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

Location in Form 10-K         Document
---------------------         --------

Part IV, Item 14(a)(3)(10)    Letter Agreement dated March 4, 1991 amending
                              the Credit Agreement between the Registrant
                              and Chemical Bank dated March 10, 1989
Part IV, Item 14(a)(3)(10)    Letter Agreement dated December 20, 1991
                              amending the Credit Agreement between the
                              Registrant and Chemical Bank dated March 10,
                              1989
Part IV, Item 14(a)(3)(10)    Letter Agreement dated February 28, 1992
                              amending the Note Agreement between the
                              Registrant and the Travelers Insurance
                              Company, the Great-West Life Assurance
                              Company, the Franklin Life Insurance
                              Company, the Franklin United Life Insurance
                              Company and the Woodmen Accident and Life
                              Company dated January 15, 1987
Part IV, Item 14(a)(3)(10)    Letter Agreement of July 22, 1992 amending
                              the Note Agreement between the Registrant and
                              the Travelers Insurance Company, the
                              Great-West Life Assurance Company, the
                              Franklin Life Insurance Company, the Franklin
                              United Life  Insurance Company and the
                              Woodmen Accident and Life Company dated
                              January 15, 1987
Part IV, Item 14(a)(3)(10)    Letter Agreement dated October 30, 1992
                              amending the Credit Agreement between the
                              Registrant and Chemical Bank, assigned to NBD
                              Bank, N.A., with amendment dated December 20,
                              1991, dated March 10, 1989
Part IV, Item 14(a)(3)(10)    Note Agreement of November 15, 1992 between
                              the Registrant and Kemper Investors Life
                              Insurance Company, Federal Kemper Life
                              Assurance Company, Lumbermans Mutual
                              Casualty Company, Fidelity Life Association,
                              American Motorists Insurance Company,
                              American Manufacturers Mutual Insurance
                              Company, Allstate Life Insurance Company,
                              Teachers Insurance & Annuity Association of
                              America and Phoenix Home Life Mutual
                              Insurance Company
Part IV, Item 14(a)(3)(10)    Letter Agreement dated December 27, 1993
                              amending the Credit Agreement between the
                              Registrant and Chemical Bank, assigned to NBD
                              Bank, N.A. with amendment dated December 20,
                              1991, dated March 10, 1989
Part IV, Item 14(a)(3)(10)    Employee Stock Ownership Plan and Trust
                              dated January 1, 1989
Part IV, Item 14(a)(3)(10)    Supplemental Executive Retirement Plan dated
                              August 15, 1994
Part IV, Item 14(a)(3)(10)    1994 Omnibus Stock Option Plan of Standard
                              Motor Products, Inc.




                                     - 2 -
                                   PART I
                                   ------

ITEM 1.  BUSINESS
-----------------

    (a)     General Development of Business
            -------------------------------

                    Registrant manufactures replacement parts for the automotive industry. Product groups include automotive ignition systems, wires and cables, fuel system parts, climate control systems and brake systems parts, and distributes a general service line of automotive related items.

                    In February 1995, the Company acquired, for approximately $3,900,000, the assets and certain liabilities of Pik-A-Nut Corporation. Located in Huntington, Indiana, Pik-A-Nut distributes a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the
automotive aftermarket.   This acquisition expands the capability of the
Company's Champ Service Line Division to supply a full line of service products to the automotive aftermarket. The acquisition increased consolidated net sales by approximately $3,800,000 in 1995 and had an immaterial effect on consolidated net earnings for the same period.

                    In June 1995, the Company acquired, for approximately $4,000,000, the assets and certain liabilities of Automotive Dryers, Inc. and Air Parts, Inc. Automotive Dryers, Inc. manufactures and distributes receiver filter dryers and accumulators for mobile air conditioning systems. Air Parts,
Inc. is a distributor of parts for mobile air conditioning systems.   Located
in Cumming, Georgia, these acquisitions expand the manufacturing and distribution capabilities of the Company's Four Seasons Climate Control Division. These acquisitions increased consolidated net sales by $3,400,000 in 1995 and had an immaterial effect on consolidated net earnings for the same period.

                    In November 1995, the Company entered into a joint venture in China through its Hong Kong subsidiary. The joint venture will produce ignition modules for use in Chinese original equipment applications. The Company owns 40% of the joint venture and will provide the joint venture with technical and engineering support. The total projected investment of all parties in the joint venture is estimated at $5,000,000.

                    In February 1996, the Company acquired substantially all of the assets and certain liabilities of Federal Parts Corporation for approximately $13,400,000, plus contingent payments based on performance. Located in Dallas, Texas, Federal Parts assembles and distributes ignition wire sets and battery cables primarily to traditional aftermarket customers in North America. This acquisition will expand the Standard Division's presence in the ignition wire business.

            Replacement Parts Market    The size of the replacement parts market
            ------------------------
depends, in part, upon the average age and number of cars on the road and the number of miles driven per year. According to the Motor Vehicle Manufacturers Association and United States government sources, all three of the above factors increased from 1990 through 1995 and this trend is projected to continue during the balance of the 1990's.

    (b)     Financial Information about Industry Segments
            ---------------------------------------------

            Distribution of Sales   The table below shows the registrant's sales
            ---------------------
by product groups.
[CAPTION]


                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                       (Dollars in thousands)


                            1995               1994                 1993                  1992                 1991
                  -------------------    -----------------    -----------------    ------------------  -----------------
                               % of                 % of                 % of                 % of                 % of
                     Amount    Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                     ------    -----     ------     -----     ------     -----     ------     -----     ------     -----
Ignition Parts      $231,431   34.9%     $228,031   35.6%     $197,244   33.8%     $180,111   33.6%     $179,424   33.6%

Wires and Cables    $ 47,402    7.1%     $ 51,419    8.0%     $ 53,703    9.2%     $ 47,878    8.9%     $ 50,607    9.5%

Fuel System Parts   $ 40,369    6.1%     $ 43,841    6.8%     $ 45,000    7.7%     $ 47,554    8.9%     $ 54,055   10.1%

Climate Control
Systems             $133,051   20.0%     $110,961   17.3%     $ 89,031   15.3%     $ 78,767   14.7%     $ 89,311   16.7%

Champ Service Line  $ 43,678    6.6%     $ 41,127    6.4%     $ 35,973    6.2%     $ 26,189    4.9%     $ 26,181    4.8%

Brake Parts         $167,554   25.3%     $165,431   25.9%     $161,900   27.8%     $155,054   29.0%     $135,230   25.3%
                    --------  ------     --------  ------     --------  ------     --------  ------     --------  ------
Total               $663,485  100.0%     $640,810  100.0%     $582,851  100.0%     $535,553  100.0%     $534,808  100.0%
                    --------  ------     --------  ------     --------  ------     --------  ------     --------  ------

The business of the registrant is not dependent on any single customer. In the year ended December 31, 1995, the registrant's five largest customers accounted for approximately 29.3% of sales, or approximately $194,000,000.


            Ignition Parts    Replacement parts for automotive ignition and
            --------------
emission control systems account for about 35% of the registrant's revenues. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches and sensors. The registrant is a basic manufacturer of many of the ignition parts it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and import, including passenger car, truck, farm, off-road and marine applications.

            Like most automotive aftermarket suppliers, the registrant began by offering ignition parts which were equal in quality to O.E. (original equipment
parts installed on new vehicles).   Soon afterward, the registrant pioneered
the concept of offering an alternate higher level of quality, significantly better than O.E. and priced proportionately higher. This has now evolved to a "good-better-best" concept, and a lower priced line has been made available under the registrant's Tru-Tech brand.

            Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection. The on-board computer monitors inputs from many types of sensors located throughout the vehicle, and controls a myriad of valves, switches and motors. The registrant is a leader in the manufacture and sale of these engine management component parts, including remanufactured automotive computers.

            Electronic control modules and electronic voltage regulators comprise a significant and growing portion of registrant's total ignition sales. The registrant is one of the few aftermarket companies that manufactures these parts, and the only independent aftermarket supplier to manufacture the complex electronic control modules for distributorless ignition systems. The registrant's electronic production is divided between highly-automated operations, which are performed in Long Island City, NY, and assembly operations, which are performed in assembly plants in Hong Kong and
Puerto Rico.     The joint venture entered into in November 1995 in China will produce ignition modules for use in Chinese original equipment applications.

            The registrant's sales of such parts as sensors, valves and solenoids have increased steadily as auto manufacturers equip their cars with
more complex engine management systems.   New government emission laws
including the 1990 Federal Clean Air Act are expected to increase automotive repair activity creating an increase in parts sales. Although there is much controversy over how quickly these new procedures will be implemented, it is no doubt going to have a positive impact on sales of the registrant's products. The registrant is a basic manufacturer of throttle position sensors, air pump check valves, coolant temperature sensors, air charge temperature sensors, EGR valves, idle air control valves and MAP sensors.

            The joint venture entered into in 1992 with Blue Streak Electronics, Inc., a rebuilder of engine management computers and MAF sensors, has positioned the registrant as a key supplier in the fast growing remanufactured electronics market. In 1994, the registrant vastly increased its offering of remanufactured computers, and instituted a program to offer slower-moving items by overnight shipment from its factory. This has enabled the registrant's customers to expand their coverage without increasing inventory investment. In 1995, Blue Streak Electronics, Inc. opened a research and development center in Haifa, Israel. A joint venture with Intermotor Limited, initiated at the beginning of 1996, will supply rebuilt engine computers for Europe.

            The Registrant has begun the manufacture of MAP/Barometric Pressure sensors - electronic devices which measure air pressure and convert it to computer inputs. These products have previously been available only from OE suppliers. Using an integrated electronic pressure module developed by Motorola, the Standard design offers advantages in reduced component count, higher yield, and greater reliability. The joint Standard/Motorola effort reduced the design-to-market cycle by many months, while raising quality and lowering costs.


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

            EIS brake products account for approximately 25% of the registrant's revenues, making it the second largest revenues source for the registrant. We anticipate that EIS's growth will be enhanced in 1996 and the future as a result of the increased wear on friction products resulting from front wheel drives and other vehicle design dynamics. The Company's growth should also be enhanced by the continued vertical integration of its manufacturing capabilities, emphasis on new market channels such as OE Service and Undercar, and continued expansion of product line offerings.

            In 1994, a joint venture with Autoline Industries was begun to manufacture loaded calipers (disc brake calipers pre-assembled with disc pads and hardware). This plant, located in California, is in full operation and sales are growing. In 1995 the Company established a factory in Canada to manufacture brake friction materials. This operation gave us a toehold in the rapidly growing friction business, and is expected to reduce costs significantly in 1996 and after.

            The brake rebuilding factory in Rural Retreat, VA was closed at the end of 1995, and its operations consolidated into the Manila, AR operation, with savings in overhead costs and no disruption of customer service.

            In 1995 the manufacture of wheel cylinders and brake hoses at the Berlin plant was converted to CNC machining centers, with quick-change tooling. These essential low-volume parts can now be made economically in smaller batches, with consequent reductions of inventories. Just-in-time manufacturing cells have recently been implemented in the manufacture of clutch master and slave cylinders, also aimed at reducing in-process inventories and improving turnaround time. A new pack-to-order system, including an automated carousel picking system, was completed in 1995. The Company can now replace multiple branded inventories with lesser inventories of unpackaged products.

            Wires and Cables    Wire and cable parts account for about 7% of the
            ----------------
registrant's revenues. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

            A major part of this product line is the sale of ignition wire sets. The registrant has historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. With the growing customer interest in lower-priced products, the registrant introduced a second line of wire and cable products in 1989. This line has steadily expanded to include import coverage, and in 1995 was offered under the registrant's Tru-Tech brand name. The acquisition of Federal Parts Corporation in February 1996, the leading supplier of economy wire sets in the industry, will further expand the Registrant's presence in the ignition wire business.

            Fuel System Parts    Fuel system parts account for about 6% of the
            -----------------
registrant's revenues. The registrant manufactures and markets over 2,000 parts for the maintenance and repair of automotive fuel systems. These include parts for carburetors, mechanical and electric fuel pumps, and fuel injection systems.

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

            In 1988 the registrant began manufacturing mechanical fuel pumps, and added the manufacture of electric fuel pumps in 1994. Electric pumps are replacing the traditional mechanical units at O.E. levels, since they are more easily integrated into an electronic fuel injection system. Electric pumps are expected to become the dominant technology, and the fuel pump is now seen as an integral part of the engine management system.


            Climate Control Systems      The registrant manufactures and
            -----------------------
markets a line of replacement parts for automotive climate control systems
(air conditioning and heating), primarily under the brand name Four Seasons. However, in recent years Four Seasons has offered private label packaging to its larger accounts which are experiencing significant growth. Revenues from Four Seasons account for approximately 20% of the registrant's total sales.

            In 1995 Four Seasons continued its double-digit annual sales growth and is now one of the industry's largest marketers of automotive climate control products. To further strengthen its position as an industry leader, in 1995 the division completed two acquisitions and initiated a number of start-up operations.

            Air Parts, a packager/distributor of promotionally-priced air conditioning parts, was acquired in June 1995. In a related move, the Company acquired Automotive Dryers, a manufacturer and distributor of steel receiver dryers and accumulators. The Air Parts and Automotive Dryers operations will remain in their Cumming, GA facilities.

            In early 1995, Unimotor, Ltd. was established in Ontario, Canada to manufacture small, difficult-to-source, motors to augment Four Seasons' motor coverage. Additionally, a heat exchange manufacturing plant was started in Dallas to produce aluminum evaporators and related products.

            Mid-1996 will see the opening of Four Seasons Europe (FSE), a European distribution center, in Strasbourg, France. Working through regional distributors, FSE will provide overnight availability of Four Seasons' product line to Europe.

            Four Seasons has expanded its use of first computerized (CNC) machining centers to manufacture internal components for use in the compressor remanufacturing process. The Company has developed expertise in machining components and has expanded its manufacturing capabilities. These capabilities have permitted the Company to recently initiate production of completely new air conditioning system compressors - a first by an aftermarket company.

            Champ Service Line Products         In 1995, Champ accounted for
            ---------------------------
approximately 7% of the registrant's total sales. The division markets over 9,000 different automotive-related items, ranging from mirrors, window cranks and antennas to cleaning and polishing materials, specialty tools and maintenance supplies.

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

            In February 1995, the Company acquired the assets and certain liabilities of Pik-A-Nut Corporation, a reseller of a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket in both retail and bulk packaging. This acquisition expands the capability of Champ to supply a full line of service products to the automotive aftermarket.
                                     - 7 -
            The sales and service work formerly done by Champ's sales force was turned over to a network of independent sales agents at the close of 1995. We believe this will result in both reduced costs and better service to our customers.

    (c)     Narrative Description of Business
            ---------------------------------

            Sales and Distribution       The registrant sells its products
            ----------------------
the United States and Canada under its proprietary brand names and private labels to approximately 1,600 warehouse distributors, who distribute to approximately 27,000 jobber outlets. The jobbers sell the registrant's products primarily to professional mechanics, and secondarily to consumers who perform their own automobile repairs. The registrant has a direct field sales force of approximately 460 persons.

            The registrant generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.e. jobbers and professional mechanics). In 1995 the registrant conducted approximately
5,200 instructional clinics, which teach mechanics how to diagnose and repair complex new electronic ignition systems, automotive brake systems and climate control systems. The registrant also publishes and sells service manuals and video/cassettes and provides a free technical information bulletin service to registered mechanics. In addition, our Standard Plus Club, a professional service dealer network comprising approximately 13,000 members, offers technical and business development support and has a technical service telephone hotline.

            The registrant continued expansion into the retail market by selling its products to large retail chains. The registrant expects continued growth in the retail market in future years.

            Production and Engineering       The registrant engineers, tools and
            --------------------------
manufactures many of the components for its products, except for certain commonly available small parts in climate control, brake and fuel system products and all of the Champ Service Line. The Company also performs its own plastic and rubber molding operations, extensive screw machining and stamping operations, automated electronics assembly and a wide variety of other processes.

            The registrant has engineering departments staffed by 100 persons, approximately 64% of whom are graduate engineers. The departments perform product research and development and quality control and, wherever practical, design machinery for automation of the registrant's factories.

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

                                     - 8 -

            Backlog         Backlog is maintained at minimal levels by the
            -------
registrant. The registrant primarily fills orders, as received, from inventory and manufactures to maintain inventory levels.

            Supplies         The principal raw materials purchased by the
            --------
registrant consist of brass, electronic components, fabricated copper (primarily in the form of magnet wire and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, thermo-set and thermo plastic molding powders, cast iron castings and friction lining materials. All of these materials are purchased in the open market and are available from a number of prime suppliers.

            Insurance      The registrant maintains basic liability coverage
            ---------
(general, product and automobile) of $1 million and umbrella liability coverage of $50 million. Historically, the registrant has not experienced casualty losses in any year in excess of its coverage. Management has no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed the registrant's coverage.

            Employees       The registrant has approximately 3,470 employees
            ---------
in the United States, Canada, Puerto Rico, Israel and Hong Kong. Of these, approximately 1,600 are production employees. Long Island City, New York production employees are covered by a collective bargaining agreement with the United Auto Workers, which expires on October 1, 1998. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 2, 1997. Berlin, Connecticut employees were covered by a collective bargaining agreement with the United Auto Workers, which expired on June 1, 1995. These employees have been working since June 1, 1995 without a collective bargaining agreement. The registrant believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers. In the opinion of management, employee relations have been good. There have been no significant strikes or work stoppages in the last five years.




    (d)     Financial Information About Export Sales
            ----------------------------------------

            The registrant sells its general line of products primarily through Canada, Latin America, Europe and the Middle East. The table below shows the registrant's export sales for the last three years:

                                                 (U.S. Dollars in thousands)

Years Ended December 31,         1995          1994          1993
------------------------         ----          ----          ----

           Canada             $38,876       $38,109       $32,341
           All Others          11,768        12,341        12,746
                              -------       -------       -------
           Total              $50,644       $50,450       $45,087
                              -------       -------       -------
                              -------       -------       -------
                                     - 9 -

ITEM 2.  PROPERTIES
-------------------

            The registrant maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

            The table below describes the registrant's major (a) manufacturing and packaging properties and (b) warehousing properties. (For information with respect to rentals, see note 16 of Notes to Consolidated Financial Statements on page F14.).

    (a)     Manufacturing Properties
            ------------------------

                                                       Approximate   Products
                                                       Number of     (See Key
Location          Square Feet  Owned or Leased         Employees     On Page 11)
--------          -----------  ---------------         ----------    -----------

Long Island City,   318,000    Owned (1) (2) (5)             526     A, B, I
    New York
Edwardsville,       150,000    Owned                         177     C
    Kansas
Puerto Rico         114,000    Leased (expires in 1997)      233     A, B, H, I
Puerto Rico          24,100    Leased (expires in 2004)       48     B
Hong Kong            22,500    Leased (expires in 1997)       91     I
Grapevine, Texas    180,000    Owned (2) (3)                 397     E
Middletown, CT      161,700    Owned (7)                     -0-
Berlin, CT          165,000    Owned (1)                     183     H
Manila, AR          119,300    Owned                         214     F
Manila, AR          100,000    Owned (2) (8)                  19     F
Rural Retreat, VA    72,300    Leased (expires in 2003) (9)   32     F
West Bend, WI       110,600    Owned (4)                     -0-
Ontario, CA         107,600    Leased (expires in 2003)       42     F
Mississauga, Canada  94,600    Leased (expires in 2004)       29     F
St. Thomas, Canada   40,000    Owned                          42     E
Cumming, GA          32,000    Leased (expires in 2000) (11)  35     E
Dallas, Texas        28,400    Leased (expires in 1998) (13)   3     E
Herzliya, Israel      1,800    Leased (expires in 1996) (14)   2     I


                                       -Continued-


                                  See Notes on page 12





                                     - 10 -

    (b)     Warehousing Properties
            ----------------------

                                                    Approximate
                                                    Number of
Location          Square Feet Owned or Leased       Employees    Products
--------          ----------- ---------------       ----------   -----------

Disputanta, VA      411,000   Owned                       249    A, B, D, I
Edwardsville,       205,000   Owned (1)                   165    C, D
    Kansas
Reno, Nevada         67,000   Owned                        18    A, B, C, E, I
Coppell, Texas      168,000   Owned (1)                   132    E
Berlin, CT           66,000   Owned                       153    H
Manila, AR          150,000   Owned (2) (6)                54    F, G
Mississauga, Canada  96,800   Leased (expires in 1996)(15) 44    A, B, C, D, E,
                                                                 F, H, I
Calgary, Canada      33,500   Leased (expires in 1998)     11    A, B, C, D, E,
                                                                 F, G, H, I
Ontario, CA         142,600   Leased (expires in 2003)     26    A, B, C, E,
                                                                 F, G, H, I
Grand Prairie, Texas 51,200   Leased (expires in 1996)      5    E
Huntington, Indiana  60,000   Leased (expires in 2000)     64    D
Dallas, Texas        57,300   Leased (expires in 2002)(10) -0-   C
Cumming, GA          30,000   Leased (expires in 2000)(12) 16    E




Product Key:   A)     Ignition
------------   B)     Fuel System Parts
               C)     Wire & Cable
               D)     Champ Service Line
               E)     Climate Control System Parts
               F)     Friction - Brake Shoes & Pads
               G)     Drums & Rotors
               H)     Hydraulic Brake System Components
               I)     Electronic Ignition





                                      See Notes on page 12






                                     - 11 -
NOTES TO PROPERTY SCHEDULE:
---------------------------

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

(3) Financed with a bond issue in 1980 for $2,670,000 fully paid off in 1993 and a bond issue in 1984 for $2,000,000 maturing through 1999.

(4) As of January 1, 1987, the registrant vacated this facility. It is now being leased by the registrant to a third party. This facility is presently being offered for sale.

(5)   This property was purchased on January 5, 1988.

(6)   Financed with a bond issue in 1989 for $2,500,000 maturing through 1999.

(7) Part of this facility is now being leased by the registrant to a third party. This facility is presently being offered for sale.

(8)   Financed with a bond issue in 1990 for $1,800,000 maturing through 2000.

(9) Under terms of the lease, the registrant has an option to purchase the property for $350,000 by 12/31/97 or $200,000 by 12/31/2002. As of
      January 15, 1996, the registrant vacated this facility. It is presently being offered for sale.

(10) This lease agreement was entered into in February 1996 in connection with the acquisition of the assets of Federal Parts, Corporation.

(11) This lease agreement was entered into in June 1995 in connection with the acquisition of the assets of Automotive Dryers, Inc.

(12) This lease agreement was entered into in June 1995 in connection with the acquisition of the assets of Air Parts, Inc.

(13) Heat exchange plant opened in 1995 to produce aluminum evaporators and related products.

(14)  This facility is engaged in research and development activities.

(15) A new 10 year lease agreement, signed in 1995, will take effect in July 1996. The Registrant will occupy 128,400 square feet of the same facility under the new lease agreement.
                                     - 12 -

ITEM 3.      LEGAL PROCEEDINGS
------------------------------

            Currently, there are no legal proceedings which management deems would have a material economic impact on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

                   None


                                   PART II
                                   -------

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-----------------------------------------------------------
              RELATED STOCKHOLDER MATTERS
              ---------------------------

            The Company's stock is listed on the New York Stock Exchange.
The number of Shareholders of record of Common Stock on February 29, 1996 was approximately 925 including brokers who hold approximately 7,215,255 shares in street name. The quarterly market price and dividend information is presented in the following chart.

Price Range of Common Stock and Dividends

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.

1995  Quarter  High    Low   Dividend    1994 Quarter  High    Low   Dividend
--------------------------------------------------------------------------------
      1st     $20.50  $18.75   $.08           1st     $26.88  $16.00   $.08

      2nd      20.63   18.88    .08           2nd      18.38   14.75    .08

      3rd      20.63   18.75    .08           3rd      19.75   17.38    .08

      4th      19.13   14.50    .08           4th      19.75   16.88    .08
--------------------------------------------------------------------------------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company. As of December 31, 1995, approximately $16,195,000 of retained earnings was available under those agreements for payment of cash dividends and purchase of capital stock.

                                     - 13 -


                                   PART II  (CONT'D)
                                   -----------------

ITEM 6.        SELECTED FINANCIAL DATA
--------------------------------------
[CAPTION]


                                                  Years Ended December 31,
                                      -----------------------------------------------
                                         1995      1994      1993      1992      1991
                                      -----------------------------------------------
(In thousands, except per share data)
Net sales                            $663,485  $640,810  $582,851  $535,553  $534,808
Earnings before cumulative effect of
changes in accounting principles     $ 16,132  $ 23,665  $ 18,598  $  8,878  $  6,667
Net earnings                         $ 16,132  $ 23,665  $ 17,508  $  8,878  $  6,667
Earnings per share before cumulative
effect of changes in accounting
principles                           $   1.23  $   1.80  $   1.41  $    .68  $    .51
Net earnings per share               $   1.23  $   1.80  $   1.32  $    .68  $    .51
Working capital                      $232,173  $189,207  $188,220  $180,143  $113,937
Total assets                         $512,150  $462,351  $433,354  $384,616  $401,764
Long-term debt (excluding current
portion)                             $148,665  $109,927  $130,514  $136,111  $ 73,338
Stockholders' equity                 $210,400  $195,089  $178,183  $161,128  $155,328
Stockholders' equity per share       $  16.03  $  14.82  $  13.47  $  12.28  $  11.84
Cash dividends per common share      $    .32  $    .32  $    .32  $    .32  $    .32


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------------
   CONDITION AND RESULTS OF OPERATIONS
   -----------------------------------

Liquidity and Capital Resources -    In 1995, cash provided by operations
amounted to $801,000. This compares unfavorably to 1994 and 1993 when cash provided by operations was $21,104,000 and $22,065,000, respectively. Net earnings of $16,132,000 in 1995 were offset by an increase in inventories of
$17,749,000.   Cash used in investing activities in 1995 was $26,985,000
primarily due to capital expenditues and payments for 1995 acquisitions.   For
the three years ended December 31, 1995, capital expenditures totaled $16,651,000, $12,509,000 and $12,212,000, respectively. Cash provided by financing activities in 1995 of $34,201,000 was primarily due to $53 million in new long-term financing primarily offset by repayment of debt and dividend payments. In 1996, required long-term debt payments will be approximately $14,262,000.

In January 1996, the Company secured an additional $20,000,000 in long-term financing. In all three years in the three year period ended December 31, 1995, dividends paid were approximately $4,200,000. Overall, during 1995 stockholders' equity increased $15,311,000 to $210,400,000.




                                     - 14 -
                                   PART II  (CONT'D)
                                   -----------------
Total debt (current and non-current) increased $36,613,000. This was mainly due to an increase in inventories, capital expenditures and payments for acquisitions. The Company is continuing to aggressively pursue ways to reduce inventories. Significant efforts are focusing on pack-to-order systems and improved requirements forecasting systems. Pack-to-order systems retain parts in a bulk state until an order is received for a specific brand of product.

The Company expects capital expenditures for 1996, excluding acquisitions, to be approximately $17,000,000 primarily for new machinery and equipment. At December 31, 1995, the Company had unused lines of credit aggregating approximately $105,000,000 which will be used as a source of funding working capital requirements, capital expenditures and new acquisitions. The Company anticipates that its present sources of funds will continue to be adequate to meet its needs.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive component businesses. If such acquisitions are made, additional sources of capital could be required. It presently is anticipated that any such acquisition could be funded by presently available lines of credit. In February 1996 Federal Parts was acquired for approximately $13,400,000, plus contingent payments based on performance.

Comparison of 1995 to 1994 -

Net sales increased $22,675,000 or 3.5% from the comparable period in 1994 primarily due to a significant sales increase at the Climate Control Systems Division and sales resulting from 1995 acquisitions.

Cost of goods sold increased $28,374,000 from $415,687,000 to $444,061,000.
Gross margins, as a percentage of net sales, decreased from 35.1% to 33.1%. The decrease reflects the Company's continued expansion into lower margin business and an increase in customer returns and rebates.

Selling, general and administrative expenses increased by 4.6% or $8,270,000, and as a percentage of net sales, increased from 27.9% to 28.2%. The expense increase was primarily a result of costs related to a reorganization of the company's sales force, costs to acquire new customers, costs to support new acquisitions and higher variable distribution expenses due to increased sales, partially offset by lower bad debt expenses.

Other income (expense), net increased $1,193,000 primarily due to an increase in income from Blue Streak Electronics, Inc. and a higher rate of return on investments in 1995, partially offset by an increase in the loss on sale of accounts receivable.

Interest expense increased by $2,330,000 due to higher average borrowings.

Taxes based on earnings decreased $7,573,000 due to both lower earnings and a lower effective tax rate of 20.5% in 1995, as compared to 33.1% in 1994. The lower effective tax rate in 1995 was primarily due to the higher relative earnings of the Company's Puerto Rican and Hong Kong subsidiaries, which have lower tax rates than the U.S. statutory rate.






                                     - 15 -
                                   PART II  (CONT'D)
                                   -----------------
Comparison of 1994 to 1993 -

Net sales increased $57,959,000 or 9.9%. Sales increases were evident in all divisions with the largest percentage increases at the Climate Control Division and the Canadian Division. The increase in sales was predominantly due to volume increases.

Cost of goods sold increased $42,099,000 from $373,588,000 to $415,687,000.
Gross margins, as a percentage of net sales, decreased from 35.9% to 35.1%. The decrease reflects the price reductions implemented early in the first quarter to respond to competitive actions. It also reflects the continuing shift of sales mix to lower margin market segments.

Selling, general and administrative expenses increased by 5.7% or $9,693,000, but as a percentage of net sales, decreased from 29% to 27.9%. The expense increase was primarily due to increased new customer acquisition costs in the first half of 1994 and higher variable distribution expenses due to increased sales, partially offset by cost reduction programs.

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

Taxes based on earnings increased by $3,525,000 due to increased earnings and a higher effective tax rate. The higher effective tax rate in 1994 was primarily due to a lower relative benefit from earnings of the Company's Puerto Rico and Hong Kong subsidiaries, which have lower tax rates than the U.S. statutory rate.

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








                                     - 16 -
                                   PART II  (CONT'D)
                                   -----------------
Impact of Inflation - Although inflation is not a significant issue, the Company's management believes it will be able to continue to minimize any adverse effect of inflation on earnings. This will be achieved principally by cost reduction programs and, where competitive situations permit, selling price increases.

Future Results of Operations - The Company is continuing to face competitive pressures. In order to sell at competitive prices while maintaining profit margins, the Company is continuing to focus on overhead and cost reduction. This is being done through acquisitions, start-ups and joint ventures. In 1995, the Company achieved more than $10 million in annual savings.


The Company is continuing to broaden its customer base both geographically and to new customers, including original equipment vehicle manufacturers. The Company has initiated joint ventures in China, Great Britain and Israel and will soon be distributing Four Seasons products throughout Europe from a distribution facility in France.

The Company will continue to pursue improved inventory management. The multiplicity of brands the Company offers has been a major factor in the dramatic increase in inventories during the past several years. This is being addressed with pack-to-order systems in significant locations and improved requirements forecasting systems. Pack-to-order is already in place at several major locations.

Recently Issued Accounting Standards - The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-lived Assets And For Long-lived Assets To Be Disposed Of" (SFAS 121). SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial statements.

The FASB issued Statement No. 123, "Accounting for Stock-Based
Compensation," which becomes effective for transactions entered into after December 15, 1995. The Company, as permitted by Statement No. 123, has not adopted the provisions of this statement when accounting for stock-based compensation and the Company believes any disclosure requirements in connection with such statement will not have a material effect on the consolidated financial statements.








                                     - 17 -

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP

New York, New York
February 24, 1996











                                     - F1 -

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Standard Motor Products, Inc.


We have audited the consolidated statements of earnings, changes in stockholders' equity and cash flows of Standard Motor Products, Inc. and subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Standard Motor Products, Inc. and subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.


                                          David Berdon & Co. LLP
                                          Certified Public Accountants

New York, New York
February 25, 1994










                                     - F2 -

[CAPTION]


Standard Motor Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)


                                                                            Years Ended December 31,
                                                                   ----------------------------------------
                                                                         1995          1994           1993
-----------------------------------------------------------------------------------------------------------
Net sales  ......................................................   $ 663,485     $ 640,810      $ 582,851
Cost of sales  ..................................................     444,061       415,687        373,588
-----------------------------------------------------------------------------------------------------------
            Gross profit  .......................................     219,424       225,123        209,263
Selling, general and administrative expenses  ...................     186,944       178,674        168,981
Provision for restructuring charges (Note 17)  ..................         - -           - -          2,781
-----------------------------------------------------------------------------------------------------------
            Operating income  ...................................      32,480        46,449         37,501
Other income (expense), net (Note 13)  ..........................       2,429         1,236          1,648
-----------------------------------------------------------------------------------------------------------
                                                                       34,909        47,685         39,149
Interest expense  ..............................................       14,618        12,288         12,344
-----------------------------------------------------------------------------------------------------------
            Earnings before taxes and cumulative
            effect of changes in accounting principles  ........       20,291        35,397         26,805
-----------------------------------------------------------------------------------------------------------
Taxes based on earnings (Note 14)
Current:
  Federal (principally U.S)  ...................................        5,037       10,294         11,475
  State and local  .............................................          791        2,851          2,275
-----------------------------------------------------------------------------------------------------------
                                                                        5,828       13,145         13,750
Deferred  .....................................................        (1,669)      (1,413)        (5,543)
-----------------------------------------------------------------------------------------------------------
                                                                        4,159       11,732          8,207
-----------------------------------------------------------------------------------------------------------
            Earnings before cumulative effect of
            changes in accounting principles  ..................       16,132       23,665         18,598

Cumulative effect of changes in accounting for postretirement
  benefits and income taxes, net (Notes 12 and 14)  ............          - -          - -         (1,090)
-----------------------------------------------------------------------------------------------------------
            Net earnings  ......................................    $   16,132    $ 23,665      $  17,508
-----------------------------------------------------------------------------------------------------------

Per share data:
 Earnings before cumulative effect of changes in
    accounting principles  ....................................     $     1.23    $   1.80      $    1.41
 Cumulative effect of changes in accounting principles  .......            - -         - -           (.09)
-----------------------------------------------------------------------------------------------------------
Net earnings per common and
   common equivalent share  ...................................     $     1.23    $   1.80      $    1.32
-----------------------------------------------------------------------------------------------------------
Cash dividends paid:
 Common stock - $.32 per share  ...............................     $    4,199    $  4,217      $   4,211
-----------------------------------------------------------------------------------------------------------
Average number of common and
 common equivalent shares  ....................................     13,125,892  13,165,567     13,226,678
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                     - F3 -
[CAPTION]


Standard Motor Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                                                    December 31,
                                                                                   ------------------------------------
                                                                                             1995                1994
                  -----------------------------------------------------------------------------------------------------
Assets            Current assets:
                   Cash and cash equivalents (Note 15)  ...........................     $    10,856         $     2,796
                   Marketable securities (Note 15)  ...............................           6,672               6,018
                   Accounts receivable, less allowances for discounts and
                    doubtful accounts of $5,907 (1994 - $5,708) (Note 3)  .........         112,436             109,966
                   Inventories (Note 4)  ..........................................         206,279             185,855
                   Deferred income taxes (Note 14)  ...............................          22,647              20,111
                   Prepaid expenses and other current assets  .....................           6,569               4,131
                  -----------------------------------------------------------------------------------------------------
                         Total current assets  ....................................         365,459             328,877
                  -----------------------------------------------------------------------------------------------------
                  Property, plant and equipment, net (Notes 5 and 8)  .............         109,537             104,126
                  -----------------------------------------------------------------------------------------------------
                   Other assets (Note 6)  .........................................          37,154              29,348
                  -----------------------------------------------------------------------------------------------------
                         Total assets  ............................................     $   512,150          $  462,351
                  -----------------------------------------------------------------------------------------------------
                  Current liabilities:
                   Notes payable - banks (Note 7)  ................................     $    10,200          $    6,600
Liabilities and    Current portion of long-term debt (Notes 8 and 15)  ............          14,262              19,987
Stockholders'      Accounts payable  ..............................................          36,577              40,517
Equity             Sundry payables and accrued expenses  ..........................          61,916              62,066
                   Payroll and commissions  .......................................          10,331              10,500
                  -----------------------------------------------------------------------------------------------------
                         Total current liabilities  ...............................         133,286             139,670
                  -----------------------------------------------------------------------------------------------------
                  Long-term debt (current portion shown above) (Notes 8 and 15)  ..         148,665             109,927
                  -----------------------------------------------------------------------------------------------------
                  Deferred income taxes (Note 14) .................................           5,730               4,863
                  -----------------------------------------------------------------------------------------------------
                  Postretirement benefits other than pensions (Note 12)  ..........          14,069              12,802
                  -----------------------------------------------------------------------------------------------------
                  Commitments and contingencies (Notes 8, 9, 15 and 16)
                  Stockholders' equity (Notes 8, 9, 10 and 11):
                    Common Stock - par value $2.00 per share:
                     Authorized 30,000,000 shares, issued 13,324,476 shares in 1995 and
                      1994 (including 196,650 and 203,650 shares held as treasury shares
                      in 1995 and 1994, respectively)  ............................          26,649              26,649
                    Capital in excess of par value  ...............................           2,651               2,555
                    Loan to Employee Stock Ownership Plan (E.S.O.P.)   ............          (5,025)             (6,705)
                    Minimum pension liability adjustment  .........................             (27)             (1,204)
                    Retained earnings  ............................................         189,837             177,904
                    Foreign currency translation adjustment  ......................             150                (139)
                  -----------------------------------------------------------------------------------------------------
                  .................................................................         214,235             199,060
                  Less: Treasury stock - at cost  .................................           3,835               3,971
                  -----------------------------------------------------------------------------------------------------
                           Total stockholders' equity  ............................         210,400             195,089
                  -----------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity  ............      $  512,150          $  462,351
                  -----------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.
                                     - F4 -
[CAPTION]



        Standard Motor Products, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows
        (In thousands)


                                                                                            Years Ended December 31,
                                                                                   ------------------------------------
                                                                                         1995         1994         1993
              ---------------------------------------------------------------------------------------------------------
Cash Flows    Net earnings  ......................................................   $ 16,132     $ 23,665     $ 17,508
From          Adjustments to reconcile net earnings to net cash
Operating     provided by operating activities:
Activities        Cumulative effect of changes in accounting for postretirement
                  benefits and income taxes, net  ................................        - -          - -        1,090
                  Depreciation and amortization  .................................     13,680       12,278       11,586
                  Loss on disposal of property, plant & equipment  ...............        101          364          204
                  Proceeds from sales of trading securities  .....................     12,190        7,500          - -
                  Purchases of trading securities  ...............................    (12,573)      (7,676)         - -
                  (Increase) in deferred income taxes  ...........................     (1,671)      (1,411)      (5,543)
                  Tax benefits applicable to E.S.O.P.  ...........................        119          123          124
                  Tax benefits applicable to the exercise of employee stock options         6          249        1,240
                  Change in assets and liabilities, net of effects from acquisitions;
                    (Increase) in accounts receivable, net  ......................        (51)      (7,203)     (13,890)
                    (Increase) in inventories  ...................................    (17,749)     (26,032)     (10,893)
                    (Increase) decrease in other assets ..........................     (3,060)       3,589      (12,905)
                    Increase (decrease) in accounts payable  .....................     (5,478)        (842)      14,237
                    Increase (decrease) in other current assets and liabilities  .     (1,799)         956        3,961
                    Increase in sundry payables and accrued expenses  ............        954       15,544       15,346
              ---------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities  .........................        801       21,104       22,065
              ---------------------------------------------------------------------------------------------------------
Cash Flows    Proceeds from held-to-maturity securities  .........................      6,400        5,828          - -
From          Purchases of held-to-maturity securities  ..........................     (8,899)     (13,618)         - -
Investing     Proceeds from sales of marketable securities  ......................        - -          - -       18,263
Activities    Purchases of marketable securities  ................................        - -          - -      (19,930)
              Capital expenditures, net of effects from acquisitions  ............    (16,651)     (12,509)     (12,212)
              Payment for acquisitions, net of cash acquired  ....................     (7,835)         - -          - -
              ---------------------------------------------------------------------------------------------------------
              Net cash (used in) investing activities  ...........................    (26,985)     (20,299)     (13,859)
              ---------------------------------------------------------------------------------------------------------
Cash Flows    Net borrowings under line-of-credit agreements  ....................      3,600        1,500        5,100
From          Proceeds from issuance of long-term debt  ..........................     53,000          - -          - -
Financing     Principal payments of long-term debt  ..............................    (19,987)      (5,535)     (16,010)
Activities    Reduction of loan to E.S.O.P.  .....................................      1,680        1,680        1,680
              Proceeds from exercise of employee stock options  ..................        107          538        5,086
              Purchase of treasury stock  ........................................        - -       (4,301)      (4,524)
              Dividends paid  ....................................................     (4,199)      (4,217)      (4,211)
              ---------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities  ...............     34,201      (10,335)     (12,879)
              ---------------------------------------------------------------------------------------------------------
              Effect of exchange rate changes on cash  ...........................         43          (20)          (6)
              ---------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash  ...................................      8,060       (9,550)      (4,679)
              Cash and cash equivalents at beginning of year  ....................      2,796       12,346       17,025
              ---------------------------------------------------------------------------------------------------------
              Cash and cash equivalents at end of year  ..........................   $ 10,856     $  2,796     $ 12,346
              ---------------------------------------------------------------------------------------------------------
              Supplemental disclosure of cash flow information:
              Cash paid during the year for:
              Interest   .........................................................   $ 14,604     $ 12,377     $ 12,160
              Income taxes   .....................................................      7,642       14,376       10,635
              ---------------------------------------------------------------------------------------------------------

              See accompanying notes to consolidated financial statements.
                                     - F5 -
[CAPTION]



Standard Motor Products, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)


                                            Years Ended December 31, 1995, 1994 and 1993
------------------------------------------------------------------------------------------------------------------------

                                                                     Minimum              Foreign
                                            Capital in    Loan       Pension              Currency
                                     Common  Excess of     to       Liability  Retained  Translation Treasury
                                      Stock  Par Value   E.S.O.P.  Adjustment  Earnings  Adjustment    Stock      Total
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992  ..   $  26,458 $  1,654   $ (10,065) $    (664) $ 145,159             $ (1,414) $ 161,128
Net earnings - 1993  ...........                                                 17,508                          17,508
Cash dividends paid  ...........                                                 (4,211)                         (4,211)
Exercise of employee stock options       162     (898)                                                 5,822      5,086
Minimum pension liability adjustment                                      83                                         83
Tax benefits applicable to
  Employee Stock Ownership Plan                   124                                                               124
Tax benefits applicable to the exercise
  of employee stock options  ...                1,240                                                             1,240
Employee Stock Ownership Plan  .                            1,680                                                 1,680
Purchase of treasury stock  ....                                                                      (4,524)    (4,524)
Foreign currency translation adjustment                                                     $    69                  69
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993  ..      26,620    2,120      (8,385)      (581)   158,456          69     (116)   178,183
Net earnings - 1994  ...........                                                 23,665                          23,665
Cash dividends paid  ...........                                                 (4,217)                         (4,217)
Exercise of employee stock options        29       63                                                    446        538
Minimum pension liability adjustment                                    (623)                                      (623)
Tax benefits applicable to
  Employee Stock Ownership Plan                   123                                                               123
Tax benefits applicable to the exercise
  of employee stock options  ...                  249                                                               249
Employee Stock Ownership Plan  .                            1,680                                                 1,680
Purchase of treasury stock  ....                                                                      (4,301)    (4,301)
Foreign currency translation adjustment                                                        (208)               (208)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994  ..      26,649    2,555      (6,705)    (1,204)   177,904        (139)  (3,971)   195,089
Net earnings - 1995  ...........                                                 16,132                          16,132
Cash dividends paid  ...........                                                 (4,199)                         (4,199)
Exercise of employee stock options                (29)                                                   136        107
Minimum pension liability adjustment                                   1,177                                      1,177
Tax benefits applicable to
  Employee Stock Ownership Plan                   119                                                               119
Tax benefits applicable to the exercise
  of employee stock options  ...                    6                                                                 6
Employee Stock Ownership Plan  .                            1,680                                                 1,680
Foreign currency translation adjustment                                                         289                 289
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995  ..   $  26,649 $  2,651   $  (5,025) $     (27) $ 189,837     $   150 $ (3,835) $ 210,400
------------------------------------------------------------------------------------------------------------------------

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

   Use of Estimates

   In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements.  Actual results could differ from those estimates.

   Reclassifications

   Where appropriate, certain amounts in 1993 and 1994 have been reclassified to conform with the 1995 presentation.

   Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   Marketable Securities

   At December 31, 1995, held-to-maturity securities amounted to approximately $13,290,000 and trading securities amounted to approximately $582,000.

   Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of December 31, 1995, $6,090,000 of the held-to-maturity securities mature within one year and $7,200,000 mature within five to ten years.

        The first-in, first-out method is used in computing realized gains or losses.

   Inventories

   Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market.

   Property, Plant and Equipment

   These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:
                                               Estimated Life
                                               --------------
        Buildings                              30 to 33 1/2 years
        Building and land improvements         10 to 20 years or
                                               life of building
        Machinery and equipment                7 to 12 years
        Tools, dies and auxiliary equipment    3 to 8 years
        Furniture and fixtures                 3 to 12 years
        Leasehold improvements                 10 years or life of lease


   Revenue Recognition

   The Company recognizes revenues from product sales upon shipment to the customers. Appropriate provisions are made for product returns.

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

   Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions and does require collateral or other security to support customer receivables where appropriate. Members of one marketing group represent the Company's largest group of customers and accounted for 15% of consolidated net sales for the years ended December 31, 1995 and December 31, 1994. No individual member of this marketing group accounted for more than 10% of net sales for the years ended December 31, 1995 and December 31, 1994. The Company's five largest individual customers, including the members of this marketing group, accounted for 29% and 27% of net sales in 1995 and 1994, respectively.

                                     - F7 -

2. Acquisitions

   In April 1993, the Company acquired, for approximately $9,000,000, substantially all of the general service line inventory and certain other related assets of APS, Inc., a national distributor of automotive parts, along with a ten-year agreement to supply this product line to APS, Inc. on an exclusive basis. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $15,500,000 in 1995, $16,300,000 in 1994 and $10,900,000 in 1993.

        During 1994 the Company made two additional investments. The investments had no significant effect on the Company's financial position or results of operations.

        In February 1995, the Company acquired, for approximately $3,900,000, the assets and certain liabilities of Pik-A-Nut Corporation. Located in Huntington, Indiana, Pik-A-Nut Corporation distributes a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $3,800,000 in 1995 and had an immaterial effect on consolidated net earnings for the same period.

        In June 1995, the Company acquired, for approximately $4,000,000, the assets and certain liabilities of Automotive Dryers, Inc. and Air Parts, Inc. Automotive Dryers, Inc., located in Cumming, Georgia, manufactures and distributes receiver filter dryers and accumulators for mobile air conditioning systems. Air Parts, Inc., also situated in Cumming, Georgia, is a distributor of parts for mobile air conditioning systems. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $3,400,000 in 1995 and had an immaterial effect on consolidated net earnings for the same period.

        In November 1995, the Company entered into a joint venture in China. The joint venture will produce ignition modules for use in Chinese original equipment applications. The Company acquired 40% ownership in the joint venture and the investment is accounted for under the equity method. The accompanying consolidated Financial Statements include the investment at December 31, 1995 of $1,160,000 in "Other assets". The joint venture had an immaterial effect on consolidated net earnings in 1995.

        Subsequent to year end 1995, the Company acquired substantially all of the assets and certain liabilities of Federal Parts Corporation for approximately $13,400,000 plus contingent payments based on performance. Located in Dallas, Texas, Federal Parts assembles and distributes ignition wire sets and battery cables.

3. Sale of Accounts Receivable

   On December 20, 1993, the Company entered into a new three-year agreement whereby it can sell up to a $25,000,000 undivided interest in a designated pool of certain eligible accounts receivable. At December 31, 1995 and 1994, net receivables amounting to $25,000,000 had been sold under these agreements. As collections reduce previously sold undivided fractional interest, new receivables are customarily sold up to the $25,000,000 level. At the expiration of the agreement, the Company and the purchaser share a proportionate risk of loss based on the ratio of the purchaser's interest to the eligible pool of accounts receivable (see Note 13).

4. Inventories
   (In thousands)

                                                        December 31,
                                                --------------------------------
                                                    1995            1994
   -----------------------------------------------------------------------------
   Inventories consist of:
     Finished goods  ....................      $ 125,839       $ 114,021
     Work in process   ..................         12,597          19,336
     Raw materials  .....................         67,843          52,498
   -----------------------------------------------------------------------------
     Total inventories ..................      $ 206,279       $ 185,855
   -----------------------------------------------------------------------------

5. Property, Plant and Equipment
   (In thousands)

                                                        December 31,
                                                --------------------------------
                                                    1995            1994
   -----------------------------------------------------------------------------
   Property, plant and equipment consist of the following:
     Land, buildings and improvements  ......  $   70,159      $   67,819
     Machinery and equipment  ...............      76,263          65,146
     Tools, dies and auxiliary equipment  ...       7,766           7,244
     Furniture and fixtures  ................      17,339          15,025
     Leasehold improvements  ................       5,486           4,641
     Construction in progress  ..............       7,527           7,481
   -----------------------------------------------------------------------------
                                                  184,540         167,356
     Less, accumulated depreciation
      and amortization  ....................       75,003          63,230
   -----------------------------------------------------------------------------
     Total property, plant and
      equipment, net  ......................    $ 109,537       $ 104,126
   -----------------------------------------------------------------------------

6. Other Assets
   (In thousands)

                                                    December 31,
                                                --------------------------------
                                                    1995            1994
   -----------------------------------------------------------------------------
   Other assets consist of the following:
     Deferred new customer acquisition costs.. $   13,596      $   12,233
     Marketable securities  ..................      7,200           4,800
     Unamortized customer supply agreements ..      5,638           6,908
     Equity in joint ventures  ...............      3,995           2,196
     Goodwill  ...............................      3,561              --
     Pension assets  .........................        476             632
     Other  ..................................      2,688           2,579
   -----------------------------------------------------------------------------
     Total other assets                        $   37,154      $   29,348
   -----------------------------------------------------------------------------

        Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $53,499,000 and $51,935,000 in 1995 and 1994, respectively.

                                     - F8 -


7. Notes Payable - Banks

   The maximum amount of short-term bank borrowings outstanding at any month-end was $91,000,000 in 1995 and $38,500,000 in 1994, and averaged
   $61,483,000 and $27,268,000, respectively. The weighted average short-term interest rate was 6.47% for 1995 and 4.77% for 1994. At December 31, 1995, the Company had unused lines of credit aggregating approximately $105,000,000.

8. Long-Term Debt
   (In thousands)

                                                        December 31,
                                                --------------------------------
                                                    1995            1994
   -----------------------------------------------------------------------------
   Long-term debt consists of:
   7.85% senior note payable  ..............   $   65,000      $   65,000
   6.81% senior note payable  ..............       53,000              --
   9.75%-10.50% senior note payable ........        2,000           4,000
   9.47% senior note payable  ..............       30,000          30,000
   6.01% senior note payable  ..............           --          15,000
   Credit Agreement  .......................        5,034           6,714
   7.50%-10.50% purchase obligations  ......        7,113           8,200
   Floating rate purchase obligation  ......          780             950
   9.50% mortgage payable  .................           --              50
   -----------------------------------------------------------------------------
                                                  162,927         129,914
   Less current portion  ...................       14,262          19,987
   -----------------------------------------------------------------------------
   Total noncurrent portion of long-term debt   $ 148,665       $ 109,927
   -----------------------------------------------------------------------------

        Under the terms of the $65,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 1996.

        The $53,000,000 is part of a $73,000,000 note agreement. An additional $20,000,000 was received in January 1996. Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

        Under the terms of the $2,000,000 senior note agreement, the Company is required to repay the remaining loan in one installment in 1996.

        Under the terms of the $30,000,000 senior note agreement, the Company is required to repay the loan in seven varying annual installments beginning in 1998. Subject to certain restrictions, the Company may make prepayments without premium beginning in 1998.

        The $15,000,000 senior note agreement was fully paid off in 1995.

        The Credit Agreement matures in varying annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the London Interbank Offering Rate ("LIBOR") plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee
   Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989 (see Note 11).

        The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

        The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by properties having a net book value of approximately $20,528,000 at December 31, 1995.

        The floating rate purchase obligation matures in annual installments through 1999, bears interest at sixty-five percent of prime, and is secured by property having a net book value of approximately $1,821,000 at December 31, 1995.

        The mortgage payable was fully paid off in 1995.

        Maturities of long-term debt during the five years ending December 31, 2000 are $14,262,000, $12,312,000, $16,601,000, $14,982,000 and $22,019,000
   respectively. Including the additional $20,000,000 received in January 1996, $24,876,000 of long-term debt matures in 2000.

        Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At December 31, 1995, the Company had unrestricted retained earnings of $16,195,000.

9. Stockholders' Equity

   The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock are 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 1995.

        On January 17, 1996, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company. The dividend is payable on March 1, 1996 to the shareholders of record as of February 15, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

                                     - F9 -


        The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company's outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding common shares. Once the rights become exercisable they entitle all other shareholders to purchase, by payment of an $80.00 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on February 28, 2006.

        On April 20, 1994, the Company announced that the Board of Directors has authorized the repurchase by the Company of up to 200,000 shares of its common stock to be used to meet present and future requirements of its stock option program. As of December 31, 1995, 90,300 shares were repurchased at a cost of $1,480,000.

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

        On May 26, 1994, the shareholders approved an increase of 400,000 shares for issuance under the Company's 1994 Omnibus Stock Option Plan. At December 31, 1995, 431,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 281,000 shares were subject to outstanding options.

        The changes in outstanding options are as follows:
                                     1995         1994         1993
   -----------------------------------------------------------------------------
   Outstanding at beginning..      288,000       82,300      437,700
   Granted...................           --      250,000       32,000
   Exercised (1995 - $12.75 to
   $16.39, 1994 and 1993 -
   $10.13 to $16.88).........       (7,000)     (35,950)    (378,650)
   Terminated and expired....           --       (8,350)      (8,750)
   -----------------------------------------------------------------------------
   Outstanding at end........      281,000      288,000       82,300
   -----------------------------------------------------------------------------
   Vested at end.............       93,500       38,000       82,300
   -----------------------------------------------------------------------------
   Aggregate option price....   $4,648,925   $4,756,375   $1,337,688
   -----------------------------------------------------------------------------

   At a price range per share of:

                        1995                1994                1993
   -----------------------------------------------------------------------------
   Beginning      $12.75 to $18.56    $10.13 to $18.56    $10.13 to $16.88
   End            $12.75 to $18.56    $12.75 to $18.56    $10.13 to $18.56
   -----------------------------------------------------------------------------

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

   (In thousands)
                                                           December 31,
                                                  ------------------------------
                                                     1995    1994    1993
   -----------------------------------------------------------------------------
   Net periodic pension cost for 1995, 1994
   and 1993 includes the following components:
   Service cost - benefits earned
   during the period .....................           $235    $250    $248
   Interest cost on projected benefit
   obligation ............................            634     631     613
   Actual return on plan assets ..........         (1,760)    (88)   (960)
   Net amortization and deferral .........          1,185    (521)    391
   -----------------------------------------------------------------------------
   Net periodic pension cost .............           $294    $272    $292
   -----------------------------------------------------------------------------

                                     - F10 -


        The following table sets forth the plans funded status at December 31, 1995 and 1994:
   (In thousands)
                                                           December 31,
                                                  ------------------------------
                                                             1995      1994
   -----------------------------------------------------------------------------
   Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $(9,710) and $(9,706) in
   1995 and 1994, respectively ...............           $(10,317) $(10,322)
   -----------------------------------------------------------------------------
   Projected benefit obligation for
   service rendered to date ..................           $(10,317) $(10,322)
   Plan assets at fair value (primarily
   debt securities, commercial mortgages
   and listed stocks) ........................              9,814     8,486
   -----------------------------------------------------------------------------
   Plan assets (less than) projected
   benefit obligation ........................               (503)   (1,836)
   Unrecognized prior service cost ...........                416       460
   Unrecognized net loss .....................                 27     1,343
   Unrecognized net obligation being
   recognized over 15 years ..................                145       172
   Adjustment required to recognize
   minimum liability .........................               (588)   (1,975)
   -----------------------------------------------------------------------------
   Accrued pension cost included in
   accrued expenses ..........................              $(503)  $(1,836)
   -----------------------------------------------------------------------------
   Assumptions used in accounting
   for the pension plan are as follows:                1995    1994    1993
   -----------------------------------------------------------------------------
   Discount rates ............................         6.5%    6.5%    6.5%
   Expected long-term rate of return
   on assets .................................         8.0%    8.0%    8.0%
   -----------------------------------------------------------------------------
        In addition, the Company participates in several multiemployer plans which provide defined benefits to substantially all unionized workers. The Multiemployer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multiemployer plans. The Company has not received information from the plans' administrators to determine its share, if any, of unfunded vested benefits.

        The Company and certain of its subsidiaries also maintain various defined contribution plans, which include profit sharing, providing retirement benefits for other eligible employees.

        The provisions for retirement expense in connection with the plans are as follows:
                                                               Defined
                                              Multi-        Contribution
                                         employer Plans    and Other Plans
   -----------------------------------------------------------------------------
   Year-end December 31,
        1995                               $366,000           $3,091,000
        1994                                379,000            5,033,000
        1993                                358,000            4,760,000
   -----------------------------------------------------------------------------

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

        During 1995, 1994 and 1993, 97,100, 96,800 and 100,700  shares were allocated to the employees, leaving 301,700 unallocated shares in the ESOP trust at December 31, 1995.

        Contributions to the ESOP are based on a predetermined formula which is primarily tied into dividends earned by the ESOP and loan repayments. The provision for expense in connection with the ESOP was approximately $1,334,000 in 1995, $1,321,000 in 1994 and $1,380,000 in 1993. The expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $289,000, $296,000 and $305,000 for the years ended December 31, 1995, 1994 and 1993, respectively, from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $515,000, $645,000 and $772,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

        At December 31, 1995 and 1994, indebtedness of the ESOP to the Company in the amounts of $5,025,000 and $6,705,000, respectively, is shown as deductions from stockholders' equity in the consolidated balance sheets. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the consolidated balance sheets.

        In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan for key employees of the Company. Under the plan, employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions were not significant in 1995 and 1994.

12.Postretirement Benefits

   The Company provides certain medical and dental care benefits to eligible retired employees. Approximately 1,800 employees and 200 retirees are eligible under this plan. Salaried employees become eligible for retiree health care benefits after reaching age 65 if they retire at age 65 or older with at least 15 years of continuous service. EIS Brake Parts unionized employees become eligible after reaching age 65 if they retire at age 65 or older with at least 10 years of continuous service. Other unionized employees are covered under union health care plans.

                                     - F11 -


        Generally, the health care plans pay a stated percentage of most health care expenses reduced for any deductible and payments made by government programs and other group coverage. The costs of providing most of these benefits has been shared with retirees since 1991. Retiree annual contributions will increase proportionally if the Companys health care payments increase.

        Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the expected cost of these postretirement benefits be charged to expense during the years that the employees render services. SFAS No. 106 was adopted using the immediate recognition transition option; the accumulated postretirement benefit obligation of $10,225,000, and related deferred tax benefit of $4,090,000 (net of $6,135,000), has been included in "cumulative effect of changes in accounting for postretirement benefits and income taxes, net" in the 1993 consolidated statement of earnings. This new accounting method has no effect on the Company's cash outlays for retiree benefits. The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

        The components of the net periodic benefit cost, excluding the cumulative effect of this accounting change, for the years ended December 31, 1995 and 1994 are as follows:

   (In thousands)
                                                             1995      1994
   -----------------------------------------------------------------------------
   Service cost.................................           $  592    $  701
   Interest cost ...............................            1,147       960
   Net amortization and deferral ...............               30        --
   -----------------------------------------------------------------------------
                                                           $1,769    $1,661
   -----------------------------------------------------------------------------

        The following table sets forth the amounts included in the accompanying consolidated balance sheets at December 31, 1995 and 1994:
   (In thousands)
                                                             1995      1994
   -----------------------------------------------------------------------------
   Accumulated Postretirement Benefit Obligation (APBO):

   Retirees ...........................................   $ 7,398   $ 4,012
   Fully eligible active participants .................       888     1,011
   Other active participants ..........................     9,731     7,779
   -----------------------------------------------------------------------------
                                                           18,017    12,802
   Less unrecognized net loss .........................     3,948        --
   -----------------------------------------------------------------------------
   Accrued postretirement benefit costs
   recognized in the balance sheet                        $14,069   $12,802
   -----------------------------------------------------------------------------
        For measuring the expected postretirement benefit obligation, a health care cost trend rate of 11 and 13 percent was assumed for 1995 and 1994, respectively. The rate was assumed to gradually decrease to 5 percent in 2002 and remain at that level thereafter. The weighted-average discount rate used in determining the APBO was 7 and 8 percent at December 31, 1995 and 1994.

        The health care cost trend rate has a significant effect on the APBO and net periodic benefit cost. A 1 percent increase in the trend rate for health care costs would increase the APBO by $2,718,000 and service and interest costs by $292,000.

13.Other Income (Expense), Net

   (In thousands)
                                                           December 31,
                                                  ------------------------------
                                                     1995    1994    1993
   -----------------------------------------------------------------------------

   Other income (expense), net consists of:
   Interest and dividend income ......             $2,066  $1,724  $1,648
   (Loss) on sale of accounts
   receivable (Note 3) ...............             (1,516) (1,107)   (660)
   Income from joint ventures ........              1,700     828     352
   Other - net .......................                179    (209)    308
   -----------------------------------------------------------------------------
   Total other income (expense), net               $2,429  $1,236  $1,648
   -----------------------------------------------------------------------------

14.Taxes Based on Earnings

   Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered. The cumulative catch-up adjustment resulted in a deferred tax benefit of $5,045,000, which has been included in the consolidated statements of earnings as "cumulative effect of changes in accounting for postretirement benefits and income taxes, net."

        Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings before income taxes and cumulative effect of changes in accounting principles follow:

   -----------------------------------------------------------------------------
                                                     1995    1994    1993
   -----------------------------------------------------------------------------
   U.S. federal income tax rate  .......            35.0%   35.0%   35.0%
   Increase (decrease) in tax rate
   resulting from:
     State and local income taxes, net
     of federal income tax benefit .....             1.4     5.2     5.5
     (Tax-exempt income)/
     non-deductible items - net ........             0.1     0.1     0.2
     Benefits of income subject to taxes
     at lower than the U.S. federal rate           (15.9)   (8.6)   (9.7)
     Other .............................            (0.1)    1.4    (0.4)
   -----------------------------------------------------------------------------
   Effective tax rate ..................            20.5%   33.1%   30.6%
   -----------------------------------------------------------------------------

                                     - F12 -

   The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

   (In thousands)
                                                           December 31,
                                                  -------------------------
                                                             1995      1994
   -----------------------------------------------------------------------------
   Deferred tax assets:
     Inventories .........................                $13,223   $12,161
     Allowance for customer returns ......                  4,943     6,075
     Postretirement benefits .............                  5,639     4,827

     Allowance for doubtful accounts .....                  1,209     1,287
     Accrued salaries and benefits .......                  2,123     1,315
     Other ...............................                  2,689     1,704
   -----------------------------------------------------------------------------

     Total ...............................                $29,826   $27,369
   -----------------------------------------------------------------------------
   Deferred tax liabilities:
     Depreciation ........................                $ 9,217   $ 8,847
     Promotional costs ...................                  2,272     1,820
     Other ...............................                  1,420     1,454
   -----------------------------------------------------------------------------
     Total ...............................                 12,909    12,121
   -----------------------------------------------------------------------------
     Net deferred tax assets .............                $16,917   $15,248
   -----------------------------------------------------------------------------

        Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

        The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $13,140,000 at the end of 1995, $12,502,000 at the end of 1994 and
   $10,011,000 at the end of 1993.

        Earnings of a subsidiary operating in Puerto Rico, amounting to approximately $11,278,000 (1994 - $9,482,000; 1993 - $7,285,000), which are not subject to United States income taxes, are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.29 per share in 1995 (1994 - $.24; 1993 - $.19).

        Foreign income taxes amounted to approximately $689,000, $1,097,000 and $838,000 for 1995, 1994 and 1993, respectively.

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

        The estimated fair values of the Company's financial instruments are as follows:

   (In thousands)
                                               Carrying            Fair
            December 31, 1995                   Amount             Value
   -----------------------------------------------------------------------------
   Cash and cash equivalents ...........      $ 10,856           $ 10,856
   Marketable securities ...............        13,872             13,879
   Long-term debt ......................      (162,927)          (169,485)
   Off-Balance Sheet financial instruments:
     Interest rate swaps:
       In a net payable position .......            --               (263)
   -----------------------------------------------------------------------------


   (In thousands)
                                               Carrying            Fair
            December 31, 1994                   Amount             Value
   -----------------------------------------------------------------------------
   Cash and cash equivalents ...........       $  2,796         $  2,796
   Marketable securities ...............         10,818           10,811
   Long-term debt ......................       (129,914)        (127,077)
   Off-Balance Sheet financial instruments:
     Interest rate swaps:
       In a net payable position .......             --             (482)
   -----------------------------------------------------------------------------

                                     - F13 -


16.Commitments and Contingencies
   Total rent expense for the three years ended December 31, 1995 was as follows:

   (In thousands)
                                                    Real
                                         Total     Estate    Other
   -----------------------------------------------------------------------------
   1995 ...........................     $5,839     $2,720   $3,119

   1994 ...........................      5,345      2,223    3,122
   1993 ..........................       5,544      2,320    3,224

        At December 31, 1995, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2004, under operating leases for real estate, as follows:
   (In thousands)
   1996 .....................                     $ 2,772

   1997 .....................                       2,305

   1998 .....................                       1,924
   1999 .....................                       1,818
   2000 .....................                       1,616
   Thereafter ...............                       5,387
   -----------------------------------------------------------------------------
                                                  $15,822
   -----------------------------------------------------------------------------

        At December 31, 1995, the Company had letters of credit outstanding aggregating approximately $1,513,000. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

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

18.Quarterly Financial Data (Unaudited)

                      Net         Gross           Net          Per
                     Sales        Profit        Earnings      Share
   -----------------------------------------------------------------------------
                      (In thousands, except per share amounts)
   -----------------------------------------------------------------------------
   1995 Quarter:
     First        $159,720      $ 54,199         $ 3,894      $ .30
     Second        184,040        60,768           8,301        .63
     Third         178,251        54,598           3,127        .24
     Fourth        141,474        49,859             810        .06
   -----------------------------------------------------------------------------
       Total      $663,485      $219,424         $16,132      $1.23
   -----------------------------------------------------------------------------

   1994 Quarter:
     First        $147,126      $ 50,226         $ 2,745      $ .21
     Second        187,645        63,989           8,216        .62
     Third         168,291        58,825           7,730        .59
     Fourth        137,748        52,083           4,974        .38
   -----------------------------------------------------------------------------
     Total        $640,810      $225,123         $23,665      $1.80
   -----------------------------------------------------------------------------

        The fourth quarter of 1995 reflects an improved gross profit percentage, compared to the prior 1995 quarters, primarily due to favorable year-end inventory adjustments of approximately $3,000,000 ($1,800,000 net of income taxes). Conversely, the fourth quarter of 1995 was negatively impacted by a $1,800,000 ($1,080,000 net of income taxes) reserve for expenses related to a reorganization of the Company's sales force.

        The fourth quarter of 1994 results reflect physical inventory adjustments which had the effect of increasing fourth quarter operating income by approximately $3,245,000 ($1,947,000 net of income taxes).


                                     - F14 -



                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Standard Motor Products, Inc.:


Under date of February 24, 1996, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               KPMG Peat Marwick LLP

New York, New York
February 24, 1996

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Standard Motor Products, Inc.:


In connection with our audit of the consolidated statements of earnings, changes in stockholders' equity and cash flows of Standard
Motor Products, Inc. and subsidiaries for the year ended December 31, 1993, we have also audited the financial statement schedule listed in the accompanying index at Item 14(a) (2) for the year ending December
31, 1993. Our audit of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole.
The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        David Berdon & Co. LLP
                                        Certified Public Accountants

New York, New York
February 25, 1994

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------
             None.





                                   PART III
                                   --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------

            Information relating to Directors and Executive Officers is set forth in the 1996 Annual Proxy Statement.

ITEM 11.    MANAGEMENT REMUNERATION AND TRANSACTIONS.
-----------------------------------------------------

            Information relating to Management Remuneration and Transactions is set forth in the 1996 Annual Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------------------
            AND MANAGEMENT
            --------------

            Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 1996 Annual Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

            Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 1996 Annual Proxy Statement.

                                   PART IV
                                   -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------------------------------------------------------------------
            FORM 8-K.
            ---------

     14.(a) Document List
            -------------

            (a)(1)     Among the responses to this Item 14(a) are the following
                         financial statements.

                       Independent Auditor's Report

                       Financial Statements:

                         Consolidated Balance Sheets -
                            December 31, 1995 and 1994

                         Consolidated Statements of Earnings -
                            Years Ended December 31, 1995, 1994 and 1993

                         Consolidated Statements of Changes in Stockholders'
                            Equity  - Years Ended December 31, 1995, 1994
                            and 1993

                         Consolidated Statements of Cash Flows -
                            Years Ended December 31, 1995, 1994 and 1993

                         Notes to Consolidated Financial Statements

            (a)(2) The following financial schedule for the years 1995, 1994 and 1993 is submitted herewith:

                       Schedule                                           Page
                       --------                                           ----

                       II.      Valuation and Qualifying Accounts          27


                       Selected Quarterly Financial Data, for the Years Ended December 31, 1995 and 1994, are included herein by reference to Part II, Item 8.

                       All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.




                                     - 21 -
        (a)(3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K.

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

                        (10) Note Purchase Agreement of January 15,
                             1987 between the Registrant and the
                             Travelers Insurance Company, the
                             Great-West Life Assurance Company, the
                             Franklin Life Insurance Company, the
                             Franklin United Life Insurance Company, and the Woodmen Accident and Life Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

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

                                 - 22 -

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


                                 - 23 -


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

                             Note Agreement of November 15, 1992
                             between the Registrant and Kemper
                             Investors Life Insurance Company, Federal
                             Kemper Life Assurance Company,
                             Lumbermens Mutual Casualty Company,
                             Fidelity Life Association, American Motorists Insurance Company, American Manufacturers Mutual Insurance Company, Allstate Life Insurance Company, Teachers Insurance & Annuity Association of America, and Phoenix Home Life Mutual Insurance Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December
                             31, 1992 is incorporated herein by reference.
                                 - 24 -
                             Letter Agreement dated December 27, 1993 amending the Credit Agreement between the Registrant and Chemical Bank, assigned to NBD Bank, N.A. with amendment dated
                             December 20, 1991, dated March 10, 1989
                             filed as an Exhibit of Registrant's Annual
                             Report on Form 10-K for the year ended
                             December 31, 1993 is incorporated herein by reference.

                             Employee Stock Ownership Plan and Trust
                             dated January 1, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

                             Supplemental Executive Retirement Plan dated
                             August 15, 1994 filed as an Exhibit of
                             Registrant's Annual Report on Form 10K for the year ended December 31, 1994 is incorporated herein by reference.

                             1994 Omnibus Stock Option Plan of Standard
                             Motor Products, Inc. is incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (33-58655).

                             Note Purchase Agreement dated December 1,
                             1995 between the Registrant and Metropolitan
                             Life Insurance Company, the Travelers Insurance Company, Connecticut General Life Insurance Company, CIGNA Property and Casualty
                             Insurance Company, Life Insurance Company of North America and American United Life Insurance Company is included as Exhibit 10.

                     (21) List of Subsidiaries of Standard Motor Products, Inc. is included on Page 28.

                     (23.1) Consent of Independent Auditors KPMG Peat Marwick LLP, is included on Page 29.

                     (23.2) Consent of Independent Auditors David Berdon & Co. LLP, is included on Page 30.

                     (27)    Financial Data Schedule is included on Page 31.


   14(b)    Reports on Form 8-K
            -------------------

            No reports on Form 8-K were required to be filed for the three months ended December 31, 1995.





                                     - 25 -
                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STANDARD MOTOR PRODUCTS, INC.
                                         (Registrant)

                                    Lawrence I. Sills
                                    --------------------------------------------
                                    Lawrence I. Sills, President, Director,
                                    Chief Operating Officer

                                    Michael J. Bailey
                                    --------------------------------------------
                                    Michael J. Bailey, Vice President Finance,
                                    Chief Financial Officer

                                    James J. Burke
                                    --------------------------------------------
                                    James J. Burke, Corporate Controller

Dated:                              New York, New York
                                    March 27, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

March 27, 1996                      Lawrence I. Sills
--------------                      --------------------------------------------
    (Dated)                         Lawrence I. Sills, President, Director,
                                    Chief Operating Officer

March 27, 1996                      Bernard Fife
--------------                      --------------------------------------------
    (Dated)                         Bernard Fife
                                    Co-Chairman, Director

March 27, 1996                      Nathaniel L. Sills
--------------                      --------------------------------------------
    (Dated)                         Nathaniel L. Sills
                                    Co-Chairman, Director

March 27, 1996                      Arthur D. Davis
--------------                      --------------------------------------------
    (Dated)                         Arthur D. Davis, Director

March 27, 1996                      Marilyn F. Cragin
--------------                      --------------------------------------------
    (Dated)                         Marilyn F. Cragin, Director

March 27, 1996                      Arthur S. Sills
--------------                      --------------------------------------------
    (Dated)                         Arthur S. Sills, Director


                                     - 26 -
[CAPTION]



                                       STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                             Schedule II - Valuation and Qualifying Accounts

                                              Years ended December 31, 1995, 1994 and 1993

                                                               Additions
                                                    -------------------------------
                                     Balance at     Charged to        Charged to
                                     beginning       costs and           other                               Balance at
      Description                     of year        expenses          accounts            Deductions        end of year
      -----------                    ----------     ----------       -----------           ----------        -----------
                                                                          (a)
Year ended December 31, 1995:
   Allowance for doubtful accounts  $  3,547,000    $  2,214,000      $    28,000         $  2,535,000      $  3,254,000
   Allowance for discounts             2,161,000         492,000              --                   --          2,653,000
                                    ------------    ------------      -----------         ------------      ------------
                                    $  5,708,000    $  2,706,000      $    28,000         $  2,535,000      $  5,907,000
                                    ------------    ------------      -----------         ------------      ------------
                                    ------------    ------------      -----------         ------------      ------------

   Allowance for sales returns      $ 13,815,000    $ 71,536,000              --          $ 71,905,000      $ 13,446,000

   Allowance for inventory valuation$ 13,956,000    $  2,119,000              --          $  3,059,000      $ 13,016,000


Year ended December 31, 1994:
   Allowance for doubtful accounts  $  3,468,000    $  4,234,000      $   254,000         $  4,409,000      $  3,547,000
   Allowance for discounts             2,068,000          93,000              --                   --          2,161,000
                                    ------------    ------------      -----------         ------------      ------------
                                    $  5,536,000    $  4,327,000      $   254,000         $  4,409,000      $  5,708,000
                                    ------------    ------------      -----------         ------------      ------------
                                    ------------    ------------      -----------         ------------      ------------

   Allowance for sales returns      $ 11,550,000    $ 65,299,000              --          $ 63,034,000      $ 13,815,000

   Allowance for inventory valuation$ 11,634,000    $  2,953,000              --          $    631,000      $ 13,956,000


Year ended December 31, 1993:
   Allowance for doubtful accounts  $  3,460,000    $  2,112,000      $    86,000         $  2,190,000      $  3,468,000
   Allowance for discounts             1,861,000         207,000              --                   --          2,068,000
                                    ------------    ------------      -----------         ------------      ------------
                                    $  5,321,000    $  2,319,000      $    86,000         $  2,190,000      $  5,536,000
                                    ------------    ------------      -----------         ------------      ------------
                                    ------------    ------------      -----------         ------------      ------------



(a) Recoveries of accounts previously written off.



                             EXHIBIT 21
                             ----------

                  SUBSIDIARIES OF THE REGISTRANT
                  ------------------------------

                       AS OF FEBRUARY 29, 1996

                                                                    Percent
                                                 State or           of Voting
                                                 Country of         Securities
Name                                             Incorporation       Owned
----                                             -------------      ----------

Blue Streak-Hygrade Motor Products, Ltd.         Canada              100
Marathon Auto Parts and Products, Inc.           New York            100
Motortronics, Inc.                               New York            100
Reno Standard Incorporated                       Nevada              100
Stanric, Inc.                                    Delaware            100
Mardevco Credit Corp. (1)                        New York            100
Standard Motor Products (Hong Kong) Limited      Hong Kong           100
Industrial & Automotive Associates, Inc.         California          100
Unimotor, Ltd.                                   Canada              100
EIS Brake Manufacturing, Ltd.                    Canada              100
Standard Motor Electronics, Ltd.                 Israel              100


     All of the subsidiaries are included in the consolidated financial statements.


(1) Wholly owned subsidiary of Stanric, Inc.

                                                           Exhibit 23.1
                                                           ------------



                   Independent Auditors' Consent
                   -----------------------------


To the Board of Directors and Stockholders
Standard Motor Products, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 33-58655) on Form S-8 of Standard Motor Products, Inc. of our reports dated February 24, 1996, relating to the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows and related schedule for the years then ended, which reports appear in the December 31, 1995 annual report on Form 10-K of Standard Motor Products, Inc.


                                               KPMG Peat Marwick LLP

New York, New York
March 28, 1996

                                                           Exhibit 23.2
                                                           ------------



                   Independent Auditors' Consent
                   -----------------------------


To the Board of Directors and Stockholders
Standard Motor Products, Inc.


We consent to the incorporation by reference in the Registration Statement (No. 33-58655) of Standard Motor Products, Inc. on Form S-8 of our report dated February 25, 1994, related to the consolidated statements of earnings, changes in stockholders' equity and cash flows, and schedule included in Part II, Item 3 (1) of the 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc.




                                               David Berdon & Co. LLP
                                               Certified Public Accountants

New York, New York
March 28, 1996

                                                           Exhibit 10
                                                           ----------










                  STANDARD MOTOR PRODUCTS, INC.




                     Note Purchase Agreement





                  Dated as of December 1, 1995





                  $73,000,000 Principal Amount
            6.81% Senior Notes Due February 25, 2006






                         TABLE OF CONTENTS

                                                             Page

1.   DESCRIPTION OF NOTES AND COMMITMENT . . . . . . . . . . .  1
     1.1  Description of Notes . . . . . . . . . . . . . . . .  1
     1.2  Closings.. . . . . . . . . . . . . . . . . . . . . .  1

2.   PREPAYMENT OF NOTES . . . . . . . . . . . . . . . . . . .  2
     2.1  Scheduled Prepayments. . . . . . . . . . . . . . . .  2
     2.2  Other Prepayments. . . . . . . . . . . . . . . . . .  3
     2.3  Notice of Prepayments. . . . . . . . . . . . . . . .  4
     2.4  Surrender of Notes on Prepayment or Exchange . . . .  4
     2.5  Direct Payment and Deemed Date of Receipt. . . . . .  5
     2.6  Allocation of Payments . . . . . . . . . . . . . . .  5
     2.7  Payments Due on Saturdays, Sundays and Holidays. . .  5

3.   REPRESENTATIONS . . . . . . . . . . . . . . . . . . . . .  5
     3.1  Representations of the Company . . . . . . . . . . .  5
     3.2  Representations of the Purchasers. . . . . . . . . . 12

4.   CLOSING CONDITIONS. . . . . . . . . . . . . . . . . . . . 13
     4.1  Representations and Warranties . . . . . . . . . . . 14
     4.2  Legal Opinions . . . . . . . . . . . . . . . . . . . 14
     4.3  Events of Default. . . . . . . . . . . . . . . . . . 14
     4.4  Payment of Fees and Expenses . . . . . . . . . . . . 14
     4.5  Sale of Notes at Closings. . . . . . . . . . . . . . 14
     4.6  Legality of Investment . . . . . . . . . . . . . . . 14
     4.7  Private Placement Number . . . . . . . . . . . . . . 15
     4.8  Consent of NBD, N.A. . . . . . . . . . . . . . . . . 15
     4.9  Proceedings and Documents. . . . . . . . . . . . . . 15

5.   INTERPRETATION OF AGREEMENT . . . . . . . . . . . . . . . 15
     5.1  Certain Terms Defined. . . . . . . . . . . . . . . . 15
     5.2  Accounting Principles. . . . . . . . . . . . . . . . 25
     5.3  Direct or Indirect Actions . . . . . . . . . . . . . 25

6.   AFFIRMATIVE COVENANTS . . . . . . . . . . . . . . . . . . 25
     6.1  Corporate Existence. . . . . . . . . . . . . . . . . 25
     6.2  Insurance. . . . . . . . . . . . . . . . . . . . . . 26
     6.3  Taxes, Claims for Labor and Materials. . . . . . . . 26
     6.4  Maintenance of Properties. . . . . . . . . . . . . . 26
     6.5  Maintenance of Records . . . . . . . . . . . . . . . 26
     6.6  Financial Information and Reports. . . . . . . . . . 26
     6.7  Inspection of Properties and Records . . . . . . . . 29
     6.8  Pension Plans. . . . . . . . . . . . . . . . . . . . 30
     6.9  Compliance with Laws . . . . . . . . . . . . . . . . 30
     6.10 Acquisition of Notes . . . . . . . . . . . . . . . . 31
     6.11 Private Offering.. . . . . . . . . . . . . . . . . . 31
     6.12 Private Placement Number . . . . . . . . . . . . . . 31

7.   NEGATIVE COVENANTS. . . . . . . . . . . . . . . . . . . . 31
     7.1  Consolidated Net Worth . . . . . . . . . . . . . . . 31
     7.2  Indebtedness . . . . . . . . . . . . . . . . . . . . 31
     7.3  Subsidiary Indebtedness. . . . . . . . . . . . . . . 32
     7.4  Fixed Charge Ratio . . . . . . . . . . . . . . . . . 32
     7.5  Liens. . . . . . . . . . . . . . . . . . . . . . . . 32
     7.6  Restricted Payments. . . . . . . . . . . . . . . . . 34
     7.7  Merger or Consolidation. . . . . . . . . . . . . . . 34
     7.8  Sale of Assets; Sale of Receivables. . . . . . . . . 35
     7.9  Disposition of Stock of Subsidiaries . . . . . . . . 35
     7.10 Permitted Investments. . . . . . . . . . . . . . . . 35
     7.11 Transactions with Affiliates . . . . . . . . . . . . 36
     7.12 Nature of Business . . . . . . . . . . . . . . . . . 36
     7.13 Guaranties . . . . . . . . . . . . . . . . . . . . . 36

8.   EVENTS OF DEFAULT AND REMEDIES THEREFOR . . . . . . . . . 36
     8.1  Nature of Events . . . . . . . . . . . . . . . . . . 36
     8.2  Default Remedies.. . . . . . . . . . . . . . . . . . 37
     8.3  Annulment of Acceleration of Notes . . . . . . . . . 38
     8.4  Other Remedies . . . . . . . . . . . . . . . . . . . 39
     8.5  Conduct No Waiver; Collection Expenses . . . . . . . 39
     8.6  Remedies Cumulative. . . . . . . . . . . . . . . . . 39
     8.7  Notice of Default. . . . . . . . . . . . . . . . . . 39

9.   AMENDMENTS, WAIVERS AND CONSENTS. . . . . . . . . . . . . 40
     9.1  Matters Subject to Modification. . . . . . . . . . . 40
     9.2  Solicitation of Holders of Notes . . . . . . . . . . 40
     9.3  Binding Effect . . . . . . . . . . . . . . . . . . . 40

10.  FORM OF NOTES, REGISTRATION, TRANSFER, EXCHANGE AND
     REPLACEMENT . . . . . . . . . . . . . . . . . . . . . . . 41
     10.1 Form of Notes. . . . . . . . . . . . . . . . . . . . 41
     10.2 Note Register. . . . . . . . . . . . . . . . . . . . 41
     10.3 Issuance of New Notes Upon Exchange or Transfer. . . 41
     10.4 Replacement of Notes . . . . . . . . . . . . . . . . 41

11.  MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . . . 42
     11.1 Expenses . . . . . . . . . . . . . . . . . . . . . . 42
     11.2 Notices. . . . . . . . . . . . . . . . . . . . . . . 42
     11.3 Reproduction of Documents. . . . . . . . . . . . . . 42
     11.4 Successors and Assigns . . . . . . . . . . . . . . . 43
     11.5 Law Governing. . . . . . . . . . . . . . . . . . . . 43
     11.6 Headings, Independent Construction . . . . . . . . . 43
     11.7 Counterparts . . . . . . . . . . . . . . . . . . . . 43
     11.8 Reliance on and Survival of Provisions . . . . . . . 43
     11.9 Integration and Severability . . . . . . . . . . . . 43


Annex 1   --   Information as to Purchasers
Annex 2   --   Payment Instructions at Closing
Annex 3   --   Information as to the Company
Annex 4   --   Notice Information as to Make-Whole Amount
Exhibit A --   Form of 6.81% Senior Note Due February 25, 2006
Exhibit B1--   Form of Opinion of Counsel to the Company
Exhibit B2--   Form of Opinion of Counsel to the Purchasers
Exhibit C --   Form of Officer's Certificate of the Company
Exhibit D --   Form of Secretary's Certificate of the Company

              STANDARD MOTOR PRODUCTS, INC.


                NOTE PURCHASE AGREEMENT



                                     Dated as of December 1, 1995



Separately addressed to each of the
 Purchasers named on Annex 1

Ladies and Gentlemen:

     STANDARD MOTOR PRODUCTS, INC., a New York corporation (the
"Company"), agrees with you as follows:

1.   DESCRIPTION OF NOTES AND COMMITMENT

     1.1  Description of Notes.

     The Company has authorized the issuance and sale of $73,000,000 aggregate principal amount of its Senior Notes (the "Notes"). The Notes shall be dated the date of issuance and shall bear interest (computed on the basis of a 360-day year comprised of twelve 30-day months) from such date payable semi-annually in arrears on February 25 and August 25 of each year, commencing February 25, 1996, and at maturity at the rate of 6.81% per annum. Interest shall accrue on any overdue principal (including any overdue optional or required prepayment), on any overdue Make-Whole Amount, and (to the extent legally enforceable) on any overdue installment of interest on the Notes at a rate per annum equal to the greater of 8.81% or 2% over the prime rate of Chemical Bank (or its successors) from time to time in effect. The Notes shall be expressed to mature on February 25, 2006 and shall be substantially in the form attached hereto as Exhibit A. The term "Notes" as used herein shall include each Note delivered pursuant to this Agreement or another Note Purchase Agreement, and each Note delivered in substitution or exchange therefor, and, where applicable, shall include the singular numbers as well as the plural. Any reference to you in this Agreement shall in all instances be deemed to include any nominee of yours or any separate account or other person on whose behalf you are purchasing Notes.

     1.2  Closings.

          (a) The Company hereby agrees to sell to you and you hereby agree to purchase from the Company, in accordance with the provisions hereof, the aggregate principal amount of Notes set forth below your name on Annex 1 at one hundred percent (100%) of the principal amount thereof.

          (b) The initial closing (the "Initial Closing") of the Company's sale of the Notes will be held on December 15, 1995 (the "Initial Closing Date") at 9:00 a.m., local time, at the office of Hebb & Gitlin, P.C., 1 State Street, Hartford, Connecticut. At the Initial Closing, the Company will deliver to you the Notes, if any, to be purchased by you on the Initial Closing Date (as set forth below your name on Annex 1), in the denominations indicated on Annex 1, in the aggregate principal amount of your purchase on said date, dated the Initial Closing Date and payable to you or payable as indicated on Annex 1, against payment by federal funds wire transfer in immediately available funds of the purchase price thereof, as directed by the Company on Annex 2, which shall be an account at a bank located in the United States of America.

          (c)  The second closing (the "Second Closing") of the
     Company's sale of Notes will be held on January 4, 1996 (the "Second Closing Date") at 9:00 a.m., local time, at the office of Hebb & Gitlin, P.C., 1 State Street, Hartford, Connecticut. At the Second Closing, the Company will deliver to you the Notes, if any, to be purchased by you on the Second Closing Date (as set forth below your name on Annex 1), in the denominations indicated on Annex 1, in the aggregate principal amount of your purchase on said date, dated the Second Closing Date and payable to you or payable as indicated on Annex 1, against payment by federal funds wire transfer in immediately available funds of the purchase price thereof, as directed by the Company on Annex 2, which shall be an account at a bank located in the United States of America.

          (d) If on the Initial Closing Date or the Second Closing Date the Company shall fail to tender to you the Notes to be purchased by you on such date, you shall be relieved of all remaining obligations under this Agreement. Nothing in the preceding sentence shall relieve the Company of any liability occasioned by such failure to deliver the Notes.


          (e) Contemporaneously with the execution and delivery hereof, the Company is entering into a separate Note Purchase Agreement identical (except for the name and signature of the purchaser) hereto (each, a "Note Purchase Agreement") with each other purchaser listed on Annex 1 hereto, providing for the sale to each such other purchaser of Notes in the aggregate principal amount set forth below its name on such Annex. The sales of the Notes to you and to each such other purchaser are to be separate sales.

2.   PREPAYMENT OF NOTES

     2.1  Scheduled Prepayments.

     In addition to payment of all outstanding principal of the Notes at maturity, the Company shall prepay and there shall become due and payable $10,428,571 principal amount of the Notes on February 25, 2000 and each February 25 thereafter to and including February 25, 2005. Each such prepayment shall be at 100% of the principal amount prepaid, together with interest accrued thereon to the date of prepayment. Each such prepayment, and the payment of all outstanding principal of the Notes at maturity, shall be allocated pursuant to Section 2.6.

     2.2  Other Prepayments.

          (a) Optional Prepayments. Upon notice as provided in Section 2.3, the Company may prepay the Notes, in whole or in part, at any time, in an amount not less than $1,000,000, an integral multiple of $100,000 in excess thereof or such lesser amount as shall constitute payment in full of the Notes. Each such prepayment shall be at a price of 100% of the principal amount to be prepaid, plus interest accrued thereon to the date of prepayment, plus the Make-Whole Amount. Each such prepayment shall be allocated pursuant to Section 2.6.

          (b)  Mandatory Prepayment Upon Change of Control.
     Promptly following the day on which the Company first learns of a proposed Change of Control, the Company shall give notice thereof to the holders of the Notes, which notice shall include the estimated date
     (if known) on which such Change of Control may occur. In the event of a Change of Control, the Company shall immediately and in any event not later than 5 calendar days after such date, give written notice to each holder of a Note of the Change of Control, accompanied by a certificate of an authorized officer of the Company specifying the nature of the Change of Control. Such notice shall (i) contain the written, irrevocable offer of the Company to prepay, on a date specified in such notice which shall be not less than 30 or more than 45 calendar days after the effective date of such Change of Control, the entire principal amount of the Notes held by each holder at a price equal to 100% thereof, plus interest accrued thereon to the date of prepayment, (ii) state that notice of acceptance of the Company's offer to prepay under this Section 2.2(b) must be delivered to the Company not later than 10 calendar days prior to the date fixed for prepayment, and (iii) contain the information specified in clause (v) of the first sentence of Section 2.3. Upon receipt by the Company of a notice of acceptance from any holder, but subject to the following sentence, the aggregate principal amount of Notes held by such holder plus the interest accrued thereon shall become due and payable on the day specified in the Company's notice. Not earlier than 7 calendar days prior to the date fixed for prepayment, the Company shall give written notice to each holder of those holders who have given notices of acceptance of the Company's offer and the principal amount of Notes held by each, and thereafter any holder may change its response to the Company's offer by written notice to such effect delivered to the Company not less than 3 Business Days prior to the date fixed for prepayment. The failure of a holder to timely respond to the Company pursuant to the previous two sentences shall be deemed a rejection of such offer to prepay, or a rejection of such ability to change its response, as the case may be.

          (c)  Mandatory Prepayment Upon Non-Occurrence of Second
     Closing. In the event that the consummation of the sale of the entire Twenty Million Dollars ($20,000,000) principal amount of the Notes to be sold at the Second Closing fails to occur on or before the Second Closing Date pursuant to this Agreement, the Company shall, promptly upon first learning of such failure, give notice thereof to the holders of the Notes. Such notice shall (i) contain the written, irrevocable offer of the Company to prepay, on a date specified in such notice which shall be not less than 10 or more than 30 calendar days after the Second
     Closing Date, the entire principal amount of the Notes held by each holder at a price equal to 100% thereof, plus interest accrued thereon to the date of prepayment, (ii) state that notice of acceptance of the Company's offer to prepay under this Section 2.2(c) must be delivered to the Company not later than 10 calendar days prior to the date fixed for prepayment, and (iii) contain the information specified in clause (v) of the first sentence of Section 2.3. Upon receipt by the Company of a notice of acceptance from any holder, but subject to the following sentence, the aggregate principal amount of Notes held by such holder plus the interest accrued thereon shall become due and payable on the day specified in the Company's notice. Not earlier than 7 calendar days prior to the date fixed for prepayment, the Company shall give written notice to each holder of those holders who have given notices of acceptance of the Company's offer and the principal amount of Notes held by each, and thereafter any holder may change its response to the Company's offer by written notice to such effect delivered to the Company not less than 3 Business Days prior to the date fixed for prepayment. The failure of a holder to timely respond to the Company pursuant to the previous two sentences shall be deemed a rejection of such offer to prepay, or a rejection of such ability to change its response, as the case may be.

          (d) Any prepayment of less than all of the Notes outstanding pursuant to Section 2.2(a), 2.2(b) or 2.2(c) shall be applied to reduce, pro rata, the prepayments and payment at maturity required by Section 2.1.

          (e) Except as provided in Section 2.1 and this Section 2.2, the Notes shall not be prepayable in whole or in part.

     2.3  Notice of Prepayments.

     The Company shall give notice of any optional prepayment of the Notes pursuant to Section 2.2(a) to each holder of the Notes not less than 30 calendar days nor more than 60 calendar days before the date fixed for prepayment, specifying (i) such prepayment date, (ii) the principal amount of the holder's Notes to be prepaid on such date, (iii) the Determination Date for calculating the Make-Whole Amount, (iv) the Company's calculation of an estimated Make-Whole Amount, if any, due in connection with such prepayment, showing in detail the method of calculation of such Make-Whole Amount and (v) the accrued interest applicable to the prepayment. Notice of prepayment having been so given, the aggregate principal amount of the Notes specified in such notice, together with the Make-Whole Amount, if any, and accrued interest thereon shall become due and payable on the prepayment date.

     2.4  Surrender of Notes on Prepayment or Exchange.

     Upon any partial prepayment of a Note pursuant to this Section 2 or partial exchange of a Note pursuant to Section 10.3, such Note may, at the option of the holder thereof, (i) be surrendered to the Company pursuant to
Section 10.3 in exchange for a new Note or Notes equal to the principal amount remaining unpaid on the surrendered Note, or (ii) be made available to the Company, at the Company's principal office, for notation thereon of the portion of the principal so prepaid or exchanged. In case the entire principal amount of any Note is prepaid or exchanged, such Note shall be surrendered to the Company for cancellation and shall not be reissued, and no Note shall be issued in lieu of such Note.

     2.5  Direct Payment and Deemed Date of Receipt.

     Notwithstanding any other provision contained in the Notes or this Agreement, the Company will pay all sums becoming due on each Note held by you or any subsequent Institutional Holder by federal funds wire transfer of immediately available funds to such account as you or such subsequent Institutional Holder have designated in Annex 1, or as you or such subsequent Institutional Holder may otherwise designate by notice to the Company, in each case without presentment and without notations being made thereon, except that any such Note so paid or prepaid in full shall be surrendered to the Company for cancellation following such payment. Any wire transfer shall identify such payment in the manner set forth in Annex 1 and shall identify the payment as principal, Make-Whole Amount, if any, and/or interest. You and any subsequent Institutional Holder of a Note to which this Section 2.5 applies agree that, before selling or otherwise transferring any such Note, you or it will make a notation on such Note or an attachment thereto of the aggregate amount of all payments of principal theretofore made and of the date to which interest has been paid and, upon written request of the Company, will provide a copy of such notations to the Company; provided that the failure to make such notations, or any error in making such notations, shall not affect the obligations of the Company under this Agreement or the Notes. Any payment made pursuant to this Section 2.5 shall be deemed received on the payment date only if received before 11:00 a.m., Eastern time. Payments received after 11:00 a.m., Eastern time, shall be deemed received on the next succeeding Business Day.

     2.6  Allocation of Payments.

     In the case of a prepayment pursuant to Section 2.1 or Section 2.2(a), if less than the entire principal amount of all of the Notes outstanding is to be paid, the Company will prorate the aggregate principal amount to be prepaid among the outstanding Notes in proportion to the unpaid principal amounts thereof.

     2.7  Payments Due on Saturdays, Sundays and Holidays.

     In any case where the date of any required prepayment of the Notes or any interest payment date on the Notes or the date fixed for any other payment of any Note or exchange of any Note is not a Business Day, then such payment, prepayment or exchange need not be made on such date but may be made on the next succeeding Business Day, with the same force and effect as if made on the due date, except that interest shall be payable to the actual date of payment.

3.   REPRESENTATIONS

     3.1  Representations of the Company.

     As an inducement to, and as part of the consideration for, your purchase of the Notes pursuant to this Agreement, the Company represents and warrants to you as follows:

          (a) Corporate Organization and Authority. The Company is a solvent corporation duly organized, validly existing and in good standing under the laws of the State of New York, has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted and as presently proposed to be conducted, to enter into and perform this Agreement and to issue and sell the Notes as contemplated by this Agreement.

          (b) Qualification to Do Business. The Company is duly qualified or licensed and in good standing as a foreign corporation authorized to do business in each jurisdiction where the nature of the business transacted by it or the character of its properties owned or leased makes such qualification or licensing necessary, except for jurisdictions, individually or in the aggregate, where the failure to be so licensed or qualified could not have a Material Adverse Effect.

          (c)  Subsidiaries and Affiliates.  The Company has no
     Subsidiaries or Affiliates other than those listed on Part 3.1(c) of Annex
     3. Part 3.1(c) of Annex 3 correctly sets forth the jurisdiction of incorporation and the percentage of the outstanding Voting Stock or equivalent interest of each Subsidiary which is owned, of record or beneficially, by the Company and/or one or more Subsidiaries. Each Subsidiary has been duly organized and is validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly licensed or qualified and in good standing as a foreign corporation in each other jurisdiction where the nature of the business transacted by it or the character of its properties owned or leased makes such qualification or licensing necessary, except for jurisdictions, individually or in the aggregate, where the failure to be so licensed or qualified could not have a Material Adverse Effect. Each Subsidiary has all necessary corporate and other power and authority to own and operate its properties and to carry on its business as now conducted and as presently proposed to be conducted. The Company and each Subsidiary has good and marketable title to all of the shares it purports to own of the capital stock or equivalent interest of each Subsidiary, free and clear in each case of any Lien, except as otherwise disclosed in Part 3.1(c) of Annex 3, and all such shares have been duly issued and are fully paid and nonassessable. Part 3.1(c) of Annex 3 correctly sets forth the name of each of the Affiliates and the nature of the affiliation of such Affiliates.

          (d) Financial Statements. The consolidated balance sheets of the Company and its Subsidiaries as of December 31, 1990, 1991,
     1992, 1993 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years ended on such dates, accompanied by the reports and unqualified opinions of David Berdon & Co., for 1990, 1991, 1992 and 1993, and
     KPMG Peat Marwick LLP for 1994, copies of which have heretofore been delivered to you, were prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved (except as otherwise noted therein) and present fairly the consolidated financial condition of the Company and its Subsidiaries on such dates and their consolidated results of operations and cash flows for the years then ended. The unaudited consolidated balance sheet of the Company and its Subsidiaries as of September 30, 1995 and the related unaudited consolidated statements of earnings and cash flows for the nine months ended September 30, 1995, copies of which have heretofore been delivered to you, were prepared in accordance with generally accepted accounting principles and present fairly (subject to normal year end adjustments) the consolidated financial condition of the Company and its Subsidiaries as of such date and the consolidated results of their operations and changes in their cash flows for the period then ended.

          (e) No Contingent Liabilities or Adverse Changes. Neither the Company nor any of its Subsidiaries has any contingent liabilities which, individually or in the aggregate, have a Material Adverse Effect, other than as indicated in the most recent audited and unaudited financial statements described in the foregoing paragraph (d) of this Section 3.1, and, since December 31, 1994, there have been no changes in the condition, financial or otherwise, of the Company and its Subsidiaries except for changes occurring in the ordinary course of business which have not, individually or in the aggregate, had a Material Adverse Effect.

          (f) No Pending Litigation or Proceedings. There are no actions, suits or proceedings pending or threatened against or affecting the Company or any of its Subsidiaries at law or in equity or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which could have a Material Adverse Effect.

          (g)  Compliance with Law.

               (i) Neither the Company nor any of its Subsidiaries is in default, and the execution, delivery and performance by the Company of this Agreement and the Notes will not result in a default (x) with respect to any order, writ, injunction or decree of any court to which it is a named party or (y) under any law, rule, regulation, ordinance or order relating to its or their respective businesses, the sanctions and penalties resulting from which defaults described in clauses (x) and (y) could have a Material Adverse Effect.

               (ii) Neither the Company nor any of its Subsidiaries is, and the execution, delivery and performance by the Company of this Agreement and the Notes will not cause the Company to be,
          (x) defined as a "designated national" within the meaning of the Foreign Assets Control Regulations, 31 C.F.R. Chapter V or (y) in violation of any federal statute or presidential executive order, or any rules or regulations of any department, agency or administrative body promulgated under any such statute or order, concerning trade or other relations with any foreign country or any citizen or national thereof.

          (h)  Pension Plans.

               (i) Disclosure. Part 3.1(h) of Annex 3 sets forth all ERISA Affiliates and all "employee benefit plans" maintained by the Company (or any "affiliate" thereof) or in respect of which the Notes could constitute an "employer security" ("employee benefit plan" has the meaning specified in section 3 of ERISA, "affiliate" has the meaning specified in Section 407(d) of ERISA and Section V of the Department of Labor Prohibited Transaction Exemption 95-60 (60 FR 35925, July 12, 1995) and "employer security" has the meaning specified in section 407(d) of ERISA).

               (ii) Prohibited Transactions. The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A) through section 4975(D), inclusive, of the IRC. The representation by the Company in the immediately preceding sentence is made in reliance upon the representations in Section 3.2(b) as to the source of funds used by you.

               (iii)Accumulated Funding Deficiency. No accumulated funding deficiency (as defined in section 302 of ERISA and section 412 of the IRC), whether or not waived, exists with respect to any Pension Plan.

               (iv) Unfunded Benefit Liabilities. Except as disclosed in the financial statements referred to in Section 3.1(d), there is no "amount of unfunded benefit liabilities," as defined in section 4001(a)(18) of ERISA, under any Pension Plan.

               (v)  Material Adverse Liabilities.  No liability to the
          PBGC has been incurred by the Company or any of the ERISA
          Affiliates with respect to any Pension Plan that, individually or in the aggregate, has or could reasonably be expected to have a Material Adverse Effect.

               (vi) Compliance with ERISA.  The Company and the
          ERISA Affiliates and each Pension Plan are in compliance with ERISA, except for such failures to comply that in the aggregate for all such failures could not reasonably be expected to have a Material Adverse Effect.

               (vii)Multiemployer Plans. Except as disclosed on Part 3.1(h) of Annex 3, neither the Company nor any ERISA Affiliate contribute to, maintain, or have any liability or obligation in respect of, a Multiemployer Plan.

               (viii)Multiemployer Withdrawal Liabilities. Neither the Company nor any ERISA Affiliate has incurred or currently expects to incur any withdrawal liability under Title IV of ERISA with respect to any Multiemployer Plan. There have been no "reportable events" (as such term is defined in section 4043 of ERISA) with respect to any Multiemployer Plan that could result in the termination of such Multiemployer Plan and give rise to a liability of the Company or any ERISA Affiliate in respect thereof that, individually or in the aggregate, has or could reasonably be expected to have a Material Adverse Effect.

               (ix) Foreign Pension Plan. All contributions required to be made by the Company under relevant law to each Foreign Pension Plan have been made.

          (i) Title to Properties. Except as disclosed on the most recent audited consolidated balance sheet described in the foregoing paragraph (d) of this Section 3.1, the Company and each Subsidiary has
     (i) good and marketable title in fee simple or its equivalent under applicable law to all the real property owned by it and (ii) good and marketable title to all of the other property reflected in such balance sheet or subsequently acquired by the Company or any Subsidiary
     (except as sold or otherwise disposed of in the ordinary course of business), in each case free from all Liens or defects in title except Liens permitted by Section 7.5.

          (j) Leases. The Company and each Subsidiary enjoys peaceful and undisturbed possession under all leases under which the Company or such Subsidiary is a lessee or is operating, except for leases which, if terminated, would not, individually or in the aggregate, have a Material Adverse Effect.

          (k)  Franchises, Patents, Trademarks and Other Rights.  The
     Company and each Subsidiary has all franchises, permits, licenses and other authority necessary to carry on its business as now being conducted, and is not in default under any of such franchises, permits, licenses or other authorities, except for such defaults that, individually or in the aggregate, do not or could not reasonably be expected to have a Material Adverse Effect. The Company and each Subsidiary owns or possesses all patents, trademarks, service marks, trade names, copyrights, licenses and rights with respect to the foregoing necessary for the present conduct of its business without any known conflict with the rights of others that, individually or in the aggregate, has or could reasonably be expected to have a Material Adverse Effect.

          (l) Authorization. This Agreement and the Notes have been duly authorized on the part of the Company, and the Agreement does, and the Notes when issued will, constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their terms, except to the extent that enforcement of the Notes may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles, regardless of whether enforcement is sought in equity or at law. The sale of the Notes and compliance by the Company with all of the provisions of this Agreement and of the Notes (i) are within the corporate powers of the Company,
     (ii) have been duly authorized by proper corporate action, (iii) are legal and will not violate any provisions of any law or regulation or order of any court, governmental authority or agency and (iv) will not result in any breach of any of the provisions of, or constitute a default under, or result in the creation of any Lien on any property of the Company or any Subsidiary under the provisions of, any charter document, by-law, loan agreement or other agreement or instrument to which the Company or any Subsidiary is a party or by which any of them or their property may be bound.

          (m) No Defaults. No event has occurred and no condition exists which, upon the issuance of the Notes, would constitute a Default or an Event of Default under this Agreement. Neither the Company nor any Subsidiary is in default under any charter document or by-law. Neither the Company nor any Subsidiary is in default under any loan agreement or other material agreement or material instrument to which it is a party or by which it or its property may be bound, except for such defaults that, individually or in the aggregate, do not or could not reasonably be expected to have a Material Adverse Effect.

          (n) Governmental Consent. Neither the nature of the Company or any of its Subsidiaries, their respective businesses or properties, nor any relationship between the Company or any of its Subsidiaries and any other Person, nor any circumstances in connection with the offer, issuance, sale or delivery of the Notes is such as to require a consent, approval or authorization of, or withholding of objection on the part of, or filing, registration or qualification with, any governmental authority on the part of the Company in connection with the execution and delivery of this Agreement or the offer, issuance, sale or delivery of the Notes.

          (o) Taxes. All income tax returns and all other material tax returns required to be filed by the Company or any Subsidiary in any jurisdiction have been filed, and all taxes, assessments, fees and other governmental charges upon the Company or any Subsidiary, or upon any of their respective properties, income or franchises, which are due and payable, have been paid timely or within appropriate extension periods or contested in good faith by appropriate proceedings and (in the case of any such contests) the collection thereof has been stayed by the applicable governmental authority during the period of the contest. The Company does not know of any proposed additional tax assessment against it or any Subsidiary for which adequate provision has not been made on its books. The statute of limitations with respect to federal income tax liability of the Company and its Subsidiaries has expired for all taxable years up to and including the taxable year ended December 31, 1991, and no material controversy in respect of additional taxes due since such date is pending or, to the Company's knowledge, threatened. To the best knowledge of the Company, the provisions for taxes on the books of the Company and each Subsidiary are adequate for all open years and for the current fiscal period.

          (p) Status under Certain Statutes. Neither the Company nor any Subsidiary is: (i) a "public utility company" or a "holding company," or an "affiliate" or a "subsidiary company" of a "holding company," or an "affiliate" of such a "subsidiary company," as such terms are defined in the Public Utility Holding Company Act of 1935, as amended or (ii) a "public utility" as defined in the Federal Power Act, as amended, or (iii) an "investment company" or an "affiliated person" thereof or an "affiliated person" of any such "affiliated person", as such terms are defined in the Investment Company Act of 1940, as amended.

          (q) Private Offering. Neither the Company nor PaineWebber Incorporated (the only Persons authorized or employed by the Company as agent, broker, dealer or otherwise in connection with the offering of the Notes or any similar security of the Company) has offered any of the Notes or any similar security of the Company for sale to, or solicited offers to buy any thereof from, or otherwise approached or negotiated with respect thereto with, any prospective purchaser, other than 55 institutional investors, including the Purchasers, each of whom was offered all or a portion of the Notes at private sale for investment. Neither the Company nor anyone acting on its authorization will offer the Notes or any part thereof or any similar security for issuance or sale to, or solicit any offer to acquire any of the same from, anyone so as to require registration for the issuance or sale of the Notes under the provisions of Section 5 of the Securities Act.

          (r) Effect of Other Instruments. Except for the NBD Credit Agreement, neither the Company nor any Subsidiary is bound by any agreement or instrument or subject to any charter or other corporate restriction which (i) in any way restricts the Company's ability to enter into this Agreement or to issue and sell the Notes or to perform its obligations under this Agreement and the Notes, (ii) in any way restricts any Subsidiary's ability to pay dividends or make advances to the Company or (iii) could have a Material Adverse Effect.

          (s) Use of Proceeds. The Company will apply the net proceeds from the sale of the Notes to the repayment of Current Debt and for general corporate purposes. None of the transactions contemplated in this Agreement (including, without limitation thereof, the use of the proceeds from the sale of the Notes) will violate or result in a violation of Section 7 of the Exchange Act, or any regulations issued pursuant thereto, including, without limitation, Regulations G, T, U and X of the Board of Governors of the Federal Reserve System (12 C.F.R., Chapter II). No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation G of the Board of Governors of the Federal Reserve System (12 CFR 207), or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than ten percent (10%) of the Consolidated
     Total Assets and the Company does not have any present intention that margin stock will constitute more than ten percent (10%) of the Consolidated Total Assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation G.

          (t) Condition of Property. All of the facilities of the Company and its Subsidiaries are in sound operating condition and repair, except for facilities being repaired in the ordinary course of business or facilities which, individually or in the aggregate, are not material to the Company and its Subsidiaries taken as a whole.

          (u) Books and Records. The Company and each of its Subsidiaries (i) maintain books, records and accounts in reasonable detail which accurately and fairly reflect their respective transactions and business affairs in all material respects, and (ii) maintain a system of internal accounting controls sufficient to provide reasonable assurances that transactions are executed in accordance with management's general or specific authorization and to permit preparation of financial statements in accordance with generally accepted accounting principles.

          (v)  Environmental Compliance.  The Company and each
     Subsidiary (including their operations and the condition at or in their Facilities) comply in all material respects with all Environmental Laws, except for instances of alleged noncompliance which the Company or such Subsidiary is contesting in good faith and which, individually or in the aggregate, if determined adversely to the Company or such Subsidiary, will not have a Material Adverse Effect; the Company and each Subsidiary has obtained all permits under Environmental Laws necessary to their respective operations, all such permits are in good standing, and the Company and each Subsidiary is in compliance with all material terms and conditions of such permits. Neither the Company nor any of its Subsidiaries has any liability (contingent or otherwise) in connection with any Release of any Hazardous Material or the existence of any Hazardous Material on, under or about any Facility that could give rise to an Environmental Claim that will have a Material Adverse Effect.

          (w) Full Disclosure. Neither the Private Placement Memorandum (together with all exhibits and annexes thereto, the "Placement Memorandum"), prepared in October, 1995, a copy of which previously has been delivered to you, the financial statements referred to in paragraph (d) of this Section 3.1, nor this Agreement, nor any other written statement or document furnished by the Company to you in connection with the negotiation of the sale of the Notes, taken together, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances under which they were made. There is no fact (exclusive of general economic, political or social conditions or trends) particular to the Company and known by the Company that the Company has not disclosed to you in writing and that has had a Material Adverse Effect or, so far as the Company can now foresee, will have a Material Adverse Effect.

          (x) Nature of Business. The Placement Memorandum correctly describes in all material respects the general nature of the business and principal properties of the Company and the Subsidiaries.

          (y) Indebtedness. The Placement Memorandum and the financial statements referred to in Section 3.1(d) correctly and accurately describe the outstanding Indebtedness of the Company and the Subsidiaries as of the dates thereof. Part 3.1(y) of Annex 3 provides the following information with respect to the Indebtedness of the Company and the Subsidiaries: amount by class or type of Indebtedness, amount which is long-term, amount which is short-term, and amount secured and the nature of the collateral therefor. No event or condition exists with respect to any Indebtedness of the Company or any Subsidiary that would permit (or with notice or lapse of time would permit) a Person to cause such Indebtedness to become due and payable before its stated maturity or its regularly scheduled dates of payment.

     3.2  Representations of the Purchasers.

          (a) Purchase for Investment. You represent, and in entering into this Agreement the Company understands, that you are acquiring the Notes for your own account and not with a view to any distribution thereof, provided that the disposition of your property shall at all times be and remain within your control. You acknowledge that the Notes have not been registered under the Securities Act and you understand that the Notes must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available. You have been advised that the Company does not contemplate registering, and is not legally required to register, the Notes under the Securities Act.

          (b) ERISA. You represent, with respect to the funds with which you are acquiring the Notes, that all of such funds are from or are attributable to one or more of the following:

               PAX General Account -- your general account assets or from assets of one or more segments of such general account, and that, solely for purposes of determining whether such acquisition is a "prohibited transaction" (as provided for in section 406 of ERISA or section 4975 of the IRC) and in reliance on the representations of the Company set forth in Section
          3.1(h) and the related disclosure of "employee benefit plans" set forth in Part 3.1(h) of Annex 3, all requirements for an exemption under Department of Labor Prohibited Transaction Exemption 95-
          60 (60 FR 35925, July 12, 1995) in respect of such "employee benefit plans" have been satisfied;

               (ii) Separate Account -- a "separate account" (as defined in section 3 of ERISA):

                    (A) 10% Pooled Separate Account -- in respect of which all requirements for an exemption under Department of Labor Prohibited Transaction Class Exemption 90-1 are met with respect to the use of such funds to purchase the Notes;

                    (B) Identified Plan Assets -- that is comprised of employee benefit plans identified by you in writing and with respect to which the Company hereby warrants and represents that, as of the Closing Date, neither the Company nor any ERISA Affiliate is a "party in interest" (as defined in section 3 of ERISA) or a "disqualified person" (as defined in section 4975 of the IRC) with respect to any plan so identified; or

                    (C)  Guaranteed Separate Account -- that is
               maintained solely in connection with fixed contractual obligations of an insurance company, under which any amounts payable, or credited, to any employee benefit plan having an interest in such account and to any participant or beneficiary of such plan (including an annuitant) are not affected in any manner by the investment performance of the separate account (as provided by 29 C.F.R. 2510.3-101(h)(1)(iii));

               (iii)Qualified Professional Asset Manager -- an "investment fund" managed by a "qualified professional asset manager" (as such terms are defined in Part V of Department of Labor Prohibited Transaction Class Exemption 84-14) and all the requirements for an exemption under such Exemption are met with respect to the use of funds to purchase the Notes;

               (iv) Excluded Plan -- an employee benefit plan that is excluded from the provisions of section 406 of ERISA by virtue of section 4(b) of ERISA; or

               (v) Exempt Funds -- a separate investment account that is not subject to ERISA and no funds of which come from assets of an "employee benefit plan" or a "plan" or any other entity that is deemed to hold assets of an "employee benefit plan" or a "plan" ("employee benefit plan" is defined in section 3 of ERISA, and "plan" is defined in section 4975(e)(1) of the
          IRC).

4.   CLOSING CONDITIONS

     Your obligation to purchase Notes on any Closing Date shall be subject to the performance by the Company of its agreements hereunder which are to be performed at or prior to the time of delivery of such Notes, and to satisfaction of the following conditions on or before such Closing Date:

     4.1  Representations and Warranties.

     The representations and warranties of the Company contained in this Agreement or otherwise made in writing in connection herewith shall be true and correct on and as of such Closing Date, and the Company shall have delivered to you a certificate to such effect dated such Closing Date and executed by the president or the chief financial officer of the Company.

     4.2  Legal Opinions.

     You shall have received from Hebb & Gitlin, P.C., your special counsel in this transaction, and from Kelley Drye & Warren, special counsel for the Company, their respective legal opinions, dated such Closing Date, in form and substance satisfactory to you and covering the matters set forth in the attached Exhibits B and C.

     4.3  Events of Default.

     No Default or Event of Default shall exist, and the Company shall have delivered to you a certificate to such effect dated such Closing Date and executed by the president or the chief financial officer of the Company.

     4.4  Payment of Fees and Expenses.

     The Company shall have paid all fees, expenses, costs and charges, including the fees and expenses of Hebb & Gitlin, P.C., your special counsel, incurred by you through such Closing Date and incident to the proceedings in connection with, and transactions contemplated by, this Agreement and the Notes.

     4.5  Sale of Notes at Closings.

          (a) Initial Closing. With respect to the Initial Closing, the Company shall have entered into a separate Note Purchase Agreement with each Purchaser, and each Purchaser shall be prepared to accept delivery of and make payment for the Notes to be purchased by it on the Initial Closing Date, as set forth on Annex 1 hereto.

          (b) Second Closing. With respect to the Second Closing, the Company shall have consummated the sale of the entire $53,000,000 principal amount of the Notes to be sold on the Initial Closing Date pursuant to this Agreement, and each Purchaser shall be prepared to accept delivery of and make payment for the Notes to be purchased by it on the Second Closing Date, as set forth on Annex 1 hereto.

     4.6  Legality of Investment.

     Your acquisition of the Notes shall constitute a legal investment as of such Closing Date under the laws and regulations of each jurisdiction to which you may be subject (without resort to any "basket" or "leeway" provision which permits the making of an investment without restrictions as to the character of the particular investment being made), and such acquisition shall not subject you to any penalty or other onerous condition in or pursuant to any such law or regulation; and you shall have received such certificates or other evidence as you may reasonably request to establish compliance with this condition.

     4.7  Private Placement Number.

     A private placement number with respect to the Notes shall have been issued by Standard & Poor's Corporation.

     4.8  Consent of NBD, N.A.

     NBD, N.A., as assignee of Chemical Bank under the Credit Agreement
(the "NBD Credit Agreement") dated as of March 10, 1989 among the
Company, as borrower, certain of its subsidiaries, as guarantors, and Chemical Bank, as lender, as such Credit Agreement has been amended, restated or supplemented from time to time prior to the date hereof, shall have granted its consent in writing to the issuance of the Notes.

     4.9  Proceedings and Documents.

     All proceedings taken in connection with the transactions contemplated by this Agreement, and all documents necessary to the consummation of such transactions shall be satisfactory in form and substance to you and your special counsel, and you and your special counsel shall have received copies (executed or certified as may be appropriate) of all legal documents or proceedings which you and they may reasonably request.

5.   INTERPRETATION OF AGREEMENT

     5.1  Certain Terms Defined.

     The terms hereinafter set forth when used in this Agreement shall have the following meanings:

     Affiliate - Any Person (other than a Subsidiary, or a Person solely in its capacity as an executive officer or director of the Company or any Subsidiary)
(i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Company, (ii) which beneficially owns or holds securities representing 5% or more of the combined voting power of the Voting Stock of the Company or any Subsidiary or (iii) of which securities representing 5% or more of the combined voting power of its Voting Stock (or in the case of a Person not a corporation, 5% or more of its equity) is beneficially owned or held by the Company or any Subsidiary. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

     Agreement, this - This Note Purchase Agreement, as it may be amended and restated from time to time.

     Average Daily Balance of Current Debt - With respect to any Clean
Down Period shall mean, the sum of the aggregate amounts of Consolidated Current Debt outstanding at the close of each day of such Clean Down Period, divided by 45.

     Business Day - Any day, other than Saturday, Sunday or a legal holiday or any other day on which banking institutions in the United States of America, the State of New York or the State of Connecticut generally are authorized by law to close.

     Capitalized Lease - Any lease the obligation for Rentals with respect to which, in accordance with generally accepted accounting principles, would be required to be capitalized on a balance sheet of the lessee or for which the amount of the asset and liability thereunder, as if so capitalized, would be required to be disclosed in a note to such balance sheet.

     Change of Control - The acquisition, through purchase or otherwise, by any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act), other than Bernard Fife, Nathaniel Sills and Lawrence Sills, their personal representatives, spouses, children and heirs and trusts created for the exclusive benefit of their families, who is or becomes a "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act) of shares of Voting Stock representing more than 50% of the combined voting power of all classes of Voting Stock of the Company.

     Clean Down Period - As defined in Section 7.2(b).

     Closing Date - The Initial Closing Date or the Second Closing Date.

     Company - As defined in the introductory sentence hereof.

     Computing Holder--at any time, means the holder of Notes with the highest aggregate principal amount outstanding determined as of the applicable Determination Date.

     Consolidated Capitalization - The sum of Consolidated Funded Debt and Consolidated Net Worth.

     Consolidated Current Debt - The aggregate amount of Current Debt of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles.

     Consolidated Funded Debt - The aggregate amount of Funded Debt of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles.

     Consolidated Net Income - For any period, the consolidated net income
(or net loss) of the Company and its Subsidiaries determined in accordance with generally accepted accounting principles, but excluding therefrom:

          (i) the net income of any Person (other than a Subsidiary) in which the Company or a Subsidiary has an equity interest, except to the extent that such income has been distributed and received by the Company or a Subsidiary in the form of cash or other property (valued at the fair market value thereof at the time of distribution as determined by the Company's independent public accountants), or the net loss of any Person (other than a Subsidiary) in which the Company or a Subsidiary has an equity interest,

          (ii) the net income or net loss of any Subsidiary for any period prior to the date it becomes a Subsidiary,

          (iii)any gain or loss (net of any tax effect) resulting from the reappraisal, reevaluation or write-up of assets subsequent to the Initial Closing Date,

          (iv) any extraordinary gain or loss (including, without limitation, capital gains or losses in aggregate amounts exceeding One Hundred Thousand Dollars ($100,000) in any one fiscal year, and extraordinary charges or credits),

          (v)  proceeds of any life insurance policy,

          (vi) net income of a Subsidiary which for any reason cannot be distributed as a dividend to the Company or any Subsidiary,

          (vii)gain arising from the acquisition of debt securities for a cost less than the principal amount thereof plus accrued interest,

          (viii)any amounts paid or payable in any currency that at the time of determination is not fully convertible into United States dollars,

          (ix) net earnings of any successor or transferee corporation of the Company accrued prior to consummation of the transaction that resulted in such Person being such successor or transferee, and

          (x) any deferred credit (or amortization of a deferred credit) arising from the acquisition by the Company of any Person.

     Consolidated Net Worth - The consolidated stockholders' equity of the Company and its Subsidiaries determined in accordance with generally accepted accounting principles.

     Consolidated Operating Cash Flow - For any period, the sum of (i) Consolidated Net Income for such period, (ii) all provisions for federal, state and other income taxes made by the Company and its Subsidiaries for such period, (iii) Interest Charges for such period and (iv) depreciation and amortization expense for such period.

     Consolidated Total Assets - The total assets of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles.

     Current Debt - All Indebtedness of the Company and its Subsidiaries which by its terms is payable on demand or matures within one year from the creation thereof, including, at any time, the portion of Funded Debt payable within one year, provided that all Indebtedness outstanding under a revolving credit or similar agreement that obligates the lender or lenders thereunder to extend credit over a period of more than one year shall be treated as Current Debt for all purposes of this Agreement.

     Default - Any event which, with the lapse of time or the giving of notice, or both, would become an Event of Default.

     Determination Date - The date of acceleration pursuant to Section 8.2, or the day 3 Business Days before the date fixed for a prepayment pursuant to
Section 2.2(a).

     Disposition - As defined in Section 7.8(a).

     Environmental Claim - Any notice of violation, claim, demand, abatement order or other order by any Person for any damage, including personal injury (including sickness, disease or death), tangible or intangible property damage, contribution, indemnity, indirect or consequential damages, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or restrictions, resulting from or based upon (i) the existence of a Release (whether sudden or non-sudden or accidental or nonaccidental) of, or exposure to, any Hazardous Material in, into or onto the environment at, in, by, from or related to any Facility, (ii) the use, handling, transportation, storage, treatment or disposal of Hazardous Materials in connection with the operation of any Facility, or (iii) the violation, or alleged violation, of any statutes, rules, regulations, ordinances, orders, permits, licenses or authorizations of or from any governmental authority, agency or court relating to environmental matters pertaining to the Facilities.

     Environmental Laws - All laws relating to environmental matters, including those relating to (i) fines, orders, injunctions, penalties, damages, contribution, cost recovery compensation, losses or injuries resulting from the Release or threatened Release of Hazardous Materials and to the generation, use, storage, transportation, or disposal of Hazardous Materials, in any manner applicable to the Company or any of its Subsidiaries or any of their respective properties, including, without limitation, the Comprehensive Environmental
Response, Compensation, and Liability Act of 1980 (42 U.S.C.   9601 et.
seq.), the Hazardous Materials Transportation Act (49 U.S.C.   1801 et. seq.),
the Resource Conservation and Recovery Act (42 U.S.C.   6901 et. seq.), the
Water Pollution Control Act (33 U.S.C.   1251 et seq.), The Clean Air Act (42
U.S.C.   7401 et. seq., the Toxic Substances Control Act (15 U.S.C.   2601
et. seq.), the Occupational Safety and Health Act of 1970 (29 U.S.C.   651 et.
seq.) and the Emergency Planning and Community Right-to-Know Act of 1986
(42 U.S.C.   11001 et. seq.), and (ii) environmental protection, including the
National Environmental Policy Act of 1969 (42 U.S.C.   4321 et. seq.), and
comparable state laws, each as amended or supplemented, and any similar or analogous local, state and federal statutes and regulations promulgated pursuant thereto, each as in effect as of the date of determination.

     ERISA - The Employee Retirement Income Security Act of 1974, as amended from time to time.

     ERISA Affiliate -- The Company and all corporations, trades or business (whether or not incorporated) and other Persons that, together with the Company are treated as a single employer under the section 414(b), section 414(c), section 414(m) or section 414(o) of the IRC or Title I or Title IV of ERISA.

     Event of Default - As defined in Section 8.1.

     Exchange Act - The Securities Exchange Act of 1934, as amended, and as it may be further amended from time to time.

     Facility - Any and all real property (including all buildings, fixtures or other improvements located thereon) now or heretofore owned, leased, operated or used (under permit or otherwise) by the Company or any of its Subsidiaries.

     Fixed Charges - For any period, the sum of Interest Charges and Rentals of the Company and its Subsidiaries accrued for such period.

     Foreign Pension Plan - means any plan, fund or other similar program:

          (a) established or maintained outside of the United States of America by any one or more of the Company or the Subsidiaries primarily for the benefit of the employees (substantially all of whom are aliens not residing in the United States of America) of the Company or such Subsidiaries, which plan, fund or other similar program provides for retirement income for such employees or results in a deferral of income for such employees in contemplation of retirement; and

          (b)  not otherwise subject to ERISA.

     Funded Debt - shall mean (i) all Indebtedness of the Company and its Subsidiaries which by its terms matures more than one year from the date of creation thereof, excluding any portion thereof payable within one year and any portion thereof outstanding pursuant to a revolving credit or similar agreement that obligates the lender or lenders thereunder to extend credit over a period of more than one year, and (ii) amounts deemed to be Funded Debt pursuant to
Section 7.2(b).

     Guaranties - All obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of a Person guaranteeing or, in effect, guaranteeing any Indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement, contingent or otherwise, by such Person: (i) to purchase such Indebtedness or obligation or any property or assets constituting security therefor, (ii) to advance or supply funds (x) for the purchase or payment of such Indebtedness or obligation, (y) to maintain working capital or other balance sheet condition or (z) otherwise to advance or make available funds for the purchase or payment of such Indebtedness or obligation, (iii) to lease property or to purchase securities or other property or services primarily for the purpose of assuring the owner of such Indebtedness or obligation against loss in respect thereof, or (iv) otherwise to assure the owner of the Indebtedness or obligation against loss in respect thereof. For the purposes of all computations made under this Agreement, Guaranties in respect of any indebtedness for borrowed money shall be deemed to be Indebtedness equal to the principal amount of such indebtedness for borrowed money which has been guaranteed, and Guaranties in respect of any other obligation or liability or any dividend shall be deemed to be Indebtedness equal to the maximum aggregate amount of such obligation, liability or dividend.

     Hazardous Materials - (i) Any chemical, material or substance defined-as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous waste," "restricted hazardous waste," or "toxic substances" or words of similar import under any Environmental Laws; (ii) any oil, petroleum or petroleum derived substance, any drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, any flammable substances or explosives, any radioactive materials, any hazardous wastes or substances, any toxic wastes or substances or any other materials or pollutants that (x) pose a hazard to any property of the Company or any of its Subsidiaries or to Persons on or about such property or (y) cause such property to be in violation of any Environmental Law; (iii) friable asbestos, urea formaldehyde foam insulation, electrical equipment with contains any oil or dielectric fluid with levels of polychlorinated biphenyls in excess of fifty parts per million; and
(iv) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any governmental authority.

     Indebtedness - of any Person shall mean, all indebtedness, obligations and liabilities for borrowed money which in accordance with generally accepted accounting principles would be included as a liability on a balance sheet of such Person, and shall also mean (i) all indebtedness, obligations and liabilities secured by a Lien on property of such Person whether or not such indebtedness, obligations or liabilities shall have been assumed, (ii) all Guaranties, (iii) any agreement of such Person to pay the purchase price of any product or service where such agreement to pay is not dependent upon whether such product or service is furnished, and (iv) any obligations of such Person under any Capitalized Lease.

     Initial Closing - As defined in Section 1.2(b).

     Initial Closing Date - As defined in Section 1.2(b).

     Institutional Holder - Any bank, trust company, insurance company, pension fund, mutual fund or other similar financial institution, including, without limiting the foregoing, any "qualified institutional buyer" within the meaning of Rule 144A under the Securities Act, which is or becomes a holder of any Note.

     Interest Charges - For any period, all amounts accrued within such period which are properly classified as interest expense in accordance with generally accepted accounting principles.

     Investments - All investments made, in cash or by delivery of property, directly or indirectly, in any Person or any property, whether by acquisition of shares of capital stock, indebtedness or other obligations or securities or by loan, advance, capital contribution or otherwise; provided, however, that "Investments" shall not mean or include investments in property to be used or consumed in the ordinary course of business permitted by Section 7.12.

     IRC - The Internal Revenue Code of 1986, together with all rules and regulations promulgated pursuant thereto (other than proposed rules and regulations that are not yet effective), as amended from time to time.

     Lien - Any mortgage, pledge, security interest, encumbrance, lien or charge of any kind, including any agreement to grant any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, or the filing of or agreement to file any financing statement under the Uniform Commercial Code of any jurisdiction in connection with any of the foregoing.

     Make-Whole Amount - With respect to any prepayment under Section
2.2(a) or any acceleration of Notes shall mean, the excess (calculated as of the Determination Date with respect to such prepayment or acceleration) of (a) the sum of the present values of the then remaining principal and interest payments that would be payable in respect of the aggregate principal amount of such prepayment or acceleration of Notes but for the prepayment or acceleration thereof (exclusive of accrued interest on such Notes to the date of prepayment or acceleration) determined by discounting (semi-annually on the basis of a 360-day year composed of twelve 30-day months) such payments at a rate that is equal to the Reinvestment Yield over (b) the aggregate principal amount of such prepayment or acceleration. If the Reinvestment Yield on any Determination
Date is equal to or higher than the interest rate payable on or in respect of such Notes, the Make-Whole Amount shall be zero.

     The Company shall calculate the Make-Whole Amount in respect of any prepayment under Section 2.2(a), and shall, as soon as practicable (but in any event no later than the Determination Date), deliver a copy of such calculation to each holder of Notes. If for any reason the Computing Holder shall object to such calculation of Make-Whole Amount made by the Company, the Computing
Holder shall give the Company written notice of such objection not later than the second Business Day preceding the proposed prepayment, and include within such notice its computation of the Make-Whole Amount; and such Make-Whole Amount (computed by the Computing Holder) shall be binding upon the Company and the holders of the Notes absent manifest error. The Company shall immediately transmit such computation received from the Computing
Holder to each other holder of Notes. All communications required to be delivered pursuant to this paragraph shall be sent by telecopier to the number and attention set forth oppose the respective parties on Annex 4 hereto.

     The holders of the Notes hereby appoint the Computing Holder to effect the calculations referred to in the immediately preceding paragraph, and to deliver the results of the calculations to the Company. If any such holder shall decline to discharge the responsibilities in this paragraph (and each such holder may elect to so decline), the Required Holders shall, at their option, act collectively in discharging such responsibilities, appoint another holder to effect the same or authorize the Company to make such calculations.

     The Required Holders shall calculate the Make-Whole Amount in respect of any acceleration under Section 8.2(a), and shall deliver a copy of such calculation to the Company not later than the time of such acceleration. Each calculation referred to in this paragraph shall be binding upon the Company absent manifest error.

     Each holder of Notes accelerating Notes under Section 8.2(b) shall calculate the Make-Whole Amount in respect of its acceleration and shall deliver a copy of such calculation to the Company at the time the notice of acceleration is given. Each calculation referred to in this paragraph shall be binding upon the Company absent manifest error.

     Any failure for any reason whatsoever of any Computing Holder, holder of Notes or the Required Holders to deliver a calculation required under this definition to the Company shall not excuse, release or discharge the Company from its payment obligations hereunder and under the Notes, including, without limitation, paying any Make-Whole Amount that may be payable in connection with any prepayment or acceleration of all or some of the Notes. The Company shall cooperate with the holders of Notes in making the calculations required in this definition and in coordinating the distribution of such calculations and the effecting of the payments or prepayments referred to above.

     Material Adverse Effect - A material adverse effect on

          (a) the business, operations, assets or financial condition of the Company and the Subsidiaries, in the aggregate,

          (b) the ability of the Company to perform its obligations set forth herein and in the Notes, or

          (c) the validity or enforceability of this Agreement or the Notes.

     Measuring Period - As defined in Section 7.2(b).

     Multiemployer Plan - means any "multiemployer plan" (as defined in section 3(37) of ERISA) in respect of which the Company or any ERISA Affiliate is an "employer" (as such term is defined in section 3 of ERISA).

     NBD Credit Agreement - As defined in Section 4.8.

     Note Purchase Agreement - As defined in Section 1.2(e).

     Note Register - As defined in Section 10.2.

     Notes -  As defined in Section 1.1.

     PBGC - means the Pension Benefit Guaranty Corporation, and any Person succeeding to the functions of the PBGC.

     Pension Plan - means, at any time, any "employee pension benefit plan" (as such term is defined in section 3 of ERISA) maintained at such time by the Company or any ERISA Affiliate for employees of the Company or such ERISA Affiliate, excluding any Multiemployer Plan.

     Permitted Investments - (i) Investments in Subsidiaries, including any Investment in a Person which, after giving effect to such Investment, immediately becomes a Subsidiary; (ii) Investments in direct obligations of the U.S. government or obligations of any U.S. government agency backed by the full faith and credit of the U.S. government, in each case having maturities of one year or less from the date of acquisition thereof; (iii) Investments in certificates of deposit or banker's acceptances in each case maturing within one year of the date of issuance issued by commercial banks or trust companies located and organized in the United States of America and having combined capital, surplus and undivided profits aggregating at least $500,000,000, and who has, or whose parent company has, senior, unsecured Indebtedness rated "A+" (or the equivalent) or better by Standard & Poor's Corporation or the equivalent by Moody's Investors Service, Inc.; (iv) Investments in commercial paper maturing within 270 days from the date of issuance and rated A-1 or P-1 (or the equivalent) at the date of acquisition by Standard & Poor's Corporation or Moody's Investors Service, Inc.; (v) Investments not exceeding $10,000,000 in the aggregate in receivables arising from the sale of goods and services in the ordinary course of business; and (vi) Investments in addition to those described in clauses (i) through (v) not exceeding Twenty Million Dollars ($20,000,000) in the aggregate.

     Person - Any individual, corporation, partnership, joint venture, association, joint-stock company, trust, limited liability company, unincorporated organization or government or any governmental authority, agency or political subdivision.

     Placement Memorandum - As defined in Section 3.1(w).

     Purchasers -- means the Persons listed as purchasers of Notes on Annex
1.

     Reinvestment Yield - With respect to any Determination Date, shall mean the sum of (i) 0.50% plus (ii) the yield as set forth on page "USD" of the Bloomberg Financial Markets Service (or other on-the-run service acceptable to the Required Holders) at 10:00 A.M. (New York time) on such Determination
Date for actively traded U.S. Treasury securities having a maturity equal to the then remaining Weighted Average Life to Maturity of the Notes then being prepaid or paid as of the date of prepayment or payment, rounded to the nearest month. If such yields shall not be reported as of such time or the yields reported as of such time are not ascertainable in accordance with the preceding sentence, then the arithmetic mean of the yields published in the statistical release designated H.15(519) of the Board of Governors of the Federal Reserve System under the caption "U.S. Government Securities --
Treasury Constant Maturities" (the "statistical release") for the maturity corresponding to the remaining Weighted Average Life to Maturity of the Notes then being prepaid or paid as of the date of such prepayment or payment rounded to the nearest month shall be employed; for purposes of this sentence, the most recent weekly statistical release published prior to the applicable Determination Date shall be used. If no maturity exactly corresponding to such rounded Weighted Average Life to Maturity shall appear, yields for the two most closely corresponding maturities (one of which occurs prior and the other subsequent to such rounded Weighted Average Life to Maturity) shall be calculated pursuant to the foregoing, and the Reinvestment Yield shall be interpolated from such yields on a straight-line basis (rounding, in each of such relevant periods, to the nearest month).

     Release - Any release, spill, emission, leaking, pumping, pouring, emptying, dumping, injection, escaping, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment (including the abandonment or disposal of any barrel, container or other closed receptacle containing any Hazardous Material), or into or out of any Facility, including the movement of any Hazardous Material through the air, soil, surface water, groundwater or property.

     Rentals - As of the date of any determination thereof, all fixed payments (including all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by the Company or a Subsidiary, as lessee or sublessee under a lease (other than a Capitalized Lease), of real or personal property, having a remaining unexpired term as at such date (including the original term and any term renewals or extensions available at the lessee's sole option) in excess of three (3) years, but exclusive of any amounts required to be paid by the Company or a Subsidiary (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes, assessments, amortization and similar charges. Fixed rents under any so-called "percentage leases" shall be computed on the basis of the minimum rents, if any, required to be paid by the lessee, regardless of sales volume or gross revenues.

     Required Holders -- means, at any time, the holders of more than fifty percent (50%) in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by any one or more of the Company, any Subsidiary or any Affiliate), without regard to the series thereof.

     Restricted Payment - shall mean:

          (i) any dividend or other distribution, direct or indirect, on or on account of any shares of capital stock of any class of the Company, except a dividend or distribution payable solely in such shares;

          (ii) any redemption, retirement, purchase or other acquisition, direct or indirect, of any shares of capital stock of any class of the Company or of any warrants, rights or options to purchase or otherwise acquire any such shares, in any manner other than (x) solely in exchange for other such shares or (y) unless such redemption, retirement, purchase or other acquisition shall be made contemporaneously from the net proceeds of a sale of such stock, warrants, rights or options; and

          (iii)any prepayment, payment, purchase or other retirement or acquisition, direct or indirect, by the Company or any Subsidiary of all or part of the principal amount of any item of subordinated debt (except out of the proceeds of a substantially concurrent issuance of other subordinated debt) provided that the provisions of this clause (iii) shall not restrict the taking of any such action which is required pursuant to the terms of the instrument under which such subordinated debt was issued.

     Sale and Leaseback - Any arrangement, directly or indirectly, with any Person whereby a seller or a transferor shall sell or otherwise transfer any real or personal property and then or thereafter lease (whether or not by means of a Capitalized Lease), or repurchase under an extended purchase contract, the same or similar property from the purchaser of the transferee of such property.

     Second Closing - As defined in Section 1.2(c).

     Second Closing Date - As defined in Section 1.2(c).

     Securities Act - The Securities Act of 1933, as amended, and as it may be further amended from time to time.

     Subsidiary - A Person (i) the accounts of which are included in the consolidated financial statements of the Company and (ii) of which shares of Voting Stock (or other equity interests) representing more than 50% of the voting power of each outstanding class of Voting Stock (or other equity interests) are owned or controlled, directly or indirectly, by the Company.

     Voting Stock - Capital stock of any class of a corporation having power to vote for the election of members of the board of directors of such corporation, or persons performing similar functions.

     Weighted Average Life to Maturity - As applied to any payment or prepayment of principal of the Notes, at any date, the number of years obtained by dividing (a) the principal amount of the Notes to be paid or prepaid into (b) the sum of the products obtained by multiplying (i) the amount of each then remaining installment or other required payment, including payment at final maturity, that would have been payable in respect of the aggregate principal amount of such payment or prepayment of Notes but for the payment or prepayment thereof, by (ii) the number of years (calculated to the nearest 1/12th) which would have elapsed between such date and the making of such required payment.

     Wholly-Owned - When applied to a Subsidiary, any Subsidiary 100% of the Voting Stock of all classes of which is owned by the Company and/or its Wholly-Owned Subsidiaries.

     Terms which are defined in other Sections of this Agreement shall have the respective meanings specified therein.

     5.2  Accounting Principles.

     Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, the same shall be done in accordance with generally accepted accounting principles as in effect in the United States of America from time to time, except where such principles are inconsistent with the requirements of this Agreement.

     5.3  Direct or Indirect Actions.

     Where any provision in this Agreement refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether the action in question is taken directly or indirectly by such Person.

6.   AFFIRMATIVE COVENANTS

     The Company agrees that, for so long as any amount remains unpaid on any Note:

     6.1  Corporate Existence.

     The Company will maintain and preserve, and will cause each Subsidiary to maintain and preserve, its corporate existence and right to carry on its business and maintain, preserve, renew and extend all of its rights, powers, privileges and franchises necessary to the proper conduct of its business; provided, however, that the foregoing shall not prevent any transaction permitted by Section 7.7 or Section 7.8 or the termination of the corporate existence of any Subsidiary if, in the opinion of the board of directors of the Company, such termination is in the best interests of the Company, is not disadvantageous to holders of the Notes and is not otherwise prohibited by this Agreement.

     6.2  Insurance.

     The Company will, and will cause each Subsidiary to, maintain insurance coverage with financially sound and reputable insurers in such forms and amounts, with such deductibles and against such risks as is required by law or sound business practice and customary for corporations engaged in the same or similar businesses and owning and operating similar properties as the Company and its Subsidiaries. All such insurance shall be carried with insurers in Financial Site Category Class XII or higher that are accorded an A rating or better from A.M. Best Company, Inc.

     6.3  Taxes, Claims for Labor and Materials.

     The Company will pay and discharge when due, and will cause each Subsidiary to pay and discharge when due, all taxes, assessments and governmental charges or levies imposed upon it or its property or assets, or upon properties leased by it (but only to the extent required to do so by the applicable lease), other than taxes which individually and in the aggregate are not material in amount and the non-payment of which could not have a Material Adverse Effect, and all lawful claims which, if unpaid, might become a Lien upon its property or assets, provided that neither the Company nor any Subsidiary shall be required to pay any such tax, assessment, charge, levy or claim, the payment of which is being contested in good faith and by proper proceedings that will stay the forfeiture or sale of any property and with respect to which adequate reserves are maintained in accordance with generally accepted accounting principles.

     6.4  Maintenance of Properties.

     The Company will maintain, preserve and keep, and will cause each Subsidiary to maintain, preserve and keep, its properties (whether owned in fee or a leasehold interest) in good repair and working order, ordinary wear and tear excepted, and from time to time will make all necessary repairs, replacements, renewals and additions.

     6.5  Maintenance of Records.

     The Company will keep, and will cause each Subsidiary to keep, at all times proper books of record and account in which full, true and correct entries will be made of all dealings or transactions of or in relation to the business and affairs of the Company or such Subsidiary, in accordance with generally accepted accounting principles consistently applied throughout the period involved (except for such changes as are disclosed in such financial statements or in the notes thereto and concurred in by the Company's independent certified public accountants), and the Company will, and will cause each Subsidiary to, provide reasonable protection against loss or damage to such books of record and account.

     6.6  Financial Information and Reports.

     The Company will furnish to the Securities Valuation Office of the National Association of Insurance Commissioners, 195 Broadway, New York,
New York 10007, a copy of the financial statements referred to in Sections 6.6(a) and (b) as soon as they are available. The Company will furnish to you and to any other Institutional Holder (in duplicate if you or such other holder so request) the following:

          (a) As soon as available and in any event within 45 days after the end of each of the first three quarterly accounting periods of each fiscal year of the Company, a consolidated balance sheet of the Company and its Subsidiaries as of the end of such period and consolidated statements of earnings and cash flows of the Company and its Subsidiaries for the periods beginning on the first day of such fiscal year and the first day of such quarterly accounting period and ending on the date of such balance sheet, in each case setting forth in comparative form the corresponding consolidated figures for the corresponding periods of the preceding fiscal year, all in reasonable detail, prepared in accordance with generally accepted accounting principles consistently applied throughout the period involved (except for changes disclosed in such financial statements or in the notes thereto and concurred in by the Company's independent certified public accountants) and certified by the chief financial officer or chief accounting officer of the Company (i) outlining the basis of presentation, and (ii) stating that the information presented in such statements presents fairly the financial condition of the Company and its Subsidiaries and the results of operations for the period, subject to customary year-end audit adjustments;

          (b) As soon as available and in any event within 90 days after the last day of each fiscal year a consolidated balance sheet of the Company and its Subsidiaries as of the end of such fiscal year and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for such fiscal year, in each case setting forth in comparative form figures for the preceding fiscal year, all in reasonable detail, prepared in accordance with generally accepted accounting principles consistently applied throughout the period involved (except for changes disclosed in such financial statements or in the notes thereto and concurred in by the Company's independent certified-public accountants), and accompanied by an unqualified report of KPMG Peat
     Marwick or another firm of independent public accountants of recognized national standing selected by the Company to the effect that such financial statements have been prepared in conformity with generally accepted accounting principles and present fairly in all material respects the financial condition of the Company and its Subsidiaries and that the examination of such financial statements by such accounting firm has been made in accordance with generally accepted auditing standards;

          (c) Together with the financial statements delivered pursuant to paragraphs (a) and (b) of this Section 6.6, (i) a management's discussion and analysis of the financial condition and results of operations for the periods reported upon by such financial statements, which discussion and analysis shall satisfy the requirements of Item 303 of Securities and Exchange Commission Regulation S-K, and (ii) a certificate of the chief financial officer or chief accounting officer of the Company, (x) to the effect that such officer has re-examined the terms and provisions of this Agreement and that at the date of such certificate, during the periods covered by such financial reports and as of the end of such periods, the Company is not, or was not, in default in the fulfillment of any of the terms, covenants, provisions and conditions of this Agreement and that no Default or Event of Default is occurring or has occurred as of the date of such certificate, during such periods and as of the end of such periods, or if the signer is aware of any Default or Event of Default, such officer shall disclose in such statement the nature thereof, its period of existence and what action if any, the Company has taken or proposes to take with respect thereto and (y) stating whether the Company is in compliance with Sections 7.1 through 7.13 and setting forth, in sufficient detail, the information and computations required to establish whether or not the Company was in compliance with the requirements of Sections 7.1 through 7.13 during the periods covered by the financial reports then being furnished and as of the end of such periods;

          (d) Together with the financial reports delivered pursuant to paragraph (b) of this Section 6.6, a letter of the independent certified public accountants stating that in making the examination necessary for expressing an opinion on such financial statements, nothing came to their attention that caused them to believe that there is in existence or has occurred any Default or Event of Default hereunder (the occurrence of which is ascertainable by accountants in the course of normal audit procedures) or, if such accountants shall have obtained knowledge of any such Default or Event of Default, describing the nature thereof and the length of time it has existed;

          (e) Promptly after the Company obtains knowledge thereof, notice of any litigation or any governmental proceeding pending against the Company or any Subsidiary in which the damages sought exceed $1,000,000, individually or in the aggregate, or which might reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect;

          (f) As soon as available, copies of each financial statement, notice, report and proxy statement which the Company shall furnish to its stockholders; copies of each registration statement and periodic report which the Company may file with the Securities and Exchange Commission, and any similar or successor agency of the federal government administering the Securities Act, the Exchange Act or the Trust Indenture Act of 1939, as amended; without duplication, copies of each report (other than reports relating solely to the issuance of, or transactions by others involving, its securities) relating to the Company or its securities which the Company may file with any securities exchange on which any of the Company's securities may be registered; copies of any orders in any material proceedings to which the Company or any of its Subsidiaries is a party, issued by any governmental agency, federal or state, having jurisdiction over the Company or any of its Subsidiaries; and, except at such times as the Company is a reporting company under Section 13 or 15(d) of the Exchange Act or has complied with the requirements for the exemption from registration under the Exchange Act set forth in Rule 12g-3-2(b), such financial or other information as any holder of the Notes or prospective purchaser of the Notes may reasonably determine is required to permit such holder to comply with the requirements of Rule 144A under the Securities Act in connection with the resale by it of the Notes;

          (g) As soon as available a copy of each other report submitted to the Company or any Subsidiary by independent accountants retained by the Company or any Subsidiary in connection with any interim or special audit made by them of the books of the Company or any Subsidiary;

          (h) As soon as available, a copy of each management letter delivered to the Company or any Subsidiary by its independent accountants and management's response to such letter;

          (i) within fifteen (15) Business Days of becoming aware of the occurrence of any "reportable event" (as such term is defined in section 4043 of ERISA) for which notice thereof has not been waived pursuant to regulations of the Department of Labor, or "prohibited transaction" (as such term is defined in section 406 of ERISA or section 4975 of the IRC) in connection with any Pension Plan or any trust created thereunder, a written notice specifying the nature thereof, what action the Company is taking or proposes to take with respect thereto, and, when known, any action taken by the Internal Revenue Service, the Department of Labor or the PBGC with respect thereto;

          (j) prompt written notice of and, where applicable, a description of

               (i) any notice from the PBGC in respect of the commencement of any proceedings pursuant to section 4042 of ERISA to terminate any Pension Plan or for the appointment of a trustee to administer any Pension Plan, and any distress termination notice delivered to the PBGC under section 4041 of ERISA in respect of any Pension Plan, and any determination of the PBGC in respect thereof,

               (ii) notice of the placement of any Multiemployer Plan in reorganization status under Title IV of ERISA, any Multiemployer Plan becoming "insolvent" (as such term is defined in section 4245 of ERISA) under Title IV of ERISA, or the whole or partial withdrawal of the Company or any ERISA
          Affiliate from any Multiemployer Plan and the withdrawal liability incurred in connection therewith, or

               (iii)the occurrence of any event, transaction or condition that could result in the incurrence of any material liability of the Company or any ERISA Affiliate or the imposition of a Lien on the property of the Company or any ERISA Affiliate, in either case pursuant to Title I or Title IV of ERISA or pursuant to the penalty or excise tax or security provisions of the IRC;

          (k) Promptly following any change in the composition of the Company's Subsidiaries from that set forth in Part 3.1(c) of Annex 3, as theretofore updated pursuant to this paragraph, an updated list setting forth the information specified in Part 3.1(c) of Annex 3;

          (l) If at any time the Company provides consolidating financial statements to any Person other than an Affiliate, copies of such consolidating financial statements; and

          (m)  Such additional information as you or such other
     Institutional Holder of the Notes may reasonably request concerning the Company and its Subsidiaries.

     6.7  Inspection of Properties and Records.

     The Company will allow, and will cause each Subsidiary to allow, any representative of you or any other Institutional Holder, so long as you or such other Institutional Holder holds any Note, to visit and inspect any of its properties, to examine its books of record and account and to discuss its affairs, finances and accounts with its officers and its public accountants (and by this provision the Company authorizes such accountants to discuss with you or such Institutional Holder its affairs, finances and accounts), all at such reasonable times and as often as you or such Institutional Holder may reasonably request and, if at the time thereof any Default or Event of Default has occurred and is continuing, at the Company's expense.

     6.8  Pension Plans.

          (a) Compliance. The Company will, and will cause each ERISA Affiliate to, at all times with respect to each Pension Plan, comply with all applicable provisions of ERISA and the IRC, except for such failures to comply that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

          (b) Prohibited Actions. The Company will not, and will not permit any ERISA Affiliate to:

               (i) engage in any "prohibited transaction" (as such term is defined in section 406 of ERISA or section 4975 of the
          IRC) or "reportable event" (as such term is defined in section 4043 of ERISA) that could result in the imposition of a tax or penalty;

               (ii) incur with respect to any Pension Plan any "accumulated funding deficiency" (as such term is defined in section 302 of ERISA), whether or not waived;

               (iii)terminate any Pension Plan in a manner that could result in the imposition of a Lien on the property of the Company or any Subsidiary pursuant to section 4068 of ERISA or the creation of any liability under section 4062 of ERISA;

               (iv) fail to make any payment required by section 515 of ERISA;

               (v) incur any withdrawal liability under Title IV of ERISA with respect to any Multiemployer Plan or any liability as a result of the termination of any Multiemployer Plan; or

               (vi) incur any liability or suffer the existence of any Lien on the property of the Company or any ERISA Affiliate, in either case pursuant to Title I or Title IV of ERISA or pursuant to the penalty or excise tax or security provisions of the IRC, if the aggregate amount of the taxes, penalties, funding deficiencies, interest, amounts secured by Liens, and other liabilities in respect of any of the foregoing at any time could reasonably be expected to have a Material Adverse Effect.

     6.9  Compliance with Laws.

          (a) The Company will comply, and will cause each Subsidiary to comply, with all laws, rules and regulations, including Environmental Laws, relating to its or their respective businesses, other than laws, rules and regulations the failure to comply with which or the sanctions and penalties resulting from which, individually or in the aggregate, will not have a Material Adverse Effect; provided, however, that the Company and its Subsidiaries shall not be required to comply with laws, rules and regulations the validity or applicability of which are being contested in good faith and by appropriate proceedings and as to which the Company has established adequate reserves on its books.

          (b) Promptly upon the occurrence thereof, the Company will give you and each other Institutional Holder notice of the institution of any proceedings against, or the receipt of notice of potential liability or responsibility of, the Company or any Subsidiary for violation, or the alleged violation, of any Environmental Law which violation could give rise to a liability in excess of One Million Dollars ($1,000,000).

     6.10 Acquisition of Notes.

     Neither the Company, nor any Subsidiary, nor any Affiliate acting on behalf of the Company or any Subsidiary, directly or indirectly, will repurchase or offer to repurchase any Notes.

     6.11 Private Offering.

     The Company will not, and will not permit any Subsidiary, any Affiliate acting on behalf of the Company or any Subsidiary, or any other Person acting on behalf of the Company or any Subsidiary to, offer the Notes or any part thereof or any similar securities for issuance or sale to, or solicit any offer to acquire any of the same from, any Person so as to require registration of the issuance or sale of the Notes under the provisions of section 5 of the Securities Act.

     6.12 Private Placement Number.

     The Company consents to the filing of copies of this Agreement with Standard & Poor's Corporation to obtain a private placement number and with the National Association of Insurance Commissioners.

7.   NEGATIVE COVENANTS

     The Company agrees that, for so long as any amount remains unpaid on any Note:

     7.1  Consolidated Net Worth.

     The Company will not permit Consolidated Net Worth to be less than $160,000,000 at any time.

     7.2  Indebtedness.

          (a) Funded Debt. Neither the Company nor any Subsidiary shall incur or in any manner become liable in respect of any Funded Debt except:

               (i)  the Notes,

               (ii) Funded Debt existing on December 15, 1995 and listed on Part 7.2(a) of Annex 3,

               (iii)Funded Debt owed to the Company or a Wholly-
          Owned Subsidiary, and

               (iv) additional Funded Debt, provided that after giving effect thereto and to any concurrent application of the proceeds thereof Consolidated Funded Debt (including amounts deemed to be Funded Debt pursuant to Section 7.2(b)) shall not exceed
          60% of Consolidated Capitalization.

          (b) Clean Down of Current Debt. The Company will not at any time have any Consolidated Current Debt outstanding unless, during the period of twelve (12) consecutive months ended on such date (the "Measuring Period"), there shall have been a period of at least 45 consecutive days (the "Clean Down Period") on each of which there shall have been no Consolidated Current Debt outstanding in excess of the amount of additional Funded Debt that the Company would have been permitted to (but did not) incur on such day under Section 7.2(a). The Company shall be deemed to have incurred, on the first day of the relevant Clean Down Period, Funded Debt in an amount equal to the Average Daily Balance of Current Debt outstanding during such Clean Down Period, and such amount of Funded Debt shall be deemed to be outstanding at such time and to have been outstanding at all times during the Measuring Period.

     7.3  Subsidiary Indebtedness.

     The Company will not permit any Subsidiary to create, assume, incur or otherwise become liable for, directly or indirectly, any Indebtedness, other than Indebtedness of a Subsidiary to the Company or a Wholly-Owned Subsidiary, unless, after giving effect thereto and to the application of the proceeds thereof, the sum of (i) Indebtedness of Subsidiaries, other than Indebtedness of a Subsidiary to the Company or a Wholly-Owned Subsidiary, and (ii) Indebtedness of the Company and its Subsidiaries secured by Liens permitted by
Section 7.5(i), does not exceed 20% of Consolidated Net Worth.

     7.4  Fixed Charge Ratio.

     The Company will not permit as of the end of any fiscal quarter the ratio of Consolidated Operating Cash Flow for any four of the six immediately preceding fiscal quarters to Fixed Charges for such quarters to be less than
1.75 to 1.00.

     7.5  Liens.

     The Company will not, and will not permit any Subsidiary to, permit to exist, create, assume or incur, directly or indirectly, any Lien on its properties or assets, whether now owned or hereafter acquired, except:

          (a) Liens existing on property or assets of the Company or any Subsidiary as of the date of this Agreement that are described in
     Part 7.5 of Annex 3;

          (b) Liens for taxes, assessments or governmental charges not then due and delinquent or the validity of which is being contested in good faith and as to which the Company has established adequate reserves on its books;

          (c) Deposits or pledges in connection with or to secure payment of workers' compensation, unemployment insurance, old-age pensions or other social security, or in connection with the good faith contest of any tax Lien;

          (d) Construction, mechanics', materialmen's or warehousemen's Liens securing obligations not due or, if overdue, being contested in good faith by appropriate proceedings;

          (e) Liens arising in connection with court proceedings, provided the execution of such Liens is effectively stayed, such Liens are being contested in good faith and the Company has established adequate reserves therefor on its books;

          (f) Liens arising in the ordinary course of business and not incurred in connection with the borrowing of money (including encumbrances in the nature of zoning restrictions, easements, rights and restrictions of record on the use of real property and landlord's and lessor's liens) that in the aggregate do not materially interfere with the conduct of the business of the Company and its Subsidiaries taken as a whole or materially impair the value of the property or assets subject thereto;

          (g) Liens securing Indebtedness of a Subsidiary to the Company or to a Wholly-Owned Subsidiary;

          (h) Liens or Capitalized Leases on fixed assets created within twelve (12) months of the date of acquisition or improvement thereof to secure or provide for all or a portion of the purchase price or cost of construction or improvement of such fixed assets, provided that such Liens do not extend to other property of the Company or any Subsidiary, incurrence of the Indebtedness secured by such Liens is otherwise permitted by this Agreement, and the aggregate principal amount of Indebtedness secured by each such Lien does not exceed 100% of the lesser of (i) the cost of the property or such improvements subject thereto or (ii) the fair market value of such property at the time of incurrence; and

          (i)  Liens not otherwise permitted by paragraphs (a) through
     (h) above incurred subsequent to the Closing Date to secure
     Indebtedness, provided that after giving effect to such Liens and the incurrence of all Indebtedness secured thereby (i) no Default or Event of Default would exist, (ii) the Company would be permitted to incur one dollar of additional Funded Debt in accordance with Section 7.2(a), and
     (iii) the sum of (x) Indebtedness secured by Liens incurred pursuant to this paragraph (i) plus, (y) without duplication, Indebtedness of Subsidiaries (other than Indebtedness owed to the Company or to a Wholly-Owned Subsidiary), does not at any time exceed 20% of Consolidated Net Worth.

     7.6  Restricted Payments.

     The Company will not declare or make any Restricted Payment unless, after giving effect thereto, (a) no Default or Event of Default would exist, (b) the Company could incur one dollar of additional Funded Debt in accordance with Section 7.2(a), and (c) the aggregate amount of Restricted Payments made after December 15, 1995 to and including the date of the Restricted
Payment in question would not exceed the sum of (i) $40,000,000, plus (ii)
75% of Consolidated Net Income (less 100% of any loss) realized subsequent to December 15, 1995, plus (iii) the net cash proceeds of the issuance or sale of any of the Company's capital stock after December 15, 1995.

     7.7  Merger or Consolidation.

     The Company will not, and will not permit any Subsidiary to, merge or consolidate with, or sell all or substantially all of its assets to, any Person, except that:

          (a) The Company may merge or consolidate with, or sell all or substantially all of its assets to, any Person or permit any Person to merge into it, provided that immediately after giving effect thereto,

               (i) The Company is the successor corporation or, if the Company is not the successor corporation, the successor corporation is a solvent corporation organized under the laws of a state of the United States of America or the District of Columbia and expressly assumes in writing the Company's obligations under the Notes and this Agreement, and the holders of the Notes shall have received an opinion of legal counsel reasonably acceptable to them that this Agreement and the Notes are legal, valid and binding obligations of the successor corporation, enforceable against the successor corporation in accordance with their terms;

               (ii) There shall exist no Default or Event of Default;
          and

               (iii)The Company or such successor corporation could incur at least $1.00 of additional Funded Debt in accordance with Section 7.2(a); and

          (b) Any Subsidiary may (i) merge into the Company or a Wholly-Owned Subsidiary or (ii) sell, transfer or lease all or any part of its assets to the Company or to a Wholly-Owned Subsidiary or (iii) merge into any Person which, as a result of such merger, becomes a Wholly-Owned Subsidiary; provided in each such instance that immediately after giving effect thereto there shall exist no Default or Event of Default.

     7.8  Sale of Assets; Sale of Receivables.

          (a) The Company will not, and will not permit any Subsidiary to, sell, lease, transfer or otherwise (including by way of merger) dispose of (collectively a "Disposition") any assets (including capital stock of Subsidiaries) in one or a series of transactions (other than in the ordinary course of business or as permitted by Section 7.7) to any Person other than the Company or a Wholly-Owned Subsidiary, if, after giving effect to such Disposition, the aggregate net book value of assets subject to Dispositions during the fiscal year in which such Disposition occurs would exceed 15% of Consolidated Net Worth, determined as of the end of the fiscal quarter immediately preceding such Disposition; provided, that such Disposition shall not be subject to or included in the foregoing limitation and computation if within six months of such Disposition the net proceeds thereof are either (x) reinvested in productive fixed assets of the Company or a Wholly-Owned Subsidiary, or (y) applied to repay Indebtedness.

          (b)  Notwithstanding the foregoing Section 7.8(a) the
     Company and its Subsidiaries may sell, with or without recourse, accounts receivable, provided that the discount on receivables sold with recourse is not more than 20% of the face amount or fair market value of such receivables, whichever is greater, and the net proceeds from the sale of receivables without recourse is not less than 80% of the face amount or fair market value of such receivables, whichever is greater.

          (c) Neither the Company nor any Subsidiary shall act as seller or lessee in any Sale and Leaseback unless, after giving effect thereto and to any concurrent transactions, no Default or Event of Default would exist and the Company would be able to incur one dollar of additional Funded Debt in accordance with Section 7.2(a).

     7.9  Disposition of Stock of Subsidiaries.

     The Company will not, and will not permit any Subsidiary to, issue, sell or transfer the capital stock of a Subsidiary unless (i) all shares of capital stock of such Subsidiary and all Indebtedness of such Subsidiary owned by the Company and by every other Subsidiary shall simultaneously be sold, transferred or otherwise disposed of, (ii) such Subsidiary does not thereafter own any shares of capital stock or Indebtedness of the Company or another Subsidiary,
(iii) such sale would be permitted by Section 7.8(a), and (iv) the board of directors of the Company shall have made a good faith determination that such sale or transfer is in the best interests of the Company.

     7.10 Permitted Investments.

     The Company will not, and will not permit any Subsidiary to, make any Investment other than a Permitted Investment.

     7.11 Transactions with Affiliates.

     The Company will not, and will not permit any Subsidiary to, enter into any transaction (including the furnishing of goods or services) with an Affiliate, whether or not in the ordinary course of business, except on terms and conditions no less favorable to the Company or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate.

     7.12 Nature of Business.

     The Company will not, and will not permit any Subsidiary to, engage in any business that is not substantially similar to the type of business carried on during the fiscal year ended December 31, 1994, or is not an activity which is ancillary, incidental or necessary to the ongoing business of the Company or such Subsidiary.

     7.13 Guaranties.

     The Company will not, and will not permit any Subsidiary to, become or be liable in respect to any guaranty of Indebtedness except Guaranties which are limited in amount to a stated maximum principal amount dollar exposure.

8.   EVENTS OF DEFAULT AND REMEDIES THEREFOR

     8.1  Nature of Events.

     An "Event of Default" shall exist if any one or more of the following occurs and is continuing:

          (a) Any default in the payment of interest when due on any of the Notes and continuance of such default for a period of 5 days;

          (b) Any default in the payment of the principal of any of the Notes or the Make-Whole Amount thereon, if any, at maturity, upon acceleration of maturity or at any date fixed for prepayment;

          (c) Any default (i) in the payment of any principal of, or interest or premium on, any other Indebtedness of the Company or a Subsidiary as and when due and payable (whether by lapse of time, declaration, call for redemption or otherwise) and the continuation of such default beyond the period of grace allowed with respect thereto, or (ii) which results in the acceleration of any Indebtedness of the Company or any Subsidiary; provided that, in each case, the aggregate amount of all obligations in respect of such Indebtedness exceeds at such time One Million Dollars ($1,000,000);

          (d) Any default in the observance of any covenant or agreement contained in any one or more of Sections 7.1 through 7.9, inclusive;

          (e) Any default in the observance or performance of any other covenant or provision of this Agreement which is not remedied within 30 days after the Company obtains knowledge thereof;

          (f) Any representation or warranty made by the Company in this Agreement, or made by the Company in any written statement or certificate furnished by the Company in connection with the issuance and sale of the Notes or furnished by the Company pursuant to this Agreement, proves incorrect in any material respect as of the date of the issuance or making thereof;

          (g) A final, non-appealable judgment or judgments in an aggregate amount in excess of $1,000,000 shall be entered against the Company or any Subsidiary and remain unpaid for a period of 60 days after the Company receives notice thereof;

          (h) (i) A receiver, liquidator, custodian or trustee of the Company or any Subsidiary, or of all or any substantial part of the property of either, shall be appointed by court order and such order remains in effect for more than sixty (60) days; or an order for relief shall be entered with respect to the Company or any Subsidiary, or the Company or any Subsidiary shall be adjudicated a bankrupt or insolvent;

               (ii) all or any substantial part of the property of the Company or any Subsidiary shall be sequestered by court order and such order shall remain in effect for more than sixty (60) days; or

               (iii)a petition shall be filed against the Company or any Subsidiary under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, and shall not be dismissed within sixty (60) days after such filing;

          (i) The Company or any Subsidiary shall file a petition in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or shall consent to the filing of any petition against it under any such law; or

          (j) The Company or any Subsidiary shall make a general assignment for the benefit of its creditors, or admits in writing its inability, or fails, to pay its debts generally as they become due, or shall consent to the appointment of a receiver, liquidator or trustee of the Company or a Subsidiary or of all or a substantial part of its property.

     8.2  Default Remedies.

          (a)  Acceleration on Event of Default.

               (i) If any Event of Default specified in Section 8.1(h) through Section 8.1(j), inclusive, shall exist, all of the Notes at the time outstanding shall automatically become immediately due and payable together with interest accrued thereon at such time, and, to the extent permitted by law, the Make-Whole Amount as of the Determination Date, with respect to the principal amount of the Notes, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, and,

               (ii) If any Event of Default other than those specified in Section 8.1(h) through Section 8.1(j), inclusive, shall exist, the Required Holders may exercise any right, power or remedy permitted to such holder or holders by law, and shall have, in particular, without limiting the generality of the foregoing, the right to declare the entire principal of, and all interest accrued on, all the Notes then outstanding to be, and such Notes shall thereupon become, forthwith due and payable, without any presentment, demand, or protest, all of which are hereby expressly waived, to the extent permitted by law, and the Company shall forthwith pay to the holder or holders of all the Notes then outstanding the entire principal of, and interest accrued on, the Notes at such time and, to the extent permitted by law, the Make-Whole Amount as of the Determination Date, with respect to such principal amount of such Notes.

          (b) Acceleration on Payment Default. During the existence of an Event of Default described in Section 8.1(a) and Section 8.1(b), and irrespective of whether any of the Notes then outstanding shall have been declared to be due and payable pursuant to Section 8.2(a)(ii), any holder of Notes who or which shall have not consented to any waiver with respect to such Event of Default may, at his or its option, by notice in writing to the Company, declare the Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable together with all interest accrued thereon, without any presentment, demand, or protest, all of which are hereby expressly waived, to the extent permitted by law, and the Company shall forthwith pay to such holder the entire principal of and interest accrued on such Notes at such time and, to the extent permitted by law, the Make-Whole Amount as of the Determination Date, with respect to such principal amount of such Notes.

          (c) Valuable Rights. The Company acknowledges, and the parties hereto agree, that the right of each holder to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) is a valuable right and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

     8.3  Annulment of Acceleration of Notes.

     The provisions of Section 8.2 are subject to the condition that if the principal of, the Make-Whole Amount and accrued interest on the Notes have been declared immediately due and payable by reason of the occurrence of any Event of Default described in Section 8.1(a) through Section 8.1(g), inclusive, the holder or holders of 66-2/3% in aggregate principal amount of the Notes then outstanding may, by written instrument filed with the Company, rescind and annul such declaration and the consequences thereof, provided that (i) at the time such declaration is annulled and rescinded no judgment or decree has been entered for the payment of any monies due pursuant to the Notes or this Agreement, (ii) all arrears of interest upon all the Notes and all other sums payable under the Notes and under this Agreement (except any principal, Make-Whole Amount or interest on the Notes which has become due and payable solely by reason of such declaration under Section 8.2) shall have been duly paid and (iii) each and every Default or Event of Default shall have been cured or waived; and provided further, that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereto.

     8.4  Other Remedies.

     If any Event of Default shall be continuing, any holder of Notes may enforce its rights by suit in equity, by action at law, or by any other appropriate proceedings, whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained in this Agreement or in the Notes or in aid of the exercise of any power granted in this Agreement, and may enforce the payment of any Note held by such holder and any of its other legal or equitable rights.

     8.5  Conduct No Waiver; Collection Expenses.

     No course of dealing on the part of any holder of Notes, nor any delay or failure on the part of any holder of Notes to exercise any of its rights, shall operate as a waiver of such rights or otherwise prejudice such holder's rights, power and remedies. If the Company fails to pay, when due, the principal of, the Make-Whole Amount, or the interest on, any Note, or fails to comply with any other provision of this Agreement, the Company will pay to each holder, to the extent permitted by law, on demand, such further amounts as shall be sufficient to cover the cost and expenses, including but not limited to reasonable attorneys' fees, incurred by such holder in collecting any sums due on the Notes or in otherwise enforcing any of its rights.

     8.6  Remedies Cumulative.

     No right or remedy conferred upon or served to any holder of Notes under this Agreement is intended to be exclusive of any other right or remedy, and every right and remedy shall be cumulative and in addition to every other right or remedy given under this Agreement or now or hereafter existing under any applicable law. Every right and remedy given by this Agreement or by applicable law to any holder of Notes may be exercised from time to time and as often as may be deemed expedient by such holder, as the case may be.

     8.7  Notice of Default.

     With respect to Defaults, Events of Default or claimed defaults, the Company will give the following notices:

     (a) The Company promptly, but in any event within 5 days after an officer of the Company obtains knowledge, will furnish to each holder of a Note written notice of the occurrence of a Default or an Event of Default. Such notice shall specify the nature of such default, the period of existence thereof and what action the Company has taken or is taking or proposes to take with respect thereto.

     (b) If the holder of any Note or of any other evidence of Indebtedness of the Company or any Subsidiary gives any notice or takes any other action with respect to a claimed default, the Company with forthwith give written notice thereof to each holder of the then outstanding Notes, describing the notice or action and the nature of the claimed default.

9.   AMENDMENTS, WAIVERS AND CONSENTS

     9.1  Matters Subject to Modification.

     Any term, covenant, agreement or condition of this Agreement may, with the consent of the Company, be amended, or compliance therewith may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Company shall have obtained the consent in writing of the Required Holders; provided, however, that, without the written consent of the holder or holders of all of the Notes then outstanding, no such waiver, modification, alteration or amendment shall be effective which will (i) change the time of payment (including any required prepayment or optional prepayment) of the principal of or the interest on any Note, (ii) reduce the principal amount thereof or the Make-Whole Amount, if any, or change the rate of interest thereon, (iii) change any provision of any instrument affecting the preferences between holders of the Notes or between holders of the Notes and other creditors of the Company, or (iv) change any of the provisions of Section 8.2, Section 8.3 or this Section 9.

     For the purpose of determining whether holders of the requisite principal amount of Notes have made or concurred in any waiver, consent, approval, notice or other communication under this Agreement, Notes held in the name of, or owned beneficially by, the Company, any Subsidiary or any Affiliate thereof, shall not be deemed outstanding.

     9.2  Solicitation of Holders of Notes.

     The Company will not solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions of this Agreement or the Notes unless each holder of the Notes (irrespective of the amount of Notes then owned by it) shall concurrently be informed thereof by the Company and shall be afforded the opportunity of considering the same and shall be supplied by the Company with sufficient information to enable it to make an informed decision with respect thereto. Executed or true and correct copies of any waiver or consent effected pursuant to the provisions of this Section 9 shall be delivered by the Company to each holder of outstanding Notes forthwith following the date on which the same shall have been executed and delivered by the holder or holders of the requisite percentage of outstanding Notes. The Company will not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fees or otherwise, to any holder of the Notes as consideration for or as an inducement to the entering into by any holder of the Notes of any waiver or amendment of any of the terms and provisions of this Agreement unless such renumeration is concurrently paid, on the same terms, ratably to each holder of the then outstanding Notes.

     9.3  Binding Effect.

     Any such amendment or waiver shall apply equally to all the holders of the Notes and shall be binding upon them, upon each future holder of any Note and upon the Company whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived or impair any right related thereto.

10.  FORM OF NOTES, REGISTRATION, TRANSFER, EXCHANGE AND
REPLACEMENT

     10.1 Form of Notes.

     Each Note initially delivered under this Agreement will be in the form of one fully registered Note in the form attached as Exhibit A. The Notes are issuable only in fully registered form and in denominations of at least $100,000 (or the remaining outstanding balance thereof, if less than $100,000).

     10.2 Note Register.

     The Company shall cause to be kept at its principal office a register (the "Note Register") for the registration and transfer of the Notes. The names and addresses of the holders of Notes, the transfer thereof and the names and address of the transferees of the Notes shall be registered in the Note Register. The Company may deem and treat the Person in whose name a Note is so registered as the holder and owner thereof for all purposes and shall not be affected by any notice to the contrary, until due presentment of such Note for registration of transfer as provided in this Section 10.

     10.3 Issuance of New Notes Upon Exchange or Transfer.

     Upon surrender for exchange or registration of transfer of any Note at the office of the Company designated for notices in accordance with Section 11.2, the Company shall execute and deliver within five (5) Business Days, at its expense, one or more new Notes of any authorized denominations requested by the holder of the surrendered Note, each dated the date to which interest has been paid on the Notes so surrendered (or, if no interest has been paid, the date of such surrendered Note), but in the same aggregate unpaid principal amount as such surrendered Note, and registered in the name of such person or persons as shall be designated in writing by such holder. Every Note surrendered for registration of transfer shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or by his attorney duly authorized in writing. The Company may condition its issuance of any new Note in connection with a transfer by any Person upon compliance by the transferor with Section 3.2(a), Section 2.5, and payment to the Company of a sum sufficient to cover any stamp tax or other governmental charge imposed in respect of such transfer.

     10.4 Replacement of Notes.

     Upon receipt of evidence satisfactory to the Company of the loss, theft, mutilation or destruction of any Note, and in the case of any such loss, theft or destruction upon delivery of a bond of indemnity in such form and amount as shall be reasonably satisfactory to the Company or in the event of such mutilation upon surrender and cancellation of the Note, the Company, without charge to the holder thereof, will make and deliver within five (5) Business Days a new Note, of like tenor in lieu of such lost, stolen, destroyed or mutilated Note. If any such lost, stolen, or destroyed Note is owned by you or any other Institutional Holder, then the affidavit of an authorized officer of such owner setting forth the fact of such loss, theft or destruction and of its ownership of the Note at the time of such loss, theft or destruction shall be accepted as satisfactory evidence thereof, and no further indemnity shall be required as a condition to the execution and delivery of a new Note, other than a written agreement of such owner (in form reasonably satisfactory to the Company) to indemnify the Company.

11.  MISCELLANEOUS

     11.1 Expenses.

     Whether or not the purchase of Notes herein contemplated shall be consummated, the Company agrees to pay directly all of your reasonable expenses in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated by this Agreement, including, but not limited to, out-of-pocket expenses, filing fees of Standard & Poor's Corporation in connection with obtaining a private placement number, filing fees of the National Association of Insurance Commissioners, charges and disbursements of your special counsel, photocopying and printing costs and charges for shipping the Notes, adequately insured, to you at your home office or at such other address as you may designate, and all similar expenses (including the fees and expenses of your counsel) relating to any amendments, waivers or consents in connection with this Agreement or the Notes, including, but not limited to, any such amendments, waiver or consents resulting from any work-out, renegotiation or restructuring relating to the performance by the Company of its obligations under this Agreement and the Notes. The Company also agrees that it will pay and save you harmless against any and all liability with respect to stamp and other documentary taxes, if any, which may be payable, or which may be determined to be payable in connection with the execution and delivery of this Agreement or the Notes (but not in connection with a transfer of any Notes), whether or not any Notes are then outstanding. The obligations of the Company under this Section 11.1 shall survive the retirement of the Notes.

     11.2 Notices.

     Except as otherwise expressly provided herein, all communications provided for in this Agreement shall be in writing and delivered or sent by registered or certified mail, return receipt requested, or by overnight courier
(i) if to you, to the address set forth below your name in Annex 1, or to such other address as you may in writing designate, (ii) if to any other holder of the Notes, to such address as the holder may designate in writing to the Company, and (iii) if to the Company, to Standard Motor Products, Inc., 37-18 Northern Boulevard, Long Island City, New York 11101, Attention: Treasurer, or to such other address as the Company may in writing designate.

     11.3 Reproduction of Documents.

     This Agreement and all documents relating hereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by you at the closing of the purchase of the Notes (except the Notes themselves), and (iii) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process, and you may destroy any original document so reproduced. The Company agrees and stipulates that any such reproduction which is legible shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence; provided that nothing herein contained shall preclude the Company from objecting to the admission of any reproduction on the basis that such reproduction is not accurate, has been altered or is otherwise incomplete.

     11.4 Successors and Assigns.

     This Agreement will inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

     11.5 Law Governing.

     This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York.

     11.6 Headings, Independent Construction.

     The headings of the sections and subsections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement. Each covenant contained herein shall be construed (absent an express contrary provision herein) as being independent of each other covenant contained herein, and compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with one or more other covenants.

     11.7 Counterparts.

     This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all such counterparts shall together constitute one and the same instrument, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart or reproduction thereof permitted by Section 11.3.

     11.8 Reliance on and Survival of Provisions.

     All covenants, representations and warranties made by the Company herein and in any certificates delivered pursuant to this Agreement, whether or not in connection with a closing, (i) shall be deemed to have been relied upon by you, notwithstanding any investigation heretofore or hereafter made by you or on your behalf and (ii) shall survive the delivery of this Agreement and the Notes.

     11.9 Integration and Severability.

     This Agreement embodies the entire agreement and understanding between you and the Company, and supersedes all prior agreements and understandings relating to the subject matter hereof. In case any one or more of the provisions contained in this Agreement or in any Note, or application thereof, shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained in this Agreement and in any Note, and any other application thereof, shall not in any way be affected or impaired thereby.

[Remainder of page intentionally left blank; next page is signature page] IN WITNESS WHEREOF, you and the Company have caused this Agreement to be executed and delivered by a duly authorized officer.

                                   STANDARD MOTOR PRODUCTS, INC.




                                   By____________________________________
                                        Name:
                                        Title:



Accepted:

AMERICAN UNITED LIFE INSURANCE COMPANY



By    KENT R. ADAMS
     Name:   KENT R. ADAMS
     Title:  VICE PRESIDENT








                                                   ANNEX 1
                                         INFORMATION AS TO PURCHASER


--------------------------------------------------------------------------------
Purchaser Name                   METROPOLITAN LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Note is Registered METROPOLITAN LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Note Registration Number,        R-1; $35,000,000
Principal Amount to be purchased
at Initial Closing
--------------------------------------------------------------------------------
Note Registration Number,        N/A
Principal Amount to be purchased
at Second Closing
--------------------------------------------------------------------------------
Payment on Account of Note

      Method                     Federal Funds Wire Transfer

      Account Information        The Chase Manhattan Bank, N.A.
                                 33 East 23rd Street
                                 ABA No. 021000021
                                 Account No. 002-2-410591
--------------------------------------------------------------------------------
Accompanying Information         Name of Company: STANDARD MOTOR PRODUCTS, INC.
                                 Description of
                                 Security:        6.81% Senior Notes due
                                                  February 25, 2006
                                 Security Number:853666 C@ 2
                                 Due Date and Application (as among principal,
                                 premium and interest) of the payment being
                                 made:
--------------------------------------------------------------------------------
Address for Notices Related to   Metropolitan Life Insurance Company
Payments                         One Madison Avenue
                                 New York, NY 10010
                                 Attention:  Treasurer

                                 with a copy to:

                                 Metropolitan Life Insurance Company
                                 Capital Markets Group
                                 200 Park Avenue
                                 21st Floor
                                 New York, NY  10166
                                 Attention: Vice President

                                 Fax:  (212) 692-5784
--------------------------------------------------------------------------------
Purchaser Name                   METROPOLITAN LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Address for All other Notices    Metropolitan Life Insurance Company
                                 One Madison Avenue
                                 New York, NY 10010
                                 Attention:  Treasurer

                                 with a copy to:

                                 Metropolitan Life Insurance Company
                                 Capital Markets Group
                                 200 Park Avenue
                                 21st Floor
                                 New York, NY  10166
                                 Attention: Vice President

                                 Fax:  (212) 692-5784
--------------------------------------------------------------------------------
Instructions re Delivery of NotesRuth R. Gluck, Esq.
                                 Metropolitan Life Insurance Company
                                 One Madison Avenue
                                 New York, NY  10010-3690

                                 Tel:  (212) 578-2863
--------------------------------------------------------------------------------
Signature Block format           METROPOLITAN LIFE INSURANCE COMPANY

                                 By__________________________
                                 Name:
                                 Title:

                                 By__________________________
                                 Name:
                                 Title:
--------------------------------------------------------------------------------
Tax Identification Number        13-5581829
--------------------------------------------------------------------------------
Purchaser Name                   CONNECTICUT GENERAL LIFE INSURANCE COMPANY, on
                                 behalf of one or more separate accounts
--------------------------------------------------------------------------------
Name in Which Note is Registered CIG & CO.
--------------------------------------------------------------------------------
Note Registration Number,        N/A
Principal Amount to be purchased
at Initial Closing
--------------------------------------------------------------------------------
Note Registration Number,        R-5; $4,000,000
Principal Amount to be purchased R-6; $3,000,000
at Second Closing
--------------------------------------------------------------------------------
Payment on Account of Note

     Method                      Federal Funds Wire Transfer

     Account Information         Chase NYC/CTR/
                                 BNF=CIGNA Private Placements/AC=9009001802
                                 ABA No.: 021000021
--------------------------------------------------------------------------------
Accompanying Information         Name of Company:  Standard Motor Products, Inc.
                                 Description of
                                 Security:         6.81% Senior Notes due
                                                   February 25, 2006
                                 Security Number:853666 C@ 2
                                 Due Date and Application (as among principal,
                                 premium and interest) of the payment being
                                 made:
--------------------------------------------------------------------------------
Address for Notices Related to   CIG & Co.
Payments                         c/o CIGNA Investments, Inc.
                                 Attention: Securities Processing S-206
                                 900 Cottage Grove Road
                                 Hartford, CT  06152-2206

                                 with a copy to:

                                 Chase Manhattan Bank, N.A.
                                 Private Placement Servicing
                                 P.O. Box 1508
                                 Bowling Green Station
                                 New York, New York 10081
                                 Attention: CIGNA Private Placements
                                 Fax: (212) 552-3107/1005
--------------------------------------------------------------------------------
Address for All other Notices    CIG & Co.
                                 c/o CIGNA Investments, Inc.
                                 Attention: Private Securities Division S-307
                                 900 Cottage Grove Road
                                 Hartford, Connecticut 06152-2307
                                 Fax: (203) 726-7203
--------------------------------------------------------------------------------
Instructions re Delivery of NotesEllen Flynn, Esq.
                                 CIGNA Investments, Inc.
                                 900 Cottage Grove Road,  (S-215)
                                 Hartford, CT  06002

                                 Tel:  (203) 726-3884
--------------------------------------------------------------------------------
Purchaser Name                   CONNECTICUT GENERAL LIFE INSURANCE COMPANY, on
                                 behalf of one or more separate accounts
--------------------------------------------------------------------------------
Signature Block format           CONNECTICUT GENERAL LIFE INSURANCE COMPANY, on
                                   behalf of one or more separate accounts
                                 By CIGNA Investments, Inc.

                                     By _____________________________
                                 Name:
                                 Title:
--------------------------------------------------------------------------------
Tax Identification Number        13-3574027
--------------------------------------------------------------------------------
Purchaser Name                   CONNECTICUT GENERAL LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Note is Registered CIG & CO.
--------------------------------------------------------------------------------
Note Registration Number,        N/A
Principal Amount to be purchased
at Initial Closing
--------------------------------------------------------------------------------
Note Registration Number,        R-7; $6,000,000
Principal Amount to be purchased
at Second Closing
--------------------------------------------------------------------------------
Payment on Account of Note

Method                           Federal Funds Wire Transfer

Account Information              Chase NYC/CTR/
                                 BNF=CIGNA Private Placements/AC=9009001802
                                 ABA No.: 021000021
--------------------------------------------------------------------------------
Accompanying Information         Name of Company: STANDARD MOTOR PRODUCTS, INC.
                                 Description of
                                 Security:        6.81% Senior Notes due
                                                  February 25, 2006
                                 Security Number:853666 C@ 2
                                 Due Date and Application (as among principal,
                                 premium and interest) of the payment being
                                 made:
--------------------------------------------------------------------------------
Address for Notices Related to   CIG & Co.
Payments                         c/o CIGNA Investments, Inc.
                                 Attention: Securities Processing S-206
                                 900 Cottage Grove Road
                                 Hartford, CT  06152-2206

                                 with a copy to:

                                 Chase Manhattan Bank, N.A.
                                 Private Placement Servicing
                                 P.O. Box 1508
                                 Bowling Green Station
                                 New York, New York 10081
                                 Attention: CIGNA Private Placements
                                 Fax: (212) 552-3107/1005
--------------------------------------------------------------------------------
Address for All other Notices    CIG & Co.
                                 c/o CIGNA Investments, Inc.
                                 Attention: Private Securities Division S-307
                                 900 Cottage Grove Road
                                 Hartford, Connecticut 06152-2307
                                 Fax: (203) 726-7203
--------------------------------------------------------------------------------
Instructions re Delivery of NotesEllen Flynn, Esq.
                                 CIGNA Investments, Inc.
                                 900 Cottage Grove Road,  (S-215)
                                 Hartford, CT  06002

                                 Tel:  (203) 726-3884
--------------------------------------------------------------------------------
Purchaser Name                   CONNECTICUT GENERAL LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Signature Block format           CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                                 By CIGNA Investments, Inc.

                                     By _____________________________
                                 Name:
                                 Title:
--------------------------------------------------------------------------------
Tax Identification Number        13-3574027
--------------------------------------------------------------------------------
Purchaser Name                   CIGNA PROPERTY AND CASUALTY INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Note is Registered CIG & CO.
--------------------------------------------------------------------------------
Note Registration Number,        N/A
Principal Amount to be purchased
at Initial Closing
--------------------------------------------------------------------------------
Note Registration Number,        R-8; $4,000,000
Principal Amount to be purchased
at Second Closing
--------------------------------------------------------------------------------
Payment on Account of Note

     Method                      Federal Funds Wire Transfer

     Account Information         Chase NYC/CTR/
                                 BNF=CIGNA Private Placements/AC=9009001802
                                 ABA No.: 021000021
--------------------------------------------------------------------------------
Accompanying Information         Name of Company: STANDARD MOTOR PRODUCTS, INC.
                                 Description of
                                 Security:        6.81% Senior Notes due
                                                  February 25, 2006
                                 Security Number:853666 C@ 2
                                 Due Date and Application (as among principal,
                                 premium and interest) of the payment being
                                 made:
--------------------------------------------------------------------------------
Address for Notices Related to   CIG & Co.
Payments                         c/o CIGNA Investments, Inc.
                                 Attention: Securities Processing S-206
                                 900 Cottage Grove Road
                                 Hartford, CT  06152-2206

                                 with a copy to:

                                 Chase Manhattan Bank, N.A.
                                 Private Placement Servicing
                                 P.O. Box 1508
                                 Bowling Green Station
                                 New York, New York 10081
                                 Attention: CIGNA Private Placements
                                 Fax: (212) 552-3107/1005
--------------------------------------------------------------------------------
Address for All other Notices    CIG & Co.
                                 c/o CIGNA Investments, Inc.
                                 Attention: Private Securities Division S-307
                                 900 Cottage Grove Road
                                 Hartford, Connecticut 06152-2307
                                 Fax: (203) 726-7203
--------------------------------------------------------------------------------
Instructions re Delivery of NotesEllen Flynn, Esq.
                                 CIGNA Investments, Inc.
                                 900 Cottage Grove Road,  (S-215)
                                 Hartford, CT  06002

                                 Tel:  (203) 726-3884
--------------------------------------------------------------------------------
Purchaser Name                   CIGNA PROPERTY AND CASUALTY INSURANCE COMPANY
--------------------------------------------------------------------------------
Signature Block format           CIGNA PROPERTY AND CASUALTY INSURANCE COMPANY
                                 By CIGNA Investments, Inc.

                                     By _____________________________
                                 Name:
                                 Title:
--------------------------------------------------------------------------------
Tax Identification Number        13-3574027
--------------------------------------------------------------------------------
Purchaser Name                   LIFE INSURANCE COMPANY OF NORTH AMERICA
--------------------------------------------------------------------------------
Name in Which Note is Registered CIG & CO.
--------------------------------------------------------------------------------
Note Registration Number,        N/A
Principal Amount to be purchased
at Initial Closing
--------------------------------------------------------------------------------
Note Registration Number,        R-9; $3,000,000
Principal Amount to be purchased
at Second Closing
--------------------------------------------------------------------------------
Payment on Account of Note

     Method                      Federal Funds Wire Transfer

     Account Information         Chase NYC/CTR/
                                 BNF=CIGNA Private Placements/AC=9009001802
                                 ABA No.: 021000021
--------------------------------------------------------------------------------
Accompanying Information         Name of Company: STANDARD MOTOR PRODUCTS, INC.
                                 Description of
                                 Security:        6.81% Senior Notes due
                                                  February 25, 2006
                                 Security Number:853666 C@ 2
                                 Due Date and Application (as among principal,
                                 premium and interest) of the payment being
                                 made:
--------------------------------------------------------------------------------
Address for Notices Related to   CIG & Co.
Payments                         c/o CIGNA Investments, Inc.
                                 Attention: Securities Processing S-206
                                 900 Cottage Grove Road
                                 Hartford, CT  06152-2206

                                 with a copy to:

                                 Chase Manhattan Bank, N.A.
                                 Private Placement Servicing
                                 P.O. Box 1508
                                 Bowling Green Station
                                 New York, New York 10081
                                 Attention: CIGNA Private Placements
                                 Fax: (212) 552-3107/1005
--------------------------------------------------------------------------------
Address for All other Notices    CIG & Co.
                                 c/o CIGNA Investments, Inc.
                                 Attention: Private Securities Division S-307
                                 900 Cottage Grove Road
                                 Hartford, Connecticut 06152-2307
                                 Fax: 203-726-7203
--------------------------------------------------------------------------------
Instructions re Delivery of NotesEllen Flynn, Esq.
                                 CIGNA Investments, Inc.
                                 900 Cottage Grove Road,  (S-215)
                                 Hartford, CT  06002

                                 Tel:  (203) 726-3884
--------------------------------------------------------------------------------
Purchaser Name                   LIFE INSURANCE COMPANY OF NORTH AMERICA
--------------------------------------------------------------------------------
Signature Block format           LIFE INSURANCE COMPANY OF NORTH AMERICA
                                 By CIGNA Investments, Inc.

                                     By _____________________________
                                 Name:
                                 Title:
--------------------------------------------------------------------------------
Tax Identification Number        13-3574027
--------------------------------------------------------------------------------
Purchaser Name                   THE TRAVELERS INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Note is Registered TRAL & CO.
--------------------------------------------------------------------------------
Note Registration Number,        R-2; $10,000,000
Principal Amount to be purchased
at Initial Closing
--------------------------------------------------------------------------------
Note Registration Number,        N/A
Principal Amount to be purchased
at Second Closing
--------------------------------------------------------------------------------
Payment on Account of Note

Method                           Federal Funds Wire Transfer

Account Information              The Chase Manhattan Bank, N.A.
                                 One Chase Manhattan Plaza
                                 New York, NY 10081
                                 ABA No. 021000021
                                 For the account of:  The Travelers Insurance
                                 Company --
                                 Account No.:  910-2-587434
--------------------------------------------------------------------------------
Accompanying Information         Name of Company: STANDARD MOTOR PRODUCTS, INC.
                                 Description of
                                 Security:        6.81% Senior Notes due
                                                  February 25, 2006
                                 Security Number:853666 C@ 2
                                 Due Date and Application (as among principal,
                                 premium and interest) of the payment being
                                 made:
--------------------------------------------------------------------------------
Address for Notices Related to   The Travelers Insurance Company
Payments                         One Tower Square
                                 Hartford, CT 06183-2030
                                 Attention:  Securities Department -- Cashier
--------------------------------------------------------------------------------
Address for All other Notices    The Travelers Insurance Company
                                 One Tower Square
                                 Hartford, CT 06183-2030
                                 Attention:  Securities Department -- Private
                                 Placements
                                 Fax:  (203) 954-3730
--------------------------------------------------------------------------------
Instructions re Delivery of NotesDaniel B. Kenney, Esq.
                                 The Travelers Insurance Company
                                 One Tower Square
                                 Securities Department (9PB)
                                 Hartford, CT 06183-2030

                                 Tel:  (203) 277-5254
--------------------------------------------------------------------------------
Signature Block format           THE TRAVELERS INSURANCE COMPANY

                                 By___________________________
                                 Name:
                                 Title:
--------------------------------------------------------------------------------
Tax Identification Number        06-0566090
--------------------------------------------------------------------------------
Purchaser Name                   AMERICAN UNITED LIFE INSURANCE COMPANY
--------------------------------------------------------------------------------
Name in Which Note is Registered American United Life Insurance Company
--------------------------------------------------------------------------------
Note Registration Number,        R-3; $4,000,000
Principal Amount to be purchased R-4; $4,000,000
at Initial Closing
--------------------------------------------------------------------------------
Note Registration Number,        N/A
Principal Amount to be purchased
at Second Closing
--------------------------------------------------------------------------------
Payment on Account of Note

     Method                      Federal Funds Wire Transfer

     Account Information         Bank of New York
                                 One Wall Street, 3rd Floor
                                 New York, NY  10286
                                 Window A

                                 ABA No.:  021000018
                                 Account No.:  186683/AUL
--------------------------------------------------------------------------------
Accompanying Information         Name of Company: STANDARD MOTOR PRODUCTS, INC.
                                 Description of
                                 Security:        6.81% Senior Notes due
                                                  February 25, 2006
                                 Security Number:853666 C@ 2
                                 Due Date and Application (as among principal,
                                 premium and interest) of the payment being
                                 made:
--------------------------------------------------------------------------------
Address for Notices Related to   American United Life Insurance Company
Payments                         Law Department
                                 Post Office Box 368
                                 Indianapolis, IN  46206
                                 Attn:  Rebecca Davis
--------------------------------------------------------------------------------
Address for All other Notices    American United Life Insurance Company
                                 Law Department
                                 Post Office Box 368
                                 Indianapolis, IN  46206
                                 Attn:  Rebecca Davis

                                 Fax:  (317) 263-1470
--------------------------------------------------------------------------------
Instructions re Delivery of NotesBank of New York
                                 One Wall Street, 3rd Floor
                                 New York, NY  10286
                                 Window A
                                 Acct# 186682/AUL
                                 ABA# 021000018
--------------------------------------------------------------------------------
Signature Block format
--------------------------------------------------------------------------------
Tax Identification Number        35-0145825
--------------------------------------------------------------------------------

                             ANNEX 2
                PAYMENT INSTRUCTIONS AT CLOSINGS


Re:  Standard Motor Products, Inc. --
     $73,000,000 6.81% Senior Notes due 2006

     In accordance with Section 1.2(b) and Section 1.2(c) of the Agreement, the Company directs you to make payment for the Note or Notes being purchased by you by payment by federal funds wire transfer in immediately available funds of the purchase price thereof to:

Chemical Bank
New York, NY

ABA No:   021000128

Account No:027-022048

Account Name:  Standard Motor Products, Inc.

Contact person at Bank:

     Name:     Jon Russell
     Phone No.:(718) 830-5812
                                                 ANNEX 3
                                              PART 3.1 (C)
                                        SUBSIDIARIES & AFFILIATES

                                                                       Percent
                                            State or                  of Voting
                                            Country of                Securities
Name                                        Incorporation               Owned

Blue Streak-Hygrade Motor                   Canada                     100 (1)
   Products, Ltd.
Marathon Auto Parts & Products, Inc.        New York                   100
Motortronics, Inc.                          New York                   100
Reno Standard Incorporated                  Nevada                     100
Stanric, Inc.                               Delaware                   100
Mardevco Credit Corp. (2)                   New York                   100
Standard Motor Products (Hong               Hong Kong                  100
   Kong) Limited
Industrial & Automotive Associates,         California                 100
Unimotor, Ltd.                              Canada                     100
EIS Brake Manufacturing, Ltd.               Canada                     100
Standard Motor Electronics, Ltd.            Israel                     100

     All of the subsidiaries are included in the consolidated financial statements.



(1)   Except for directors' qualifying shares.
(2)   Wholly owned subsidiary of Stanric, Inc.

                                      AFFILIATES

                                                                       Percent
                                            State or                  of Voting
                                            Country of                Securities
Name                                        Incorporation               Owned

EISLINE Manufacturing Co.                   California                  50 (A)
Blue Streak Electronics, Inc.               Canada                      50 (B)
Testar, Ltd.                                Israel                      50 (C)
Standard Motor Products (Wuhan) Ltd.        China                       50 (D)


(A) 50% owned by Autoline, Inc.
(B) 50% owned by Aron Regev and Family
(C) 50% owned by Aron Regev
(D) 39% owned by China Wuhan Changlong High Tech Enterprise Co., Ltd. 15% owned by Dongfeng Auto Works Electrical Factory
     6% owned by Hong Kong Baixin Enterprise Ltd.



                              Annex 3
                           PART 3.1 (h)
       ERISA Affiliates and "Employee Benefit Plans," Multi-Employer Plans


Medical Plans:
Champ Service Line:
Champ Service Line LaHood & Associates; Blue Advantage HMO; Blue Care HMO (U/N)

AirParts & ADI:
AirParts Health & Welfare, All America (H/S)

Four Seasons:
Four Seasons Health & Welfare Plan; All America (H/S)

Canada:
Blue Streak-Hygrade Motor Parts Ltd. (Metropolitan Life Ins.) (N)

Pik-A-Nut:
Pik-A-Nut Health & Welfare Plan; Warren Steinborn Associates (H/S)

L.I.C.:
Standard Motor Products Health & Welfare Plan, SNL Administrators (N)

Reno:
Standard Motor Products Health & Welfare Plan, SNL Administrators (N)

Stanric (Puerto Rico):
Plan Medico Empleados Stanric Inc.; Cook & Stratton P.P.O. (N)

EIS:
EIS Division Health & Welfare - SNL Administrators, Connecticare, M.D. Health benefits, F.H.P. TakeCare (U/N)

Hong Kong:
Employee Benefit Health Insurance; National Mutual Insurance Co. Ltd. (Support & Management Staff)



[U=Union]
[N=Non-Union]
[H=Hourly]
[S=Salaried]




                                   Annex 3
                                 PART 3.1 (h)
                   ERISA Affile Benefit Plans," Multi-Employer Plans


Dental:
Champ Service Line:
Cigna Dental Ins. (U)
Kansas City Life Insurance Co. Dental Benefits (N)

AirParts & ADI:
AirParts Dental Care (U/N)

Four Seasons:
United Dental Care (H)
All America Dental Plan (S)

Canada:
Blue Streak-Hygrade Motor Parts Ltd. (Metropolitan Life Ins.) (N)
(Dental Continued)

Pik-A-Nut:
Pik-A-Nut Division of S.M.P. Kansas City Life Insurance Dental Plan (H/S)

L.I.C.:
Standard Motor Products, Inc. Dental Plan, SNL Administrators (N)
U.A.W. Welfare Fund, Local 365 (U)

Reno:
Standard Motor Products, Inc. Dental Plan, SNL Administrators (N)

Stanric (Puerto Rico):
Delta Dental de Puerto Rico (N)

EIS:
EIS Employees Dental - SNL Administrators (N)




[U=Union]
[N=Non-Union]
[H=Hourly]
[S=Salaried]



                                        Annex 3
                                     PART 3.1 (h)
                   ERISA Affiliates ande Benefit Plans," Multi-Employer Plans


Life Insurance:
Champ Service Line:
Phoenix Home Life Mutual Insurance Co. (U)
Kansas City Life Ins. Co. Group Life Benefits (N)

AirParts & ADI:
All America (H/S)

Four Seasons:
U.S. Life Ins. Co. (H)
All America Insurance Co. (S)

Canada:
Blue Streak-Hygrade Motor Products Ltd. (Metropolitan Life Ins.) (N)

Pik-A-Nut:
North American Insurance Co., A.D. & D. Cigna Group Ins. (H/S)

L.I.C.:
Hartford Insurance Co. (U/N)

Reno:
Hartford Insurance Co. (U/N)

Stanric (Puerto Rico):
United of Omaha (N)
Security National Life Insurance Co. (Office only()

EIS:
Hartford Insurance Co. (U/N)

Hong Kong:
Employee Benefit Life Insurance; National Mutual Insurance Co. Ltd. (Support & Management Staff)

[U=Union]
[N=Non-Union]
[H=Hourly]
[S=Salaried]



                                        Annex 3
                                     PART 3.1 (h)
                   ERISA Affiliates ande Benefit Plans," Multi-Employer Plans


Short-Term Disability:
Champ Service Line:
Kansas City Life Ins. Co. Grp. Weekly Disability Insurance Benefits (U/N)

Canada:
Blue Streak-Hygrade Motor Products Ltd. (Metropolitan Life Ins.) (N)

Pik-A-Nut:
Warren Steinbach Associates, T.P.A. North American Ins. Co. (H/S)

L.I.C.:
Wausau Insurance Company (N)

Reno:
Wausau Insurance Company (N)

Stanric (Puerto Rico):
Sinot:  Seguro de Incapcidad no Ocupacional; National Life Insurance Co. (N)

EIS:
S.N.L. Administrators (U/N)

Hong Kong:
Employee Benefit Life Insurance; National Mutual Insurance Co. Ltd. (Support & Management Staff)

Long-Term Disability:
Champ Service Line:
Kansas City Life Insurance Company Group Long-Term Disability Ins. Benefits (N)

AirParts & A.D.I.:
UNUM Ins. Co. (H/S)

Four Seasons:
UNUM Ins. Co. (H/S)
[U=Union]
[N=Non-Union]
[H=Hourly]
[S=Salaried]




                                        Annex 3
                                     PART 3.1 (h)
                   ERISA Affiliates ande Benefit Plans," Multi-Employer Plans


Canada:
Blue Streak-Hygrade Motor Products Ltd. (Metropolitan Life Ins) (N)

Pik-A-Nut:
Kansas City Life Ins. Group Long-Term Disability (H/S)

L.I.C.:
Guardian Insurance Co. (N)

Reno:
Guardian Insurance Co. (N)

Stanric (Puerto Rico):
Guardian Insurance Co. (N)

EIS:
UNUM (N)

Hong Kong:
Employee Benefit Life Insurance; National Mutual Insurance Co. Ltd. (Support & Management Staff)

Retirement:
EIS:
Cigna Retirement and Investment Service (U)-EIS Union Employees Pension Plan (U)

Hong Kong:
Provident Fund Scheme; American International Assurance Co. (Bermuda) Ltd.
(AIA) (Support & Management Staff)






[U=Union]
[N=Non-Union]
[H=Hourly]
[S=Salaried]

                                        Annex 3
                                     PART 3.1 (h)
                   ERISA Affiliates ande Benefit Plans," Multi-Employer Plans


"401K and/or Profit Sharing:
Champ Service Line:
Champ Service Line Production Employees 401K Plan (U)
S.M.P. Inc. Profit Sharing Capital Accumulation Plan (N)

AirParts & ADI:
S.M.P., Inc. Profit Sharing Capital Accumulation Plan (U/N)

Four Seasons:
S.M.P., Inc. Profit Sharing Capital Accumulation Plan (H/S)

Canada:
Deferred Profit Sharing Plan (National Trust) (N)

Pik-A-Nut:
S.M.P., Inc. Profit Sharing Capital Accumulation Plan (H/S)

L.I.C.:
S.M.P., Inc. Profit Sharing Capital Accumulation Plan (N)

Reno:
S.M.P., Inc. Profit Sharing Capital Accumulation Plan (N)

Stanric (Puerto Rico):
S.M.P., Inc. Profit Sharing Capital Accumulation Plan (N)

EIS:
S.M.P., Inc. Profit Sharing Capital Accumulation Plan (N)

ESOP:
Champ Service Line:
Employee Stock Ownership Plan and Trust of SMP, Inc. (N)

Air Parts/A.D.I.:
Employee Stock Ownership Plan and Trust of SMP, Inc. (N)



[U=Union]
[N=Non-Union]
[H=Hourly]
[S=Salaried]


                                        Annex 3
                                     PART 3.1 (h)
                   ERISA Affiliates ande Benefit Plans," Multi-Employer Plans



Four Seasons:
Employee Stock Ownership Plan & Trust of SMP, Inc. (H/S)

Canada:
Deferred Profit Sharing Plan (National Trust) (N)

Pik-A-Nut:
Employee Stock Ownership Plan & Trust of SMP, Inc. (H/S)

L.I.C.:
Employee Stock Ownership Plan & Trust of SMP, Inc. (N)

Reno:
Employee Stock Ownership Plan & Trust of SMP, Inc. (N)

Stanric (Puerto Rico):
Employee Stock Ownership Plan & Trust of SMP, Inc. (N)

EIS:
Employee Stock Ownership Plan & Trust of SMP, Inc. (N)

Multi-Employer Plans:
L.I.C.:
U.A.W. Local 365 Hip/Welfare Fund/Major Medical (U)
U.A.W. Local 365 Welfare Fund (U)
U.A.W. Local 365 Pension Plan (U)






[U=Union]
[N=Non-Union]
[H=Hourly]
[S=Salaried]


                ANNEX 3
                PART 3.1(y)
                INDEBTEDNESS
                AS AT DECEMBER 15, 1995

                                                                  LONG TERM
                                                 CURRENT          AMOUNT
       NAME                          TOTAL        AMOUNT        (FUNDED DEBT)

IRB'S AND LONG-TERM NOTES

TEXAS # 2 - IRB                   780,000.00     180,000.00        600,000.00
MANILA ARK. BOND # 1 - IRB      1,200,000.00     270,000.00        950,000.00
MANILA ARK. BOND # 2 - IRB      1,060,000.00     180,000.00        880,000.00
LIC - IRB                       4,833,334.33     666,667.00      4,166,667.33
NOTES PAY: TRAVELERS # 3        2,000,000.00   2,000,000.00              0.00
NOTES PAY: INSURANCE CO'S      30,000,000.00           0.00     30,000,000.00
NOTES PAY: $65 MILLION         65,000,000.00   9,285,714.00     55,714,286.00
NBD BANK - ESOP                 5,033,571.00   1,680,000.00      3,353,571.00


SUB - TOTAL                   109,926,905.33  14,262,381.00     95,664,524.33

BANK REVOLVING CREDIT                       (AS AT 12/13/95)

CHEMICAL                       14,000,000.00  14,000,000.00
NAT WEST                       14,100,000.00  14,100,000.00
BK OF NEW YORK                 17,300,000.00  17,300,000.00
NBD BANK                        8,900,000.00   8,900,000.00

SUB - TOTAL                    54,300,000.00  54,300,000.00

TOTAL INDEBTEDNESS            164,226,905.33  68,562,381.00     95,664,524.33

                                                  ANNEX 3
                                               PART 7.2(A)
                                          EXISTING FUNDED DEBT
                                         AS AT DECEMBER 15, 1995



       NAME                                           TOTAL

TEXAS # 2 - IRB                                          600,000.00
MANILA ARK. BOND # 1 - IRB                               950,000.00
MANILA ARK. BOND # 2 - IRB                               880,000.00
LIC - IRB                                              4,166,667.33
NOTES PAY: INSURANCE CO'S                             30,000,000.00
NOTES PAY: $65 MILLION                                55,714,286.00
NBD BANK - ESOP                                        3,353,571.00


TOTAL FUNDED DEBT                                     95,664,524.33
                                          ANNEX 3
                                        PART 7.5
                                     EXISTING LIENS




1. Industrial Revenue Bond - Grand Park Woodall Rogers, N.A., Dallas, Texas dated 8/1/84 in the original amount of $2,000,000.

2. Industrial Revenue Bond - New York City Industrial Development Authority dated January 1, 1988 in the amount of $10,000,000.

3. Industrial revenue Bond - First National Bank of Lawrence County, Walnut Ridge, Arkansas dated 12/16/89 the original amount of $2,500,000.

4. Industrial revenue Bond - First National Bank of Lawrence County, Walnut Ridge, Arkansas dated 6/1/90 the original amount of $1,800,000.

5. Credit Agreement with Chemical Bank dated 3/10/80 for a maximum of $18,000,000 to be used for the acquisition of stock of the Company's ESOP; First Amendment and Waiver Agreement Dated 7/20/90; Second Amendment and Waiver Agreement dated 3/4/91; Third Amendment assigning the Credit Agreement to NBD Bank, N.A. dated 12/20/91; Waiver dated 1/13/92; Fourth Amendment dated 10/30/92; Waiver dated 12/8/92.

6. Asset Purchase and Sale Agreement with Abacus Funding Co. as Investor and Manufacturers Hanover Agent Bank Services Corporation as Agent dated 7/10/90 in the original amount of $25,000,000.


                                UNPAID PRINCIPAL BALANCES
                                 AS OF DECEMBER 15, 1995


1.   $780,000

2.   $4,833,333

3.   $1,220,000

4.   $1,060,000

5.   $5,033,571

6.   $25,000,000
                             ANNEX 4
            Notice Information as to Make-Whole Amount


Re:  Standard Motor Products, Inc. --
     $73,000,000 6.81% Senior Notes due 2006

     In accordance with the definition of "Make-Whole Amount" set forth in
Section 5.1 of this Agreement, all communications required to be delivered pursuant to such definition shall be sent by telecopier to the number and attention set forth with the respective parties below:

          (i)  if to the Company,

                    Standard Motor Products, Inc.
                    Attention: Treasurer
                    FAX: (718) 729-4549

     or at such other telecopier number as the Company shall have furnished in writing to all holders of the Notes at the time outstanding, and

          (ii) if to any of the holders of the Notes,

                    (A) if to any of the Purchasers, at the telecopier number set forth on Annex 1, and further including any additional parties referred to on such Annex 1 that are required to receive notices, and

                    (B) if to any other holders of Notes, at their respective telecopier numbers set forth in the register for the registration and transfer of Notes maintained pursuant to Section 10.2, or to any such party at such other telecopier number as such party may designate by notice duly given in accordance with this Annex 4 to the Company (which other telecopier number shall be entered in such register).
                                                        EXHIBIT A

                          FORM OF NOTE

                  STANDARD MOTOR PRODUCTS, INC.

             6.81% Senior Note Due February 25, 2006

No. R-____                                        PPN:________________
$________                                          [Closing Date]



     STANDARD MOTOR PRODUCTS, INC. (the "Company"), a New York corporation, for value received, hereby promises to pay to ______ or registered assigns the principal sum of ______ DOLLARS ($______) on February 25, 2006 and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance thereof from the date of this Note at the rate of six and eighty-one one-hundredths percent (6.81%) per annum, semi-annually on February 25 and August 25 of each year, commencing on the later of February 25, 1996 or the payment date next succeeding the date hereof, until the principal amount hereof shall become due and payable; and to pay on demand interest on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the lesser of (a) the highest rate allowed by applicable law or (b) the greater of (i) eight and eighty- one one-hundredths percent (8.81%), or (ii) two percent (2%) over the rate of interest publicly announced by Chemical Bank from time to time as its prime rate.

     Payments of principal, Make-Whole Amount, if any, and interest shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts to the registered holder hereof at the address shown in the register maintained by the Company for such purpose, in the manner provided in the Note Purchase Agreement (defined below).

     This Note is one of an issue of Notes of the Company issued in an aggregate principal amount limited to Seventy Three Million Dollars ($73,000,000) pursuant to the Company's separate Note Purchase Agreements, (collectively, the "Note Purchase Agreement"), each dated as of December 1, 1995, with the purchasers listed on Annex 1 thereto, and is entitled to the benefits thereof. Capitalized terms used herein and not otherwise defined herein have the meanings specified in the Note Purchase Agreement.

     As provided in the Note Purchase Agreement, (i) portions of the principal of this Note must be repaid (and will become due and payable) prior to the stated maturity hereof, (ii) all or a portion of the principal of this Note may be repaid at the option of the Company (and will, on the exercise of such option, become due and payable) prior to the stated maturity hereof and a Make-Whole Amount may be due in connection therewith and (iii) all of the principal of this Note (together with any applicable Make-Whole Amount) may, under certain circumstances, be declared due and payable in the manner and with the effect provided in the Note Purchase Agreement.

     This Note is a registered Note and is transferable only by surrender thereof at the principal office of the Company as specified in the Note Purchase Agreement, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Note or such holder's attorney duly authorized in writing.

     THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK, EXCLUDING CHOICE-OF-LAW PRINCIPLES OF THE LAW OF SUCH STATE THAT WOULD REQUIRE THE APPLICATION OF THE LAWS OF A JURISDICTION OTHER THAN SUCH STATE.



                                   STANDARD MOTOR PRODUCTS, INC.



                                   By:

                                        Name:

                                        Title:
                                                       EXHIBIT B1

           [FROM OF OPINION OF COUNSEL TO THE COMPANY]

              [Letterhead of Kelley Drye & Warren]


                                                   [Closing Date]


To the Persons Listed on
Annex 1 hereto

     Re:  Standard Motor Products, Inc. (the "Company")

Ladies and Gentlemen:

     Reference is made to the separate Note Purchase Agreements, each dated as of December 1, 1995 (collectively, the "Note Purchase Agreement"), between the Company and each of the purchasers listed on Annex 1 attached thereto (the "Purchasers"), which provide, among other things, for the issuance and sale by the Company of its 6.81% Senior Notes due February 25, 2006, in the aggregate principal amount of Seventy-Three Million Dollars ($73,000,000). The capitalized terms used herein and not defined herein have the meanings specified by the Note Purchase Agreement.

     We have acted as special counsel to the Company in connection with the transactions contemplated by the Note Purchase Agreement. In acting as such counsel, we have examined:

          (a)  the Note Purchase Agreement;

          (b) the Company's 6.81% Senior Notes due February 25, 2006, each dated the date hereof, in the respective forms, principal amounts, and with the registration numbers set forth on Annex 1 to the Note Purchase Agreement (collectively, the "Notes");

          (c) the documents executed and delivered by the Company in connection with the transactions contemplated by the Note Purchase Agreement;

          (d) the bylaws and minute books of the Company and a certified copy of the certificate of incorporation of the Company, as in effect on the date hereof;

          (e) a long-form good standing certificate from the state of incorporation of the Company, good standing certificates from the states of incorporation of each Subsidiary, and foreign good standing certificates for each of such corporations from each of the applicable states set forth on Annex 2 hereto;

          (f) letters to Hebb & Gitlin and certain other Persons from PaineWebber Incorporated, describing the manner of the offering of the Notes (the "Offeree Letter");

          (g) the opinion of Hebb & Gitlin, special counsel to the Purchasers, dated the date hereof; and

          (h) originals, or copies certified or otherwise identified to our satisfaction, of such other documents, records, instruments and certificates of public officials as we have deemed necessary or appropriate to enable us to render this opinion.

     In rendering our opinion, we have assumed

          (i) that all signatures (other than signatures of officers of the Company) are genuine,

          (ii) that all documents submitted to us as originals are genuine,

          (iii)that all copies submitted to us conform to the originals,

          (iv) that all natural Persons have legal capacity, and

          (v) as to documents executed by or on behalf of Persons other than the Company,

               (A) that each such Person executing documents had the power to enter into and perform its obligations under such documents, and

               (B) that such documents have been duly authorized, executed and delivered by, and are binding upon and enforceable against, such Persons.

     In rendering our opinion, we have relied, to the extent we deem necessary and proper, on (I) warranties and representations as to certain factual matters contained in the Note Purchase Agreement, and (II) the Offeree Letter. We have no actual knowledge of any material inaccuracies in any of the facts contained in the documents listed in the foregoing items (I) and (II).

     Our opinion is based upon the laws of the State of New York and United States federal law.

     Based on the foregoing, we are of the following opinions:

     1. Each of the Company and the Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its state of incorporation and has all requisite corporate power and authority to carry on its business and own its property.

     2. Each of the Company and the Subsidiaries is duly qualified and is in good standing as a foreign corporation in each jurisdiction where the character of its properties or the nature of its activities makes such qualification necessary, except where the failure to so qualify and be in good standing would not have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement and the Notes.

     3. All consents, approvals and authorizations of, and all designations, declarations, filings, registrations, qualifications, or recordations with, governmental authorities required on the part of each of the Company and the Subsidiaries have been obtained in connection with the ownership of its properties and the conduct of its businesses, except where the failure to obtain any such consent, approval or authorization with respect to such ownership and conduct would not have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement and the Notes.


                           Exhibit B1-2

     4. There is no default or existing condition which with the passage of time or notice, or both, would result in a default by the Company or any Subsidiary under any contract, lease or commitment known to us to which any one or more of the Company or any Subsidiary is a party or by which their respective properties may be bound, except where such default would not have a material adverse effect on the ability of the Company to perform its obligations set forth in the Note Purchase Agreement and the Notes.

     5. There is no judgment, order, action, suit, proceeding, inquiry, order or investigation, at law or in equity, before any court or governmental authority, arbitration board or tribunal, pending or threatened against the Company or any one or more of the Subsidiaries, except for any such judgment, order, action, suit, proceeding, inquiry, order or investigation that would not have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement and the Notes.

     6. The Company has the requisite corporate power and authority to execute and deliver the Note Purchase Agreement, to issue and sell the Notes, and to perform its obligations set forth in each of the Note Purchase Agreement and the Notes.

     7. Each of the Note Purchase Agreement and the Notes has been duly authorized by all necessary corporate action on the part of the Company (no action on the part of the stockholders of the Company being required in respect thereof), has been executed and delivered by duly authorized officers of the Company, and constitutes a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

     8. The execution and delivery of the Note Purchase Agreement and the Notes, and the issue and sale of the Notes, by the Company and the performance by the Company of its obligations thereunder will not conflict with, constitute a violation of, result in a breach of any provision of, constitute a default under, or result in the creation or imposition of any Lien or encumbrance upon any of its property or the property of a Subsidiary pursuant to the certificate of incorporation or bylaws of the Company or such Subsidiary, any applicable statute, rule or regulation to which the Company or any Subsidiary are subject, or to any agreement or instrument to which the Company or such Subsidiary is a party or by which its respective properties may be bound.

     9. All consents, approvals and authorizations of, and all designations, declarations, filings, registrations, qualifications and recordations with, governmental authorities required on the part of the Company have been obtained in connection with the execution and delivery of each of the Note Purchase Agreement and the Notes and the issue and sale of the Notes and the use of the proceeds thereof.

     10. The issuance, sale and delivery of the Notes is not subject to the registration requirements of the Securities Act of 1933, as amended, or the "Blue Sky" laws of the State of New York, and the Company is not required to qualify an indenture with respect thereto under the Trust Indenture Act of 1939, as amended.

                           Exhibit B1-3


     11. Neither the issuance of the Notes nor the intended use of the proceeds of the Notes (as set forth in Section 3.1(s) of the Note Purchase Agreement) will violate Regulations G, T, U or X of the Board of Governors of the Federal Reserve System.

     12. Neither the issuance and sale of the Notes, nor the performance of the Company of its obligations under the Note Purchase Agreement, is subject to regulation under the Investment Company Act of 1940 as amended, the Public Utility Holding Company Act of 1935 as amended, the Interstate Commerce Act as amended or the Federal Power Act as amended.

     13. The Company has good title to all of the shares it purports to own of the capital stock of each Subsidiary, free and clear in each case of any perfected security interest or any other Lien.

     All opinions herein contained with respect to the enforceability of documents and instruments are qualified to the extent that:

          (a) the availability of equitable remedies, including without limitation, specific enforcement and injunctive relief, is subject to the discretion of the court before which any proceedings therefor may be brought; and

          (b) the enforceability of certain terms provided in the Note Purchase Agreement and the Notes may be limited by applicable bankruptcy, reorganization, arrangement, insolvency, moratorium, fraudulent conveyance or similar laws affecting the enforcement of creditors' rights generally as at the time in effect and common law or statutory requirements with respect to commercial reasonableness.

     We acknowledge that this opinion is being issued at the request of the Company pursuant to Section 4.2 of the Note Purchase Agreement and we agree that the parties listed on Annex 1 hereto may rely and are relying hereon in connection with the consummation of the transactions contemplated by the Note Purchase Agreement. Hebb & Gitlin may rely on this opinion for the sole purpose of rendering their opinion to be rendered pursuant to Section 4.2 of the Note Purchase Agreement. Subsequent holders of the Notes may rely on this opinion as if it was addressed to them.


                                   Very truly yours,




                           Exhibit B1-4




                             ANNEX 1
                           Addressees


Metropolitan Life Insurance Company
One Madison Avenue
New York, NY 10010


Connecticut General Life Insurance Company
 on behalf of one or more separate accounts
c/o CIGNA Investments, Inc.
Attention:  Private Securities Division S-307
900 Cottage Grove Road
Hartford, CT 06152-2307


Connecticut General Life Insurance Company
c/o CIGNA Investments, Inc.
Attention:  Private Securities Division S-307
900 Cottage Grove Road
Hartford, CT 06152-2307


CIGNA Property and Casualty Insurance Company
c/o CIGNA Investments, Inc.
Attention:  Private Securities Division S-307
900 Cottage Grove Road
Hartford, CT 06152-2307


Life Insurance Company of North America
c/o CIGNA Investments, Inc.
Attention:  Private Securities Division S-307
900 Cottage Grove Road
Hartford, CT 06152-2307


The Travelers Insurance Company
One Tower Square
Hartford, CT 06183-2030


American United Life Insurance Company
Law Department
Post Office Box 368
Indianapolis, IN 46206


                           Exhibit B1-5



                              ANNEX 2
               Foreign Good Standing Certificates

          Corporation                                               State

                   (To be provided by Company)







































                           Exhibit B1-6
                                                        EXHIBIT C

                  STANDARD MOTOR PRODUCTS, INC.
                     CERTIFICATE OF OFFICERS


     We, ______ and ______, each hereby certify that we are, respectively, the ______, and the ______ of STANDARD MOTOR PRODUCTS, INC., a New York corporation (the "Company"), and that, as such, we have access to its corporate records and are familiar wi the matters herein certified, and we are authorized to execute and deliver this Certificat name and on behalf of the Company, and that:

     1.   This certificate is being delivered pursuant to Section 4.1 and
Section 4.3 of the Company's separate Note Purchase Agreements (collectively, the "Note Purchase Agreement"), each dated as of December 1, 1995 with each of the purchasers listed on Annex 1 thereto (collectively, the "Purchasers"). The terms used in this Certificate and not defined here the respective meanings specified in the Note Purchase Agreement.

     2. The warranties and representations contained in Section 3.1 of the Note Purchase Agreement are true in all material respects on the date hereof with the same effect as tho made on and as of the date hereof.

     3. The Company has performed and complied with all agreements and conditions contained in the Note Purchase Agreement that are required to be performed or complied with by the Company before or at the date hereof.

     4. No event has occurred and no condition exists which, on the date hereof, would constitute a Default or an Event of Default under the Note Purchase Agreement.

     5. ______, from ______ __, 199_ [date of resolutions to sell Notes] to the date hereof, inclusive, has been and is the duly elected, qualified and acting Secretary of the Company, and the signature appearing on the Certificate of Secretary dated the date hereof delivered to the Purchasers contemporaneously herewith is his genuine signature.


















                           Exhibit C-1



     IN WITNESS WHEREOF, we have executed this Certificate in the name and on behalf of the Company on [Closing Date].

                                   STANDARD MOTOR PRODUCTS, INC.



                                   By:
                                        Name:



                                   By:
                                        Name:




























                           Exhibit C-2
                                                        EXHIBIT D

                  STANDARD MOTOR PRODUCTS, INC.
                    CERTIFICATE OF SECRETARY



     I, ______, hereby certify that I am the duly elected, qualified and acting Secretary of STANDARD MOTOR PRODUCTS, INC., a New York corporation (the "Company"), and that, as such, I have access to its corporate records and am familiar with the matters herein certified, and I am authorized to execute and deliver this Certificate in the name and on behalf of the Company, and that:

     1. This certificate is being delivered pursuant to the Company's separate Note Purchase Agreements (collectively, the "Note Purchase Agreement"), each dated as of December 1, 1995 with each of the purchasers listed on Annex 1 thereto (collectively, the "Purchasers"). The terms used in this Certificate and not defined herein have the respective meanings specified in the Note Purchase Agreement.

     2. Attached hereto as Attachment A is a true and correct copy of resolutions, and the preamble thereto, adopted by the Board of Directors of the Company on ______ __, 1995, and such resolutions and preamble set forth in Attachment A hereto were duly adopted by said Board of Directors and are in full force and effect on and as of the date hereof, not having been amended, altered or repealed, and such resolutions are filed with the records of the Board of Directors.

     3. The documents listed below were executed and delivered by the Company pursuant to and in accordance with the resolutions set forth in Attachment A hereto and said documents as executed are substantially in the form submitted to and approved by the Board of Directors of the Company as aforementioned:

          (a) the Company's Note Purchase Agreement providing for the sale by the Company and the purchase by the Purchasers of the Company's 6.81% Senior Notes due February 25, 2006 (collectively, the "Notes"); and

          (b)  the Notes.

     4. Attached hereto as Attachment B is a true, correct and complete copy of the bylaws of the Company as in full force and effect on and as of the date hereof, which bylaws were last amended by the Board of Directors of the Company on, and have been in full effect in said form at all times from ______ __, 1995 [date of resolution to sell notes] to the date hereof, inclusive, without modification or amendment in any respect.

     5. Each of the following named persons is and has been a duly elected, qualified and acting officer of the Company holding the office or offices set forth below opposite his or her name from ______ __, 1995 [date of resolution to sell notes] to the date hereof, inclusive:




            [List Only Officers Executing Documents]

       Name                              Office
 [Chairman of the Board] /s/
 [President] /s/
 [Vice President, Finance] /s/
 [Secretary] /s/
 [Assistant Secretary] /s/
 [Treasurer] /s/
 [Comptroller] /s/

     6. The signature appearing opposite the name of each such person set forth above is his or her genuine signature.

     7. Attached hereto as Attachment C is a long-form good standing certificate in respect of the Company from the State of New York which certificate

          (a) lists all corporate documents filed with the Secretary of State of New York on or prior to the date hereof in respect of the Company,

          (b)  has attached copies of such documents,

          (c)  bears the certification of the Secretary of State of New York and

          (d)  is true, correct and complete.

     8. There have been no amendments or supplements to or restatements of the Certificate of Incorporation of the Company since ______ __, 1995 [date preceding date of copy certified by Sec. of State].

     IN WITNESS WHEREOF, I have hereunto set my hand on [Closing Date].


                                   STANDARD MOTOR PRODUCTS, INC.


                                           -----------------------------
                                        Secretary


                             Exhibit D-2


                         Attachment A

                       BOARD OF DIRECTORS
                  STANDARD MOTOR PRODUCTS, INC.
                       RESOLUTIONS ADOPTED


     WHEREAS, there has been submitted to this Board a draft of the form of Note Purchase Agreement (together with all exhibits and schedules thereto, the "Note Purchase Agreement"), to be entered into separately by the Company and each of the purchasers listed on Annex 1 thereto (together with any affiliate of any thereof, the "Purchasers") pursuant to which the Purchasers will purchase from the Company the aggregate principal amount of $73,000,000 of the Company's 6.81% Senior Notes due February 25, 2006 (collectively, the "Notes");

     WHEREAS, this Board has reviewed in detail and discussed the terms and provisions of the Note Purchase Agreement, including the forms of the Notes specified therein; and

     WHEREAS, on the basis of its review of the Note Purchase Agreement and of the principal terms and provisions of the transactions provided for therein, this Board deems it advisable and in the best interest of the Company that the transactions provided in the Note Purchase Agreement be consummated substantially in accordance with the provisions of the Note Purchase Agreement; and

     WHEREAS, terms used in these preambles and resolutions and not herein defined shall have the respective meanings ascribed to them in the Note Purchase Agreement;

     NOW THEREFORE, BE IT RESOLVED, that the form of, and each of the terms and provisions contained in, the Note Purchase Agreement, are hereby authorized and approved in each and every respect; and each and every transaction effected or to be effected pursuant to and substantially in accordance with the terms of the Note Purchase Agreement, including, but not limited to, each specific transaction that is described, authorized and approved in these resolutions, is hereby authorized and approved in each and every respect;

     RESOLVED, that the Company enter into a Note Purchase Agreement with each of the Purchasers or any affiliate thereof; and that each of the Chairman of the Board, the President, any Vice President, the Treasurer and each other officer of the Company (each an "Authorized Officer") is hereby severally authorized to execute and deliver, in the name and on behalf of the Company, the Note Purchase Agreement, each substantially in the form thereof presented to this Board and heretofore approved, with such changes therein as shall be approved by the officer executing and delivering the same, such approval to be evidenced conclusively by such execution and delivery; and

     RESOLVED, that the Company borrow from the Purchasers an aggregate amount of funds as provided in the Note Purchase Agreement, such indebtedness to be evidenced by the Notes, in the amounts and upon the terms and conditions provided for in the Note Purchase Agreement; and that each of the Authorized Officers is hereby severally authorized to execute and deliver the Notes, in the name and on behalf of the Company, substantially in the respective forms thereof presented to this Board and heretofore approved, with such changes therein as shall be approved by the officer or officers executing and delivering the same, such approval to be evidenced conclusively by such execution and delivery; and


                             Exhibit D-3


     RESOLVED, that this Board hereby authorizes each of the Authorized Officers, severally, to execute and deliver for and on behalf of the Company the certificates required by the Note Purchase Agreement; and

     RESOLVED, that the Authorized Officers and any person or persons designated and authorized so to act by any Authorized Officer are hereby each severally authorized to do and perform or cause to be done and performed, in the name and on behalf of the Company, all other acts, to pay or cause to be paid, on behalf of the Company, all related costs and expenses and to execute and deliver or cause to be executed and delivered such other notices, requests, demands, directions, consents, approvals, orders, applications, agreements, instruments, certificates, undertakings, supplements, amendments, further assurances or other communications of any kind, under the corporate seal of the Company or otherwise and in the name of and on behalf of the Company or otherwise, as he, she or they may deem necessary, advisable or appropriate to effect the intent of the foregoing Resolutions or to comply with the requirements of the instruments approved and authorized by the foregoing Resolutions, including but not limited to the Note Purchase Agreement and the Notes; and

     RESOLVED, that any acts of any Authorized Officer of the Company and of any person or persons designated and authorized to act by any Authorized Officer of the Company, which acts would have been authorized by the foregoing Resolutions except that such acts were taken prior to the adoption of such Resolutions, are hereby severally ratified, confirmed, approved and adopted as the acts of the Company; and

     RESOLVED, that each of the Secretary and each Assistant Secretary of the Company is hereby severally authorized and empowered to certify to the passage of the foregoing Resolutions under the seal of this Company or otherwise.










                             Exhibit D-4



                          Attachment B

                      Bylaws of the Company

[TO BE SUPPLIED BY COMPANY]

















                             Exhibit D-5



                           Attachment C

       Long Form Good Standing Certificate of the Company

[TO BE SUPPLIED BY COMPANY]































                             Exhibit D-6