Form 10-Q
period 1996-03-31
STANDARD MOTOR PRODUCTS INC
filed 1996-05-15
CIK 93389

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended March 31, 1996
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                  ------

                           Standard Motor Products, Inc.
- - --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- - ---------------------------------                           --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- - --------------------------------------------                --------------------
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




    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
- - -------------------       ------------------           -------------------------
March 31, 1996               Common Stock               13,127,826
- - -------------------       ------------------           -------------------------








            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                          MARCH 31, 1996



                    PART 1 - FINANCIAL INFORMATION
                    ------------------------------

Item 1                                                              Page No.
- - ------                                                              --------

CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995                                  2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month periods ended                     4
March 31, 1996 and 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three-Month
periods ended March 31, 1996 and 1995                                   5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 8

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       9
CONDITION AND RESULTS OF OPERATIONS



                     PART II - OTHER INFORMATION
                     ---------------------------

Item 6
- - ------

Exhibits and Reports on Form 8K                                        10

Signature                                                              11




                                            - 1 -

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                                 ASSETS
                                 ------
                                                  March 31,    December 31,
                                                       1996            1995
                                                  -----------  ------------
                                                  (Unaudited)


Current assets:
  Cash and cash equivalents                     $    14,898      $   10,856
  Marketable securities (Note 2)                      8,774           6,672
  Accounts and notes receivable, net of
   allowance for doubtful accounts and
   discounts of $7,685 (1995 - $5,907)              183,552         121,516
  Inventories (Note 3)                              203,076         206,279
  Deferred income taxes                              22,647          22,647
  Prepaid expenses and other current assets           7,479           6,569
                                                  -----------  ------------
       Total current assets                         440,426         374,539

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                 111,980         109,537


Other assets (Note 9)                                48,995          37,154
                                                  -----------  ------------
       Total assets                             $   601,401      $  521,230
                                                  -----------  ------------
                                                  -----------  ------------

See accompanying notes to consolidated financial statements.

                                            - 2 -


[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except for shares and per share data)

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
                                                      March 31,    December 31,
                                                           1996            1995
                                                      -----------  ------------
                                                      (Unaudited)
Current liabilities:
  Notes payable - banks                             $    57,800      $   10,200
  Current portion of long-term debt (Note 7)             12,419          14,262
  Accounts payable                                       29,640          24,625
  Sundry payables and accrued expenses                   73,471          69,502
  Accrued customer returns                               13,571          13,446
  Payroll and commissions                                 8,757          10,331
                                                    -----------    ------------
       Total current liabilities                        195,658         142,366

Long-term debt (Note 7)                                 167,745         148,665

Deferred income taxes                                     5,730           5,730

Postretirement benefits other than pensions
  and other accrued liabilities                          16,969          14,069
                                                    -----------    ------------
       Total liabilities                                386,102         310,830

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
  Common stock-par value $2.00 per share
   Authorized - 30,000,000 shares
   Issued - 13,324,476 shares in 1996 and 1995
   (including 196,650 shares held as treasury            26,649          26,649
     shares in 1996 and 1995)
  Capital in excess of par value                          2,651           2,651
  Loan to Employee Stock Ownership Plan (ESOP)           (3,345)         (5,025)
  Minimum pension liability adjustment                      (27)            (27)
  Retained earnings                                     193,080         189,837
  Foreign currency translation adjustment                   126             150
                                                    -----------    ------------
                                                        219,134         214,235

Less: treasury stock-at cost                              3,835           3,835
                                                    -----------    ------------
       Total stockholders' equity                       215,299         210,400
                                                    -----------    ------------
       Total liabilities and stockholders' equity   $   601,401      $  521,230
                                                    -----------    ------------
                                                    -----------    ------------

See accompanying notes to consolidated financial statements.

                                            - 3 -
[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
      (Dollars in thousands, except for shares and per share data)
                              (Unaudited)


                                      For the Three Months Ended
                                                  March 31,
                                     -----------------------------
                                            1996              1995
                                            ----              ----
Net sales                           $    174,440     $     159,720

Cost of sales                            118,540           105,521
                                      ----------        ----------
     Gross profit                         55,900            54,199

Selling, general and
     administrative expenses              46,552            46,085
                                      ----------        ----------
     Operating Income                      9,348             8,114

Other income (expense) - net                 630               378
                                      ----------        ----------
                                           9,978             8,492

Interest expense                           3,845             3,158
                                      ----------        ----------
Earnings before taxes                      6,133             5,334

Taxes based on earnings (Note 5)           1,840             1,440
                                      ----------        ----------
Net earnings                        $      4,293     $       3,894

Retained earnings
     at beginning of period              189,837           177,904
                                      ----------        ----------
                                         194,130           181,798

Less: cash dividends for period            1,050             1,050
                                      ----------        ----------
Retained earnings at end of period  $    193,080     $     180,748
                                      ----------        ----------
                                      ----------        ----------

Per share data:

Net earnings per share                      $.33              $.30
                                            ----              ----
                                            ----              ----

Dividends per common share                  $.08            $ .08
                                            ----              ----
                                            ----              ----


Average number of common shares       13,127,826        13,122,648
                                      ----------        ----------
                                      ----------        ----------

See accompanying notes to consolidated financial statements.




                                            - 4 -
[CAPTION]



             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)
                                                                    For the Three Months Ended
                                                                               March 31,
                                                                   ----------------------------
                                                                        1996               1995
Cash flows from operating activities:
  Net earnings                                                     $   4,293          $   3,894

    Adjustments to reconcile net earnings to net
     cash used in operating activities:
       Depreciation and amortization                                   4,220              3,517
       (Gain) on disposal of property,plant & equipment                   (7)               (11)
       Proceeds from sales of trading securities                       3,951                431
       Purchases of trading securities                                (5,794)              (595)

    Change in assets and liabilities, net of effects from acquisitions:
       (Increase) in accounts receivable, net                        (60,755)           (21,146)
       (Increase) decrease in inventories                              4,244            (12,734)
       (Increase) in other assets                                     (1,368)            (1,235)
       Increase (decrease) in accounts payable                         4,484             (8,768)
       (Decrease) in other current assets and liabilities             (2,782)            (4,793)
       Increase in sundry payables and accrued expenses                3,580                597
                                                                   ----------         ----------

    Net cash (used in) operating activites                           (45,934)           (40,843)

Cash flows from investing activities:
       Purchases of held-to-maturity securities                          (81)              (106)
       Capital expenditures, net of effects from acquisitions         (5,259)            (2,652)
       Payments for acquisitions, net of cash acquired                (9,953)            (3,839)
                                                                   ----------         ----------

    Net cash (used in) investing activities                          (15,293)            (6,597)

Cash flows from financing activities:
       Net borrowings under line-of-credit agreements                 47,600             53,700
       Proceeds from issuance of long-term debt                       20,884
       Principal payments of long-term debt                           (3,847)            (3,859)
       Reduction of loan to ESOP                                       1,680              1,680
       Proceeds from exercise of employee stock options                                      26
       Dividends paid                                                 (1,050)            (1,050)
                                                                   ----------         ----------

    Net cash provided by financing activities                         65,267             50,497
                                                                   ----------         ----------

Effect of exchange rate changes on cash                                    2                 (2)
                                                                   ----------         ----------

Net increase in cash                                                   4,042              3,055

Cash and cash equivalents at beginning of the period                  10,856              2,796
                                                                   ----------         ----------

Cash and cash equivalents at end of the period                     $  14,898          $   5,851
                                                                   ----------         ----------
                                                                   ----------         ----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                    $   1,570          $     943
       Income taxes                                                    2,922              3,097

                                            - 5 -
           STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1995.

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

Where appropriate, certain amounts in 1995 have been reclassified to conform with the 1996 presentation.

Note 2

At March 31, 1996, held-to-maturity securities amounted to approximately $13,370,000 and trading securities amounted to approximately $2,604,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of March 31, 1996, $6,170,000 of the held-to-maturity securities mature within one year and $7,200,000 mature within five to ten years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
                            Inventories
                            -----------
                      (Dollars in thousands)

                                                March 31,        December 31,
                                                     1996                1995
                                              -----------        ------------
                                              (Unaudited)

Finished goods                               $    131,805         $   133,035
Work in process                                     4,549               3,550
Raw materials                                      66,722              69,694
                                              -----------        ------------
      Total inventories                      $    203,076         $   206,279
                                              -----------        ------------
                                              -----------        ------------

Note 4
                  Property, Plant and Equipment
                  -----------------------------
                      (Dollars in thousands)
                                                March 31,        December 31,
                                                     1996                1995
                                              -----------        ------------
                                              (Unaudited)

Land, buildings and improvements             $     70,159         $    70,159
Machinery and equipment                            77,204              76,263
Tools, dies and auxiliary equipment                 7,779               7,766
Furniture and fixtures                             18,393              17,339
Leasehold improvements                              5,553               5,486
Construction in progress                           11,305               7,527
                                              -----------        ------------
                                                  190,393             184,540

Less accumulated depreciation                      78,413              75,003
                                              -----------        ------------
  Total property, plant and equipment - net  $    111,980         $   109,537
                                              -----------        ------------
                                              -----------        ------------

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $3,378,000 and $3,123,000 for the three months ended March 31, 1996 and 1995, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.



                                           - 6 -
           STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6

On January 17, 1996, the Board of Directors adopted a Shareholder Rights Plan
(Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company. The dividend was paid on March 1, 1996 to the shareholders of record as of February 15, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company's outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding common shares. Once the Rights become exercisable they entitle all other shareholders to purchase, by payment of an $80.00 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on February 28, 2006.

At March 31, 1996, 431,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 281,000 shares were subject to outstanding options. 196,650 shares held in treasury will be used to meet requirements for the Company's stock option program.

93,500 outstanding options were vested at March 31, 1996. 62,500 of the unvested outstanding options will become vested each May 2 through 1998.


Note 7

                            Long-Term Debt
                            --------------
                         (Dollars in thousands)

                                                March 31,        December 31,
                                                     1996                1995
                                              -----------        ------------
                                              (Unaudited)

Long-term debt consists of:

6.81% senior note payable                    $     73,000         $    53,000
7.85% senior note payable                          65,000              65,000
9.47% senior note payable                          30,000              30,000
7.88% - 10.50% purchase obligations                 6,946               7,113
Credit Agreement                                    3,354               5,034
Capitalized lease & other                           1,084
Floating rate purchase obligation                     780                 780
9.75% senior note payable                                               2,000
                                              -----------        ------------
                                                  180,164             162,927
Less current portion                               12,419              14,262
                                              -----------        ------------
Total noncurrent portion of
long-term debt                               $    167,745         $   148,665
                                              -----------        ------------
                                              -----------        ------------






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

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the company does not anticipate nonperformance by the counterparties.

Under the terms of the capitalized lease, the Company is required to make 60 monthly installments through 2001.

The floating rate purchase obligation matures in annual installments through 1999, bears interest at sixty-five percent of prime, and is secured by certain property, plant and equipment.

Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital
stock.   At March 31, 1996, the Company had unrestricted retained earnings of
$31,776,000.

Note 8

In February 1996, the Company acquired substantially all of the assets and certain liabilities of Federal Parts Corporation for approximately $13,400,000 plus contingent payments based on performance. Located in Dallas, Texas, Federal Parts assembles and distributes ignition wire sets and battery cables. The acquisition had an immaterial effect on consolidated net earnings for the three months ending March 31, 1996.

Note 9

Other assets consist primarily of unamortized goodwill, deferred new customer acquisition costs, long-term investments, unamortized customer supply agreements, equity in joint ventures, pension assets, security deposits and receivables due after one year.


                                       - 8 -
        STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
As of March 31, 1996, the Company was in a liquid position with stockholders' equity of $215,299,000 and working capital of $244,768,000. The Company expects capital expenditures to be approximately $12,000,000 primarily for new machinery and equipment for the remainder of 1996. At March 31, 1996, the Company had unused lines of credit, including the sale of accounts receivable, aggregating approximately $62,000,000. In addition, the Company secured an additional $20,000,000 of long-term financing in January 1996. These borrowings will be used as a source of funding working capital requirements, capital expenditures and new acquisitions. The Company anticipates that its present sources of funds under the credit lines will continue to be adequate to meet its needs.

During the three months ended March 31, 1996, total debt increased by $64,837,000. This was primarily due to an increase in accounts receivable and payments for acquisitions.

During the three months ended March 31, 1996, accounts receivable increased by $62,036,000. This was mainly due to seasonal sales increases, primarily in the Climate Control Division. Net sales in the first quarter of 1996 were $32,966,000 greater than net sales in the fourth quarter of 1995. In addition, an increase in days sales outstanding during this period primarily as a result of the Company's expansion into retail markets, a decrease in the sale of accounts receivable and the Federal Parts acquisition contributed to the accounts receivable increase.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive businesses. If any such acquisitions are made, they would be funded in the short term by presently available lines of credit.

INTERIM RESULTS OF OPERATIONS
- - -----------------------------
Comparison of the three months ended March 31, 1996 to the three months ended
- - -----------------------------------------------------------------------------
March 31, 1995.
- - ---------------

Net sales for the current quarter increased $14,720,000 or 9.2% from the comparable period in 1995 primarily due to a significant sales increase at the Climate Control Division, reflecting early pre-season orders, and sales resulting from recent acquisitions.

The gross margin percentage for the first quarter of 1996 of 32.0% was below the 33.9% during the comparable quarter in 1995. This increase in cost of goods sold as a percentage of net sales primarily reflects the Company's continued expansion into lower margin business, sales mix of lower margin products and an increase in sales deductions related to customer returns.

Selling, general and administrative (S.G. & A.) expenses increased by $467,000 over the comparable quarter in 1995. This increase was primarily due to costs to support new acquisitions as well as higher variable distribution expenses and marketing cooperative programs due to increased sales. These increases were partially offset by reduced expenses related to a reorganization of the Company's sales force at the end of 1995. As a percentage of net sales, S.G. &
A. expenses were 26.7%, a decrease of 2.2 percentage points versus the first quarter of 1995.

Other income - net increased $252,000 primarily due to an increase in investments, a decrease in the loss on sale of accounts receivable and higher earnings at Blue Streak Electronics, our Canadian joint venture. This was partially offset by by a lower rate of return on investments.

Interest expense increased by $687,000 as compared to the comparable period of 1995 due primarily to higher average borrowings partially offset by a lower average effective borrowing rate.

Taxes based on earnings increased by $400,000 due to both higher earnings and a higher effective tax rate of 30.0% in 1996 as compared to 27.0% in 1995. The higher effective tax rate in 1996 was primarily due to the lower relative earnings of the Company's Puerto Rican subsidiary.

                                               - 9 -
                            PART II - OTHER INFORMATION
                            ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
- - ------------------------------------------



      (a) Exhibit
          -------

     Number       Description                         Method of Filing
     ------       -----------                         ----------------

     3(i)         Restated Articles of Incorporation  Filed with this Document

     4            Registration of Preferred Share     Incorporated by reference
                  Purchase Rights                     to Registration Statement
                                                      on Form 8-A filed on
                                                      February 27, 1996

     27           Financial Data Schedule             Filed with this Document


      (b) Reports on Form 8-K
          -------------------

      During the three-month period ending March 31, 1996, the following report was filed on Form 8-K under Item 5. Other Events:

                  1. The report dated January 19, 1996 announcing the
                     Registrant's declaration of a dividend of one Preferred Share Purchase Right on each outstanding common share.






















                                       - 10 -






                                 SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------------
                                                          (Registrant)




May 15, 1996                                 Michael J. Bailey
- - ------------                                 -----------------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer































                                       - 11 -



                                                                  Exhibit 3(i)
                                 CERTIFICATE OF AMENDMENT

                                          of the

                               CERTIFICATE OF INCORPORATION

                                            of

                               STANDARD MOTOR PRODUCTS, INC.
                     under Section 805 of the Business Corporation Law


             Lawrence I. Sills, President, and Sanford Kay, Secretary of Standard Motor Products, Inc., a New York corporation for profit with its principal place of business at 37-18 Northern Boulevard, Long Island City, New York 11101, (hereinafter called the ("Corporation"), hereby certify pursuant to Sections 502 and 805 of the New York Business Corporation Law ("BCL") as follows:

              1.        The name of the Corporation is Standard Motor
                        Products, Inc.

              2. The Certificate of Incorporation of the Corporation was filed by the Department of State on December 30, 1926. The Restated Certificate of Incorporation of the Corporation under Section 807 of the BCL was filed at the Department of State on August 1, 1990.

              3.. The Certificate of Incorporation of the Corporation is hereby amended by the addition of a provision stating the number, designation, relative rights, preferences and limitations of the Corporation's Series A Participating Preferred Stock, par value $20.00 per share, as authorized and fixed by the Corporation's Board of Directors at a meeting duly called and held on the 17th day of January, 1996 in accordance with Article Fourth of the Corporation's Certificate of Incorporation, as follows:

                        "Series A Participating Preferred Stock":

             Section 1 Designation and Amount. The shares of such series shall be designated as "Series A Participating Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting the Series A Preferred Stock shall be 30,000.

             Section 2  Dividends and Distributions.





                                             1


                (A) Subject to the rights of the holders of any shares of any class of Preferred Stock ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock, par value $2.00 per share (the "Common Stock"), of the Corporation, and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $10.00 or (b) subject to the provision for adjustment hereinafter set forth, 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $10.00 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

                (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date





                                             2
           next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.





               Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

                (A) Each share of Series A Preferred Stock shall entitle the holder thereof to one thousand votes on all matters submitted to a vote of the stockholders of the stockholders of the Corporation. The holders of fractional Series A Preferred Stock (except for holders of integral multiples of one one-thousandth of a share of Series A Preferred Stock) shall not be entitled to any vote on any matter submitted to a vote of the shareholders of the Corporation.

                (B) The holders of Series A Preferred Stock shall be entitled to elect two directors of the Corporation whenever dividends payable on Series A Preferred Stock shall be in default as qualified therein. For purposes of exercising such right, the Corporation's Bylaws and other provisions of law shall apply, as if the Series A Preferred Stock were the only class of the Corporation's shares outstanding.

                (C) Except as otherwise provided herein, in the Restated Certificate of Incorporation of the Corporation, in any other Certificate of Amendment creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation,

                (D) Except as set forth herein, in the Restated Certificate of Incorporation of the Corporation, or as otherwise provided by law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

                                             3
               Section 4.  Certain Restrictions.

                (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in
           Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

                 (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

                 (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled,

                 (iii) redeem, purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock at least to the same extent as the junior stock so redeemed, purchased or acquired; or

                 (iv) redeem, purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

                (B) The Corporation shall not permit any subsidiary of the Corporation to redeem, purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, redeem, purchase or otherwise acquire such shares at such time and in such manner.

               Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Corporation's Restated Certificate of Incorporation, or in any other Certificate of Amendment creating a series of Preferred Stock or any similar stock or as otherwise required by law.




                                             4

               Section 6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series A Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1,000 times the aggregate amount to be distributed per share to holders of shares of Common Stock, or (2) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.


               Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

               Section 8. No Redemption. The shares of Series A Preferred Stock shall not be redeemable.

               Section 9. Rank. The Series A Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, on a parity with any other series of Preferred Stock.

               Section 1. Amendment. Subject to the provisions of Article FOURTH of the Corporation's Restated Certificate of Incorporation, the Bylaws of the Corporation shall not be amended, altered or repealed in any manner which would affect adversely the voting powers, rights or preferences of the holders of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, voting together as a single class."


                                             5




              IN WITNESS WHEREOF, this Certificate of Amendment is subscribed and affirmed as true under the penalties of perjury on behalf of the Corporation by its President and its Secretary this 15th day of February, 1996.





                            Lawrence I. Sills
                            President; Chief Operating Officer



                            Sanford Kay
                            Secretary
































                                             6