Form 10-Q/A
period 1994-09-30
STANDARD MOTOR PRODUCTS INC
filed 1996-06-17
CIK 93389

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
                                                  ------

                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- ---------------------------------                           --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- --------------------------------------------                --------------------
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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                       ---      ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Date                 Class                     Shares Outstanding
- -------------------          ----------------          -------------------------
September 30, 1994           Common Stock               13,120,826



             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL AND OTHER INFORMATION
                           SEPTEMBER 30, 1994



                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------

Item 1                                                              Page No.
- ------                                                              --------

CONSOLIDATED BALANCE SHEETS
September 30, 1994 and December 31, 1993                              2 & 3

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine-Month
periods ended September 30, 1994 and 1993                               4


                      PART II - OTHER INFORMATION
                      ---------------------------

Item 6
- ------

Exhibits and Reports on Form 8K                                         5

Signature                                                               5




























                                 - 1 -

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                                 ASSETS


                                                         September 30,     December 31,
                                                                1994             1993
                                                         ------------      -----------
                                                          (Unaudited)


Current assets:
  Cash and cash equivalents                              $      3,301    $      12,346
  Marketable securities (Note 2)                                6,435               11
  Accounts and notes receivable, net of
    allowance for doubtful accounts and
    discounts of $7,408 (1993 - $5,536)                       146,321          108,524
  Inventories (Note 3)                                        164,703          160,268
  Prepaid taxes based on earnings                                 -                974
  Deferred income taxes                                        17,460           17,460
  Prepaid expenses and other current assets                     1,995            3,722
                                                         ------------      -----------
            Total current assets                              340,215          303,305

Property, plant and equipment, net of
  accumulated depreciation (Note 4)                           102,602          103,004

Other assets (Note 9)                                          28,239           32,550
                                                         ------------      -----------

            Total assets                                 $    471,056    $     438,859
                                                         ------------      -----------
                                                         ------------      -----------

The accompanying notes are an integral part of the consolidated financial statements.







                                 - 2 -

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except for shares and per share data)



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         September 30,     December 31,
                                                                1994             1993
                                                         ------------      -----------
                                                          (Unaudited)

Current liabilities:
  Notes payable - banks                                  $     23,000    $       5,100
  Current portion of long-term debt (Note 7)                    4,972            4,935
  Accounts payable                                             20,160           30,302
  Sundry payables and accrued expenses                         67,861           53,632
  Accrued customer returns                                     12,417           10,943
  Payroll and commissions                                       9,525           10,173
                                                         ------------      -----------
            Total current liabilities                         137,935          115,085

Long-term debt (Note 7)                                       125,356          130,514

Deferred income taxes                                           3,625            3,625

Postretirement benefits other than pensions                    12,464           11,452
                                                         ------------      -----------

            Total liabilities                                 279,380          260,676

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6, 7 and 8):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1994
      and 13,309,976 shares in 1993
    (including 203,650 and 5,000 shares held as                26,649           26,620
     treasury shares in 1994 and 1993, respectively)
  Capital in excess of par value                                2,183            2,120
  Loan to E.S.O.P.                                             (6,705)          (8,385)
  Minimum pension liability adjustment                           (581)            (581)
  Retained earnings                                           173,979          158,456
  Foreign currency translation adjustment                         122               69
                                                         ------------      -----------
                                                              195,647          178,299

Less: treasury stock-at cost                                    3,971              116
                                                         ------------      -----------

            Total stockholders' equity                        191,676          178,183
                                                         ------------      -----------

            Total liabilities and stockholders' equity   $    471,056    $     438,859
                                                         ------------      -----------
                                                         ------------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                                  -3-
[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)
                                                                         For the Nine Months Ended
                                                                                September 30,
                                                                         -------------------------
                                                                               1994           1993
                                                                         -------------------------
Cash flows from operating activities:
 Net earnings                                                           $    18,691    $    14,245

  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Cumulative effect of changes in accounting
     for postretirement benefits and income taxes, net                        - -            1,090
    Depreciation and amortization                                             9,383          8,739
    Loss on sale of property,plant & equipment                                  118             98

   Change in assets and liabilities:
     (Increase) in accounts receivable, net                                 (37,819)       (39,526)
     (Increase) decrease in inventories                                      (4,514)         9,697
     (Increase) decrease in other assets                                      5,081        (14,041)
     Increase (decrease) in accounts payable                                (10,139)         2,773
     Increase in other current assets and liabilities                         2,304          1,109
     Increase in sundry payables and accrued expenses                        16,745         23,963
                                                                         ----------     ----------

      Total adjustments                                                     (18,841)        (6,098)
                                                                         ----------     ----------

    Net cash provided by (used in) operating activities                        (150)         8,147

Cash flows from investing activities:
 Proceeds from sales of marketable securities                                 4,453         10,221
 Purchases of marketable securities                                         (12,727)       (15,978)
 Capital expenditures                                                        (8,146)        (7,366)
                                                                         ----------     ----------

     Net cash (used in) investing activities                                (16,420)       (13,123)

Cash flows from financing activities:
 Net borrowings under line-of-credit agreements                              17,900          6,200
 Principal payments of long-term debt                                        (5,121)       (14,660)
 Reduction of loan to E.S.O.P.                                                1,680          1,680
 Proceeds from exercise of employee stock options                               538          1,726
 Purchase of treasury stock                                                  (4,301)         - -
 Dividends paid                                                              (3,168)        (3,152)
                                                                         ----------     ----------

  Net cash provided by (used in) financing activities                         7,528         (8,206)
                                                                         ----------     ----------

Effect of exchange rate changes on cash                                          (3)            (1)
                                                                         ----------     ----------

Net (decrease) in cash                                                       (9,045)       (13,183)

Cash and cash equivalents at beginning of the period                         12,346         17,025
                                                                         ----------     ----------

Cash and cash equivalents at end of the period                          $     3,301    $     3,842
                                                                         ----------     ----------
                                                                         ----------     ----------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                              $     7,212    $     7,077
  Income taxes                                                               10,806          6,301

                                 - 4 -


                      PART II - OTHER INFORMATION
                      ---------------------------




Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

     (a)  Exhibit

     Number     Description                           Method of Filing
     ------     ------------------                    --------------------------

       27        Amended Financial Data Schedule      Filed with this Document









                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------------
                                                          (Registrant)





June 14, 1996                                Michael J. Bailey
- -------------                                -----------------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer






                                 - 5 -