Form 10-K405/A
period 1994-12-31
STANDARD MOTOR PRODUCTS INC
filed 1996-06-17
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-K/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended           December 31, 1994
                             ---------------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number  1-4743
                                                 --------

                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- --------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- --------------------------------------------              ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (718) 392-0200
                                                      ----------------
- --------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on which
   Title of each class                             registered
   -----------------------                   -----------------------------------
     Common stock                              New York Stock Exchange
   -----------------------                   -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  None
- --------------------------------------------------------------------------------
                               (Title of class)
- --------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---      ---
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 1995 of $20.375 per share held by nonaffiliates of the registrant was $161,191,271. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

    As of the close of business on February 28, 1995 there were 13,122,826 shares outstanding of the Registrant's Common Stock.

[CAPTION]


                  Standard Motor Products, Inc. and Subsidiaries
                  Consolidated Balance Sheets
                  (Dollars in thousands)
                                                                                                December 31,
                                                                                       --------------------------------
                                                                                               1994       1993
                  -----------------------------------------------------------------------------------------------------
Assets            Current assets:
                   Cash and cash equivalents (Note 15)  .................................$    2,796 $   12,346
                   Marketable securities (Note 15)  .....................................     6,018         11
                   Accounts receivable, less allowances for discounts and
                    doubtful accounts of $5,708 (1993 - $5,536) (Note 3)  ...............   117,002    108,524
                   Inventories (Note 4)  ................................................   185,855    160,268
                   Prepaid taxes based on earnings                                                         974
                   Deferred income taxes (Note 14)  .....................................    20,111     17,460
                   Prepaid expenses and other current assets  ...........................     4,131      3,722
                  -----------------------------------------------------------------------------------------------------
                         Total current assets  ..........................................   335,913    303,305
                  -----------------------------------------------------------------------------------------------------
                  Property, plant and equipment, net (Notes 5 and 8)  ...................   104,126    103,004
                  -----------------------------------------------------------------------------------------------------
                  Other assets (Note 6) .................................................    29,348     32,550
                  -----------------------------------------------------------------------------------------------------
                    Total assets ........................................................$  469,387 $  438,859
                  -----------------------------------------------------------------------------------------------------
                  Current liabilities:
                   Notes payable - banks (Note 7)  ......................................$    6,600 $    5,100
Liabilities and    Current portion of long-term debt (Notes 8 and 15)  ..................    19,987      4,935
Stockholders'      Accounts payable  ....................................................    31,559     30,302
Equity             Sundry payables and accrued expenses  ................................    64,245     53,632
                   Accrued customer returns .............................................    13,815     10,943
                   Payroll and commissions  .............................................    10,500     10,173
                  -----------------------------------------------------------------------------------------------------
                         Total current liabilities  .....................................   146,706    115,085
                  -----------------------------------------------------------------------------------------------------
                  Long-term debt (current portion shown above) (Notes 8 and 15)  ........   109,927    130,514
                  -----------------------------------------------------------------------------------------------------
                  Deferred income taxes (Note 14)  ......................................     4,863      3,625
                  -----------------------------------------------------------------------------------------------------
                  Postretirement benefits other than pensions (Note 12)  ................    12,802     11,452
                  -----------------------------------------------------------------------------------------------------
                  Commitments and contingencies (Notes 8, 9, 15 and 16)
                  Stockholders' equity (Notes 8, 9, 10 and 11):
                    Common Stock - par value $2.00 per share:
                     Authorized 30,000,000 shares, issued 13,324,476 shares in 1994 and 13,309,976 shares in 1993 (including 203,650 and 5,000
                     shares held as treasury shares in 1994 and 1993, respectively)......    26,649     26,620
                    Capital in excess of par value  .....................................     2,555      2,120
                    Loan to Employee Stock Ownership Plan (E.S.O.P.)   ..................    (6,705)    (8,385)
                    Minimum pension liability adjustment  ...............................    (1,204)      (581)
                    Retained earnings  ..................................................   177,904    158,456
                    Foreign currency translation adjustment  ............................      (139)        69
                  -----------------------------------------------------------------------------------------------------
                  .......................................................................   199,060    178,299
                  Less: Treasury stock - at cost  .......................................     3,971        116
                  -----------------------------------------------------------------------------------------------------
                           Total stockholders' equity  ..................................   195,089    178,183
                  -----------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity  ..................$  469,387 $  438,859
                  -----------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

[CAPTION]


            Standard Motor Products, Inc. and Subsidiaries
            Consolidated Statements of Cash Flows
            (Dollars in thousands)
                                                                                        Years Ended December 31,
                                                                                    --------------------------------
                                                                                          1994      1993      1992
            --------------------------------------------------------------------------------------------------------
Cash Flows  Net earnings  ...........................................................$  23,665 $  17,508 $   8,878
From        Adjustments to reconcile net earnings to net cash
Operating   provided by operating activities:
Activities      Cumulative effect of changes in accounting for postretirement
                benefits and income taxes, net  .....................................       - -    1,090        - -
                Depreciation and amortization  ......................................   12,278    11,586    10,338
                Loss on disposal of property, plant & equipment  ....................      364       204       191
                Proceeds from sales of trading securities  ..........................    7,500        - -       - -
                Purchases of trading securities  ....................................   (7,676)       - -       - -
                (Increase) in deferred income taxes  ................................   (1,411)   (5,543)     (576)
                Tax benefits applicable to E.S.O.P.  ................................      123       124       123
                Tax benefits applicable to the exercise of employee stock options  ..      249     1,240        - -
                Change in assets and liabilities:
                  (Increase) in accounts receivable, net  ...........................   (8,734)  (15,508)   (6,033)
                  (Increase) decrease in inventories  ...............................  (26,032)  (10,893)   18,971
                  (Increase) decrease in other assets ...............................    3,589   (12,905)    2,772
                  Increase (decrease) in accounts payable  ..........................    1,271     8,504    (8,155)
                  Increase (decrease) in other current assets and liabilities  ......      956     3,961      (272)
                  Increase in sundry payables and accrued expenses  .................   14,962    22,697     5,313
            --------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities  ..............................   21,104    22,065    31,550
            --------------------------------------------------------------------------------------------------------
Cash Flows  Proceeds from held-to-maturity securities  ..............................    5,828        - -       - -
From        Purchases of held-to-maturity securities  ...............................  (13,618)       - -       - -
Investing   Proceeds from sales of marketable securities  ...........................       - -   18,283    23,533
Activities  Purchases of marketable securities  .....................................       - -  (19,930)  (23,376)
            Capital expenditures  ...................................................  (12,509)  (12,212)  (15,205)
            --------------------------------------------------------------------------------------------------------
            Net cash (used in) investing activities  ................................  (20,299)  (13,859)  (15,048)
            --------------------------------------------------------------------------------------------------------
Cash Flows  Net borrowings (repayments) under line-of-credit agreements  ............    1,500     5,100   (82,200)
From        Proceeds from issuance of long-term debt  ...............................       - -       - -   80,000
Financing   Principal payments of long-term debt  ...................................   (5,535)  (16,010)  (18,782)
Activities  Reduction of loan to E.S.O.P.  ..........................................    1,680     1,680     1,680
            Proceeds from exercise of employee stock options  .......................      538     5,086        20
            Purchase of treasury stock  .............................................   (4,301)   (4,524)      (38)
            Dividends paid  .........................................................   (4,217)   (4,211)   (4,199)
            --------------------------------------------------------------------------------------------------------
            Net cash (used in) financing activities  ................................  (10,335)  (12,879)  (23,519)
            --------------------------------------------------------------------------------------------------------
            Effect of exchange rate changes on cash  ................................      (20)       (6)       - -
            --------------------------------------------------------------------------------------------------------
            Net (decrease) in cash and cash equivalents .............................   (9,550)   (4,679)   (7,017)
            Cash and cash equivalents at beginning of year  .........................    2,346    17,025    24,042
            --------------------------------------------------------------------------------------------------------
            Cash and cash equivalents at end of year  ...............................$   2,796 $  12,346 $  17,025
            --------------------------------------------------------------------------------------------------------
            Supplemental disclosure of cash flow information:
             Cash paid during the year for:
              Interest   ............................................................$  12,377 $  12,160 $  13,284
              Income taxes   ........................................................   14,376    10,635     1,346

            See accompanying notes to consolidated financial statements.

                                PART IV





   14.(a) (3)  Exhibits required by Item 601 of Securities and Exchange
               Commission Regulations S-K.

         (A) The following such Exhibits are filed as a separate section of this report.

               (27)Amended Financial Data Schedule is filed with this Document.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STANDARD MOTOR PRODUCTS, INC.
                                    -------------------------------------------
                                         (Registrant)

                                    Lawrence I. Sills
                                    -------------------------------------------
                                    Lawrence I. Sills, President, Director,
                                    Chief Operating Officer

                                    Michael J. Bailey
                                    -------------------------------------------
                                    Michael J. Bailey, Vice President Finance,
                                    Chief Financial Officer

                                    James J. Burke
                                    -------------------------------------------
                                    James J. Burke, Corporate Controller

Dated:                              New York, New York
                                    June 14, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

June 14, 1996                       Lawrence I. Sills
- ------------                        -------------------------------------------
    (Dated)                         Lawrence I. Sills, President, Director,
                                    Chief Operating Officer

June 14, 1996                       Bernard Fife
- ------------                        -------------------------------------------
    (Dated)                         Bernard Fife
                                    Co-Chairman, Director

June 14, 1996                       Nathaniel L. Sills
- ------------                        -------------------------------------------
    (Dated)                         Nathaniel L. Sills
                                    Co-Chairman, Director

June 14, 1996                       Arthur D. Davis
- ------------                        -------------------------------------------
    (Dated)                         Arthur D. Davis, Director

June 14, 1996                       Marilyn F. Cragin
- ------------                        -------------------------------------------
    (Dated)                         Marilyn F. Cragin, Director

June 14, 1996                       Arthur S. Sills
- ------------                        -------------------------------------------
    (Dated)                         Arthur S. Sills, Director