Form 10-Q/A
period 1995-03-31
STANDARD MOTOR PRODUCTS INC
filed 1996-06-17
CIK 93389

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
                                                 --------

                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- ------------------------------------                        --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- ---------------------------------------------               --------------------
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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---      ---



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
- --------------               ---------------           -----------------------
March 31, 1995               Common Stock               13,122,826
- --------------               ---------------           -----------------------









            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                          MARCH 31, 1995





                    PART 1 - FINANCIAL INFORMATION


Item 1                                                              Page No.
                                                                    -------

CONSOLIDATED BALANCE SHEETS
March 31, 1995 and December 31, 1994                                  2 & 3

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three-Month
periods ended March 31, 1995 and 1994                                   4

Item 6

Exhibits and Reports on Form 8K                                         5

Signature                                                               5

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                                 ASSETS
                                            March 31,      December 31,
                                               1995              1994
                                            ----------      ----------
                                             (Unaudited)


Current assets:
 Cash and cash equivalents                  $   5,851      $     2,796
 Marketable securities (Note 2)                 6,295            6,018
 Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $7,111 (1994 - $5,708)         138,714          117,002
 Inventories (Note 3)                         199,759          185,855
 Deferred income taxes                         20,111           20,111
 Prepaid expenses and other current assets      5,685            4,131
                                            ----------      ----------
   Total current assets                       376,415          335,913

Property, plant and equipment, net of
 accumulated depreciation (Note 4)            103,773          104,126


Other assets (Note 9)                          32,651           29,348
                                            ----------      ----------
   Total assets                             $ 512,839      $   469,387
                                            ----------      ----------
                                            ----------      ----------








See accompanying notes to consolidated financial statements.

[CAPTION]



             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except for shares and per share data)



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        March 31,     December 31,
                                                          1995             1994
                                                        ----------    ----------
                                                        (Unaudited)
Current liabilities:
 Notes payable - banks                                 $  60,300      $     6,600
 Current portion of long-term debt (Note 7)               19,975           19,987
 Accounts payable                                         23,080           31,559
 Sundry payables and accrued expenses                     64,547           64,245
 Accrued customer returns                                 13,845           13,815
 Payroll and commissions                                   7,340           10,500
                                                        ----------    ----------
   Total current liabilities                             189,087          146,706

Long-term debt (Note 7)                                  106,080          109,927

Deferred income taxes                                      4,863            4,863

Postretirement benefits other than pensions               13,156           12,802
                                                        ----------    ----------
   Total liabilities                                     313,186          274,298

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
 Common stock-par value $2.00 per share
  Authorized - 30,000,000 shares
  Issued - 13,324,476 shares in 1995 and 1994
  (including 201,650 and 203,650 shares held as           26,649           26,649
  treasury shares in 1995 and 1994, respectively)
 Capital in excess of par value                            2,542            2,555
 Loan to Employee Stock Ownership Plan (ESOP)             (5,025)          (6,705)
 Minimum pension liability adjustment                     (1,204)          (1,204)
 Retained earnings                                       180,748          177,904
 Foreign currency translation adjustment                    (125)            (139)
                                                        ----------    ----------
                                                         203,585          199,060

Less: treasury stock-at cost                               3,932            3,971
                                                        ----------    ----------
   Total stockholders' equity                            199,653          195,089
                                                        ----------    ----------
   Total liabilities and stockholders' equity          $ 512,839      $   469,387
                                                        ----------    ----------
                                                        ----------    ----------


See accompanying notes to consolidated financial statements.

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                                  (Unaudited)


                                                             For the Three Months Ended
                                                                      March 31,
                                                           ------------------------------
                                                                     1995       1994
                                                               ---------- ----------
Cash flows from operating activities:
 Net earnings                                                  $    3,894 $    2,745

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                   3,187      2,815
    (Gain) loss on disposal of property,plant & equipment             (11)        25
    Proceeds from sales of trading securities                         431
    Purchases of trading securities                                  (595)

  Change in assets and liabilities:
    (Increase) in accounts receivable, net                        (21,690)   (21,333)
    (Increase) in inventories                                     (13,883)    (1,600)
    (Increase) decrease in other assets                            (3,300)     5,462
    (Decrease) in accounts payable                                 (8,483)    (7,192)
    (Decrease) in other current assets and liabilities             (4,741)    (5,237)
    Increase in sundry payables and accrued expenses                  682      2,205
                                                               ---------- ----------
  Net cash (used in) operating activites                          (44,509)   (22,110)

Cash flows from investing activities:
    Purchases of held-to-maturity securities                         (106)
    Proceeds from sales of marketable securities                                 402
    Purchases of marketable securities                                        (6,506)
    Capital expenditures                                           (2,825)    (2,068)
                                                               ---------- ----------
  Net cash (used in) investing activities                          (2,931)    (8,172)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                 53,700     31,400
    Principal payments of long-term debt                           (3,859)    (3,854)
    Reduction of loan to ESOP                                       1,680      1,680
    Proceeds from exercise of employee stock options                   26        303
    Purchase of treasury stock                                                (2,475)
    Dividends paid                                                 (1,050)    (1,066)
                                                               ---------- ----------
  Net cash provided by financing activities                        50,497     25,988
                                                               ---------- ----------
Effect of exchange rate changes on cash                                (2)       (24)
                                                               ---------- ----------
Net increase (decrease) in cash                                     3,055     (4,318)

Cash and cash equivalents at beginning of the period                2,796     12,346
                                                               ---------- ----------
Cash and cash equivalents at end of the period                 $    5,851 $    8,028
                                                               ---------- ----------
                                                               ---------- ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $      943 $      895
    Income taxes                                                    3,097      4,999


- - 4 -


                      PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



      (a) Exhibits

     NUMBER       DESCRIPTION                        METHOD OF FILING
     ------       -----------                        ------------------------

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