Form 10-Q/A
period 1995-06-30
STANDARD MOTOR PRODUCTS INC
filed 1996-06-17
CIK 93389

FORM 10-Q/A

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the Quarterly Period Ended June 30, 1995
                                    -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                  ------
                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- ----------------------------------                          --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- ----------------------------------                          --------------------
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


        Indicate by check mark whether the registrant (1) has filed all reports required t filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X   No
                                                    ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
- -------------                ------------              -------------------------
June 30, 1995                Common Stock               13,127,826
- -------------                ------------              -------------------------




             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL AND OTHER INFORMATION
                             JUNE 30, 1995



                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------

Item 1                                                              Page No.
- ------                                                              --------

CONSOLIDATED BALANCE SHEETS
June 30, 1995 and December 31, 1994                                   2 & 3

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six-Month
periods ended June 30, 1995 and 1994                                    4


Item 6

Exhibits and Reports on Form 8K                                         5

Signature                                                               5

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



    ASSETS
                                                                June 30,    December 31,
                                                                  1995          1994
                                                             ----------      ----------
                                                             (Unaudited)


Current assets:
 Cash and cash equivalents                                    $   8,169       $   2,796
 Marketable securities (Note 2)                                   7,987           6,018
 Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $8,753 (1994 - $5,708)                           179,767         117,002
 Inventories (Note 3)                                           203,167         185,855
 Deferred income taxes                                           20,111          20,111
 Prepaid expenses and other current assets                        7,114           4,131
                                                             ----------      ----------
   Total current assets                                         426,315         335,913

Property, plant and equipment, net of
 accumulated depreciation (Note 4)                              106,746         104,126


Other assets (Note 9)                                            35,071          29,348
                                                             ----------      ----------
   Total assets                                               $ 568,132       $ 469,387
                                                             ----------      ----------
                                                             ----------      ----------


See accompanying notes to consolidated financial statements.

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except for shares and per share data)


    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30,    December 31,
                                                                  1995          1994
                                                             ----------      ----------
                                                             (Unaudited)
Current liabilities:
 Notes payable - banks                                        $  90,200       $   6,600
 Current portion of long-term debt (Note 7)                      19,972          19,987
 Accounts payable                                                23,457          31,559
 Sundry payables and accrued expenses                            78,117          64,245
 Accrued customer returns                                        17,390          13,815
 Payroll and commissions                                          7,730          10,500
                                                             ----------      ----------
   Total current liabilities                                    236,866         146,706

Long-term debt (Note 7)                                         105,734         109,927

Deferred income taxes                                             4,865           4,863

Postretirement benefits other than pensions                      13,510          12,802
                                                             ----------      ----------
   Total liabilities                                            360,975         274,298

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
 Common stock-par value $2.00 per share
  Authorized - 30,000,000 shares
  Issued - 13,324,476 shares in 1995 and 1994
  (including 196,650 and 203,650 shares held as                  26,649          26,649
  treasury shares in 1995 and 1994, respectively)
 Capital in excess of par value                                   2,526           2,555
 Loan to Employee Stock Ownership Plan (ESOP)                    (5,025)         (6,705)
 Minimum pension liability adjustment                            (1,204)         (1,204)
 Retained earnings                                              188,000         177,904
 Foreign currency translation adjustment                             46            (139)
                                                             ----------      ----------
                                                                210,992         199,060

Less: treasury stock-at cost                                      3,835           3,971
                                                             ----------      ----------

   Total stockholders' equity                                   207,157         195,089
                                                             ----------      ----------

   Total liabilities and stockholders' equity                 $ 568,132       $ 469,387
                                                             ----------      ----------
                                                             ----------      ----------

See accompanying notes to consolidated financial statements.

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)

                                                                 For the Six Months Ended
                                                                         June 30,
                                                               ----------------------------
                                                                       1995        1994
                                                                  ---------   ---------
Cash flows from operating activities:
 Net earnings                                                     $  12,195   $  10,961

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                     6,359       5,623
    (Gain) loss on disposal of property,plant & equipment               (63)        112
    Proceeds from sales of trading securities                         2,299
    Purchases of trading securities                                  (3,850)

  Change in assets and liabilities, net of effects
   from acquisitions:
    (Increase) in accounts receivable, net                          (62,623)    (57,020)
    (Increase) decrease in inventories                              (17,116)        949
    (Increase) decrease in other assets                              (5,657)      4,030
    (Decrease) in accounts payable                                   (8,112)     (4,251)
    (Decrease) in other current assets and liabilities               (6,133)     (2,038)
    Increase in sundry payables and accrued expenses                 18,103      21,882
                                                                  ---------   ---------

  Net cash (used in) operating activites                            (64,598)    (19,752)

Cash flows from investing activities:
    Purchases of held-to-maturity securities                           (213)
    Proceeds from sales of marketable securities                                  2,826
    Purchases of marketable securities                                          (10,345)
    Capital expenditures                                             (8,903)     (5,126)
                                                                  ---------   ---------

  Net cash (used in) investing activities                            (9,116)    (12,645)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                   83,600      31,300
    Principal payments of long-term debt                             (4,208)     (4,193)
    Reduction of loan to ESOP                                         1,680       1,680
    Proceeds from exercise of employee stock options                    107         303
    Purchase of treasury stock                                                   (4,225)
    Dividends paid                                                   (2,099)     (2,118)
                                                                  ---------   ---------

  Net cash provided by financing activities                          79,080      22,747
                                                                  ---------   ---------

Effect of exchange rate changes on cash                                   7         (13)
                                                                  ---------   ---------

Net increase (decrease) in cash                                       5,373      (9,663)

Cash and cash equivalents at beginning of the period                  2,796      12,346
                                                                  ---------   ---------

Cash and cash equivalents at end of the period                    $   8,169   $   2,683
                                                                  ---------   ---------
                                                                  ---------   ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                      $   6,897   $   6,210
    Income taxes                                                      4,392       3,146

                                 - 4 -


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

       (a)  Exhibits

          NUMBER     DESCRIPTION                      METHOD OF FILING
          ------     -----------------                --------------------
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















                                 - 5 -