Form 10-Q/A
period 1995-09-30
STANDARD MOTOR PRODUCTS INC
filed 1996-06-17
CIK 93389

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---      ---



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
- ------------------           -----------------         -------------------------
September 30, 1995           Common Stock               13,127,826
- ------------------           -----------------         -------------------------




             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL AND OTHER INFORMATION
                           SEPTEMBER 30, 1995



                     PART 1 - FINANCIAL INFORMATION
                    --------------------------------

Item 1                                                              Page No.
                                                                    --------

CONSOLIDATED BALANCE SHEETS
September 30, 1995 and December 31, 1994                              2 & 3

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine-Month
periods ended September 30, 1995 and 1994                               4


                      PART II - OTHER INFORMATION
                    --------------------------------
Item 6

Exhibits and Reports on Form 8K                                         5

Signature                                                               5

































                                 - 1 -

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


    ASSETS

                                                          September 30,    December 31,
                                                                  1995            1994
                                                          ------------    ------------
                                                           (Unaudited)


Current assets:
 Cash and cash equivalents                                   $  13,882       $   2,796
 Marketable securities (Note 2)                                  7,167           6,018
 Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $8,680 (1994 - $5,708)                          167,513         117,002
 Inventories (Note 3)                                          199,046         185,855
 Deferred income taxes                                          20,111          20,111
 Prepaid expenses and other current assets                       7,614           4,131
                                                          ------------    ------------
   Total current assets                                        415,333         335,913

Property, plant and equipment, net of
 accumulated depreciation (Note 4)                             107,510         104,126


Other assets (Note 9)                                           37,418          29,348
                                                          ------------    ------------
   Total assets                                              $ 560,261       $ 469,387
                                                          ------------    ------------
                                                          ------------    ------------

See accompanying notes to consolidated financial statements.










                                 - 2 -

[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except for shares and per share data)


    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30,    December 31,
                                                                  1995            1994
                                                          ------------    ------------
                                                           (Unaudited)
Current liabilities:
 Notes payable - banks                                       $  78,000       $   6,600
 Current portion of long-term debt (Note 7)                     19,969          19,987
 Accounts payable                                               25,617          31,559
 Sundry payables and accrued expenses                           76,144          64,245
 Accrued customer returns                                       19,177          13,815
 Payroll and commissions                                         7,812          10,500
                                                          ------------    ------------
   Total current liabilities                                   226,719         146,706

Long-term debt (Note 7)                                        105,387         109,927

Deferred income taxes                                            4,867           4,863

Postretirement benefits other than pensions                     13,865          12,802
                                                          ------------    ------------

   Total liabilities                                           350,838         274,298

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
 Common stock-par value $2.00 per share
  Authorized - 30,000,000 shares
  Issued - 13,324,476 shares in 1995 and 1994
  (including 196,650 and 203,650 shares held as                 26,649          26,649
  treasury shares in 1995 and 1994, respectively)
 Capital in excess of par value                                  2,526           2,555
 Loan to Employee Stock Ownership Plan (ESOP)                   (5,025)         (6,705)
 Minimum pension liability adjustment                           (1,204)         (1,204)
 Retained earnings                                             190,076         177,904
 Foreign currency translation adjustment                           236            (139)
                                                          ------------    ------------
                                                               213,258         199,060

Less: treasury stock-at cost                                     3,835           3,971
                                                          ------------    ------------

   Total stockholders' equity                                  209,423         195,089
                                                          ------------    ------------

   Total liabilities and stockholders' equity                $ 560,261       $ 469,387
                                                          ------------    ------------
                                                          ------------    ------------

See accompanying notes to consolidated financial statements.


                                 - 3 -
[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)


                                                               For the Nine Months Ended
                                                                     September 30,
                                                              ---------------------------
                                                                        1995       1994
                                                                  ---------- ----------
Cash flows from operating activities:
 Net earnings                                                     $   15,322 $   18,691

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                     10,688      9,383
    (Gain) on disposal of property,plant & equipment                     (64)       118
    Proceeds from sales of trading securities                          7,273
    Purchases of trading securities                                   (7,974)

  Change in assets and liabilities, net of effects
   from acquisitions:
    (Increase) in accounts receivable, net                           (47,935)   (37,819)
    (Increase) in inventories                                        (10,344)    (4,514)
    (Increase) decrease in other assets                               (2,843)     5,081
    (Decrease) in accounts payable                                    (7,488)   (10,139)
    Increase (decrease) in other current assets and liabilities       (6,767)     2,304
    Increase in sundry payables and accrued expenses                  18,115     16,745
                                                                  ---------- ----------

  Net cash (used in) operating activites                             (32,017)      (150)

Cash flows from investing activities:
    Purchases of held-to-maturity securities                          (2,721)
    Proceeds from sales of marketable securities                                  4,453
    Purchases of marketable securities                                          (12,727)
    Capital expenditures, net of effects from acquisitions           (11,849)    (8,146)
    Payments for acquisitions, net of cash acquired                   (7,835)
                                                                  ---------- ----------

  Net cash (used in) investing activities                            (22,405)   (16,420)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                    71,400     17,900
    Principal payments of long-term debt                              (4,558)    (5,121)
    Reduction of loan to ESOP                                          1,680      1,680
    Proceeds from exercise of employee stock options                     107        538
    Purchase of treasury stock                                                   (4,301)
    Dividends paid                                                    (3,150)    (3,168)
                                                                  ---------- ----------

  Net cash provided by financing activities                           65,479      7,528
                                                                  ---------- ----------

Effect of exchange rate changes on cash                                   29         (3)
                                                                  ---------- ----------

Net Increase (decrease) in cash                                       11,086     (9,045)

Cash and cash equivalents at beginning of the period                   2,796     12,346
                                                                  ---------- ----------

Cash and cash equivalents at end of the period                    $   13,882 $    3,301
                                                                  ---------- ----------
                                                                  ---------- ----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                      $    8,725 $    7,212
    Income taxes                                                       6,869     10,806

                                 - 4 -


                      PART II - OTHER INFORMATION
                     -----------------------------




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



                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------------
                                                          (Registrant)






June 14, 1996                                Michael J. Bailey
- ---------------------                        -----------------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer



                                  - 5 -