Form 10-K405/A
period 1995-12-31
STANDARD MOTOR PRODUCTS INC
filed 1996-06-17
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-K/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended           December 31, 1995
                              ----------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number  1-4743
                                                  ------

                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- ---------------------------------------------               --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (718) 392-0200
                                                       ---------------

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on which
   Title of each class                             registered
   ------------------                        -----------------------------------
     Common stock                              New York Stock Exchange

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



[CAPTION]


                  Standard Motor Products, Inc. and Subsidiaries
                  Consolidated Balance Sheets
                  (Dollars in thousands)

                                                                                               December 31,
                                                                                       ------------------------
                                                                                           1995           1994
                  ---------------------------------------------------------------------------------------------
Assets            Current assets:
                   Cash and cash equivalents (Note 15)  .........................      $ 10,856       $  2,796
                   Marketable securities (Note 15)  .............................         6,672          6,018
                   Accounts receivable, less allowances for discounts and
                    doubtful accounts of $5,907 (1994 - $5,708) (Note 3)  .......       121,516        117,002
                   Inventories (Note 4)  ........................................       206,279        185,855
                   Deferred income taxes (Note 14)  .............................        22,647         20,111
                   Prepaid expenses and other current assets  ...................         6,569          4,131
                  ---------------------------------------------------------------------------------------------
                         Total current assets  ..................................       374,539        335,913
                  ---------------------------------------------------------------------------------------------
                  Property, plant and equipment, net (Notes 5 and 8)  ...........       109,537        104,126
                  ---------------------------------------------------------------------------------------------
                   Other assets (Note 6)  .......................................        37,154         29,348
                         Total assets  ..........................................      $521,230       $469,387
                  Current liabilities:
                   Notes payable - banks (Note 7)  ..............................      $ 10,200       $  6,600
Liabilities and    Current portion of long-term debt (Notes 8 and 15)  ..........        14,262         19,987
Stockholders'      Accounts payable  ............................................        24,625         31,559
Equity             Sundry payables and accrued expenses  ........................        69,502         64,245
                   Accrued customer returns                                              13,446         13,815
                   Payroll and commissions  .....................................        10,331         10,500
                         Total current liabilities  .............................       142,366        146,706
                  Long-term debt (current portion shown above) (Notes 8 and 15)..       148,665        109,927
                  Deferred income taxes (Note 14)  ..............................         5,730          4,863
                  Postretirement benefits other than pensions (Note 12)  ........        14,069         12,802
                  Commitments and contingencies (Notes 8, 9, 15 and 16)
                  Stockholders' equity (Notes 8, 9, 10 and 11):
                    Common Stock - par value $2.00 per share:
                     Authorized 30,000,000 shares, issued 13,324,476 shares in
                      1995 and 1994 (including 196,650 and 203,650 shares held
                      as treasury shares in 1995 and 1994, respectively)  .......        26,649         26,649
                    Capital in excess of par value  .............................         2,651          2,555
                    Loan to Employee Stock Ownership Plan (E.S.O.P.)   ..........        (5,025)        (6,705)
                    Minimum pension liability adjustment  .......................           (27)        (1,204)
                    Retained earnings  ..........................................       189,837        177,904
                    Foreign currency translation adjustment  ....................           150           (139)
                  ...............................................................       214,235        199,060
                  Less: Treasury stock - at cost  ...............................         3,835          3,971
                           Total stockholders' equity  ..........................       210,400        195,089
                           Total liabilities and stockholders' equity  ..........      $521,230       $469,387

                  See accompanying notes to consolidated financial statements.


                                                         - 1 -

[CAPTION]

            --------------------------------------------------------------------------------------------------------
            Standard Motor Products, Inc. and Subsidiaries
            Consolidated Statements of Cash Flows
            (In thousands)
                                                                                          Years Ended December 31,
                                                                                ------------------------------------
                                                                                         1995       1994       1993
            --------------------------------------------------------------------------------------------------------
Cash Flows  Net earnings  ....................................................       $ 16,132   $ 23,665   $ 17,508
From        Adjustments to reconcile net earnings to net cash
Operating   provided by operating activities:
Activities      Cumulative effect of changes in accounting for postretirement
                benefits and income taxes, net  ..............................           - -        - -       1,090
                Depreciation and amortization  ...............................         13,680     12,278     11,586
                Loss on disposal of property, plant & equipment  .............            101        364        204
                Proceeds from sales of trading securities  ...................         12,190      7,500       - -
                Purchases of trading securities  .............................        (12,573)    (7,676)      - -
                (Increase) in deferred income taxes  .........................         (1,671)    (1,411)    (5,543)
                Tax benefits applicable to E.S.O.P.  .........................            119        123        124
                Tax benefits applicable to the exercise of employee stock options           6        249      1,240
                Change in assets and liabilities, net of effects from acquisitions:
                  (Increase) in accounts receivable, net  ....................         (2,095)    (8,734)   (15,508)
                  (Increase) in inventories  .................................        (17,749)   (26,032)   (10,893)
                  (Increase) decrease in other assets ........................         (3,060)     3,589    (12,905)
                  Increase (decrease) in accounts payable  ...................         (8,472)     1,271      8,504
                  Increase (decrease) in other current assets and liabilities          (1,799)       956      3,961
                  Increase in sundry payables and accrued expenses  ..........          5,992     14,962     22,697
            --------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities  .......................            801     21,104     22,065
            --------------------------------------------------------------------------------------------------------
Cash Flows  Proceeds from held-to-maturity securities  .......................          6,400      5,828       - -
From        Purchases of held-to-maturity securities  ........................         (8,899)   (13,618)      - -
Investing   Proceeds from sales of marketable securities  ....................           - -        - -      18,283
Activities  Purchases of marketable securities  ..............................           - -        - -     (19,930)
            Capital expenditures, net of effects from acquisitions  ..........        (16,651)   (12,509)   (12,212)
            Payment for acquisitions, net of cash acquired  ..................         (7,835)      - -        - -
            --------------------------------------------------------------------------------------------------------
            Net cash (used in) investing activities  .........................        (26,985)   (20,299)   (13,859)
            --------------------------------------------------------------------------------------------------------
Cash Flows  Net borrowings under line-of-credit agreements  ..................          3,600      1,500      5,100
From        Proceeds from issuance of long-term debt  ........................         53,000       - -        - -
Financing   Principal payments of long-term debt  ............................        (19,987)    (5,535)   (16,010)
Activities  Reduction of loan to E.S.O.P.  ...................................          1,680      1,680      1,680
            Proceeds from exercise of employee stock options  ................            107        538      5,086
            Purchase of treasury stock  ......................................           - -      (4,301)    (4,524)
            Dividends paid  ..................................................         (4,199)    (4,217)    (4,211)
            --------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities  .............         34,201    (10,335)   (12,879)
            --------------------------------------------------------------------------------------------------------
            Effect of exchange rate changes on cash  .........................             43        (20)        (6)
            --------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents .............          8,060     (9,550)    (4,679)
            Cash and cash equivalents at beginning of year  ..................          2,796     12,346     17,025
            --------------------------------------------------------------------------------------------------------
            Cash and cash equivalents at end of year  ........................       $ 10,856   $  2,796   $ 12,346
            --------------------------------------------------------------------------------------------------------
            Supplemental disclosure of cash flow information:
            Cash paid during the year for:
            Interest   .......................................................       $ 14,604   $ 12,377   $ 12,160
            Income taxes   ...................................................          7,642     14,376     10,635
            --------------------------------------------------------------------------------------------------------
            See accompanying notes to consolidated financial statements.

                                                         - 2 -



                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.






   14.(a) (3)  Exhibits required by Item 601 of Securities and Exchange
               Commission Regulations S-K.

         (A) The following such Exhibits are filed as a separate section of this report.

               (27) Amended Financial Data Schedule is filed with this Document.
































                                 - 3 -

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STANDARD MOTOR PRODUCTS, INC.
                                    --------------------------------------------
                                         (Registrant)

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

                                    Michael J. Bailey
                                    --------------------------------------------
                                    Michael J. Bailey, Vice President Finance,
                                    Chief Financial Officer

                                    James J. Burke
                                    --------------------------------------------
                                    James J. Burke, Corporate Controller

Dated:                              New York, New York
                                    June 14, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

June 14, 1996                       Lawrence I. Sills
- -------------                       --------------------------------------------
    (Dated)                         Lawrence I. Sills, President, Director,
                                    Chief Operating Officer

June 14, 1996                       Bernard Fife
- -------------                       --------------------------------------------
    (Dated)                         Bernard Fife
                                    Co-Chairman, Director

June 14, 1996                       Nathaniel L. Sills
- -------------                       --------------------------------------------
    (Dated)                         Nathaniel L. Sills
                                    Co-Chairman, Director

June 14, 1996                       Arthur D. Davis
- -------------                       --------------------------------------------
    (Dated)                         Arthur D. Davis, Director

June 14, 1996                       Marilyn F. Cragin
- -------------                       --------------------------------------------
    (Dated)                         Marilyn F. Cragin, Director

June 14, 1996                       Arthur S. Sills
- -------------                       --------------------------------------------
    (Dated)                         Arthur S. Sills, Director

                                 - 4 -