Form 10-Q/A
period 1996-03-31
STANDARD MOTOR PRODUCTS INC
filed 1996-06-17
CIK 93389

FORM 10-Q/A

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended March 31, 1996
                                   ----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                 --------

                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- ---------------------------------                           --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- -----------------------------------------------             --------------------
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
                                               Yes   X   No
                                                    ---     ---



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



        Date                 Class                     Shares Outstanding
- -----------------          ---------------------      -------------------------
March 31, 1996               Common Stock               13,127,826





             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL AND OTHER INFORMATION
                             MARCH 31, 1996




                                                                    Page No.
                                                                    --------

                      PART II - OTHER INFORMATION
                    -------------------------------

Item 6

Exhibits and Reports on Form 8K                                         2

Signature                                                               2










































                                 - 1 -



                      PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K




      (a) Exhibits

     NUMBER       DESCRIPTION                         METHOD OF FILING
     ------       -----------                         ----------------

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


                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------------
                                                          (Registrant)




June 14, 1996
- -----------------
   (Date)                                    Michael J. Bailey
                                             -----------------------------------
                                             Vice President Finance,
                                             Chief Financial Officer
















                                 - 2 -