Form 10-Q
period 1996-06-30
STANDARD MOTOR PRODUCTS INC
filed 1996-08-14
CIK 93389

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended June 30, 1996
                                    -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                 --------

                           Standard Motor Products, Inc.
- --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
- -----------------------------------                     ------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
- ----------------------------------------------          ------------------------
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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---     ---



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
- -------------                ------------              -----------------------
June 30, 1996                Common Stock               13,138,811
- -------------                ------------              -----------------------








             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL AND OTHER INFORMATION
                             JUNE 30, 1996



                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------

Item 1                                                              Page No.
- ------                                                              --------

CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995                                   2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and                               4
Six-Month periods ended June 30, 1996 and 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Six-Month periods ended June 30, 1996 and 1995                          5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 8

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




















                                 - 1 -

[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                                 ASSETS
                                                              June 30,    December 31,
                                                                  1996            1995
                                                           -----------      ----------
                                                           (Unaudited)


Current assets:
 Cash and cash equivalents                                   $  24,976       $  10,856
 Marketable securities (Note 2)                                  9,365           6,672
 Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $8,733 (1995 - $5,907)                          225,883         121,516
 Inventories (Note 3)                                          209,451         206,279
 Deferred income taxes                                          22,647          22,647
 Prepaid expenses and other current assets                       8,422           6,569
                                                           -----------      ----------
   Total current assets                                        500,744         374,539

Property, plant and equipment, net of
 accumulated depreciation (Note 4)                             113,153         109,537


Other assets (Note 9)                                           51,522          37,154
                                                           -----------      ----------
   Total assets                                              $ 665,419       $ 521,230
                                                           -----------      ----------
                                                           -----------      ----------

See accompanying notes to consolidated financial statements.

























                                 - 2 -
[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              June 30,    December 31,
                                                                  1996            1995
                                                           -----------      ----------
                                                           (Unaudited)
Current liabilities:
 Notes payable - banks                                       $ 104,700       $  10,200
 Current portion of long-term debt (Note 7)                     12,436          14,262
 Accounts payable                                               33,405          24,625
 Sundry payables and accrued expenses                           76,296          69,502
 Accrued customer returns                                       17,274          13,446
 Payroll and commissions                                        10,530          10,331
                                                           -----------      ----------
   Total current liabilities                                   254,641         142,366

Long-term debt (Note 7)                                        167,343         148,665

Deferred income taxes                                            5,730           5,730

Postretirement benefits other than pensions                     17,219          14,069
                                                           -----------      ----------

   Total liabilities                                           444,933         310,830

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
 Common stock-par value $2.00 per share
  Authorized - 30,000,000 shares
  Issued - 13,324,476 shares in 1996 and 1995
  (including 185,665 and 196,650 shares held as                 26,649          26,649
  treasury shares in 1996 and 1995, respectively)
 Capital in excess of par value                                  2,600           2,651
 Loan to Employee Stock Ownership Plan (ESOP)                   (3,345)         (5,025)
 Minimum pension liability adjustment                              (27)            (27)
 Retained earnings                                             198,130         189,837
 Foreign currency translation adjustment                           100             150
                                                           -----------      ----------
                                                               224,107         214,235

Less: treasury stock-at cost                                     3,621           3,835
                                                           -----------      ----------

   Total stockholders' equity                                  220,486         210,400
                                                           -----------      ----------

   Total liabilities and stockholders' equity                $ 665,419       $ 521,230
                                                           -----------      ----------
                                                           -----------      ----------



See accompanying notes to consolidated financial statements.















                                 - 3 -
[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
      (Dollars in thousands, except for shares and per share data)
                                    (Unaudited)                         (Unaudited)

                                    For the Three Months Ended          For the Six Months Ended
                                               June 30,                          June 30,
                                    --------------------------          ------------------------
                                           1996           1995               1996           1995
                                           ----           ----               ----           ----
Net sales                           $   205,252    $   184,040        $   379,692    $   343,760

Cost of sales                           139,081        123,272            257,621        228,793
                                     -----------    -----------        -----------    -----------

  Gross profit                           66,171         60,768            122,071        114,967

Selling, general and
 administrative expenses                 54,028         46,676            100,580         92,761
                                     -----------    -----------        -----------    -----------

       Operating Income                  12,143         14,092             21,491         22,206

Other income (expense) - net                686            725              1,316          1,103
                                     -----------    -----------        -----------    -----------

Earnings before interest and taxes       12,829         14,817             22,807         23,309

Interest expense                          4,722          3,864              8,567          7,022
                                     -----------    -----------        -----------    -----------

Earnings before taxes                     8,107         10,953             14,240         16,287

Taxes based on earnings (Note 5)          2,005          2,652              3,845          4,092
                                     -----------    -----------        -----------    -----------

Net earnings                        $     6,102    $     8,301        $    10,395    $    12,195

Retained earnings
 at beginning of period                 193,080        180,748            189,837        177,904
                                     -----------    -----------        -----------    -----------

                                        199,182        189,049            200,232        190,099

Less: cash dividends for period           1,052          1,049              2,102          2,099
                                     -----------    -----------        -----------    -----------

Retained earnings at end of period  $   198,130    $   188,000        $   198,130    $   188,000
                                     -----------    -----------        -----------    -----------
                                     -----------    -----------        -----------    -----------

Per share data:
- ---------------

Net earnings per share                    $0.46          $0.63              $0.79          $0.93

Dividends per common share                $0.08          $0.08              $0.16          $0.16


Average number of common shares      13,134,701     13,125,189         13,131,263     13,123,925
                                     -----------    -----------        -----------    -----------

See accompanying notes to consolidated financial statements.












                                 - 4 -
[CAPTION]


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)
                                                                       For the Six Months Ended
                                                                               June 30,
                                                                      -----------------------------
                                                                           1996               1995
                                                                      ----------          ---------
         Cash flows from operating activities:
          Net earnings                                               $   10,395          $  12,195

           Adjustments to reconcile net earnings to net
             cash used in operating activities:
               Depreciation and amortization                              8,786              6,359
               (Gain) on disposal of property,plant & equipment            (326)               (63)
               Proceeds from sales of trading securities                  4,050              2,299
               Purchases of trading securities                           (6,411)            (3,850)

           Change in assets and liabilities, net of effects
            from acquisitions:
                 (Increase) in accounts receivable, net                (103,107)           (62,623)
                 (Increase) in inventories                               (2,172)           (17,116)
                 (Increase) in other assets                              (4,722)            (5,657)
                 Increase (decrease) in accounts payable                  8,253             (8,112)
                 (Decrease) in other current assets and liabilities      (1,862)            (6,133)
                 Increase in sundry payables and accrued expenses        10,363             18,103
                                                                      ----------          ---------

               Net cash (used in) operating activites                   (76,753)           (64,598)

         Cash flows from investing activities:
          Purchases of held-to-maturity securities                         (162)              (213)
          Capital expenditures, net of effects from acquisitions         (9,878)            (8,903)
          Payments for acquisitions, net of cash acquired                (9,953)
                                                                      ----------          ---------

               Net cash (used in) investing activities                  (19,993)            (9,116)

         Cash flows from financing activities:
          Net borrowings under line-of-credit agreements                 94,500             83,600
          Proceeds from issuance of long-term debt                       20,835
          Principal payments of long-term debt                           (4,183)            (4,208)
          Reduction of loan to ESOP                                       1,680              1,680
          Proceeds from exercise of employee stock options                  163                107
          Dividends paid                                                 (2,102)            (2,099)
                                                                      ----------          ---------

               Net cash provided by financing activities                110,893             79,080
                                                                      ----------          ---------

         Effect of exchange rate changes on cash                            (27)                 7
                                                                      ----------          ---------

         Net increase in cash                                            14,120              5,373

         Cash and cash equivalents at beginning of the period            10,856              2,796
                                                                      ----------          ---------

         Cash and cash equivalents at end of the period              $   24,976          $   8,169
                                                                      ----------          ---------
                                                                      ----------          ---------


         Supplemental disclosure of cash flow information:
          Cash paid during the period for:
           Interest                                                  $    6,988          $   6,897
           Income taxes                                                   4,502              4,392

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

Note 2

At June 30, 1996, held-to-maturity securities amounted to approximately $13,452,000 and trading securities amounted to approximately $3,113,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of June 30, 1996, $6,252,000 of the held-to-maturity securities mature within one year and $7,200,000 mature within five to ten years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
                            Inventories
                           -------------
                      (Dollars in thousands)

                                                 June 30,        December 31,
                                                     1996                1995
                                              -----------          ----------
                                              (Unaudited)

Finished goods                               $    148,978         $   133,035
Work in process                                     4,108               3,550
Raw materials                                      56,365              69,694
                                              -----------          ----------
      Total inventories                      $    209,451         $   206,279
                                              -----------          ----------
                                              -----------          ----------

Note 4
                  Property, Plant and Equipment
                 -------------------------------
                      (Dollars in thousands)
                                                 June 30,        December 31,
                                                     1996                1995
                                              -----------          ----------
                                              (Unaudited)

Land, buildings and improvements             $     69,992         $    70,159
Machinery and equipment                            79,843              76,263
Tools, dies and auxiliary equipment                 7,810               7,766
Furniture and fixtures                             18,177              17,339
Leasehold improvements                              5,594               5,486
Construction in progress                           13,319               7,527
                                              -----------          ----------
                                                  194,735             184,540

Less accumulated depreciation                      81,582              75,003
                                              -----------          ----------
  Total property, plant and equipment - net  $    113,153         $   109,537
                                              -----------          ----------
                                              -----------          ----------

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $7,273,000 and $5,716,000 for the six months ended June 30, 1996 and 1995, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

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

On May 23, 1996 the Shareholders approved the Company's Independent Outside Directors' Stock Option Plan which reserved 50,000 shares of the Company's common stock for issuance under the Plan. The Company granted 4,000 options in June 1996 and 1,000 options in July 1996 at the stock's fair market value at the time of issuance.

At June 30, 1996, 481,195 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 424,195 shares were subject to outstanding options. 185,665 shares held in treasury will be used to meet requirements for the Company's stock option program.

143,195 outstanding options were vested at June 30, 1996. 281,000 of the unvested outstanding options will become vested starting April 4, 1997 through April 4, 2000.

Note 7

                            Long-Term Debt
                           ----------------
                         (Dollars in thousands)

                                                 June 30,        December 31,
                                                     1996                1995
                                              -----------          ----------
                                              (Unaudited)

Long-term debt consists of:

6.81% senior note payable                    $     73,000         $    53,000
7.85% senior note payable                          65,000              65,000
9.47% senior note payable                          30,000              30,000
7.88% - 10.50% purchase obligations                 6,600               7,113
Credit Agreement                                    3,354               5,034
Capitalized lease & other                           1,045
Floating rate purchase obligation                     780                 780
9.75% senior note payable                                               2,000
                                              -----------          ----------
                                                  179,779             162,927
Less current portion                               12,436              14,262
                                              -----------          ----------
Total noncurrent portion of
long-term debt                               $    167,343         $   148,665
                                              -----------          ----------
                                              -----------          ----------

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

Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital
stock.   At June 30, 1996, the Company had unrestricted retained earnings of
$35,517,000.

Note 8

In February 1996, the Company acquired substantially all of the assets and certain liabilities of Federal Parts Corporation for approximately $13,400,000 plus contingent payments based on performance. Located in Dallas, Texas, Federal Parts assembles and distributes ignition wire sets and battery cables. The acquisition had an immaterial effect on consolidated net earnings for the six months ending June 30, 1996.

In July 1996, the Company acquired a 72.9% equity interest in Intermotor Holdings Limited for approximately $14,050,000 with the option to acquire a 100% interest in the future. Located in Nottingham England, Intermotor manufactures and distributes, primarily to customers in Europe, a broad line of engine management products. This acquisition had no effect on consolidated net earnings for the six months ended June 30, 1996.

Also in July 1996, the Company acquired the assets and assumed certain liabilities of Fibro Friction, Inc. for approximately $14,000,000 and certain future performance incentives. Fibro Friction, located in Anjou, Quebec, Canada is a leading formulator of friction materials and a major supplier of integrally molded brake pads. This acquisition had no effect on consolidated net earnings for the six months ended June 30, 1996.

In August 1996, the Company entered into a definitive agreement to acquire certain assets and liabilities of the aftermarket and heavy duty cooling business of the Hayden Division of the Equion Corporation for an aggregate cash consideration of $6,000,000, subject to certain adjustments prior to closing. The parties expect to complete the transaction in mid-August, with an effective date of July 31, 1996.

Note 9

Other assets consist of unamortized goodwill, deferred charges, long-term investments, unamortized customer supply agreements, equity in joint ventures, pension assets, security deposits and receivables due after one year.

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
As of June 30, 1996, the Company was in a liquid position with stockholders' equity of $220,486,000 and working capital of $246,103,000. The Company expects capital expenditures to be approximately $8,000,000 primarily for new machinery and equipment for the remainder of 1996. At June 30, 1996, the Company had unused lines of credit aggregating approximately $14,000,000 including an additional $5,000,000 (Canadian) which was secured during the second quarter of 1996. The Company secured an additional $20,000,000 (Canadian) of long-term financing in July 1996 which was used to acquire Fibro Friction. The Company utilized additional funds from its lines of credit to acquire Intermotor Holdings and plans to convert a portion of such funding to long-term debt during the third quarter of 1996. Unused lines of credit will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds under the credit lines and the additional long-term debt referred to above will continue to be adequate to meet its current needs.

During the six months ended June 30, 1996, total debt increased by $111,352,000. This was primarily due to an increase in accounts receivable and payments for acquisitions.

During the six months ended June 30, 1996, accounts receivable increased by $104,367,000. This was mainly due to seasonal dating programs extended by the Climate Control and Brake Parts Divisions, higher net sales in the second quarter of 1996 ($30,812,000 greater than net sales in the first quarter of 1996), and an increase in days sales outstanding during this period.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive businesses. If any such acquisitions are made, they would be funded in the short term by presently available lines of credit. See Note 8 for details of the Company's recent acquisitions and a planned acquisition scheduled for mid-August.

INTERIM RESULTS OF OPERATIONS
- -----------------------------
Comparison of the three months ended June 30, 1996 to the three months ended
- ----------------------------------------------------------------------------
June 30, 1995.
- --------------
Net sales for the current quarter increased $21,212,000 or 11.5% from the comparable period in 1995 primarily due to a significant sales increases at the Standard Division, the Climate Control Division and sales resulting from recent acquisitions. Excluding the revenues for acquisitions not present in the results of a year ago, sales increased in 1996 by 8.3%. Sales growth was evident at all divisions during this period.

The gross margin percentage for the second quarter of 1996 of 32.2% was below the 33.0% during the comparable quarter in 1995. This increase in cost of goods sold as a percentage of net sales primarily reflects the Company's continued shift in the sales mix towards lower margin products.

Selling, general and administrative (S.G. & A.) expenses increased by $7,352,000 over the comparable quarter in 1995. This increase was primarily due to costs to support new acquisitions, including goodwill amortization expenses, higher new business expenses and selling and distribution expenses due to increased sales.

Interest expense increased by $858,000 as compared to the comparable period of 1995 due primarily to higher average borrowings needed to finance recent acquisitions and support higher accounts receivable and inventory requirements resulting from new business, partially offset by a lower average effective borrowing rate.

Taxes based on earnings decreased by $647,000 primarily due to lower earnings.

INTERIM RESULTS OF OPERATIONS
- -----------------------------
Comparison of six months ended June 30, 1996 to the six months
- --------------------------------------------------------------
ended June 30, 1995.
- --------------------

Net sales for the six months increased $35,932,000 or 10.5% from the comparable period in 1995 primarily due to significant sales increases at the Standard and Climate Control Divisions and sales from recent acquisitions. Sales growth was evident at all divisions during this period.

The gross margin percentage for the six months period in 1996 of 32.2% was below the 33.4% for the comparable period in 1995. This increase in cost of goods sold as a percentage of net sales primarily reflects the Company's continued shift in the sales mix towards lower margin products.

Selling, general and administrative (S.G. & A.) expenses increased $7,819,000 versus the comparable period in 1995. This increase was primarily due to costs to support new acquisitions, including goodwill amortization expenses and
higher variable selling and distribution expenses due to increased sales.   As
a percentage of net sales, S.G. & A. expenses declined by 0.5 percentage points (26.5% versus 27.0%).

Other income - net increased by $213,000 primarily due to higher earnings at Blue Streak Electronics, Inc., our Canadian joint venture that rebuilds automotive computers, and a reduction in the loss on sale of accounts receivable, partially offset by a lower rate of return on investments.

Interest expense increased by $1,545,000 due primarily to higher average borrowings needed to finance recent acquisitions and support higher accounts receivable and inventory requirements resulting from new business, partially offset by a lower average effective borrowing rate.

Taxes based on earnings decreased by $247,000 primarily due to lower earnings as compared to the comparable period of 1995.

                      PART II - OTHER INFORMATION
                     -----------------------------

Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------



      (a) Exhibit
      -----------

     Number       Description                         Method of Filing
     ------       -----------                         ----------------

     27           Financial Data Schedule             Filed with this Document



      (b) Reports on Form 8-K
      -----------------------

      There were no reports on Form 8-K filed for this quarter.





                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             STANDARD MOTOR PRODUCTS, INC.
                                             -------------------------------
                                                      (Registrant)


June 30, 1996                                Michael J. Bailey
- -------------                                -------------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer