Form 10-Q
period 1996-09-30
STANDARD MOTOR PRODUCTS INC
filed 1996-11-14
CIK 93389

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.



     For the Quarterly Period Ended September 30, 1996
                                    ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number  1-4743
                                                 --------

                           Standard Motor Products, Inc.
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

      New York                                              11-1362020
---------------------------------                           --------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
---------------------------------------------               --------------
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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                    ---      ---



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
------------------           ----------------          ------------------
September 30, 1996           Common Stock               13,129,106
------------------           ----------------          ------------------








             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL AND OTHER INFORMATION
                           SEPTEMBER 30, 1996



                     PART 1 - FINANCIAL INFORMATION
                     ------------------------------


Item 1                                                              Page No.
------                                                              --------

CONSOLIDATED BALANCE SHEETS
September 30, 1996 and December 31, 1995                              2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and                               4
Nine-month periods ended September 30, 1996 and 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Nine-month periods ended September 30, 1996 and 1995                    5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 8

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


















                                 - 1 -
[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)



    ASSETS

                                                             September 30,         December 31,
                                                                      1996                 1995
-----------------------------------------------------------------------------------------------
                                                               (Unaudited)


Current assets:
 Cash and cash equivalents                                   $       2,428        $      10,856
 Marketable securities (Note 2)                                      1,947                6,672
 Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $9,261 (1995 - $5,907)                              195,305              121,516
 Inventories (Note 3)                                              217,316              206,279
 Deferred income taxes                                              22,647               22,647
 Prepaid expenses and other current assets                           6,712                6,569
                                                                 ---------            ---------
   Total current assets                                            446,355              374,539

Property, plant and equipment, net of
 accumulated depreciation (Note 4)                                 122,171              109,537


Other assets (Note 9)                                               75,347               37,154
                                                                 ---------            ---------
   Total assets                                              $     643,873        $     521,230
                                                                 ---------            ---------
                                                                 ---------            ---------


See accompanying notes to consolidated financial statements.























                                 - 2 -
[CAPTION]




             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except for shares and per share data)



    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             September 30,         December 31,
                                                                      1996                 1995
-----------------------------------------------------------------------------------------------
                                                               (Unaudited)
Current liabilities:
 Notes payable - banks                                       $      78,259        $      10,200
 Current portion of long-term debt (Note 7)                         17,403               14,262
 Accounts payable                                                   24,815               24,625
 Sundry payables and accrued expenses                               70,343               69,502
 Accrued customer returns                                           13,711               13,446
 Payroll and commissions                                            11,132               10,331

   Total current liabilities                                       215,663              142,366
                                                                 ---------            ---------
Long-term debt (Note 7)                                            181,949              148,665

Deferred income taxes                                                6,235                5,730

Postretirement benefits other than pensions
 and other accrued liabilities                                      17,594               14,069
                                                                 ---------            ---------

   Total liabilities                                               421,441              310,830

Minority Interest                                                     (378)                  --

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
 Common stock-par value $2.00 per share
  Authorized - 30,000,000 shares
  Issued - 13,324,476 shares in 1996 and 1995
  (including 195,370 and 196,650 shares held as                     26,649               26,649
  treasury shares in 1996 and 1995, respectively)
 Capital in excess of par value                                      2,599                2,651
 Loan to Employee Stock Ownership Plan (ESOP)                       (3,345)              (5,025)
 Minimum pension liability adjustment                                  (27)                 (27)
 Retained earnings                                                 200,614              189,837
 Foreign currency translation adjustment                                82                  150
                                                                 ---------            ---------
                                                                   226,572              214,235

Less: treasury stock-at cost                                         3,762                3,835
                                                                 ---------            ---------
   Total stockholders' equity                                      222,810              210,400
                                                                 ---------            ---------

   Total liabilities and stockholders' equity                $     643,873        $     521,230
                                                                 ---------            ---------
                                                                 ---------            ---------



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

                                        For the Three Months Ended        For the Nine Months Ended
                                                September 30,                     September 30,
                                        --------------------------------- --------------------------
                                              1996           1995               1996           1995
                                             ------         ------             ------         ------
Net sales                              $   187,792    $   178,251        $   567,484    $   522,011

Cost of sales                              127,022        123,653            384,643        352,446
                                        -------------- ------------------ -------------- -----------

  Gross profit                              60,770         54,598            182,841        169,565

Selling, general and
 administrative expenses                    50,867         47,287            151,447        140,048
                                        -------------- ------------------ -------------- -----------

       Operating Income                      9,903          7,311             31,394         29,517

Other income (expense) - net                   251            492              1,567          1,595
                                        -------------- ------------------ -------------- -----------

Earnings before interest, taxes
 and minority interest                      10,154          7,803             32,961         31,112

Interest expense                             5,251          4,068             13,818         11,090
                                        -------------- ------------------ -------------- -----------
Earnings before taxes and
 minority interest                           4,903          3,735             19,143         20,022

Taxes based on earnings (Note 5)             1,324            608              5,169          4,700

Minority Interest                              (45)            --                (45)            --
                                        -------------- ------------------ -------------- -----------

Net earnings                           $     3,534    $     3,127        $    13,929    $    15,322

Retained earnings
 at beginning of period                    198,130        188,000            189,837        177,904
                                        -------------- ------------------ -------------- -----------

                                           201,664        191,127            203,766        193,226

Less: cash dividends for period              1,050          1,051              3,152          3,150
                                        -------------- ------------------ -------------- -----------

Retained earnings at end of period     $   200,614    $   190,076        $   200,614    $   190,076
                                        -------------- ------------------ -------------- -----------
                                        -------------- ------------------ -------------- -----------


Per share data:

Net earnings per share                       $0.27          $0.24              $1.06          $1.17
                                             -----          -----              -----          -----

Dividends per common share                   $0.08          $0.08              $0.24          $0.24
                                             -----          -----              -----          -----


Average number of common shares         13,131,863     13,127,826         13,131,612     13,125,240
                                        -------------- ------------------ -------------- -----------



See accompanying notes to consolidated financial statements.

[CAPTION]

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)


                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                         1996       1995
                                                                    ----------- ---------
Cash flows from operating activities:
 Net earnings                                                      $   13,929  $  15,322

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                      12,109     10,688
    (Gain) on disposal of property,plant & equipment                     (511)       (64)
    Proceeds from sales of trading securities                           5,269      7,273
    Purchases of trading securities                                    (6,503)    (7,974)

  Change in assets and liabilities, net of effects
   from acquisitions:
    (Increase) in accounts receivable, net                            (64,494)   (47,935)
    (Increase) in inventories                                          (2,130)   (10,344)
    (Increase) in other assets                                         (1,853)    (2,843)
    (Decrease) in accounts payable                                     (5,024)    (7,488)
    Increase (decrease) in other current assets and liabilities           613     (6,767)
    Increase in sundry payables and accrued expenses                    1,696     18,115
                                                                    ----------- ---------

  Net cash (used in) operating activites                              (46,899)   (32,017)
                                                                    ----------- ---------

Cash flows from investing activities:

    Proceeds from held-to-maturity securities                           6,252         --
    Purchases of held-to-maturity securities                             (163)    (2,721)
    Capital expenditures, net of effects from acquisitions            (14,952)   (11,849)
    Payments for acquisitions, net of cash acquired                   (42,408)    (7,835)
                                                                    ----------- ---------

  Net cash (used in) investing activities                             (51,271)   (22,405)
                                                                    ----------- ---------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                     62,316     71,400
    Proceeds from issuance of long-term debt                           35,558         --
    Principal payments of long-term debt                               (6,664)    (4,558)
    Reduction of loan to ESOP                                           1,680      1,680
    Proceeds from exercise of employee stock options                      168        107
    Purchase of treasury stock                                           (147)        --
    Dividends paid                                                     (3,152)    (3,150)
                                                                    ----------- ---------

  Net cash provided by financing activities                            89,759     65,479
                                                                    ----------- ---------

Effect of exchange rate changes on cash                                   (17)        29
                                                                    ----------- ---------

Net Increase (decrease) in cash                                        (8,428)    11,086

Cash and cash equivalents at beginning of the period                   10,856      2,796
                                                                    ----------- ---------

Cash and cash equivalents at end of the period                     $    2,428  $  13,882
                                                                    ----------- ---------
                                                                    ----------- ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                       $   11,334  $   8,725
    Income taxes                                                        4,686      6,869


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1995.

The consolidated financial statements include the accounts of the Company and all domestic and international companies in which the Company has more than a 50% equity ownership. The Company's investments in unconsolidated affiliates are accounted for on the equity method. All significant inter-company items have been eliminated.

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

Note 2

At September 30, 1996, held-to-maturity securities amounted to approximately $7,200,000 and trading securities amounted to approximately $1,947,000. Held-to-maturity securities consist primarily of corporate debt securities which are reported at unamortized cost which approximates fair value. As of September 30, 1996, $7,200,000 mature within five to ten years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
                            Inventories
                            -----------
                      (Dollars in thousands)

                                             September 30,        December 31,
                                                      1996                1995
                                             -------------        ------------
                                               (Unaudited)

Finished goods                               $     141,489         $   133,035
Work in process                                      3,478               3,550
Raw materials                                       72,349              69,694
                                             -------------        ------------
      Total inventories                      $     217,316         $   206,279
                                             -------------        ------------
                                             -------------        ------------

Note 4
                  Property, Plant and Equipment
                  -----------------------------
                      (Dollars in thousands)
                                             September 30,        December 31,
                                                      1996                1995
                                             -------------        ------------
                                              (Unaudited)

Land, buildings and improvements             $      71,940         $    70,159
Machinery and equipment                             90,260              76,263
Tools, dies and auxiliary equipment                  8,212               7,766
Furniture and fixtures                              18,941              17,339
Leasehold improvements                               6,476               5,486
Construction in progress                            15,517               7,527
                                             -------------        ------------
                                                   211,346             184,540

Less accumulated depreciation                       89,175              75,003
                                             -------------        ------------
  Total property, plant and equipment - net  $     122,171         $   109,537
                                             -------------        ------------
                                             -------------        ------------

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $8,934,000 and $7,428,000 for the nine months ended September 30, 1996 and 1995, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

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

On May 23, 1996 the Shareholders approved the Company's Independent Outside Directors' Stock Option Plan which reserved 50,000 shares of the Company's common stock for issuance under the Plan. The Company granted 4,000 options in May 1996 and 1,000 options in July 1996 at the stock's fair market value at the time of issuance.

At September 30, 1996, 471,195 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 425,195 shares were subject to outstanding options. 195,370 shares held in treasury will be used to meet requirements for the Company's stock option program.

143,195 outstanding options were vested at September 30, 1996. 282,000 of the unvested outstanding options will become vested starting April 4, 1997 through April 4, 2000.

Note 7

                            Long-Term Debt
                            --------------
                         (Dollars in thousands)

                                             September 30,        December 31,
                                                      1996                1995
                                             -------------        ------------
                                               (Unaudited)

Long-term debt consists of:

6.81% senior note payable                    $      73,000         $    53,000
7.85% senior note payable                           65,000              65,000
9.47% senior note payable                           30,000              30,000
Credit Facility ($20 Million Canadian)              14,674                  --
7.88% - 10.50% purchase obligations                  6,433               7,113
Intermotor Facilities                                5,214                  --
Credit Agreement                                     3,354               5,034
Capitalized lease & other                            1,077                  --
Floating rate purchase obligation                      600                 780
9.75% senior note payable                               --               2,000
                                             -------------        ------------
                                                   199,352             162,927
Less current portion                                17,403              14,262
                                             -------------        ------------
Total noncurrent portion of
long-term debt                               $     181,949         $   148,665
                                             -------------        ------------
                                             -------------        ------------

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

Under the terms of the $20,000,000 CDN credit agreement, the Company is required to repay the loan with four (4) equal annual installments of $2,000,000 CDN beginning in August, 1998 with a final payment of $12,000,000 CDN due in August, 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options.

The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by certain property, plant, and equipment.

The Company acquired a 72.9% equity interest in Intermotor Holdings Limited assuming various existing credit facilities which mature by 2001.

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

Certain loan agreements require the maintenance of a specified amount of working capital and limit, among other items, investments, leases, indebtedness and distributions for the payment of dividends and the acquisition of capital
stock.   At September 30, 1996, the Company had unrestricted retained earnings of $36,672,000.

Note 8

In February 1996, the Company acquired substantially all of the assets and certain liabilities of Federal Parts Corporation for approximately $13,400,000 plus contingent payments based on performance. Located in Dallas, Texas, Federal Parts assembles and distributes ignition wire sets and battery cables. The acquisition had an immaterial effect on consolidated net earnings for the nine months ending September 30, 1996.

In July 1996, the Company acquired a 72.9% equity interest in Intermotor Holdings Limited for approximately $14,050,000 with the option to acquire a 100% interest in the future. Located in Nottingham England, Intermotor manufactures and distributes, primarily to customers in Europe, a broad line of engine management products. The acquisition had an immaterial effect on consolidated net earnings for the nine months ended September 30, 1996.

Also in July 1996, the Company acquired the assets and assumed certain liabilities of Fibro Friction, Inc. for approximately $14,000,000 and certain future performance incentives. Fibro Friction, located in Anjou, Quebec, Canada is a leading formulator of friction materials and a major supplier of integrally molded brake pads. The acquisition had an immaterial effect on consolidated net earnings for the nine months ended September 30, 1996.

In August 1996, the Company acquired certain assets and liabilities of the distribution operations of the Hayden Division of the Equion Corporation for approximately $2,600,000. A planned second closing comprising the acquisition of the manufacturing operations is scheduled for December 1996.

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

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             ----------------------------------------------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of September 30, 1996, the Company was in a liquid position with stockholders' equity of $222,810,000 and working capital of $230,692,000. The Company expects capital expenditures to be approximately $6,000,000 primarily for new machinery and equipment for the remainder of 1996. At September 30, 1996, the Company had unused lines of credit aggregating approximately $46,000,000. The Company secured an additional $20,000,000 (Canadian) of long-term financing in July 1996 which was used to acquire Fibro Friction. The Company utilized additional funds from its lines of credit to acquire Hayden and a 72.9% equity interest in Intermotor Holdings during the third quarter of 1996. Unused lines of credit will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds under the credit lines and the additional long-term debt referred to above will continue to be adequate to meet its current needs.

During the nine months ended September 30, 1996, total debt increased by $104,484,000. This was primarily due to an increase in accounts receivable and payments for acquisitions.

During the three month period ended September 30, 1996, accounts receivable decreased by $30,578,000 due to the maturity of seasonal dating programs. During the nine months ended September 30, 1996, accounts receivable increased by $73,789,000. This was primarily due to extended sales terms granted to customers, receivables associated with increased sales and the accounts receivable associated with recent acquisitions.

As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive businesses. If any such acquisitions are made, they would be funded in the short term by presently available lines of credit. See Note 8 for details of the Company's recent acquisitions.

INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the three months ended September 30, 1996 to the three months
----------------------------------------------------------------------------
ended September 30, 1995.
-------------------------
Net sales for the current quarter increased $9,541,000 or 5.4% from the comparable period in 1995 primarily due to sales increases at the Standard Division and sales resulting from recent acquisitions. Excluding the revenues from 1996 acquisitions, net sales decreased in the third quarter of 1996 by 1.8%.

The gross margin percentage for the third quarter of 1996 of 32.4% was above the 30.6% during the comparable quarter in 1995, primarily reflecting improved margins within the Four Seasons Division and higher margins earned by recent acquisitions.

Selling, general and administrative (S.G. & A.) expenses increased by $3,580,000 over the comparable quarter in 1995. This increase was primarily due to S.G. & A. costs associated with new acquisitions, including goodwill amortization expenses, higher new business expenses and selling and distribution expenses due to increased sales. As a percentage of net sales, S.G.&A. increased by 0.6 percentage points (27.1% versus 26.5%).

Other income - net decreased by $241,000 primarily due to lower earnings in joint ventures which are accounted for under the equity method and a lower return on investments.

Interest expense increased by $1,183,000 as compared to 1995 due primarily to higher average borrowings needed to finance recent acquisitions and to support higher accounts receivable.

Taxes based on earnings increased by $716,000 primarily due to both higher earnings and a higher effective tax rate in 1996 of 27.0% as compared to 16.3% in 1995. The 1995 rate of 16.3% for the quarter reflected an adjustment to reduce the year-to-date September 1995 rate to a lower forecast tax rate for the year. The tax rate for 1996 has increased, as the Company is not able to fully utilize this year a tax loss in Canada. The tax loss will be carried forward and applied against future income in Canada.

INTERIM RESULTS OF OPERATIONS
-----------------------------

Comparison of nine months ended September 30, 1996 to the nine months
--------------------------------------------------------------------------------
ended September 30, 1995.
-------------------------

Net sales for the nine months increased $45,473,000 or 8.7% from the comparable period in 1995 primarily due to significant sales increases at the Standard and Four Seasons Divisions and sales from recent acquisitions. Excluding the revenues from new acquisitions, net sales increased in 1996 by 5.4%

The gross margin percentage for the nine months period in 1996 of 32.2% was slightly below the 32.5% for the comparable period in 1995.

Selling, general and administrative (S.G. & A.) expenses increased $11,399,000 versus the comparable period in 1995. This increase was primarily due to S.G. & A. costs associated with new acquisitions, including goodwill amortization expenses, higher new business expenses and higher variable selling and distribution expenses due to increased sales. S.G. & A. expenses as a percentage of net sales was virtually unchanged at 26.7%.

Other income - net decreased by $28,000 primarily due to a lower return on investments, lower earnings in joint ventures, partially offset by a reduction in the loss on sale of accounts receivable.

Interest expense increased by $2,728,000 due primarily to higher average borrowings needed to finance recent acquisitions and to support higher accounts receivable, partially offset by a lower average effective borrowing rate.

Taxes based on earnings increased by $469,000 primarily due to a higher effective tax rate of 27.0% in 1996 as compared to 23.5% in 1995. The increase in the effective tax rate for 1996 versus 1995 is due to the Company incurring losses during 1996 at a Canadian subsidiary for which no deferred tax benefit could be recognized. The Company is amalgamating its Canadian subsidiaries to allow the Company to utilize the loss carryforwards.

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------



      (a) Exhibit
          -------

     Number       Description                         Method of Filing
     ------       -----------                         ----------------

     27           Financial Data Schedule             Filed with this Document



      (b) Reports on Form 8-K
          -------------------

      There were no reports on Form 8-K filed for this quarter.





                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------
                                                      (Registrant)


September 30, 1996                           Michael J. Bailey
------------------                           -----------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer