Form 10-K
period 1996-12-31
STANDARD MOTOR PRODUCTS INC
filed 1997-04-03
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K

THIS DOCUMENT IS A COPY OF THE 10-K FILED ON APRIL 1, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

(Mark One)
[ X ] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended              December 31, 1996
[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

Commission file number  1-4743

                     	Standard Motor Products, Inc.
	         (Exact name of Registrant as specified in its charter)

       New York                                        11-1362020
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.               11101
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code	      (718) 392-0200

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on which
Title of each class                                       registered
Common stock                			                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                   None

                             (Title of class)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
	The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 1997, of $13.875 per share held by nonaffiliates of the Registrant was $108,815,492. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the Registrant disclaims that any of such are affiliates.
	As of the close of business on February 28, 1997, there were 13,130,560 shares outstanding of the Registrant's Common Stock.

                              -  Continued  -









                               	PART I
ITEM 1.  BUSINESS
    (a)	General Development of Business
			Registrant manufactures and distributes replacement parts and automotive related items for the automotive industry.  Product groups include automotive ignition systems, wires and cables, fuel system parts, climate control systems service line and brake parts.
			In February 1996, the Company acquired substantially all of the assets and certain liabilities of Federal Parts Corporation for approximately
$13,400,000, plus contingent payments based on performance.  Located in Dallas,
Texas, Federal Parts assembles and distributes ignition wire sets and battery cables.  The acquisition increased consolidated net sales by approximately
$9,100,000 in 1996 and had an immaterial effect on consolidated net earnings for the same period.
			In April 1996, the Company formed a 50-50 joint venture with ATS
Automated Tooling Systems, Inc., for the purpose of further development and commercialization of a heat battery.  The heat battery is a vehicle engine coolant thermal energy management system with improved heater/defroster and emission reduction benefits.  The product is being tested by original equipment car manufacturers in the United States and Europe.  The venture is accounted for under the equity method and at December 31, 1996, the consolidated financial statements reflected an investment of $1,854,000 in "Other Assets."
			The Company also holds exclusive licenses for two other new technologies under development; Exhaust Heat Recovery system and Dual Energy Ignition system.
			All of the technologies noted are currently under varying levels of development.  Most of them are currently under tests at various vehicle OEM's in both Europe and North America; as well as EPA, and with the USCAR consortium to develop the next generation of ultra-low fuel consumption vehicles.
			In  July 1996, the Company acquired a 73.4% equity interest in Intermotor
Holdings Limited for approximately $14,050,000 with the option to acquire a
100% interest in the future.  Located in Nottingham, England, Intermotor manufactures and distributes a broad line of engine management products primarily to customers in Europe.  The acquisition increased consolidated net sales by approximately $9,900,000 in 1996 and had an immaterial effect on consolidated net earnings for the same period.
			Also in July 1996, the Company acquired the assets and assumed certain liabilities of Fibro Friction, Inc. for approximately $14,000,000, plus contingent payments based on performance.  Fibro Friction, located in Anjou,
Quebec, Canada is a leading formulator of friction materials and a major supplier of integrally molded brake pads.  The acquisition increased consolidated net sales by approximately $4,500,000 in 1996, and had an immaterial effect on consolidated net earnings for the same period.
			In December 1996, the Company completed its acquisition of substantially all of the assets and certain liabilities of the Hayden Division of the Equion
Corporation for approximately $5,200,000.  Located in Corona, California,
Hayden assembles and distributes fan clutches and other cooling products to the automotive and heavy duty aftermarkets.  The acquisition increased consolidated net sales by approximately $6,300,000 in 1996 and had an immaterial effect on consolidated net earnings for the same period.

  	In January 1997, the Company acquired the assets of the Filko Automotive
Division of F & B Manufacturing Company for approximately $7,900,000.  Filko
Automotive, located in Des Plaines, Illinois, assembles and distributes ignition, emission and wire products to the automotive aftermarket.
			Replacement Parts Market  The size of the replacement parts market depends, in part, upon the average age and number of cars on the road and the number of miles driven per year.  According to the Motor Vehicle Manufacturers
Association and United States government sources, all three of the above factors increased from 1990 through 1996 and this trend is projected to continue during the balance of the 1990's.
(b)	Financial Information about Industry Segments

			Distribution of Sales  The table below shows the Registrant's sales by product groups.

                           Years Ended December 31,
                           (Dollars in thousands)

                             1996                      1995                       1994
                                   % of                      % of                       % of
                         Amount    Total          Amount     Total           Amount     Total
Ignition Parts           $261,957   36.20%         $231,431   34.90%          $228,031   35.60%
Wires and Cables           61,226    8.50%           47,402    7.10%            51,419    8.00%
Fuel System Parts          33,185    4.60%           40,369    6.10%            43,841    6.80%
Climate Control Syste     157,039   21.80%          133,051   20.00%           110,961   17.30%
Service Line               42,598    5.90%           43,678    6.60%            41,127    6.40%
Brake Parts               165,800   23.00%          167,554   25.30%           165,431   25.90%

TOTAL                    $721,805  100.00%         $663,485  100.00%          $640,810  100.00%


The business of the Registrant is not dependent on any single customer. In the year ended December 31, 1996, the Registrant's five largest customers accounted for approximately 36.8% of sales, or approximately $266,000,000.

Ignition Parts - Replacement parts for automotive ignition and emission control systems account for about 36% of the Registrant's revenues. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches and sensors. The Registrant is a basic manufacturer of many of the ignition parts it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and import, including passenger car, truck, farm, off-road and marine applications.

       Like most automotive aftermarket suppliers, the Registrant began by offering ignition parts which were equal in quality to O.E. (original equipment
parts installed on new vehicles).   Soon afterward, the Registrant pioneered
the concept of offering alternate parts with higher levels of quality then O.E.
These parts were priced higher.  This has now evolved to a "good-better-best"
concept, and a lower priced line has been made available under the Registrant's
Tru-Tech brand.
	      All new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection.
The on-board computer monitors inputs from many types of sensors located throughout the vehicle, and controls a myriad of valves, switches and  motors.
The Registrant is a leader in the manufacture and sale of these engine management component parts, including remanufactured automotive computers.
	      Electronic control modules and electronic voltage regulators comprise a significant and growing portion of Registrant's total ignition sales.  The
Registrant is one of the few aftermarket companies that manufactures these parts, and the first independent aftermarket supplier to manufacture the complex electronic control modules for distributorless ignition systems.  The
Registrant's electronic production is divided between highly automated operations, which are performed in Orlando, Florida, and assembly operations, which are performed in assembly plants in Hong Kong and Puerto Rico. The joint venture formed in 1995 in China plans to produce electronic ignition modules for use in Chinese original equipment applications.
	      The Registrant's sales of such parts as sensors, valves and solenoids have increased steadily as auto manufacturers equip their cars with more complex engine management systems.  New government emission laws including the
1990 Federal Clean Air Act are increasing automotive inspection activity that could create an increase in parts sales.  Although there is much controversy over how quickly these new procedures will be implemented, it is likely they will have a positive impact on sales of the Registrant's products.  The
Registrant is a basic manufacturer of throttle position sensors, air pump check valves, coolant temperature sensors, air charge temperature sensors, EGR valves, idle air control valves and MAP sensors, many of which require replacement if a vehicle fails an emission inspection.
	      In 1992, a joint venture with Blue Streak Electronics, Inc. was formed to rebuild engine management computers and MAF sensors, and has positioned the
Registrant as a key supplier in the fast growing remanufactured electronics market.  In 1994, the Registrant vastly increased its offering of remanufactured computers, and instituted a program to offer slower-moving items by overnight shipment from its factory.  This has enabled the Registrant's customers to expand their coverage without increasing inventory investment.  In
1995, Blue Streak Electronics, Inc. opened a research and development center in
Haifa, Israel.  In 1996, a joint venture between Blue Streak Electronics and
Intermotor Limited, was formed to supply rebuilt engine computers for Europe.
	      The Registrant has begun the manufacture of MAP/Barometric Pressure sensors - electronic devices that measure air pressure and convert it to computer inputs.  Using an integrated electronic pressure module developed by
Motorola, the Standard design offers advantages in reduced component count, higher yield and greater reliability.  The joint Standard/Motorola effort reduced the design-to-market cycle by many months, while raising quality and lowering costs.
	      In July 1996, the Company acquired a 73.4% equity interest in Intermotor
Holdings Limited, an English company that manufactures and distributes a broad line of engine management products, primarily to European customers.
Intermotor was an important addition since it provides a solid base to increase sales in Europe, a market that is forecasted to grow at a rate more than double the U.S.

Brake System Products  -  On August 31, 1986, the Registrant acquired the
EIS Brake Parts Division from Parker-Hannifin Corporation.  In the aftermarket, brake parts represent the single largest product group in a warehouse distributor's inventory.
      	The division manufactures a full line of brake replacement parts and also markets many special tools and fluids used by mechanics who perform brake service.  EIS has a long-established reputation in the industry for quality products and engineering excellence.
	EIS brake products account for approximately 23% of the Registrant's revenues, making it the second largest revenue source for the Registrant.  We anticipate that EIS's growth will be enhanced in 1997 and the future as a result of the increased wear on friction products resulting from front wheel drive and other vehicle design dynamics.  The Company's growth should also be enhanced by the continued vertical integration of its manufacturing capabilities, emphasis on new market channels such as Undercar, and continued
expansion of product line offerings.
	      In 1994, a joint venture with Autoline Industries was formed to manufacture loaded calipers (disc brake calipers pre-assembled with disc pads and hardware).  This plant, located in Ontario, California, is in full operation and sales are growing. In 1995, the Company established a factory in
Mississauga, Canada, to manufacture brake friction materials.
	      In 1995 and 1996, the manufacture of wheel cylinders, master cylinders and brake hoses at the Berlin, Connecticut, plant was converted to CNC machining centers, with quick-change tooling. These parts can now be made economically in smaller batches, with improved turnaround time and lower costs, with consequent reductions of inventories.  Just-in-time manufacturing cells have been implemented in the manufacture of clutch master and slave cylinders, and will aid in reducing in-process inventories and improving turnaround time.
      	In 1996, the Company acquired Fibro Friction, a Canadian company that formulates brake friction material that it uses in the manufacturing of integrally molded disc pads.  Fibro Friction was an important addition since integrally molded disc pads is one of the fastest growing segments in the brake systems market.

Wires and Cables - Wire and cable parts account for about 9% of the Registrant's revenues. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.
      	A major part of this product line is the sale of ignition wire sets. The Registrant has historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. With the growing customer interest in lower-priced products, the Registrant introduced a second line of wire and cable products in 1989. This line has steadily expanded to include import coverage, and in 1995 was offered under the Registrant's Tru-Tech brand name.
      	In 1996, the Company acquired Federal Parts Corporation the leading supplier of economy wire sets in the industry, that will further expand the Registrant's presence in the ignition wire business. The recent acquisition of Filko Automotive (January 1997) will further expand wire sales.

Fuel System Parts  -  Fuel system parts account for about 5% of the
Registrant's revenues.  The Registrant manufactures and markets over 2,000 parts for the maintenance and repair of automotive fuel systems.  These include parts for carburetors, mechanical and electric fuel pumps, and fuel injection systems.
      	For several decades, the Registrant's most important fuel system product was the carburetor rebuilding kit.  Sales of these kits have been declining in recent years, since nearly all new cars come equipped with electronic fuel injection systems.  However, the Registrant's sales of fuel injection parts have steadily increased, and this segment of the business is expected to continue to grow.
	      In 1988 the Registrant began manufacturing mechanical fuel pumps, and added the manufacture of electric fuel pumps in 1994.  Electric pumps are replacing the traditional mechanical units at O.E. levels, since they are more easily integrated into an electronic fuel injection system.  Electric pumps are expected to become the dominant technology, and the fuel pump is now seen as an integral part of the engine management system.

Climate Control Systems  -  The Registrant manufactures, remanufactures, and markets a complete line of replacement parts for automotive climate control systems (air conditioning and heating) under the brand names Four Seasons,
Factory Air, Trumark, API/ADI and Hayden. Four Seasons also offers private label packaging to its larger accounts.  Revenues from the Four Seasons
Division account for approximately 22% of the Registrant's total sales.
	      In 1996, Four Seasons continued its double digit annual sales growth
(18%) and is now one of the industry's largest aftermarket suppliers of automotive climate control products.  Excluding acquisitions made during the year annual sales growth was 11%.  To further strengthen its position as an industry leader, Four Seasons continued a plan begun in 1995 to become a profitable basic manufacturer of the major product groups it sells.
	      Following the 1995 acquisition of API/ADI in Cumming, Georgia, a manufacturer of steel filter dryers and accumulators, and the start up of
Unimotor in St. Thomas, Ontario, a manufacturer of electric motors for radiator fans and blowers, the acquisition of Hayden was completed in late 1996.  Hayden located in Corona, California, is a basic manufacturer of fan clutches, transmission oil coolers and heat exchangers.  The addition of transmission oil coolers adds the dimension of powertrain cooling to Four Seasons interior climate control products.  Four Seasons Heat Exchange facility, a start up operation located in Dallas, Texas, began producing aluminum evaporators and related parts in 1996, and plans to add production of hose assemblies to its line in 1997.
	      During 1996, Four Seasons strengthened its core business by becoming the first aftermarket company ever to manufacture completely new air conditioning compressors.  In 1997, Four Seasons will offer more than ten models of new compressors manufactured in its Grapevine, Texas facility.  Additionally, Four
Seasons strengthened its presence in the international market by opening a new
European distribution center in Strasbourg, France.  Four Seasons Europe (FSE)
will assure the rapid availability of Four Seasons climate control products throughout Europe, Africa, and the Middle East.

Service Line Products  -  In 1996, the Service Line accounted for approximately 6% of the Registrant's total sales.  The division markets over
9,000 different automotive-related items, ranging from mirrors, window cranks and antennas to cleaning and polishing materials, specialty tools and maintenance supplies.
	      The Registrant purchases products from a wide range of manufacturers and packages them under the Champ and Big A private brand label, enabling its customers to conveniently order items in many separate product groups from a single source.  Champ's marketing program offers its customers ordering efficiency, marketing support and effective shipping that are considered key benefits by the Registrant's customers.
	      In 1995, the Company acquired  the assets and certain liabilities of
Pik-A-Nut Corporation, a reseller of a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket in both retail and bulk packagings.  This acquisition expanded the capability of Champ to supply a full line of service products to the automotive aftermarket.

    (c)   Narrative Description of Business

Sales and Distribution  -  The Registrant sells its products primarily throughout the United States and Canada under its proprietary brand names and private labels to approximately 1,500 warehouse distributors and major retailers, who distribute to many jobber outlets and retail stores.  The jobbers sell the Registrant's products primarily to professional mechanics and secondarily to consumers who perform their own automobile repairs.  The
Registrant has a direct field sales force of approximately 425 persons.
	      The Registrant generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.e., jobbers and professional mechanics).  In 1996 the Registrant conducted approximately 4,300 instructional clinics, which teach mechanics how to diagnose and repair complex new electronic ignition systems,  automotive brake systems and climate control systems.  The Registrant also publishes and sells service manuals and video cassettes and provides a free technical information bulletin service to registered mechanics.  In addition, our Standard Plus Club, a professional service dealer network comprising approximately 12,000 members, offers technical and business development support and has a technical service telephone hotline.
	      The Company continued expansion into the retail market by selling its products to large retail chains such as Autozone, Pep Boys, Advance and many others.  The Registrant expects continued growth in the retail market in future years.

Production and Engineering -  	The Registrant engineers, tools and
manufactures many of the components for its products, except for certain commonly available small parts in climate control, brake and fuel system products, all of the Champ Service Line and certain very low volume products in all product lines.  The Company also performs its own plastic and rubber molding operations, extensive screw machining and stamping operations, automated electronics assembly and a wide variety of other processes.
	      The Registrant has engineering departments staffed by 150 persons, approximately 50% of whom are graduate engineers.  The departments perform product research and development and quality control and, wherever practical, design machinery for automation of the Registrant's factories.
	      As new models of automobiles, trucks, tractors, buses and other equipment are introduced, the Registrant engineers and manufactures replacement parts for
them.   The Registrant employs and trains tool and die makers needed in its manufacturing operations.

Competition - Although the Registrant is a leading independent manufacturer of automotive replacement parts and supplies, it faces substantial competition in all markets that it serves. A number of major manufacturers of replacement parts and supplies are divisions of companies having greater financial resources than those of the Registrant. In addition, automobile manufacturers supply virtually every replacement part sold by the Registrant.
      	The competitive factors affecting the Registrant's products are primarily product quality, customer service and price. The Registrant's business requires that it maintain sufficient inventory levels for the rapid delivery requirements of customers. Management believes that it is able to compete effectively and that its trademarks and trade names are well known and command respect in the industry and the marketplace.

Backlog - Backlog is maintained at minimal levels by the Registrant. The Registrant primarily fills orders, as received, from inventory and manufactures to maintain inventory levels.

Supplies - The principal raw materials purchased by the Registrant consist of brass, electronic components, fabricated copper (primarily in the form of magnet wire and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, thermo-set and thermo plastic molding powders, cast iron castings and friction lining materials. All of these materials are purchased in the open market and are available from a number of prime suppliers.

Insurance - The Registrant maintains basic liability coverage (general, product and automobile) of $1 million and umbrella liability coverage of $50 million. Historically, the Registrant has not experienced casualty losses in any year in excess of its coverage. Management has no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed the Registrant's coverage.

Employees - The Registrant has approximately 4,200 employees in the United States, Canada, Puerto Rico, Europe, Israel and Hong Kong. Of these, approximately 2,200 are production employees. Long Island City, New York production employees are covered by a collective bargaining agreement with the United Auto Workers, which expires on October 1, 1998. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 2, 1997. Berlin, Connecticut employees were covered by a collective bargaining agreement with the United Auto Workers, which expired on June 1, 1995. These employees have been working since June 1, 1995, without a collective bargaining agreement. The Registrant believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers. There have been no significant strikes or work stoppages in the last five years.

(d)   Financial Information About Export and Foreign Sales
      	The Registrant sells its products primarily through Canada, Latin America, Europe and the Middle East. The table below shows the Registrant's export and foreign sales for the last three years:

                (U.S. Dollars in thousands)

Years Ended December 31,   1996    1995    1994
-----------------------------------------------
Canada                  $38,341 $38,876 $38,109
Europe                    9,875    --      --
All Others               12,243  11,768  12,341
-----------------------------------------------
Total                   $60,459 $50,644 $50,450
-----------------------------------------------

ITEM 2.  PROPERTIES

      	The Registrant maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, New York.
	      The table below describes the Registrant's principal physical properties.
(For information with respect to rentals, see note 16 of Notes to Consolidated
Financial Statements on page F13).


Location         State       Principal Business Activity        Square  Owned or
                 or Country                                      Feet   Leased
                                                                         Exp.
                                                                         Date
--------------------------------------------------------------------------------
Manila           Arkansas    Manufacturing and Distribution      369,300 Owned
                                  (Brakes)
Corona           California  Manufacturing and Distribution       65,400 1998
                                  (Climate Control)
Ontario          California  Manufacturing (Brakes) and          250,200 2003
                                 Distribution (Various)
Berlin           Connecticut Administration, Manufacturing an    250,000 Owned
                                  Distribution (Brakes)
Orlando          Florida     Manufacturing (Ignition)             50,600 2006
Cumming          Georgia     Manufacturing (Climate Control)      32,000 2000
Cumming          Georgia     Distribution (Climate Control)       30,000 2000
Huntington       Indiana     Distribution (Service Line)          63,000 2000
Edwardsville     Kansas      Administration, Manufacturing       355,000 Owned
                                  Wire) and Distribution (Wire
                                  and Service Line)
Reno             Nevada      Distribution (Ignition)              67,000 Owned
Long Island City New York    Administration and                  318,000 Owned
                                  Manufacturing (Ignition)
Coppell          Texas       Administration and Distribution     168,000 Owned
                                  (Climate Control)
Coppell          Texas       Distribution (Climate Control)      119,800 1999
Dallas           Texas       Manufacturing (Climate Control)      28,400 1998
Dallas           Texas       Manufacturing and Distribution (     57,300 1997
Grapevine        Texas       Manufacturing (Climate Control)     180,000 Owned
Disputanta       Virginia    Distribution (Ignition and Servi    411,000 Owned
                                  Line)
Fajardo          Puerto Rico Manufacturing (Ignition)            114,000 1997
Fajardo          Puerto Rico Manufacturing (Ignition)             24,100 2004

Mississauga      Canada      Administration and Distribution     128,400 2006
                                  (Ignition)
Calgary          Canada      Distribution (Various)               46,200 1998
Anjou            Canada      Administration and Manufacturing     64,000 2002
                                  (Brakes)
St. Thomas       Canada      Manufacturing (Climate Control)      40,000 Owned
Mississauga      Canada      Manufacturing (Brakes)               94,600 2004
Hong Kong        Hong Kong   Manufacturing (Ignition)             22,500 1997
Herzliya (1)     Israel      Engineering (Ignition)                1,800 1997
Nottingham       England     Administration and Distribution      29,000 Owned
                                  (Ignition and Wire)
Nottingham       England     Manufacturing (Ignition and Wire     29,400 Owned
Nottingham       England     Manufacturing (Ignition and Wire     15,700 Owned

NOTES TO PROPERTY SCHEDULE:

(1)	This facility is engaged in research and development activities.

ITEM 3.   LEGAL PROCEEDINGS
			Currently, there are no legal proceedings which management deems would have a material economic impact on the Company.

ITEM 4.	  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	None.

                                  PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
	      The Company's stock is listed on the New York Stock Exchange. The number of Shareholders of record of Common Stock on February 28, 1997, was approximately 870 including brokers who hold approximately 7,404,717 shares in street name. The quarterly market price and dividend information is presented in the following chart.

Price Range of Common Stock and Dividends

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.


   1996 Quarter High    Low     Dividend   1995 Quarter High    Low     Dividend

        1st      $16.13  $13.38   $0.08         1st      $20.50  $18.75   $0.08
        2nd      $18.25  $16.00   $0.08         2nd      $20.63  $18.88   $0.08
        3rd      $17.88  $13.63   $0.08         3rd      $20.63  $18.75   $0.08
        4th      $14.50  $13.50   $0.08         4th      $19.13  $14.50   $0.08

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company. As of December 31, 1996, approximately $37,683,000 of retained earnings was available under those agreements for payment of cash dividends and purchase of capital stock.

ITEM 6.        SELECTED FINANCIAL DATA

(In thousands, except
per share data)                    Years Ended December 31,
                             1996     1995     1994     1993     1992
                          --------------------------------------------

Net Sales                 $721,805 $663,485 $640,810 $582,851 $535,553
Earnings before cumulative
effect of changes in
accounting principles       14,658   16,132   23,665   18,598    8,878
Net earnings                14,658   16,132   23,665   17,508    8,878
Earnings per share before
cumulative effect of
changes in accounting prin.   1.12     1.23     1.80     1.41     0.68
Net earnings per share        1.12     1.23     1.80     1.32     0.68
Working capital            211,726  232,173  189,207  188,220  180,143
Total assets               624,806  521,230  469,387  433,354  384,616
Long-term debt (excluding
current portion)           172,387  148,665  109,927  130,514  136,111
Stockholders equity        223,340  210,400  195,089  178,183  161,128
Stockholders equity
    per share                17.01    16.03    14.82    13.47    12.28
Cash dividends per common
 share                        0.32     0.32     0.32     0.32     0.32


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - In 1996, net cash used in operations amounted to $21,153,000. This compares unfavorably to 1995 and 1994 when net cash was provided by operations in the amount of $801,000 and $21,104,000 respectively. Net earnings of $14,658,000 in 1996 were offset by increases in accounts receivable of $26,025,000 and
inventories of $13,303,000.   Cash used in investing activities in 1996
was $60,360,000, primarily due to payments for 1996 acquisitions of $45,060,000 and capital expenditures. For each of the past three years, capital expenditures totaled $21,389,000, $16,651,000 and $12,509,000, respectively. Cash provided by financing activities in 1996 of $75,447,000 was primarily due to $59 million from borrowings from bank lines and $35 million in new long-term financing, primarily offset by repayment of debt and dividend payments. In each of the years in the three year period ended December 31, 1996, dividends paid were approximately $4,200,000.
       In 1997, required long-term debt payments will be approximately $17,492,000. Overall, during 1996 stockholders' equity increased $12,940,000 to $223,340,000.
       Total debt (current and non-current) increased $91,320,000. This was mainly due to payments for acquisitions and increases in accounts receivable and inventories. The Company is aggressively pursuing ways to reduce inventories. Significant efforts are focusing on pack-to-order systems and improved inventory management systems. Pack-to-order systems retain parts in a bulk state with a part being packaged when an order is received for a specific brand of product.

       The Company expects capital expenditures for 1997, excluding acquisitions, to be approximately $22,000,000, primarily for new machinery and equipment. At December 31, 1996, the Company had unused lines of credit aggregating approximately $50,000,000 that will be used as a source of funding working capital requirements, capital expenditures and new acquisitions. To provide for future growth the Company is expanding its bank lines, with a target completion by early in the second quarter of 1997.
       As part of an ongoing operating strategy, the Company is reviewing potential acquisition candidates in related automotive component businesses. If such acquisitions are made, additional sources of capital could be required. In January 1997, the Filko Automotive Division of F & B Manufacturing Company was acquired for approximately $7,900,000 in cash, funded by available bank lines of credit.

Comparison of 1996 to 1995

       Net sales increased $58,320,000 or 8.8% from the comparable period in 1995 primarily due to sales increases at the Climate Control Systems and Engine Management Divisions and sales resulting from 1996 acquisitions. Excluding revenues from acquisitions that were not present for full year 1995 results, sales in 1996 increased by 4.3%.
       Cost of goods sold increased $42,909,000 from $444,061,000 to $486,970,000. Gross margins, as a percentage of net sales, decreased from 33.1% to 32.5%. The decrease reflects an increase in customer overstock and defective product returns and the Company's continued expansion into lower margin business.
       Selling, general and administrative expenses increased by 5.9% or $11,062,000, but as a percentage of net sales, decreased from 28.2% in 1995 to 27.4% in 1996. The decrease in selling, general and administrative expense as a percentage of sales was primarily the result of lower bad debt expense, reduced sales force costs, reduced profit sharing payments and effective integration of the new acquisitions. These favorable impacts were partially offset by general economic increases in wages, an increase in the costs to gain new customers and goodwill amortization related to new acquisitions.
       Other income (expense), net decreased $618,000 primarily due to lower income from investments and joint ventures.
       Interest expense increased by $4,177,000 due to higher average borrowings.
       Taxes based on earnings increased $941,000. The effective tax rate in 1996 increased to 25.7% from 20.5% in 1995. The higher effective tax rate reflected our inability to fully utilize, for tax purposes, a loss in Canada this year. The benefit of the loss carryforward should be utilized in 1997 and 1998 and should reduce the effective tax rate from that expensed in 1996.

Comparison of 1995 to 1994

       Net sales increased $22,675,000 or 3.5% from the comparable period in 1994 primarily due to the significant sales increase at the Climate Control Division and sales resulting from 1995 acquisitions. Cost of goods sold increased $28,374,000 from $415,687,000 to $444,061,000. Gross margins, as a percentage of net sales, decreased from 35.1% in 1994 to 33.1% in 1995. The decrease reflects the Company's continued expansion into lower margin business and an increase in customer returns and rebates.
       Selling, general and administrative expenses increased by 4.6% or $8,270,000, and as a percentage of net sales, increased from 27.9% in 1994 to 28.2% in 1995. The increases were primarily a result of costs related to a reorganization of the company's sales force, costs to acquire new customers, costs to support new acquisitions and higher distribution expenses due to increased sales, partially offset by lower bad debt expenses.
       Other income (expense), net increased $1,193,000 primarily due to an increase in income from Blue Streak Electronics, Inc. and a higher rate of return on investments in 1995, partially offset by an increase in the loss on sale of accounts receivable.
       Interest expense increased by $2,330,000 due to higher average borrowings.
       Taxes based on earnings decreased $7,573,000 due to both lower earnings and a lower effective tax rate. The 1995 rate of 20.5% compared to 33.1% in 1994. The lower effective tax rate in 1995 was primarily due to the higher relative earnings of the Company's Puerto Rican and Hong Kong subsidiaries, which have lower tax rates than the U.S. statutory rate.

       Impact of Inflation - Although inflation is not a significant issue, the Company's management believes it will be able to continue to minimize any adverse effect of inflation on earnings. This will be achieved principally by cost reduction programs and, where competitive situations permit, selling price increases.

       Future Results of Operations - The Company is continuing to face competitive pressures. In order to sell at competitive prices while maintaining profit margins, the Company is continuing to focus on overhead and cost reduction. This is being done through internal initiatives, acquisitions and the start-up of vertical integration
programs.   In 1997, the Company has identified inventory reduction as one of its primary goals in addition to effectively integrating the past year's acquisitions and achieving the identified synergy's from these acquisitions.
       The Company is continuing to aggressively pursue cost reductions and expects to complete in 1997 several initiatives to reduce distribution expense, manufacturing cost and the cost of products purchased for resale. The Company is continuing to review vertical integration actions, which reduce product cost and have a short payback.

       Recently Issued Accounting Standards - The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.
       Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Option No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.
       The Company will be adopting Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of this accounting standard will have no material effect on the Company's consolidated financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick LLP


New York, New York
March 4, 1997










                                  - F1 -


Standard Motor Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)
                                                Years Ended December 31,
                                                  1996       1995     1994
-----------------------------------------------------------------------------
Net sales                                     $721,805    $663,485   $640,810
Cost of sales                                  486,970     444,061    415,687
Gross profit                                   234,835     219,424    225,123
Selling, general and administrative expenses   198,006     186,944    178,674
Operating income                                36,829      32,480     46,449
Other income (expense), net (Note 13)            1,811       2,429      1,236
                                                38,640      34,909     47,685
Interest expense                                18,795      14,618     12,288
Earnings before taxes and minority interest     19,845      20,291     35,397
Minority interest                                  (87)
Taxes based on earnings (Note 14)
Current:
Federal (principally U.S.)                       4,102       5,037     10,294
State and local                                    561         791      2,851
                                                 4,663       5,828     13,145
Deferred                                           437      (1,669)    (1,413)
                                                 5,100       4,159     11,732
Net earnings                                   $14,658     $16,132    $23,665
Net earnings per common share                  $  1.12     $  1.23    $  1.80
Average number of common shares             13,130,849  13,125,892 13,165,567

See accompanying notes to consolidated financial statements.

                                  - F2 -


Standard Motor Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
                                                            December 31,
                                                           1996       1995
--------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                              $  4,664   $ 10,856
Marketable securities                                         2      6,672
Accounts receivable, less allowances for discounts and
doubtful accounts of $5,499 (1995  $5,907) (Note 3)     156,795    121,516
Inventories (Note 4)                                    229,210    206,279
Deferred income taxes (Note 14)                          20,668     22,647
Prepaid expenses and other current assets                 7,131      6,569
Total current assets                                    418,470    374,539
Property, plant and equipment, net (Notes 5 and 8)      126,919    109,537
Goodwill, net                                            34,417      3,561
Other assets (Note 6)                                    45,000     33,593
Total assets                                           $624,806   $521,230
--------------------------------------------------------------------------
Current liabilities:
Notes payable - banks (Note 7)                         $ 74,568   $ 10,200
Current portion of long-term debt (Note 8)               17,492     14,262
Accounts payable                                         30,619     24,625
Sundry payables and accrued expenses                     59,031     69,502
Accrued customer returns                                 15,061     13,446
Payroll and commissions                                   9,973     10,331
Total current liabilities                               206,744    142,366
Long-term debt (Note 8)                                 172,387    148,665
Deferred income taxes (Note 14)                           4,188      5,730
Postretirement benefits other than pensions and
other accrued liabilities (Note 12)                      18,576     14,069
Minority interest                                          (429)      --
Commitments and contingencies (Notes 8, 9, and 16)
Stockholders' equity (Notes 8, 9, 10 and 11):
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 13,324,476 shares
in 1996 and 1995 (including 194,175 and 196,650 shares
held as treasury shares in 1996 and 1995, respectively)  26,649     26,649
Capital in excess of par value                            2,705      2,651
Loan to Employee Stock Ownership Plan (ESOP)             (3,345)    (5,025)
Minimum pension liability adjustment                        764        (27)
Retained earnings                                       200,235    189,837
Foreign currency translation adjustment                      71        150
                                                        227,079    214,235
Less: Treasury stock - at cost                            3,739      3,835
Total stockholders' equity                              223,340    210,400
Total liabilities and stockholders' equity             $624,806   $521,230
--------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                  - F3 -



Standard Motor Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
                                                     Years Ended December 31,
                                                          1996    1995    1994
------------------------------------------------------------------------------
Net earnings                                           $14,658 $16,132 $23,665
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization                           16,326  13,680  12,278
(Gain) Loss on disposal of property, plant & equipment    (509)    101     364
Proceeds from sales of trading securities                7,646  12,190   7,500
Purchases of trading securities                         (6,803)(12,573) (7,676)
(Increase) in deferred income taxes                        (68) (1,671) (1,411)
Tax benefits applicable to E.S.O.P.                        113     119     123
Tax benefits applicable to the exercise of employee         -        6     249
 stock options
Change in assets and liabilities, net of effects
 from acquisitions:
(Increase) in accounts receivable, net                 (26,025) (2,095) (8,734)
(Increase) in inventories                              (13,303)(17,749)(26,032)
(Increase) decrease in other assets                     (6,396) (3,060)  3,589
Increase (decrease) in accounts payable                    784  (8,472)  1,271
Increase (decrease) in other current assets and           (251) (1,799)    956
 liabilities
Increase (decrease) in sundry payables and              (7,325)  5,992  14,962
 accrued expenses
Net cash (used in) provided by operating activities    (21,153)    801  21,104
Proceeds from held-to-maturity securities                6,252   6,400   5,828
Purchases of held-to-maturity securities                  (163) (8,899)(13,618)
Capital expenditures, net of effects from acquisitions (21,389)(16,651)(12,509)
Payments for acquisitions, net of cash acquired        (45,060) (7,835)   --
Net cash (used in) investing activities                (60,360)(26,985)(20,299)
Net borrowings under line-of-credit agreements          58,625   3,600   1,500
Proceeds from issuance of long-term debt                35,469  53,000     --
Principal payments of long-term debt                   (16,104)(19,987) (5,535)
Reduction of loan to E.S.O.P.                            1,680   1,680   1,680
Proceeds from exercise of employee stock options           184     107     538
Purchase of treasury stock                                (147)    --   (4,301)
Dividends paid                                          (4,260) (4,199) (4,217)
Net cash provided by (used in) financing activities     75,447  34,201 (10,335)
Effect of exchange rate changes on cash                   (126)     43     (20)
Net increase (decrease) in cash and cash equivalents    (6,192)  8,060  (9,550)
Cash and cash equivalents at beginning of year          10,856   2,796  12,346
Cash and cash equivalents at end of year               $ 4,664 $10,856 $ 2,796
------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest                                               $17,136 $14,604 $12,377
Income taxes                                             5,436   7,642  14,376

See accompanying notes to consolidated financial statements.

                                  - F4 -


Standard Motor Products, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders Equity
(In thousands)
Years Ended December 31, 1996, 1995 and 1994

                                                                  Minimum                 Foreign
                                            Capital in  Loan      Pension                 Currency
                                   Common   Excess of   to        Liability   Retained   Translation  Treasury
                                   Stock    Par Value   E.S.O.P.  Adjustment  Earnings   Adjustment   Stock      Total
Balance at December 31, 1993       $ 26,620 $ 2,120     $ (8,385) $  (581)    $  158,456 $   69      $  (116) $ 178,183
Net earnings  1994                                                                23,665                         23,665
Cash dividends paid                                                               (4,217)                        (4,217)
Exercise of employee stock options       29      63                                                      446        538
Minimum pension liability adjust.                                    (623)                                         (623)
Tax benefits applicable to
Employee Stock Ownership Plan                   123                                                                 123
Tax benefits applicable to the
exercise of employee stock options              249                                                                 249
Employee Stock Ownership Plan                              1,680                                                  1,680
Purchase of treasury stock                                                                            (4,301)    (4,301)
Foreign curr. translation adjust.                                                          (208)                   (208)
Balance at December 31, 1994         26,649   2,555       (6,705)  (1,204)       177,904   (139)      (3,971)   195,089
Net earnings  1995                                                                16,132                         16,132
Cash dividends paid                                                               (4,199)                        (4,199)
Exercise of employee stock options              (29)                                                     136        107
Minimum pension liability adjust.                                   1,177                                         1,177
Tax benefits applicable to
Employee Stock Ownership Plan                   119                                                                 119
Tax benefits applicable to the
exercise of employee stock options                6                                                                   6
Employee Stock Ownership Plan                              1,680                                                  1,680
Foreign curr. translation adjust.                                                           289                     289
Balance at December 31, 1995         26,649   2,651       (5,025)     (27)       189,837    150       (3,835)   210,400
Net earnings  1996                                                                14,658                         14,658
Cash dividends paid                                                               (4,260)                        (4,260)
Exercise of employee stock options              (59)                                                     243        184
Minimum pension liability adjust.                                     791                                           791
Tax benefits applicable to
Employee Stock Ownership Plan                   113                                                                 113
Employee Stock Ownership Plan                              1,680                                                  1,680
Purchase of treasury Stock                                                                              (147)      (147)
Foreign curr. translation adjust.                                                           (79)                    (79)
Balance at December 31, 1996       $ 26,649 $ 2,705     $ (3,345)  $  764      $ 200,235 $   71     $ (3,739) $ 223,340

See accompanying notes to consolidated financial statements.


                                  - F5 -


    STANDARD MOTOR PRODUCTS, INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications
Where appropriate, certain amounts in 1994 and 1995 have been reclassified to conform with the 1996 presentation.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities
At December 31, 1996, held-to-maturity securities amounted to approximately $7,200,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of December 31, 1996, the held-to-maturity securities mature within seven years.
       The first-in, first-out method is used in computing realized gains or losses.

Inventories
Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market.

Property, Plant and Equipment
These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:
                                       Estimated Life
 Buildings and Improvements             10 to 33 1/2 years
 Machinery and equipment                 7 to 12 years
 Tools, dies and auxiliary equipment     3 to 8 years
 Furniture and fixtures                  3 to 12 years
 Leasehold improvements                 10 years or life of lease

Goodwill
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization at December 31, 1996 and 1995, was $1,772,000 and $184,000, respectively.

Impairment of Long-Lived Assets and Long Lived Assets to be Disposed of The Company adopted provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

Net Earnings Per Common Share
Net earnings per common share are calculated using the daily weighted average number of common shares outstanding during each year. Shares held by the ESOP are considered outstanding and are included in the calculation to determine earnings per share. Employee stock options have been excluded as their effect is not significant.

                                  - F6 -

Stock Option Plans
Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (See note 10).

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions. Members of one marketing group represent the Company's largest group of customers and accounted for approximately 16%, 15% and 15% of consolidated net sales for the years ended December 31, 1996, 1995 and 1994, respectively. One individual member of this marketing group accounted for approximately 11% of net sales for the year ended December 31, 1996, and less than 10% in the prior years. The Company's five largest individual customers, including the members of this marketing group, accounted for 37%, 29% and 27% of net sales in 1996, 1995, and 1994 respectively.

2. Acquisitions

In February 1995, the Company acquired, for approximately $3,900,000, the assets and certain liabilities of Pik-A-Nut Corporation. Located in Huntington, Indiana, Pik-A-Nut Corporation distributes a complete line of general fasteners, brass fittings, expansion plugs and clamps primarily to the automotive aftermarket. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $3,800,000 in 1995 and had an immaterial effect on consolidated net earnings for the same period.
       In June 1995, the Company acquired, for approximately $4,000,000, the assets and certain liabilities of Automotive Dryers, Inc. and Air Parts, Inc. Automotive Dryers, Inc., located in Cumming, Georgia, manufactures and distributes receiver filter dryers and accumulators for mobile air conditioning systems. Air Parts, Inc., also situated in Cumming, Georgia, is a distributor of parts for mobile air conditioning systems. This acquisition has been accounted for as a purchase. The acquisition increased consolidated net sales by approximately $3,400,000 in 1995 and had an immaterial effect on consolidated net earnings for the same period.
       In November 1995, the Company formed a joint venture in China. The joint venture will produce ignition modules for use in Chinese original equipment applications. The Company acquired 40% ownership in the joint venture and the investment is accounted for under the equity method. The accompanying consolidated Financial Statements include the investment in "Other Assets." The joint venture had an immaterial effect on consolidated net earnings in 1995.
       In April 1996, the Company formed a 50-50 joint venture with ATS Automated Tooling Systems, Inc. for the purpose of further development and commercialization of a heat battery. The venture is accounted for under the equity method and at December 31, 1996, the consolidated financial statements reflected an investment of $1,854,000 in "Other Assets."
       During 1996, in addition to the aforementioned joint venture, the Company acquired and accounted for as a purchase, four additional businesses as follows:
       In February 1996, the Company acquired substantially all of the net assets of Federal Parts Corporation for approximately $13,400,000 plus contingent payments based on performance.
       In July 1996, the Company acquired substantially all of the net assets of Fibro Friction, Inc. for approximately $14,000,000 plus contingent payments based on performance. Located in Anjou, Quebec, Canada, Fibro Friction is a leading formulator of friction materials and a major supplier of integrally molded brake pads.
       In July 1996, the Company acquired a 73.4% equity interest in Intermotor Holdings Limited for approximately $14,050,000, with the option to acquire a 100% interest in the future. Located in Nottingham, England, Intermotor Holdings Limited manufactures and distributes a broad line of engine management products primarily to European automotive aftermarket customers.
       In December 1996, the Company completed its acquisition of substantially all of the net assets of the Hayden Division of The Equion Corporation for approximately $5,200,000. Located in Corona, California, Hayden assembles and distributes heavy duty cooling products to the automotive aftermarket.
       All four acquisitions were funded from cash and short term borrowings. Assets acquired consisted principally of accounts receivable , inventory and property, plant and equipment. In aggregate, the excess of the purchase prices over the fair value of the net assets acquired was approximately $32,000,000. The operating results of these acquired businesses have been included in the consolidated financial statements from the time of each respective acquisition.

                                  - F7 -

       On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of fiscal 1995, consolidated net sales would have been $745,900,000 for fiscal 1996 and $719,200,000 for fiscal 1995. Consolidated pro forma earnings and earnings per share, would not have been materially different from the reported amounts for fiscal 1996 and 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1995.
       Subsequent to year end 1996, the Company acquired FILKO Automotive Division of F&B Manufacturing Co. for approximately $7,900,000. Located in Des Plaines, Illinois, FILKO Automotive assembles and distributes ignition and wire products to the automotive aftermarket.

3. Sale of Accounts Receivable

The Company's three-year agreement whereby it can sell up to a $25,000,000 undivided interest in a designated pool of certain eligible accounts receivable terminated on December 27, 1996, and was simultaneously extended through March 31, 1997. The Company is presently negotiating a two-year renewal of the agreement with similar terms and conditions. At December 31, 1996 and 1995, net receivables amounting to $25,000,000 had been sold under these agreements.

4.  Inventories

(In thousands)                    December 31,
                                 1996      1995
-----------------------------------------------
Inventories consist of:
Finished goods               $152,404  $133,035
Work in process                 4,283     3,550
Raw materials                  72,523    69,694
-----------------------------------------------
Total inventories            $229,210  $206,279
-----------------------------------------------

5.  Property, Plant and Equipment

(In thousands)                                             December 31,
                                                           1996    1995
-------------------------------------------------------------------------
Property, plant and equipment consist
 of the following:
Land, buildings and improvements                        $ 72,785 $ 70,159
Machinery and equipment                                   93,446   76,263
Tools, dies and auxiliary equipment                        9,196    7,766
Furniture and fixtures                                    21,323   17,339
Leasehold improvements                                     7,105    5,486
Construction in progress                                  12,013    7,527
                                                         ----------------
                                                         215,868  184,540
Less, accumulated depreciation
and amortization                                          88,949   75,003
-------------------------------------------------------------------------
Total property, plant and
equipment, net                                          $126,919 $109,537
-------------------------------------------------------------------------

6.  Other Assets

(In thousands)
                                                December 31,
                                                 1996    1995
-------------------------------------------------------------
Other assets consist of the following:
Deferred new customer acquisition costs       $18,178 $13,596
Marketable securities                           7,200   7,200
Unamortized customer supply agreements          6,533   5,638
Equity in joint ventures                        6,153   3,995
Pension assets                                    601     476
Other                                           6,335   2,688
-------------------------------------------------------------
Total other assets                            $45,000 $33,593
-------------------------------------------------------------
       Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $76,283,000, $53,499,000 and $51,935,000 in 1996, 1995, and 1994 respectively.

7.	Notes Payable - Banks

The maximum amount of short-term bank borrowings outstanding at any month-end was $104,700,000 in 1996 and $91,000,000 in 1995, and averaged
$87,447,000 and $61,483,000, respectively. The weighted average short-term interest rate was 5.86% for 1996 and 6.47% for 1995. At December 31, 1996, the Company had unused lines of credit aggregating approximately
$50,000,000.

8. Long-Term Debt

  (In thousands)                         December  31,
                                       1996           1995
-----------------------------------------------------------
Long-term debt consists of:
6.81% senior note payable              $73,000     $ 53,000
7.85% senior note payable               55,714       65,000
9.47% senior note payable               30,000       30,000
Credit Facility ($20 million Canadian)  14,624          --
7.50%-10.50% purchase obligations        5,997        7,113
Intermotor Facilities                    5,464          --
Credit Agreement                         3,354        5,034
Other                                    1,726        2,780
-----------------------------------------------------------
                                       189,879      162,927
Less current portion                    17,492       14,262
-----------------------------------------------------------
Total noncurrent portion of
long-term debt                        $172,387     $148,665
-----------------------------------------------------------
       Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.
       Under the terms of the $55,714,000 senior note agreement, the Company is required to repay the remaining loan in six equal annual installments from 1997 through 2002.
       Under the terms of the $30,000,000 senior note agreement, the Company is required to repay the loan in seven varying annual installments beginning in 1998. Subject to certain restrictions, the Company may make prepayments without premium beginning in 1998.

                                  - F8 -

       Under the terms of the $20,000,000 CDN credit agreement, the Company is required to repay the loan in four equal annual installments of $2,000,000
CDN beginning in 1998 with a final payment of $12,000,000 CDN in 2002.
Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options which averaged 5.5% for 1996.
       The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by properties having a net book value of approximately $19,458,000 at December 31, 1996.
       The Credit Agreement matures in varying annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the London Interbank Offering Rate ("LIBOR") plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee
Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989 (see Note 11). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties.
       Maturities of long-term debt during the five years ending December 31, 2001, are $17,492,000, $19,042,000, $16,628,000, $26,532,000 and
$26,143,000 respectively.
       Certain loan agreements contain restrictive covenants which require the maintenance, on a quarterly basis, of minimum working capital and tangible net worth, as defined, and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At September 30, 1996, the Company did not comply with certain covenant requirements for which the Company received waivers and amendments. At December 31, 1996, the Company was in compliance with such covenants. At December 31, 1996, the Company had unrestricted retained earnings of $37,683,000.

9.	Stockholders' Equity

The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On
December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock are 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 1996.
       On January 17, 1996, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one
Preferred Share Purchase Right (Right) for each outstanding common share of the Company. The dividend was payable on March 1, 1996, to the shareholders of record as of February 15, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.
       The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company's outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding common shares. Once the rights become exercisable they entitle all other shareholders to purchase, by payment of an $80.00 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on February 28, 2006.
       On April 20, 1994, the Company announced that the Board of Directors has authorized the repurchase by the Company of up to 200,000 shares of its common stock to be used to meet present and future requirements of its stock option program. As of December 31, 1996, 100,300 shares were repurchased at a cost of $1,627,000.

10.	Stock Options

At December 31, 1996, the Company has principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, the Company is authorized to issue 400,000 stock options. The options become exercisable over a four year period and expire at the end of five years following the date they become exercisable. Under the 1996 Independent Director's Stock Option Plan, the Company is authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 1996, in aggregate 470,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

                                  - F9 -

STOCK OPTIONS (continued)
       The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans, for options granted in 1996 and 1995, been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands except per share data)       1996    1995
----------------------------------------------------------------
Net Earnings                     As reported   $ 14,658 $ 16,132
                                 Pro forma     $ 14,544 $ 16,132

Primary Earnings                 As reported   $   1.12 $   1.23
  per share                      Pro forma     $   1.11 $   1.23

       For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Cox Rubinstein Binomial option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 25.5%, expected life of 4.4 years, dividend yield of 2.0% and risk free interest rate of 6.0% for issued options.
       A summary of the status of the Company's option plans follows:


                                         1996               1995               1994
---------------------------------------------------------------------------------------
                                         Weighted           Weighted           Weighted
                                         Average            Average            Average
(Shares in thousands)                    Exercise           Exercise           Exercise
                              Shares     Price   Shares     Price   Shares     Price
Outstanding at
  beginning of year               281    $16.54     288 $    16.52      82 $    16.31
Granted                           157     16.27      --         --     250      16.39
Exercised                         (11)    14.40      (7)     15.35     (36)     15.43
Forfeited                          (3)    16.39      --         --      (8)     15.43
---------------------------------------------------------------------------------------
Outstanding at
  end of year                     424    $16.50     281 $    16.54     288 $    16.52
---------------------------------------------------------------------------------------
Options exercisable at
  end of year                     142                94                 38
---------------------------------------------------------------------------------------
Weighted-average
  fair value of
  options granted
  during the year                 142    $ 4.28         $       --         $     4.32


                              Options Outstanding
--------------------------------------------------------------------------------
                                Numbered       Weighted-Average
           Range of           Outstanding       Remaining       Weighted-Average
           Exercise Price     at 12/31/96     Contractual Life    Exercise Price
--------------------------------------------------------------------------------
           $16.00 - $18.56       424,000              6.1             $16.50

                              Options Exercisable
--------------------------------------------------------------------------------
                                Number
           Range of            Exercisable     Weighted-Average
           Exercise Price      at 12/31/96     Exercise Price
--------------------------------------------------------------------------------
           $16.39 - $18.56       142,000           $16.85

11.	Employee Benefit Plans

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

(In thousands)
                                                  December 31,
                                                1996    1995    1994
---------------------------------------------------------------------
Net periodic pension cost for 1996, 1995
and 1994 includes the following components:
Service cost  benefits earned
during the period                                $219    $235   $250
Interest cost on projected benefit
obligation                                        653     634    631
Actual return on plan assets                   (1,135) (1,760)   (88)
Net amortization and deferral                     443   1,185   (521)
---------------------------------------------------------------------
Net periodic pension cost                        $180    $294   $272
---------------------------------------------------------------------
       The following table sets forth the plans funded status at December 31, 1996 and 1995:
(In thousands)
                                                   December 31,
                                                  1996       1995
--------------------------------------------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
vested benefits of $(9,445) and $(9,710)
in 1996 and 1995, respectively                  $(10,036)  $(10,317)
--------------------------------------------------------------------
Projected benefit obligation                    $(10,036)  $(10,317)
Plan assets at fair value (primarily
debt securities, commercial mortgages
and listed stocks)                                10,418      9,814
--------------------------------------------------------------------
Plan assets greater than/(less than)
projected benefit obligation                         382       (503)
Unrecognized prior service cost                      374        416
Unrecognized net (gain)/loss                        (764)        27
Unrecognized net obligation being
recognized over 15 years                             118        145
Adjustment required to recognize
minimum liability                                    --        (588)
--------------------------------------------------------------------
Prepaid (accrued) pension cost
included in accrued expenses                        $110      $(503)
--------------------------------------------------------------------
Assumptions used in accounting
for the pension plan are as follows:           1996    1995    1994
--------------------------------------------------------------------
Discount rates                                 7.0%    6.5%    6.5%
Expected long-term rate of return
on assets                                      8.0%    8.0%    8.0%
--------------------------------------------------------------------

                                  - F10 -

       In addition, the Company participates in several multiemployer plans which provide defined benefits to substantially all unionized workers. The Multiemployer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multiemployer plans. The Company has not received information from the plans' administrators to determine its share, if any, of unfunded vested benefits.
       The Company and certain of its subsidiaries also maintain various defined contribution plans, which include profit sharing, providing retirement benefits for other eligible employees.
       The provisions for retirement expense in connection with the plans are as follows:
                                             Defined
                            Multi-         Contribution
                       employer Plans     and Other Plans
---------------------------------------------------------
Year-end December 31,

       1996               $383,000          $2,175,000
       1995                366,000           3,091,000
       1994                379,000           5,033,000

       In January 1989, the Company established an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. The ESOP authorized the Trust to purchase up to 1,000,000 shares of the Company's common stock in the open market. In 1989, the Company entered into an agreement with a bank authorizing the Company to borrow up to $18,000,000 in connection with the ESOP. Under this agreement, the Company borrowed $16,729,000, payable in annual installments through 1998
(see Note 8), which was loaned on the same terms to the ESOP for the purchase of common stock. During 1989, the ESOP made open market purchases of 1,000,000 shares at an average cost of $16.78 per share. Future company contributions plus dividends earned will be used to service the debt.
       During 1996, 1995 and 1994, 96,800, 97,100 and 96,800 shares were allocated to the employees, leaving 204,900 unallocated shares in the ESOP trust at December 31, 1996.
       Contributions to the ESOP are based on a predetermined formula which is primarily tied into dividends earned by the ESOP and loan repayments. The provision for expense in connection with the ESOP was approximately $1,406,000 in 1996 $1,334,000 in 1995 and $1,321,000 in 1994. The expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $274,000, $289,000 and $296,000 for the years ended December 31, 1996, 1995 and 1994, respectively, from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $360,000, $515,000 and $645,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
       At December 31, 1996 and 1995, indebtedness of the ESOP to the Company in the amounts of $3,345,000 and $5,025,000, respectively, is shown as deductions from stockholders' equity in the consolidated balance sheets. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the consolidated balance sheets.
       In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan for key employees of the Company. Under the plan, employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions were not significant in 1996, 1995 and 1994.

12.	Postretirement Benefits

The Company provides certain medical and dental care benefits to eligible retired employees. Approximately 2,100 employees and 220 retirees are eligible under this plan. Salaried employees become eligible for retiree health care benefits after reaching age 65 if they retire at age 65 or older with at least 15 years of continuous service. EIS Brake Parts unionized employees become eligible after reaching age 65 if they retire at age 65 or older with at least 10 years of continuous service. Other unionized employees are covered under union health care plans.
       Generally, the health care plans pay a stated percentage of most health care expenses reduced for any deductible and payments made by government programs and other group coverage. The costs of providing most of these benefits has been shared with retirees since 1991. Retiree annual contributions will increase proportionally if the Company's health care payments increase.
       The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.
       The components of the net periodic benefit cost for the years ended December 31, 1996, 1995 and 1994 are as follows:

(In thousands)                   1996    1995    1994

Service cost                   $  837  $  592  $  701
Interest cost                   1,419   1,147     960
Net amortization and deferral     408      30      --
-----------------------------------------------------
                               $2,664  $1,769  $1,661
-----------------------------------------------------

The following table sets forth the amounts included in the accompanying consolidated balance sheets at December 31, 1996 and 1995:

(In thousands)                                          1996    1995
---------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation (APBO):
Retirees                                              $ 8,556 $ 7,398
Fully eligible active participants                        913     888
Other active participants                              11,419   9,731
---------------------------------------------------------------------
                                                       20,888  18,017
Less unrecognized net loss                              4,712   3,948
---------------------------------------------------------------------
Accrued postretirement benefit costs
recognized in the balance sheet                       $16,176 $14,069
---------------------------------------------------------------------

                                  - F11 -

       For measuring the expected postretirement benefit obligation, a health care cost trend rate of 10 and 11 percent was assumed for 1996 and 1995, respectively. The rate was assumed to gradually decrease to 5 percent in 2002 and remain at that level thereafter. The weighted-average discount rate used in determining the APBO was 7.5 and 7 percent at December 31, 1996 and 1995.
       The health care cost trend rate has a significant effect on the APBO and net periodic benefit cost. A 1 percent increase in the trend rate for health care costs would increase the APBO by $3,151,000 and service and interest costs by $379,000.

13. Other Income (Expense), Net

(In thousands)
                                                     1996    1995    1994
-------------------------------------------------------------------------
Other income (expense), net consists of:
Interest and dividend income                       $1,668  $2,066  $1,724
(Loss) on sale of accounts
receivable (Note 3)                                (1,266) (1,516) (1,107)
Income from joint ventures                          1,336   1,700     828
Other net                                              73     179    (209)
-------------------------------------------------------------------------
Total other income (expense), net                  $1,811  $2,429  $1,236
-------------------------------------------------------------------------

14. Taxes Based on Earnings

Reconciliations between the U.S. federal income tax rate and the Companys effective income tax rate as a percentage of earnings before income taxes:

                                          1996      1995      1994
-------------------------------------------------------------------
U.S. federal income tax rate              35.0%     35.0%     35.0%
Increase (decrease) in tax rate
resulting from:
State and local income taxes, net
of federal income tax benefit              1.8       1.4       5.2
Non-deductible items, net                  0.6       0.1       0.1
Benefits of income subject to taxes
at lower than the U.S. federal rate      (10.6)    (15.9)     (8.6)
Other                                     (1.1)     (0.1)      1.4
------------------------------------------------------------------
Effective tax rate                        25.7%     20.5%     33.1%
-------------------------------------------------------------------

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

(In thousands)                                       December 31,
                                                   1996        1995
---------------------------------------------------------------------
Deferred tax assets:
Inventories                                       $11,170     $13,223
Allowance for customer returns                      5,945       4,943
Postretirement benefits                             5,937       5,639
Allowance for doubtful accounts                       983       1,209
Accrued salaries and benefits                       1,630       2,123
Other                                               2,587       2,689
---------------------------------------------------------------------
Total                                             $28,252     $29,826
---------------------------------------------------------------------
Deferred tax liabilities:
Depreciation                                      $ 8,207     $ 9,217
Promotional costs                                   2,230       2,272
Other                                               1,335       1,420
---------------------------------------------------------------------
Total                                              11,772      12,909
---------------------------------------------------------------------
Net deferred tax assets                           $16,480     $16,917
---------------------------------------------------------------------

       Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
       The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $11,858,000 at the end of 1996, $13,140,000 at the end of 1995, and $12,502,000 at the end of 1994.
       Earnings of a subsidiary operating in Puerto Rico, amounting to approximately $12,114,000 (1995 - $11,278,000; 1994 - $9,482,000), which are not subject to United States income taxes, are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.27 per share in 1996 (1995 - $.29; 1994 - $.24).
       Foreign income taxes amounted to approximately $1,639,000, $689,000 and $1,097,000 for 1996, 1995 and 1994, respectively.

                                  - F12 -

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

The estimated fair values of the Company's financial instruments are as follows:

(In thousands)
                                Carrying     Fair
  December 31, 1996              Amount     Value
--------------------------------------------------
Cash and cash equivalents        $4,664    $4,664
Marketable securities             7,202     7,202
Long-term debt                 (189,879) (194,318)
--------------------------------------------------

(In thousands)
                               Carrying     Fair
  December 31, 1995             Amount     Value
--------------------------------------------------
Cash and cash equivalents      $10,856    $10,856
Marketable securities           13,872     13,879
Long-term debt                (162,927)  (169,485)
--------------------------------------------------

16. Commitments and Contingencies

Total rent expense for the three years ended December 31, 1996 was as follows:

(In thousands)
                                  Real
                        Total    Estate    Other
--------------------------------------------------
1996                    $6,568    $3,244    $3,324
1995                     5,839     2,720     3,119
1994                     5,345     2,223     3,122

       At December 31, 1996, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2011, under operating leases for real estate, as follows:
(In thousands)

1997                              $4,077
1998                               3,505
1999                               3,049
2000                               2,751
2001                               2,702
Thereafter                         7,081
----------------------------------------
Total                            $23,165
----------------------------------------

       At December 31, 1996, the Company had letters of credit outstanding aggregating approximately $2,820,000. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.
       The Company is involved in various litigation matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's financial position and results of operations.

17. Quarterly Financial Data (Unaudited)

                       Net     Gross      Net       Per
                     Sales    Profit   Earnings    Share
----------------------------------------------------------
                (In thousands, except per share amounts)
----------------------------------------------------------
1996 Quarter:
First               $174,440 $ 55,900  $ 4,293   $   .33
Second               205,252   66,171    6,102       .46
Third                187,792   60,770    3,534       .27
Fourth               154,321   51,994      729       .06
---------------------------------------------------------
Total               $721,805 $234,835  $14,658   $  1.12
---------------------------------------------------------
1995 Quarter:
First               $159,720 $ 54,199  $ 3,894   $   .30
Second               184,040   60,768    8,301       .63
Third                178,251   54,598    3,127       .24
Fourth               141,474   49,859      810       .06
---------------------------------------------------------
Total               $663,485 $219,424  $16,132   $  1.23
---------------------------------------------------------
       The fourth quarter of 1996 reflects favorable year-end adjustments (defined contribution plan and certain customer allowances) of approximately $4,400,000 ($2,640,000 net of income taxes).
       The fourth quarter of 1995 reflects an improved gross profit percentage, compared to the prior 1995 quarters, primarily due to favorable year-end inventory adjustments of approximately $3,000,000 ($1,800,000 net of income taxes). Conversely, the fourth quarter of 1995 was negatively impacted by a $1,800,000 ($1,080,000 net of income taxes) reserve for expenses related to reorganization of the Company's sales force.

                                  - F13 -


                          PART II (Continued)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

                              PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Information relating to Directors and Executive Officers is set forth in the 1997 Annual Proxy Statement.

ITEM 11.    MANAGEMENT REMUNERATION AND TRANSACTIONS.
     Information relating to Management Remuneration and Transactions is set forth in the 1997 Annual Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 1997 Annual Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 1997 Annual Proxy Statement.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

14.(A)Document List

 (1) Among the responses to this Item14(a)are the following Financial statements.

  Independent Auditors' Report

    Financial Statements:

    Consolidated Balance Sheets -
        December 31, 1996 and 1995

    Consolidated Statements of Earnings - Years Ended
        December 31, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity - Years Ended
        December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows - Years Ended
        December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

 (2) The following financial schedule for the years 1996, 1995 and 1994 is submitted herewith:

    Schedule                                            Page
    II.    Valuation and Qualifying Accounts             22

           Selected Quarterly Financial Data, for the Years Ended December 31, 1996, and 1995, are included herein by reference to Part II, Item 8.

    All other schedules are omitted because they are not required, not
    applicable or    the information is included in the financial statements
    or notes thereto.

 (3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K: See "Exhibit Index" beginning on page 17.

   (B) Reports on Form 8-K

       No reports on Form 8-K were required to be filed for the three months ended December 31, 1996.

                             EXHIBIT INDEX
Exhibit                                                               Reference
Number                                                                  Number

 3.1  By-Laws filed as an Exhibit of Registrant's annual  report on         *
      Form 10-K for the year ended December 31, 1986, is incorporated herein by reference.

 3.2  Restated Certificate of Incorporation, dated July 31, 1990, filed     *
     	as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

 3.3  Restated Articles of Incorporation, dated February 15, 1996, filed    *
     	as an Exhibit of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

 3.4  Restated By-Laws, dated May 23, 1996, filed as Exhibit of the        E-1
      Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1996, is included as Exhibit 3.4 reference number E-1.

 4.1 Registration of Preferred Share Purchase Rights filed on Form 8-A on * February 29, 1996, is incorporated herein by reference.

10.1  Credit Agreement dated March 10, 1989, between the Registrant and     *
      Chemical Bank filed as an Exhibit of Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

10.2  Note Purchase Agreement dated October 15, 1989, between the           *
      Registrant and the American United Life Insurance Company, the
      General American Life Insurance Company, the Jefferson-Pilot
      Life Insurance Company, the Ohio National Life Insurance
      Company, the Crown Insurance Company, the Great-West Life
      Assurance Company, the Guarantee Mutual Life Company, the
      Security Mutual Life Insurance Company of Lincoln, Nebraska, and the Woodmen Accident and Life Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

10.3  Letter Agreement of July 20, 1990, amending the Credit Agreement      *
      between the Registrant and Chemical Bank dated March 10,
      1989, filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

10.4  Letter Agreement of March 4, 1991, amending the Credit Agreement      *
      between the Registrant and Chemical Bank dated March 10, 1989, filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit                                                              Reference
Number                                                                 Number

10.5  Letter Agreement of December 20, 1991, amending the Credit           *
      Agreement between the Registrant and Chemical Bank dated
      March 10, 1989, filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.6  Letter Agreement dated October 30, 1992, amending the Credit         *
      Agreement between the Registrant and Chemical Bank, assigned to NBD Bank, N.A. with amendment dated December 20, 1991, dated
      March 10, 1989, filed as an Exhibit of Registrant's Annual Report
     	on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.7  Note Agreement of November 15, 1992, between the Registrant and      *
      Kemper Investors Life Insurance Company, Federal Kemper Life
      Assurance Company, Lumbermens Mutual Casualty Company,
      Fidelity Life Association, American Motorists Insurance Company, American Manufacturers Mutual Insurance Company, Allstate
      Life Insurance Company, Teachers Insurance & Annuity Association of America, and Phoenix Home Life Mutual Insurance Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the
      year ended December 31, 1992, is incorporated herein by reference.

10.8  Letter Agreement dated December 27, 1993, amending the Credit        *
      Agreement between the Registrant and Chemical Bank, assigned to NBD Bank, N.A. with amendment dated December 20, 1991, dated
      March 10, 1989, filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.9  Employee Stock Ownership Plan and Trust dated January 1, 1989,       *
      filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

10.10 Supplemental Executive Retirement Plan dated August 15, 1994,        *
      filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.11 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc.      *
      is incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (33-58655).

Exhibit                                                             Reference
Number                                                                Number

10.12 Note Purchase Agreement dated December 1, 1995, between             *
      the Registrant and Metropolitan Life Insurance Company, the
      Travelers Insurance Company Connecticut Life Insurance Company,
      CIGNA Property and Casualty Insurance  Company, Life
      Insurance Company of North America and American United Life Insurance Company filed as an Exhibit of Registrant's Annual
     	Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.13 Credit Agreement of May 1, 1996, between the Registrant and       E-2
      Canadian Imperial Bank of Commerce ("CIBC") is included as Exhibit 10.13 reference number E-2.

10.14 Letter Agreement dated September 25, 1996, amending the           E-3
      Note Agreement between the Registrant and Canadian Imperial
      Bank of Commerce ("CIBC") is included as Exhibit 10.14 reference number E-3.

10.15 Letter Agreement of September 30, 1996, amending the              E-4
      Note Agreement between the Registrant and Mutual Life
      Insurance Company, Allstate Life Insurance Company,
      Teachers Insurance and Annuity Association of America, and
      Phoenix Home Life Mutual Insurance Company dated November 15,
     	1992, is included as Exhibit 10.15 reference number E-4.

10.16 Letter Agreement of November 22, 1996, amending the               E-5
      Note Agreement between the Registrant and Mutual Life
      Insurance Company, Allstate Life Insurance Company,
      Teachers Insurance and Annuity Association of America, and
      Phoenix Home Life Mutual Insurance Company with amendment dated September 30, 1996, dated November 15, 1992, is included
     	as Exhibit 10.16 reference number E-5.

10.17 1996 Independent Outside Directors' Stock Option Plan of          E-6
     	Standard Motor Products, Inc. is included as Exhibit 10.17 reference number E-6.

21    List of Subsidiaries of Standard Motor Products, Inc. is
	     included on Page 23.

23    Consent of Independent Auditors KPMG Peat Marwick LLP, is
     	included on Page 24.

27    Financial Data Schedule is included on Page 25

                       * Incorporated by reference.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     STANDARD MOTOR PRODUCTS, INC.
                              (Registrant)

                     Lawrence I. Sills
                     -----------------
                     Lawrence I. Sills, President, Director,
                     Chief Operating Officer

                     Michael J. Bailey
                     -----------------
                     Michael J. Bailey, Vice President Finance,
                     Chief Financial Officer

                     James J. Burke
                     --------------
                     James J. Burke, Corporate Controller

Dated:               New York, New York
                     March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

March 27, 1997        Lawrence I. Sills
    (Dated)           -----------------
                     	Lawrence I. Sills, President, Director,
                     	Chief Operating Officer

March 27, 1997       	Bernard Fife
    (Dated)           ------------
                     	Bernard Fife
                     	Co-Chairman, Director

March 27, 1997       	Nathaniel L. Sills
    (Dated)           ------------------
                     	Nathaniel L. Sills
                     	Co-Chairman, Director

March 27, 1997       	Arthur D. Davis
    (Dated)           ---------------
                     	Arthur D. Davis, Director

March 27, 1997       	Marilyn F. Cragin
    (Dated)           -----------------
                     	Marilyn F. Cragin, Director

March 27, 1997       	Arthur S. Sills
    (Dated)           ---------------
                     	Arthur S. Sills, Director

The Board of Directors and Stockholders
Standard Motor Products, Inc.:


Under date of March 4, 1997, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       KPMG Peat Marwick LLP

New York, New York
March 4, 1997

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts

                 Years ended December 31, 1996, 1995 and 1994

                                                         Additions
                                     Balance at   Charged to     Charged
                                     beginning    costs and      to other                Balance at
Description                          of year      expenses       accounts   Deductions   end of year
----------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Allowance for doubtful accounts    $  3,254,000 $    505,000 $  405,000 $  1,152,000 $  3,012,000
  Allowance for discounts               2,653,000                  23,000      189,000    2,487,000
                                     --------------------------------------------------------------
                                     $  5,907,000 $    505,000 $  428,000 $  1,341,000 $  5,499,000

  Allowance for sales returns        $ 13,446,000 $ 91,861,000 $  189,000 $ 90,435,000 $ 15,061,000

  Allowance for inventory  valuation $ 13,016,000 $  3,046,000 $1,169,000 $  2,947,000 $ 14,284,000


Year ended December 31, 1995:
  Allowance for doubtful accounts    $ 3,547,000  $  2,214,000 $   28,000 $  2,535,000 $  3,254,000
  Allowance for discounts              2,161,000       492,000         --          --     2,653,000
                                     --------------------------------------------------------------
                                     $ 5,708,000  $  2,706,000 $   28,000 $  2,535,000 $  5,907,000

  Allowance for sales returns        $13,815,000  $ 71,536,000 $       -- $ 71,905,000 $ 13,446,000

  Allowance for inventory valuation  $13,956,000  $  2,119,000 $       -- $  3,059,000 $ 13,016,000


Year ended December 31, 1994:
  Allowance for doubtful accounts    $ 3,468,000  $  4,234,000 $  254,000 $  4,409,000 $  3,547,000
  Allowance for discounts              2,068,000        93,000         --           --    2,161,000
                                     --------------------------------------------------------------
                                     $ 5,536,000  $  4,327,000 $  254,000 $  4,409,000 $  5,708,000

  Allowance for sales returns        $11,550,000  $ 65,299,000 $       -- $ 63,034,000 $ 13,815,000

  Allowance for inventory valuation  $11,634,000  $  2,953,000 $       -- $    631,000 $ 13,956,000


                                EXHIBIT 21

                       SUBSIDIARIES OF THE REGISTRANT

                          AS OF FEBRUARY 28, 1997

                                                               Percent
                                           State or           of Voting
                                          Country of         Securities
Name                                     Incorporation          Owned

SMP Motor Products Ltd.                     Canada               100
Marathon Auto Parts and Products, Inc.      New York             100
Motortronics, Inc.                          New York             100
Reno Standard Incorporated                  Nevada               100
Stanric, Inc. (1)                           Delaware             100
Mardevco Credit Corp. (2)                   New York             100
Standard Motor Products (Hong Kong) Limited Hong Kong            100
Industrial & Automotive Associates, Inc.    California           100
Standard Motor Electronics, Ltd.            Israel               100
Four Seasons Europe S.A.R.L.                France               100
SMP Credit Corp.                            Delaware             100

     All of the subsidiaries are included in the consolidated financial statements.

(1)  Mardevco owns 12.7% of Stanric
(2)  Stanric owns 14.9% of Mardevco

                                 EXHIBIT 23


                       Independent Auditors' Consent


To the Board of Directors
Standard Motor Products, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 33-58655) on Form S-8 of Standard Motor Products, Inc. of our reports dated March 4, 1997, relating to the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended December 31, 1996, which reports appear in the December 31, 1996, annual report on Form 10-K of Standard Motor Products, Inc.

                                                         KPMG Peat Marwick LLP

New York, New York
March 28, 1997

--------------------------------------------------------------------------------
                                EXHIBIT E-1

	RESTATED AS OF
	MAY 23, 1996

                             	RESTATED BY-LAWS
	                                   of
                        	STANDARD MOTOR PRODUCTS, INC.

	SECTION 1.	The annual meeting of the stockholders of the
Corporation shall be held at the office of the Corporation in Long Island City, unless the Board of Directors shall have designated for the holding of such meeting in the manner required by statute, some other place within the State of New York, on the last Tuesday in April of each year (unless such day be a legal holiday, then the next succeeding business day) at 2 o'clock in the afternoon, unless the Board of Directors shall have designated another time and date (not later than 30 days after the last Tuesday in April) and there shall have been mailed, not later than the last Tuesday in April, to stockholders, in the manner provided by laws, a notice of such meeting.

	SECTION 2.	Special meetings of the stockholders may be held
upon call of the president, a majority of the number of directors in office or of stockholders holding a majority of the outstanding shares of stock entitled to vote at such meeting.

	SECTION 3.	Notice of the time and place of every meeting of
stockholders shall be given in the manner provided by law.

	SECTION 4.	The holders of as majority of the outstanding
shares of stock of the corporation entitled to vote at any meeting of stockholders must be present in person or by proxy at such meeting to constitute a quorum, less than such quorum, however, having power to adjourn any meeting from time to time without notice.

		The Board of Directors may, before any meeting of stockholders, appoint two inspectors of election to serve at such meeting. If the board fails to make such appointment, or if their appointees or either of them fail to appear at such meeting, the chairman of the meeting may appoint inspectors or an inspector to act at such meeting.

	SECTION 5.	Meetings of stockholders shall be presided over
by the president, or, in his absence, a vice-president, or in the absence of all of them, by a chairman to be elected at the meeting. The secretary or an assistant secretary of the Corporation shall act as secretary at such meeting, if present, and in the absence of all of them, the chairman of the meeting may appoint a secretary.

	SECTION 6.	The stock of the Corporation shall be
transferable or assignable on the books of the Corporation by holders in person or by attorney on surrender of the certificates therefor duly endorsed. Certificates of stock shall be in such form and executed in such manner as may be prescribed by law and the Board of Directors.

	SECTION 7.	The directors shall be elected at the annual
meeting of stockholders or as soon thereafter as practicable by a plurality of the votes at such election, and shall hold office until the next annual meeting of the stockholders and until their successors are elected and qualified.

		The number of directors of the Corporation shall be fixed, from time to time, by resolution adopted by a majority of the total number of directors which the Corporation would have if there were no vacancies, provided that such number may not be less than three.

		If the number of directors be increased by reason of any such resolution fixing the number of directors, the additional director or directors may, unless otherwise required by law, be elected by a majority of the directors in office at the time of the increase, or by the stockholders at a special meeting of stockholders called for that purpose, or, if not so elected prior to the next annual meeting of stockholders, they shall be elected by the stockholders at such annual meeting.

	Directors need not be stockholders of the Corporation. Any and all of the directors may be removed at any time without cause assigned, at any meeting called for that purpose, by the vote of the holders of 75% of each class of the outstanding capital stock of the Corporation then outstanding and entitled to vote on such action. Vacancies caused by such removal may be filled at any annual meeting or at any special meeting called for that purpose by a plurality of votes at such election.

		All vacancies in the Board of Directors not hereinabove provided for may be filled by a majority of the directors then in office.

	SECTION 8.	Meetings of the Board of Directors shall be held
at the times fixed by the board or upon call of the president or a majority of the number of directors in office and may be held at any place within or without the State of New York. The Secretary or other officer performing his duties shall give reasonable notice (which need not in any event exceed two days) of all meetings of directors, provided that a meeting may be held without notice immediately after the annual election and notice need not be given of regular meetings held at times fixed by resolution of the board. Meetings may be held at any time without notice if all the directors are present or if those not present waive notice either before or after the meeting. A majority of the whole board shall constitute a quorum and the act of such a majority of the whole board at any meeting shall be the act of the board. Less than such quorum shall have power to adjourn any meeting from time to time without notice. Any one or more members of the Board of Directors or any committee thereof may participate in a meeting of such board of committee by means of a conference telephone or similar communications equipment allowing al persons participating in the meting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

	SECTION 9.	The Board of Directors may, by resolution passed
by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the Corporation, which, to the extent provided in such resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation, including the power to authorize the seal of the Corporation to be affixed to all papers which may require it. Each such committee shall make its own rules of procedure and shall keep regular minutes of its proceedings and report the same to the board when required. The Board of Directors may, by resolution passed by a majority of the whole board, appoint one of its members chairman of the board. Such chairman shall preside at all meetings of the Board of Directors.

	SECTION 10.	By a Resolution of the Board, Directors may
receive a specified salary or retainer for their services as Directors or as members of a Committee of Directors. In addition, a fixed fee and expenses of attendance may be allowed for attendance at each meeting of the Board of Directors or at a meeting of a Committee of the Board of Directors. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any other capacity as Officer, Agent or otherwise and receiving compensation therefore.

		No contract or other transaction between the Corporation and any other Corporation, and no act of the Corporation shall in any way be affected or invalidated by the fact that any of the Directors of the Corporation are pecuniarily or otherwise interested in, or are directors, officers or stockholders of, such other Corporation; any director individually, or any firm or Corporation of which such director may be a member, director, officer or stockholder or in which such director may have any other interest, may be a party to, and may be pecuniarily or otherwise interested in, any contract or transaction of the Corporation, provided that the fact that he or such firm or Corporation is so interested shall be disclosed or shall have been known to the Board of Directors or a majority thereof; and any director of the Corporation who is also a director, officer or stockholder of such other Corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of the Corporation which shall authorize such contract or transaction, and may vote thereat to authorize such contract or transaction, with like force and effect as if he were not such director or officer of such other Corporation and not so interested.

	SECTION 11.	The Board of Directors, as soon as may be
convenient after the election of directors in each year, shall appoint one of their number president, and shall also appoint a treasurer and a secretary and may, from time to time, appoint one or more vice-presidents and such other officers as they may deem proper. The same person may be appointed to more than one office.

	SECTION 12.	The term of office of all officers shall be
until the next election of directors and until their respective successors are chosen and qualify, but any officer may be removed from office at any time by the Board of Directors. Vacancies in the offices shall be filled by the Board of Directors.

	SECTION 13.	The president shall be the chief executive
officer of the Corporation, shall have general supervision of the affairs of the Corporation and shall report to and be responsible to the Board of Directors and the stockholders.

		The other officers of the Corporation shall have such powers and duties, except as modified by the Board of Directors, as generally pertain to their offices respectively, as well as such powers and duties as from time to time shall be conferred by the board of directors.

	SECTION 14.	Except to the extent expressly prohibited by the
New York Business Corporation Law, the Corporation shall indemnify each person made or threatened to be made a party to, or called as a witness or asked to submit information in, any action or proceeding by reason of the fact that such person or such person's testator or intestate is or was a Director of Officer of the Corporation, or serves or served at the request of the Corporation any other Corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, against judgments, fines, penalties, amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred in connection with such action or proceeding, or any appeal therein, provided that no such indemnification shall be made if a judgment or other final adjudication adverse to such person establishes that his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled, and provided further that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the Corporation has given its prior consent to such settlement or other disposition. In this
Section 14, reference to any action or proceeding includes, without limitation, any pending or threatened action, proceeding, hearing or investigation, whether civil or criminal, whether judicial, administrative or legislative in nature, and whether or not in the nature of a direct or a shareholders' derivative action brought by or on behalf of the Corporation or any other Corporation or enterprise which the Director or Officer of the Corporation serves or has served at the Corporation's request.

		The Corporation shall advance or promptly reimburse upon request any person entitled to indemnification hereunder for all expenses, including attorneys' fees, reasonably incurred in defending any action or proceeding in advance of the final disposition thereof upon receipt of an undertaking by or on behalf of such person to repay such amount if such person is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced or reimbursed exceed the amount to which such person is entitled, provided, however, that such person shall cooperate in good faith with any request by the Corporation that common counsel be utilized by the parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

		The Corporation shall also promptly pay or reimburse such person for all expenses, including fees and expenses of counsel, reasonably incurred by such person in successfully enforcing his or her rights pursuant to this Section 14.

		Noting herein shall limit or affect any right of any person otherwise than hereunder to indemnification or expenses, including attorneys' fees, under any statute, rule, regulation, certificate of incorporation, By-Law, insurance policy, contract or otherwise.

		Anything in these By-Laws to the contrary notwithstanding, no elimination of this Section 14, and no amendment of this Section 14 adversely affecting the right of any person to indemnification or advancement of expenses hereunder shall be effective until the 60th day following notice to such person of such action, and no elimination of or amendment to this Section 14 shall deprive any person of his or her rights hereunder arising out of alleged or actual events or acts occurring prior to such 60th day or actual or alleged failures to act prior to such 60th day.

		The Corporation shall not, except by elimination or amendment of this Section 14 in a manner consistent with the preceding paragraph, take any corporate action or enter into any agreement which prohibits, or otherwise limits the rights of any person to, indemnification in accordance with the provisions of this Section 14.
The indemnification of any person provided by this Section 14 shall continue after such person has ceased to be a Director or Officer of the Corporation and shall inure to the benefit of such person's heirs, executors, administrators and legal representatives.

		The Corporation is authorized to enter into agreements with any of its Directors or Officers extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to this Section 14, it being expressly recognized hereby that all Directors or Officers of the Corporation, by serving as such after the adoption hereof, are acting in reliance hereon and that the Corporation is estopped to contend otherwise.

		In case any provision in this Section 14 shall be determined at any time to be unenforceable in any respect, the other provisions shall not in any way be effected or impaired thereby, and the affected provision shall be given the fullest possible enforcement in the circumstances, it being the intention of the Corporation to afford indemnification and advancement of expenses to its Directors and Officers, acting in such capacities or in the other capacities mentioned herein, to the fullest extent permitted by applicable law.

		For purposes of this Section 14, the Corporation shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his or her duties to the Corporation also impose duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan, and excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered indemnifiable expenses. For purposes of this Section 14, the term "Corporation" shall include any legal successor to the Corporation, including any Corporation which acquires all or substantially all of the assets of the Corporation in one or more transactions.

		A person who has been successful, on the merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in the first paragraph of this Section 14 shall be entitled to indemnification as authorized in such paragraph. Except as provided in the preceding sentence and unless ordered by a court, any indemnification under this Section 14 shall be made by the Corporation if, and only if, authorized in the specific case:

  	(1) By the Board of Directors acting by as quorum consisting of Directors who are not parties to such action or proceeding upon a finding that the
Director or Officer has met the standard of conduct set forth in the first paragraph of this Section 14, or,
			(2)	If such a quorum is not obtainable or, even if obtainable, a quorum of disinterested Directors so directs:
			(a) By the Board of Directors upon the opinion in writing of independent legal counsel that indemnification is proper in the circumstances because the standard of conduct set forth in the first paragraph of this Section
14 has been met by such Director or Officer, or
				(b)	By the shareholders upon a finding that the Director or Officer has met the applicable standard of conduct set forth in such paragraph.

	SECTION 15.	These by-laws may, at any time, be added to, amended or repealed in whole or in part by the affirmative voice of a majority of the number of directors in office given at a duly convened meeting of the board, the notice of which includes notice of such proposed action.  No such notice need be given if all members of the Board of Directors are present at the meeting.

		All By-Laws, including any By-Laws made, amended or repealed by the Directors, shall be subject to amendment, repeat or re-enactment by the stockholders entitled to vote at any annual meeting, or any such meeting called for that purpose.

                             END OF EXHIBIT E-1

--------------------------------------------------------------------------------

                                 EXHIBIT E-2

Greater Toronto West
Commercial Banking Centre
1 City Centre Drive
Suite 200
Mississauga, Ontario
L5B 1M2

                                                  May 1, 1996

Mr. Michael J. Bailey
Vice President Finance &
Chief Financial Officer
Standard Motor Products Inc.
37-18 Northern Blvd.
Long Island City, New York
11101

Dear Mr. Bailey:

	Credit Agreement

	Canadian Imperial Bank of Commerce ("CIBC") is pleased to confirm that subject to the acceptance of Blue Streak-Hygrade Motor Products, Ltd., EIS Brake
Manufacturing, Ltd., and Unimotor, Ltd. or those of wholly owned Canadian subsidiaries (collectively, the "Customer"), CIBC has established in favour of the Customer various credit facilities (each a "Facility") as set out below.
The provisions are as follows:

Facility A  - Operating Facility

Credit Limit

C$5,000,000.

Type &
Availment
& Rate
A 364 day committed credit facility under which the Customer may at its option obtain on a revolving basis the following, subject to the specified rate(s):

(1) Canadian dollar Prime Rate Overdrafts and loans: Prime Rate plus 0.00% per year.

(2) Canadian dollar Bankers' Acceptances (with terms to maturity of 30 to 180 days): Bankers' Acceptance Rate plus Commerce Acceptance Rate ("CAR") minus 0.25% (minimum of 0.75% per annum.) CAR as of the date of this letter is 1.00%.

(3) Canadian dollar, United States dollar Letters of Credit with terms to expiry of not more than 12 months: subject to CIBC's fees and charges. The total amount of Letters of Credit outstanding at any time may not exceed C$500,000.

(4) U.S. dollar US Base Rate Loans and overdrafts: US Base Rate plus 0.00% per year.

(5) U.S.dollar LIBOR Loans each in a minimum amount of US$1,000,000 and in multiples of US$500,000 thereafter: LIBO Rates for 1 to 6 month LIBOR periods plus 0.75% per year.

(6) C$100,000. Corporate Visa Line subject to the Customer signing CIBC's usual documentation.

Purpose
For the Customer's business purposes.

Special
Provisions/
Conditions
Liabilities under this facility are restricted to an overall limit of C$5,000,000 and expected to be as follows:

(1)	C$5,000,000 under the style of EIS Brake Manufacturing, Ltd., Unimotor,
Ltd., or Blue Streak-Hygrade Motor Products, Ltd.


Facility B - Capital Loan

Credit Limit
C$20,000,000.

Type, Availment
& Rate
A 7 year committed credit facility under which the Customer may at its option obtain on a non-revolving basis the following, subject to the specified rate(s):

(1)	Canadian dollar Prime Rate Loans:  Prime Rate plus 0.50% per year.

(2)	Canadian dollar Bankers' Acceptances (with terms to maturity of 30 to 180 days): Bankers' Acceptance Rate plus Commerce Acceptance Rate ("CAR") plus 0.25% per year. CAR as of the date of this letter is 1.00%.

(3)	U.S. dollar US Base Rate Loans:  US Base Rate plus 0.50% per year.

(4)	U.S.dollar LIBOR Loans each in a minimum amount of US$1,000,000 and in multiples of US$500,000 thereafter: LIBO Rates for 1 to 6 month LIBOR periods plus 1.25% per year.

(5)	Upon the request of the Customer, CIBC will, on a best effort basis and subject to any necessary credit approval, arrange interest rate swaps or other hedging techniques to fix interest rates under Facility B.

Purpose
To finance the Capital Expenditures program and expansion of the Customer's Canadian operations and/or those of wholly owned Canadian subsidiaries.

Scheduled Repayment & Maturity.
This Facility will be non-revolving at all times, and may be drawn down only up to December 31, 1996, inclusive at which time CIBC may cancel the undrawn portion of this facility. Interest is payable monthly in arrears. Facility B is repayable in equal annual instalments of principal in accordance with the following schedule:

	drawdown  - 30 Apr 97	 -	Nil	(interest only)
	01 May 97 - 29 Apr 98	 -	Nil	(interest only)

 	      30 Apr 98	 -	C$2,000,000
		      30 Apr 99	 -	C$2,000,000
		      30 Apr 00	 -	C$2,000,000
		      30 Apr 01	 -	C$2,000,000

The remaining balance of C$12,000,000 is due April 30, 2002. (To be further negotiated contingent on firmed up CAPEX plans and the formalized business plan and cash flow projections).


Early Payment Upon Default. If any Event of Default occurs and is continuing, CIBC may cancel this Facility and declare all amounts then outstanding or accrued in connection with this Facility (including all amounts which may be payable as a consequence of such cancellation and declaration) to be immediately due and payable, where upon those amounts shall be immediately due and payable by the Customer to CIBC, without any further requirement and proceed immediately to exercise all or any of CIBC's rights under this Agreement or other rights (whether by operation of law, contract or otherwise).

Special Provisions/
Conditions
Facility B - Capital Loan utilization is expected to be utilized by EIS Brake Manufacturing, Ltd.

Facility C  - Foreign Exchange

Credit Limit
US$500,000.


Type &
Availment
enter into one or more spot, forward, or other foreign exchange rate transactions with CIBC, subject to the Customer signing CIBC's usual foreign exchange documentation. Credit usage will be determined by CIBC based on the Customer's outstanding obligations under such transactions measured in accordance with CIBC's policies and procedures in effect from time to time.

General Provisions

Conditions
Precedent to
Drawdown
Normal conditions precedent are to apply including, without limitation, the following:

(1)	No material adverse change in the condition of the Customer/Guarantor/any subsidiaries or affiliates.

(2)	No Event of Default shall have occurred and is continuing.

(3)	Execution and delivery to CIBC of all required legal documentation reflecting the terms herein.

(4)	Delivery of satisfactory legal opinions.

(5)	Satisfactory review of the Canadian operations by CIBC's environment specialist.

Special
Provisions/
Conditions
Current Ratio. The Customer will ensure the ratio, determined on a combined basis, of its current assets to its current liabilities is not at any time less than 1.5:1.

Minimum Shareholders' Equity. The Customer will ensure the total, determined on a combined basis, of (A) its shareholders' equity less the value of its intangible assets plus (B) such subordinated debt is not at any time less than C$10,000,000.

(Note: For the purposes of this calculation inter-company advances will be included as equity.)


Negative Pledge. The Customer will ensure that there is no Lien upon or with respect of any present or future assets of the Customer and that there is no assignment by the Customer of any right to income, other than:

(a)	a purchase money Lien to secure in the ordinary course of business the purchase price of such an asset or to secure debt incurred solely for the purpose of financing the acquisition of such an asset;

(b)	a Lien existing on any such asset at the time of its acquisition;

(c)	a renewal or replacement Lien for debt secured by a Lien referred to in clause (a) or (b) above up to the principal amount outstanding with respect to that Lien at the time of renewal or replacement; or

(d)	a Lien incurred or arising by operation of law or in the ordinary course of business or incidentally as a consequence of the ownership of any such asset
(but in any case not in connection with the borrowing of money or the obtaining of advances or credit),and which does not (taken in the total with all other
Liens of the nature of kind described in this clause(d)) materially detract from the value of any such asset or materially impair the use of that asset in the operation of its business;

where "Lien" upon or in respect of an asset means a mortgage, lien, charge, security interest or encumbrance in respect of that asset, whether fixed or floating, real or personal or mixed or tangible or intangible or a pledge or hypothecation of that asset or a conditional sale agreement or other title retention agreement or equipment trust or capital lease obligation relating to that asset.

Increased Costs, Losses, Forgone Return, Etc. If CIBC determines that any new legal requirement or official regulatory directive or request (including, without limitation, that calling for new or increased reserves, special deposits, tax, capital or other allocation, but excluding that solely imposing increased tax on CIBC's general income) has or will have the direct or indirect effect of:

(a)	increasing the cost to CIBC of maintaining any commitment or performing any obligation under this Agreement;

(b)	reducing any amount received or receivable by CIBC or its effective return in connection with this Agreement or on its capital; or

(c)	causing CIBC to make any payment or to forgo any return based on any amount received or receivable by CIBC in connection with this Agreement;

then the Customer will pay to CIBC on demand such additional amount or amounts as shall compensate CIBC for any such cost,reduction, payment or forgone return. Any certificate of CIBC as to any such compensation shall, except for demonstrable error, be conclusive and binding upon the Customer. In determining such compensation, CIBC may use any commercially reasonable method of averaging and attribution that it considers applicable.

Confidentiality Clause. The Customer acknowledges and agrees that the terms and conditions recited herein are confidential between the Customer and the CIBC. The Customer agrees not to disclose the information contained herein to a third party without the expressed consent of CIBC.

Cross default. This credit will have benefit of cross-default to the credit facilities of the Guarantor with terms and conditions no less rigorous than those contained in the Guarantor's credit agreement.

Assignment
CIBC reserves the right to syndicate, participate, sell or assign its rights, benefits and obligations under the Credit Facility in whole or in part to one or more persons with the consent of the Customer and Guarantor, such consent not to be unreasonably withheld or delayed. The Customer and Guarantor agree to enter into such amended and/or further documentation at the expense of CIBC (including but not limited to a formal Credit Agreement) as requested by CIBC in connection with any such assignment.

Security
A Guarantee and specific Postponement of Claim from Standard Motor Products Inc. in an amount that is unlimited and supported by a negative pledge agreement, a notification provision in the event of default under the US revolving credit agreements, a Director's Resolution and Letter of Opinion from the guarantor's external legal counsel in form satisfactory to CIBC counsel. The Guarantee is also to include the provisions of Schedule 'A' attached with the specific language to be prepared by external counsel.

Reporting
Requirements
The Customer, on both an individual and combined basis will provide to CIBC:

(1)	Within 45 days of each fiscal quarter, Financial Statements for that quarter on an unaudited basis.

(2)	Within 120 days of each fiscal year-end, Financial Statements for that year-end on an audited basis.

(3)	Within 60 days of each fiscal year-end, an annual budget, or update as applicable, for the next fiscal year along with a corporate 3 year business plan/projection or appropriate successor document.

Structuring Fee
A non-refundable fee of $25,000 is to be paid to CIBC in accordance with the following schedule.

(1)	$10,000 payable upon acceptance of this terms letter;

(2)	the balance of $15,000 payable upon closing of the transaction.


Administration
Fee
C$100/month

Standby Fee
The Customer will, on the last day of each calendar month, pay to CIBC a standby fee of 0.125% per year on Facilities A and B, computed on the unused portion of these Facilities calculated daily in arrears for the actual number of days elapsed from the date of the Customer's signing of this Agreement.
The Customer may permanently cancel any unused portion of either of these Facilities without penalty on not less than 5 business days' written notice to CIBC and upon payment of all accrued standby fees to the effective date of cancellation.

Legal Fees
All legal fees including out of pocket expenses and disbursements incurred by CIBC in connection with the preparation, negotiation or enforcement of this Agreement are for the account of the Customer.

Default Interest
Rate
Prime plus 2.00% per year; US Base rate plus 2.00% per year; Commerce Acceptance Rate plus 1.75% per year; LIBOR plus 2.75% per year.

Other Standard Provisions
The provisions in the attached Schedule - Standard Credit Provisions -
Form 6326 form part of this Agreement. Section 1.9, Insurance ofthis Schedule was modified as follows:

    Delete the second and third sentence "At CIBC's request, all policies will contain a loss payable clause and, if that property includes real property, a mortgagee clause in CIBC's favour. In any event, the Customer assigns all proceeds of insurance to CIBC ."

    Modity the last sentence to read "The Customer will promptly give CIBC written notice of any material loss or damage to that property."







Next Scheduled Review Date
July 31, 1997


	Please indicate acceptance by returning a signed copy of this Agreement. If CIBC does not receive that copy by May 31, 1996, then this offer of financing will expire.


							Yours truly,
							Canadian Imperial Bank of Commerce




	by:___________________________________
							Jake Crough
							Authorized Officer

Acknowledgement. The undersigned acknowledges that the Customer has received a copy of this Credit Agreement (which includes the attached schedule(s) referred to above).
Accepted

Blue Streak-Hygrade Motor Products, Ltd.


by:		____________________________________

			Name:__________________________

			Title:__________________________

by:		____________________________________

			Name:__________________________

			Title:__________________________










EIS Brake Manufacturing, Ltd.


by:		____________________________________

			Name:__________________________

			Title:__________________________

by:		____________________________________

			Name:__________________________

			Title:__________________________


Unimotor, Ltd.


by:		____________________________________

			Name:__________________________

			Title:__________________________

by:		____________________________________

			Name:__________________________

			Title:__________________________


	SCHEDULE "A"

Special Provisions/Conditions:

	Working Capital. The Guarantor will maintain, at all times, consolidated working capital of not less than US$105,000,000.
Working Capital defined as Current Assets less Current Liabilities, determined in accordance with generally accepted accounting principles.

	Fixed Charge Ratio. The Guarantor will not permit as of the end of any fiscal quarter the ratio of Consolidated Operating Cash Flow for any four of the six immediately preceding fiscal quarters to Fixed
Charges for such quarters to be less than 1.75:1.  Consolidated
Operating Cash Flow for any period defined as the sum of (i)
Consolidated Net Income for such period, (ii) all provisions for federal, state and other income taxes made by the Guarantor and its Subsidiaries for such period, (iii) Interest Charges for such period and (iv) depreciation and amortization expense for such period.
Fixed Charges for any period defined as the sum of Interest Charges and Rentals of the Guarantor and its Subsidiaries accrued for such period.

	Rentals defined as of the date of any determination thereof, all fixed payments (including all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by the Guarantor or a Subsidiary, as lessee of sublessee under a lease (other than a Capitalized Lease), of real or personal property, having a remaining unexpired term as at such date (including the original term and any term renewals or extensions available at the lessee's sole option) in excess of three (3) years, but exclusive of any amounts required to be paid by the Guarantor or a Subsidiary (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes, assessments, amortization and similar charges. Fixed rents under any so-called "percentage leases" shall be computed on the basis of the minimum rents, if any, required to be paid by the lessee, regardless of sales volume or gross revenues.

	Capitalized Lease defined as any lease the obligation for Rentals with respect to which, in accordance with generally accepted accounting principles, would be required to be capitalized on a balance sheet of the lessee or for which the amount of the asset and liability thereunder, as if so capitalized, would be required to be disclosed in a note to such balance sheet.

	Consolidated Net Income for any period defined as, the consolidated net income (or net loss) of the Guarantor and its Subsidiaries determined in accordance with generally accepted accounting principles, but excluding therefrom:

		(i)	the net income of any Person (other than a Subsidiary)
in which the Guarantor or a Subsidiary has an equity interest, except to the extent that such income has been distributed and received by the Guarantor or a Subsidiary in the form of cash or other property (valued at the fair market value thereof at the time of distribution as determined by the Guarantor's independent public accountants), or the net loss of any Person (other than a Subsidiary) in which the Guarantor or a Subsidiary has an equity interest,

	(ii)	the net income or net loss of any Subsidiary for any period prior to the date it becomes a Subsidiary,

	(iii)	any gain or loss (net of any tax effect) resulting from the
reappraisal reevaluation or write-up of assets subsequent to the Initial Closing Date,

	(iv)	any extraordinary gain or loss (including, without limitation, capital gains or losses in aggregate amounts exceeding One Hundred
Thousand Dollars ($100,000) in any one fiscal year, and extraordinary charges or credits),

	(v)	proceeds of any life insurance policy,

	(vi)	net income of a Subsidiary which for any reason cannot be distributed as a dividend to the Guarantor or any Subsidiary,

	(vii)	gain arising from the acquisition of debt securities for a cost less than the principal amount thereof plus accrued interest,

	(viii)	any amounts paid or payable in any currency that at the time of determination is not fully convertible into United States dollars,

	(ix)	net earnings of any successor or transferee corporation of the
Guarantor accrued prior to consummation of the transaction that resulted in such Person being such successor or transferee, and

	(x)	any deferred credit (or amortization of a deferred credit) arising from the acquisition by the Guarantor of any Person.

Consolidated Funded Debt/Capitalization Ratio. The Guarantor will ensure the ratio, determined on a consolidated basis of its funded debt shall not exceed 60% of its Consolidated Capitalization. Consolidated Funded Debt defined as the aggregate amount of Funded Debt of the Guarantor and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles. Funded Debt defined as all indebtedness of the Guarantor and its Subsidiaries which by its terms matures more than one year from the date of creation thereof, excluding any portion thereof payable within one year and any portion thereof outstanding pursuant to a revolving credit or similar agreement that obligates the lender or lenders thereunder to extend credit over a period of more than one year. Consolidated Capitalization defined as the sum of Consolidated Funded Debt and Consolidated Net Worth. Consolidated Net Worth defined as the consolidated stockholders equity of the Guarantor and its Subsidiaries determined in accordance with generally accepted accounting principles.

	Ownership. The Guarantor will maintain its 100% ownership interest in the Customer.

 Cross Default. The facilities will have the benefit of cross-default to credit facilities of the Guarantor, with terms and conditions contained therein deemed to be contained herein. The Guarantor undertakes to notify CIBC of any default under its credit facilities within 5 days of receipt of notification of default from any of its lenders.

	Credit Maintenance. The Guarantor will maintain its credit facilities on an unsecured basis. To the extent that the Guarantor grants a security interest over any assets to any other lender, CIBC will be provided with an equal ranking security interest in such assets and will be entitled to share in the proceeds thereof.

Reporting Requirements:

	(1)	Within 45 days of each fiscal quarter, Financial Statements
and 10-Q for that quarter on an unaudited basis.

	(2)	Within 120 days of each fiscal year-end, Financial
Statements, Annual Report and 10-K for that year-end on an audited basis.

	(3)	Within 60 days of each fiscal year-end, an annual budget, or update as applicable, for the next fiscal year along with a corporate 3 year business plan/projection or appropriate successor document.

CIBCLOAN

                         END OF EXHIBIT E-2
--------------------------------------------------------------------------------

                            EXHIBIT E-3


        Greater Toronto West
        Commercial Banking Centre
        1 City Centre Drive
        Suite 200
        Mississauga, Ontario
        L5B 1M2



September 24, 1996


Mr. Michael J. Bailey
Vice President Finance &
Chief Financial Officer
Standard Motor Products Inc.
37-18 Northern Blvd.
Long Island City, New York
11101

Dear Mr. Bailey


	AMENDMENT NO. 1  to the Credit Agreement dated  May 1, 1996, between Canadian
Imperial Bank of Commerce ("CIBC") and Standard Motor Products Inc.  (the
"Customer").

Amendments.	The Agreement is amended as follows:

Facility B - Capital Loan -  Credit Limit    C$20,000,000.

Scheduled Repayment 	From Drawdown   -  	August 29, 1998
Nil
(interest only)
& Maturity

   August 30, 1998 -  C$2,000,000
   August 30, 1999 -  C$2,000,000
   August 30, 2000 -  C$2,000,000
   August 30, 2001 -  C$2,000,000

The remaining balance of C$12,000,000 is due August 30, 2002.

Other Matters.	(1)	Except as revised by this Amendment, the
Agreement remains in full force and effect, unmodified and unrevoked.

			(2)	This Amendment is governed by the law of the
Province of Ontario.

			(3)	The term "the Agreement" means the Credit
Agreement referred to above, as it may have been amended up to the date of this Amendment.

ACCEPTANCE OF THIS AMENDMENT: By each of the Customer and CIBC through respective authorized officer(s) or representative(s) signing below and returning a signed copy of this document to the other, the Customer and CIBC agree to revise the Agreement in accordance with the provisions set out above under Amendments and Other Matters, and on any attached page(s) or schedule(s), as of the following date:



Dated as of: ________________________________1996.



For						                           For
Canadian Imperial Bank of Commerce  Standard Motor Products Inc.

by:______________________________	by:_________________________________

name:____________________________	name:_______________________________

title:___________________________title:_______________________________


STANDARD.A96

                             END OF EXHIBIT E-3
--------------------------------------------------------------------------------

                                EXHIBIT E-4

LIMITED WAIVER AND FIRST AMENDMENT TO NOTE AGREEMENT

This Limited Waiver and First Amendment to Note Agreement (this "Agreement") is entered into as of the 30th day of September, 1996, between STANDARD MOTOR PRODUCTS, INC., a New York corporation (the "Company"), having its principal place of business at 37-18 Northern Boulevard, Long Island City, New York, New York 11101, and PRINCIPAL MUTUAL LIFE INSURANCE COMPANY, having its home office and principal mailing address at 711 High Street, Des Moines, IA 50392, Attn:
Investment Securities Department; ALLSTATE LIFE INSURANCE COMPANY, having its home office and pricipal mailing address at 3075 Sanders Road, Suite G3A, Northbrook, IL 60062, Attn: Private Placements Department; TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, having its home office and pricipal mailing address at 730 Third Avenue, New York, NY 10017, Attn: Private Placements Department; and PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY, having its home office and principal mailing address at One American Row, Hartford, CT 06115,
Attn: Private Placements Division (collectively, the "Noteholders").

RECITALS

The Company entered into a Note Agreement, dated as of November 15, 1992, (the "Note Agreement"), pursuant to which the Company issued $65,000,000 original aggregate principal amount of 7.89% Senior Notes due December 15, 2002 to the Purchasers listed on Schedule 1 of the Note Agreement (the "Notes").

The Company has requested, and Allstate has agreed that the Note Agreement be amended in certain particulars and that certain Events of Default be waived as set forth in this Agreement in return for a fee of 25 basis points to be paid to Allstate on or prior to the closing of this Agreement.

Capitalized terms used but not defined herein shall have the meaning set forth in the Note Agreement.

NOW THEREFORE, in consideration of the premises set forth above and in consideration of the mutual covenants and conditions herein continued and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1.	Recitals Incorporated.

	The Recitals set forth above are incorporated herein by reference.

2.	Limited Waiver of Existing Defaults.

	2.1	Allstate agrees that it will not take any action or exercise any rights that it may have against the Company under the Note
Agreement or the Notes, or given to them by law, based upon the Company's default under Section 7.2 of the Note Agreement
(Maintenance of Leverage Ratio) for the fiscal quarter ended
September 30, 1996.

	2.2	The parties hereto acknowledge that the limited waiver by the
Allstate set forth in paragraph 2.1, above, shall apply only to the period of time as set forth in said paragraph. Allstate hereby specifically retains any and all rights that it may have to take any and all actions available to it under the Note Agreement or the Notes, or given to it by at law or equity, to enforce its rights against the Company for any Default or Event of Default not expressly waived in paragraph 2.1, above.

3.	Amendment to Note Agreement

	3.1	Section 7.1 shall be deleted in its entirety and the following inserted in lieu thereof:

		"Tangible Net Worth. The Company will not permit its Consolidated Tangible Net Worth to be less than $150,000,000 at any time."

	3.2	Section 7.2 shall be deleted in its entirety and the following inserted in lieu thereof:

		"Consolidated Debt. The Company will not permit Consolidated Debt to exceed 65% of Consolidated Capitalization at any time on or after October 1, 1996, up to and including December 31, 1997 or to exceed 60% of Consolidated Capitalization at any time thereafter."

	3.3	Section 7.4 shall be deleted in its entirety and the following inserted in lieu thereof:

		"Fixed Charge Ratio. The Company will not permit as of the end of any fiscal quarter the ratio of Consolidated Operating Cash flow for any period of four consecutive immediately preceding fiscal quarters to Fixed Charges for such quarters to be less than 1.75 to
1.00 for quarters ending after September 30, 1996

4.	Representations of the Company.

	4.1	After giving effect to the Limited waiver set forth in paragraph
2.1 above, as of the date of this Agreement, no Default or Event of Default under the Notes or the Note Agreement, or under any other agreement to which the Company is subject, exists or is continuing.

	4.2	The representations and warranties of the Company referred to in
Section 3 of the Note Agreement are true and correct and complete in all material respects as if made on the date hereof, except as to those representations and warranties made as of a specific date which are true and correct and materially complete as of such date.

	4.3	No dissolution proceedings with respect to the Company have been commenced or are contemplated, and there has been no material adverse change in the business, condition or operations (financial or otherwise) of the Company as a whole since June 30, 1996.

	4.4	This Agreement has been duly authorized, executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company.

5.	Amendment Fee.

In consideration of Allstate's agreement to the waiver and amendments set forth in this Agreement, the Company agrees to pay Allstate an amendment fee of 25 basis points to be calculated based on the current outstanding principal amount of the Notes (the "Amendment Fee"). The Company agrees to pay the Amendment Fee on or prior to the closing date of this Agreement by wire transfer to Allstate's account as set forth in the wiring instructions provided in Annex 1 attached hereto.

6.	Miscellaneous.

	6.1	Except as expressly set forth in this Agreement, the terms of this
Agreement shall not operate as a waiver by Allstate of any of the provisions of, or otherwise prejudice, remedies or powers under the Note Agreement, the Notes or applicable law and shall not operate as a waiver of or otherwise prejudice any rights it may have against any other person. Except as expressly set forth in this Agreement, none of the terms or provisions of either the Note
Agreement or the Notes shall be deemed to be modified hereby, and each of the Note Agreement and the Notes, as modified herein, shall continue in full force and effect.

	6.2	All headings and captions preceding the test of the several
sections of this Agreement are intended solely for convenience of reference and shall not constitute a part of this Agreement, nor shall they affect its meaning, construction or effect.

	6.3	This Agreement embodies the entire agreement and understanding among the Company and the Noteholders with regard to the matters set forth herein, and supersedes all prior agreements and undertakings relating to such matters.

	6.4	This Agreement shall be governed by, and enforced in accordance with the laws of the State of Illinois.

	6.5	This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their authorized officers as of the date first written above.

STANDARD MOTOR PRODUCTS, INC.




By:____________________________________
Title:		Treasurer
Name:		David Kerner





ALLSTATE LIFE INSURANCE COMPANY




By:____________________________________

By:____________________________________
	Its Authorized Signatories


                             END OF EXHIBIT E-4
--------------------------------------------------------------------------------

                                EXHIBIT E-5

WAIVER2

LIMITED WAIVER AND SECOND AMENDMENT TO NOTE AGREEMENT

This Limited Waiver and Second Amendment to Note Agreement (this "Agreement") is entered into as of the 22nd day of November, 1996, between STANDARD MOTOR PRODUCTS, INC., a New York corporation (the "Company"), having its principal place of business at 37-18 Northern Boulevard, Long Island City, New York, New York 11101, and PRINCIPAL MUTUAL LIFE INSURANCE COMPANY, having its home office and principal mailing address at 711 High Street, Des Moines, IA 50392, Attn:
Investment Securities Department; ALLSTATE LIFE INSURANCE COMPANY, having its home office and principal mailing address at 3075 Sanders Road, Suite G3A, Northbrook, IL 60062, Attn: Private Placements Department; TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, having its home office and principal mailing address at 730 Third Avenue, New York, NY 10017, Attn: Private Placement Department; and PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY, having its home office and principal mailing address at One American Row, Hartford, CT 06115, Attn: Private Placements Division (collectively, the "Noteholders").

RECITALS

The Company entered into a Note Agreement, dated as of November 15, 1992, as amended by Limited Waiver and First Amendment dated September 30, 1996 (the "Note Agreement"), pursuant to which the Company issued $65,000,000 original aggregate principal amount of 7.85% Senior Notes due December 15, 2002 (the "Notes").

The Company has informed the Noteholders that on July 3, 1996, the Company acquired a 73.42% voting interest in Intermotor Holdings Limited ("Intermotor"), a United Kingdom company. Said acquisition violates Section
7.10 of the Note Agreement in that it caused the $15,000,000 limitation in clause (x) of the definition of the term "permitted Investments" contained in
Section 5.1 to be exceeded. The Company has requested that the Noteholders waive any default arising from the Company's acquisition of Intermotor and amend the Note Agreement to include Intermotor within the definition of Restricted Subsidiary.

Capitalized terms used but not defined herein shall have the meaning set forth in the Note Agreement.

NOW THEREFORE, in consideration of the premises set forth above and in consideration of the mutual covenants and conditions herein continued and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:


1.	Recitals Incorporated.

	The Recitals set forth above are incorporated hereby by reference.

2.	Limited Waiver of Existing Defaults.

	2.1	The Noteholders agree that they will not take any action or
exercise any rights that
		they may have against the Company under the Note Agreement or the
Notes, or given
		to them by law, based upon the Company's default under Section 7.10 of the Note
		Agreement (Permitted Investments) for the period July 3, 1996 through the date of this
		Agreement.

	2.2	The parties hereto acknowledge that the limited waiver by the
Noteholders set forth in
		paragraph 2.1, above, shall apply only to the period of time as set forth therein.  The
		Noteholders hereby specifically retain any and all rights that they may have to take any
		 and all actions available to them under the Note Agreement or the
Notes, or given to
		them at law or in equity, to enforce their rights against the
Company for any Default or 		Event of Default not expressly waived in
paragraph 2.1, above.

3.	Amendment to Note Agreement

	The definition of "Restricted Subsidiary" in Section 5.1 shall be modified by adding the
	following new language at the end of the definition:

"The foregoing notwithstanding, Intermotor Holding Ltd., a
United Kingdom corporation, shall be a Restricted Subsidiary, provided that the Company shall at all times own not less than 73% of Intermotor Holdings Limited."

4.	Representations of the Company.

	4.1	After giving effect to the Limited Waiver and First Amendment to
Note Agreement entered into as of the 30th day of September, 1996, between the Company and the Noteholders and, after giving effect to this Agreement, as of the date of this Agreement, no Default or Event of Default under the Notes or the Note Agreement, or under any other agreement to which the Company is subject, exists or is continuing.

	4.2	The representations and warranties of the Company referred to in
Section 3 of the Note Agreement are true and correct and complete in all material respects as if made on the date hereof, except as to those representations and warranties made as of a specific date which are true and correct and materially complete as of such date.

	4.3	No dissolution proceedings with respect to the Company have been commenced or are contemplated, and there has been no material adverse change in the business, condition or operations (financial or otherwise) of the Company as a whole since June 30, 1996.

	4.4	This Agreement has been duly authorized, executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company.

5.	Miscellaneous.

	5.1	Except as expressly set forth in this Agreement, the terms of this
Agreement shall not operate as a waiver by the Noteholders of any of the provisions of, or otherwise prejudice, remedies or powers under the Note Agreement, the Notes or applicable law and shall not operate as a waiver of or otherwise prejudice any rights it may have against any other person. Except as expressly set forth in this Agreement, none of the terms or provisions of either the Note
Agreement or the Notes shall be deemed to be modified hereby, and each of the Note Agreement and the Notes, as modified herein, shall continue in full force and effect.

	5.2	All headings and captions preceding the test of the several
sections of this Agreement are intended solely for convenience of reference and shall not constitute a part of this Agreement, nor shall they affect its meaning, construction or effect.

	5.3	This Agreement embodies the entire agreement and understanding among the Company and the Noteholders with regard to the matters set forth herein, and supersedes all prior agreements and undertakings relating to such matters.

	5.4	This Agreement shall be governed by, and enforced in accordance with the laws of the State of Illinois.

	5.5	This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

	5.6	This Agreement shall not be or become effective under the
conditions set forth in Section 9 of the Note Agreement shall first have been satisfied.

WAIVER2

                           END OF EXHIBIT E-5
--------------------------------------------------------------------------------

                              EXHIBIT E-6


STANDARD MOTOR PRODUCTS, INC.

INDEPENDENT DIRECTORS' STOCK
OPTION PLAN

	1.	Purpose.  The purpose of the Standard Motor Products, Inc.
Independent Directors' Stock Option Plan (the "Plan") is to secure for Standard Motor Products, Inc., a New York Corporation, (the "Company") and its stockholders the benefits of the incentive inherent in increased common stock ownership by the members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries.

	2.	Definitions.  When used in this Plan, unless the context
otherwise requires:

		(a)	"Board of Directors" or "Board" shall mean the Board
of Directors of the Company, as constituted from time to time, and as elected at the Company's annual shareholder's meeting.

		(b)	"Chief Executive Officer" shall mean the persons who
at the time shall be Chief Executive Officer or Co-Chief Executive
Officers of the Company.

		(c)	"Code" means the Internal Revenue Code of 1986, as
amended.

		(d)	"Fair Market Value" of a Share at any particular time
shall mean with respect to common stock , the average of the high and low sale prices per share of the Company's common stock on the New York
Stock Exchange on the date prior to the date of a grant.

		(e)	"Officer Committee" means a committee of officers of
the Company, as designated by the Board, who may be authorized to administer the Plan pursuant to Section 3.

		(f)	"Option" shall mean a non-qualified option issued
pursuant to the Plan.

		(g)	"Plan" shall mean this Standard Motor Products, Inc.
Independent Directors' Stock Option Plan adopted by the Board of
Directors at its meeting held on March 20, 1996, as such Plan from time to time may be amended.

		(h)	"Share" shall mean a share of the Company's common
stock, par value $2. per share.

	3.	Administration.  The Plan shall be administered by the
Board; provided, however, that at all times, a minority of the members of the Board shall be ineligible to receive Options under the Plan. In the event that a majority of the members of the Board become eligible to receive Options under the Plan, the Board shall delegate the administration of the Plan to the Officer Committee. The Officer Committee shall consist of at least three members, all of whom shall be officers of the Company. The Board or the Officer Committee, as the case may be, shall have all the powers vested in it by the terms of the Plan, such powers to include authority (within the limitations described herein) to prescribe the form of the agreement embodying awards of options made under the Plan.

The Board or Officer Committee shall, subject to the provisions of the Plan, grant Options under the Plan and shall have the power to construe the Plan, to determine all questions arising thereunder and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable. Any decision of the Board or Officer Committee in the administration of the Plan, as described herein, shall be final and conclusive. The Board or Officer Committee may act only by a majority of its members in office, except that the members thereof may authorize any one or more of their number or the Secretary or any other officer of the Company to execute and deliver documents on behalf of the Board or Officer Committee. No member of the Board or Officer Committee shall be liable for anything done or omitted to be done by such member or by any other member of the Board or Officer Committee in connection with the Plan, except for such member's own willful misconduct or as expressly provided by statute.

	4.	Eligibility.  Each member of the Board who is (i) not an
employee of the Company or any subsidiary, and (ii) not a blood relation of any member of the Board who is a controlling shareholder of the Company (an "Independent Director") shall be eligible to receive an Option in accordance with Section 5 below. The adoption of this Plan shall not be deemed to give any director any right to be granted an option to purchase Shares of the Company, except to the extent and upon such terms and conditions as may be determined by the Board or Officer Committee.

	5.	Grant of Options. The Shares which may be issued under the
Plan will be common stock (par value $2. per share). Each year, as of the date of the annual meeting of the shareholders of the Company (or at such other time as designated by the Board or Officer Committee), each Independent Director who has been elected or reelected, shall receive an Option for an amount of Shares as determined by the Board or Officer Committee, provided however, that the maximum amount of Shares that shall be issued under the Plan shall not exceed 50,000 Shares. The
Shares to be issued may be either Treasury Shares or authorized but unissued Shares. Option grants under the Plan will be non-qualified options.

	A Certificate of Option or Option Agreement, in the form determined by the Board or Officer Committee and signed by the Chairman of the Board or Officer Committee, the President or the Chief Financial Officer of the Company, attested by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Company, and having the seal of the Company affixed hereto, shall be delivered to each person to whom an Option is granted. Each Certificate of Option or Option Agreement shall bear a legend indicating its status as an non-qualified option, and shall contain the terms designated by the Board or Officer Committee pursuant to the Plan and such other terms and conditions, not inconsistent with the Plan, as the Board or Officer Committee deems necessary or appropriate.

	6.	Price.  The purchase price per share for the Shares to be
purchased pursuant to the exercise of any Option (the "Share Price") shall be equal to 100% of the Fair Market Value of a Share on the date immediately preceding the day such Option is granted. Except as otherwise permitted below, payment for the number of Shares to be exercised (the Share price times the number of Shares, the "Exercise Price") pursuant to the exercise of an Option shall be made in full at the time of the exercise of the Option, either in cash, or by certified check payable to the order of the Company. In addition, the Option shall provide that the Exercise Price may be satisfied, in whole or in part through the surrender of previously acquired Shares of the Company at their fair market value on the exercise date or through other financial arrangements made with a stock broker.

	7.	Exercise of Options.  Except as otherwise provided herein,
an Option, after the grant thereof, shall be exercisable by the holder at such rate and times as may be fixed by the Board or Officer
Committee, but not sooner than approval of the Plan by stockholders of the Company as provided in Section 14 hereof. Notwithstanding anything to the contrary, no Option may be exercised until the first anniversary of the date upon which the Option was granted.

	An Option shall be exercised by the delivery to the Company of a Certificate of Option or Option Agreement duly signed by the holder thereof and by full payment of the Exercise Price for the Shares to be purchased pursuant to such exercise. Such deliveries shall be made to the officer of the Company appointed by the Chairman of the Board or Officer Committee or such other designated person for the purpose of receiving the same.

	Within a reasonable time after exercise of an Option, the Company shall cause to be delivered to the person entitled thereto a certificate for the Shares purchased pursuant to exercise of the Option. All such Shares and certificates shall be issued in the name of the person who is entitled at the time to exercise the Option or, if such person is the original holder and so elects, in the name of such person and his or her spouse as joint tenants with right of survivorship. If the Option shall have been exercised with respect to less than all of the Shares subject thereto, then the Company shall also cause to be delivered to the person entitled thereto a new Certificate of Option or Option Agreement in replacement of the certificate or agreement surrendered at the time of the exercise, indicating the number of Shares with respect to which the Option remains available for exercise, or else the original certificate or agreement shall be marked to give effect to the partial exercise thereof.

	8.	Duration of Options.  Except as provided below, each Option
granted under the Plan shall provide that it may not be exercised after ten years from the date upon which the Option was granted, or such lesser period as determined by the Board or Officer Committee in its discretion.

	9.	Non-Transferability of Options.  Options shall not be
transferable by the holder thereof, otherwise than by will or the laws of descent and distribution to the extent provided in Section 12 hereof. Options may be exercised or surrendered during the holder's lifetime only by the holder thereof, provided, however, that in the event that an Option holder becomes legally incapacitated and a representative or committee is appointed to act on his or her behalf, such representative or committee may exercise any Options that are held by the incapacitated Option holder to the same extent as the holder could have had he or she not suffered such incapacity.

	10.	Termination of Independent Director Relationship.  If an
Option holder shall cease to be an Independent Director for any reason other than death, while holding an Option that has not expired and has not been fully exercised, such person shall have until the end of the 90th calendar day following the date he ceases to be such an Independent Director, and no longer, to exercise any unexercised portion of such Option that he or she could have exercised on the day on which such person ceased to be an Independent Director.

	If an Option holder shall cease to be an Independent Director by reason of death, while holding an Option that has not expired and has not been fully exercised, such person's executors, administrators or distributees, as the case may be, may, at any time within 120 calendar days after the date of death (but in no event after the Option has expired under Section 8 above), exercise the Option with respect to any Shares as to which the decedent could have exercised at the time of death.

	11.	Adjustment of Shares.  If prior to the complete exercise of
any Option there shall be declared and paid a stock dividend upon the Shares or if the Shares shall be split up, converted, exchanged, reclassified, combined or in any way substituted for, the Option to the extent that it has not been exercised, shall entitle the holder, upon the future exercise of the Option, to purchase such number and kind of securities or other property subject to the terms of the Option which he or she would have been entitled to receive had he or she actually owned the Shares subject to the unexercised portion of the Option at the time of the occurrence of such event; and the aggregate Option Price payable upon the future exercise of the Option stall be the same as if the original Shares were being purchased thereunder. Any fractional Shares or other securities which may be issuable upon the exercise of the Option as a result of such adjustment shall be payable in cash based upon the Fair Market Value of such Shares or other securities as of the time of such exercise. If any such event should occur, the number of Shares with respect to which Options remain to be granted, or with respect to which Options may again be granted, shall be similarly adjusted.

	If the Board of Directors approves or authorizes the dissolution or liquidation of the Company, or the reorganization, merger or consolidation of the Company with one or more corporations as a result of which either the Company will become a wholly-owned subsidiary of another corporation or neither the Company nor a subsidiary is the surviving corporation, or the sale of all or substantially all of the assets of the Company other than to a subsidiary, or if a tender offer for the Common Stock (or any other capital stock of the Company or a subsidiary for which all the Common Stock has heretofore been exchanged or into which it has been changed (the "Recapitalized Stock") shall commence, or, if during any twelve month period, a majority of the members of the Board of Directors are replaced with newly elected individuals, or such existing directors cease to constitute a majority of the Board of Directors, unless such new directors were nominated by the management of the Company, (each of the foregoing being referred to hereinafter as an "Extraordinary Transaction"), or, if, after the adoption of the Plan, any individual, corporation, other entity or any group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), which is unaffiliated with the Company or a subsidiary other than as a stockholder of the Company, acquires, directly or indirectly, within any twelve-month period Shares of the Common stock or any class of Recapitalized Stock with full voting rights (excluding any Shares issued in any acquisition or reorganization approved by the Board of Directors in which the Company is the surviving corporation or in control of the surviving corporation and any Shares issued by the Company in a public or private offering), such that such individual, corporation, other entity or group becomes, directly or indirectly, after the adoption of the Plan, the holder of Common stock or such Recapitalized Stock representing 25 percent or more of the then current ordinary voting power of the Company's stock (a "Substantial Change in Ownership"), then, effective upon the Board of Directors approval of the Extraordinary Transaction (other than a tender offer), the commencement of the tender offer, or the occurrence of the Substantial Change in Ownership, as the case may be, the time when each then outstanding Option granted under the Plan may be exercised shall automatically be accelerated so that each holder thereof may exercise his or her Options in full or in any part prior to the consummation of the Extraordinary Transaction or promptly after a Substantial Change in Ownership. For the purposes of determining if a Substantial Change in Ownership has occurred, an individual, corporation, other entity or group shall not be deemed to hold any Common stock or Recapitalized Stock issuable upon the conversion of any convertible securities of the Company or a subsidiary or upon the exercise of any option or warrant for or other right to purchase Common stock or Recapitalized Stock unless such Common stock or Recapitalized Stock has actually been issued upon conversion or exercise. Where any Option, the exercise date of which has been accelerated pursuant to this paragraph, is thereafter exercised, the Option Price may be paid in any manner and upon the terms permitted by the applicable Option.

	The determination of the Board or Officer Committee as to adjustments to be made pursuant to this Section 11 shall be final, binding and conclusive.

	12.	Issuance of Shares Compliance with Securities Laws.  The
Company may postpone the issuance and delivery of Shares upon any exercise of an Option until (a) the admission of such Shares to listing on NYSE or any stock exchange or exchanges on which Shares are then listed and (b) the completion of such registration or other qualification of such Shares or such filings under any federal or state law, rule or regulation as the Company shall determine to be necessary or advisable. Any person exercising any Option shall make such representations and furnish such information as may, in the opinion of counsel for the Company, be appropriate to permit the Company to issue the Shares in compliance with the provisions of applicable federal and state securities laws, rules, and regulations. The Company shall have the right, in its sole discretion, to issue "stop transfer" instructions for, and to place an appropriate legend on the certificates for, any Shares which may be issued upon exercise of an Option. Nothing in the Plan or any Certificate of Option or Option Agreement shall be construed to require the Company to register the Shares issued or issuable under the Options under the Securities Act of 1933, as amended, or under any applicable state securities law.

	13.	Amendment of the Plan.  Except as hereinafter provided, the
Board or Officer Committee may at any time or from time to time amend the Plan and the terms and conditions of any Options not theretofore granted, and the Board or Officer Committee may, with the consent of the affected holder of any Option, at any time or from time to time amend the terms and conditions of such Options as have been theretofore granted. Notwithstanding the foregoing the Board of Directors or Officer Committee may not take any of the following actions unless the holders of a majority of the Company's stock entitled to vote approve such action within one year before or after it is taken:

		(a)	materially increase the total number of Shares for
which Options may be granted under the Plan in the aggregate or to any one person;

		(b)	change the minimum Share Price for Shares subject to
Options;

		(c)	permit an Option to be exercised earlier than one year
after it is granted;

		(d)	extend the termination date of the Plan; or

		(e)	take any other action with respect to the Plan which
under the Code would be deemed the adoption of a new plan or which, under Rule 16b-3 promulgated pursuant to the Securities Exchange, Act of 1934, would require approval of the Company's stockholders.

	To the extent not inconsistent with the Plan, the Board or Officer Committee may authorize and establish such rules and regulations as it may determine to be advisable to make the Plan Options effective or to provide for their administration, and may take such other action with regard to the Plan Options as it shall deem desirable to effectuate their purpose. The Board or Officer Committee shall have the authority to interpret the Plan as it may deem advisable and to make determinations which shall be final, binding and conclusive upon all persons. No member of the Board or Officer Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under it.

	14.	Approvals.  This Plan is conditioned upon its approval by
the holders of a majority of the stock of the Company entitled to vote, present in person or by proxy, at the Company's annual meeting, to be held on May 23, 1996; provided, however, that the Plan is adopted and approved by the Board of Directors. Any Options granted under the Plan prior to such approval shall be granted subject to such approval, and in the event that this Plan is not approved by the stockholders of the Company as aforesaid, this Plan shall be void and of no force and effect, and any Options that may have been granted shall be void and of no force or effect.

	15.	Applicable Law.  The Plan and all Options granted pursuant
to it are subject to all applicable laws and the rules and regulations of governmental authorities. Notwithstanding any provisions of the Plan or any Option to the contrary, no option holder shall be entitled to exercise an Option or any other right under the applicable Option, and the Company shall not be obligated to issue any Shares to such holder or to take any other action under the applicable Option, if such exercise, issuance or other action would constitute a violation of any law, rule, or regulation applicable to the Option holder or the Company or of any order, judicial decision, or material agreement to which the Company is a party or by which it is bound. The Plan will be administered in accordance with and governed by the laws of the state of New York.

	16.	Final Issuance Date.  No Option shall be granted under the
Plan after March 20, 2006.

                          END OF EXHIBIT E-6
--------------------------------------------------------------------------------