Form 10-Q/A
period 1996-06-30
STANDARD MOTOR PRODUCTS INC
filed 1997-04-22
CIK 93389

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
                                                 --------

                           Standard Motor Products, Inc.
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

     New York                                               11-1362020
----------------------------------                         ---------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.                      11101
---------------------------------------------               --------------------
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
                                               Yes   X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Date                 Class                     Shares Outstanding
--------------              --------------            -----------------------
June 30, 1996                Common Stock               13,138,811
--------------              --------------            -----------------------





            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               INDEX TO FINANCIAL AND OTHER INFORMATION
                          JUNE 30, 1996



                    PART II - OTHER INFORMATION
                   -----------------------------

Item 4                                                              Page No.
------                                                             ----------

Submission of matters to a vote of Security Holders                     2


Item 6
------

Exhibits and Reports on Form 8-K                                        3

Signature                                                               3

                            PART II - OTHER INFORMATION
                           -----------------------------

Item 4.   Submission of matters to a vote of Security Holders
-------------------------------------------------------------

          a)  May 23, 1996, Annual Meeting

          b)  Directors Elected -         Bernard Fife
                                          Nathaniel L. Sills
                                          Lawrence I. Sills
                                          Arthur D. Davis
                                          William H. Turner
                                          John L. Kelsey
                                          Robert J. Swartz
                                          Marilyn F. Cragin
                                          Arthur S. Sills
                                          Morton David


          c)  Proposals voted upon:

              (i)  Election of Directors:

                                         Votes For        Votes Withheld
                                        ------------     ----------------
                   Bernard Fife          10,186,546         59,599
                   Nathaniel L. Sills    10,188,139         58,006
                   Lawrence I. Sills     10,199,036         47,109
                   Arthur D. Davis       10,199,933         46,212
                   William H. Turner     10,199,294         46,851
                   John L. Kelsey        10,195,856         50,289
                   Robert J. Swartz      10,198,841         47,304
                   Marilyn F. Cragin     10,199,459         46,686
                   Arthur S. Sills       10,197,236         48,909
                   Morton David          10,201,249         44,896

              (ii) To adopt the Company's Independent Outside Directors' Stock
                    Option Plan:

                     Votes For        Votes Against        Votes Withheld
                    -----------      ---------------      ----------------
                     9,855,330          345,464              45,351

              (iii)To ratify an amendment to the Company's By-Laws to permit retainer payments to directors:

                     Votes For        Votes Against        Votes Withheld
                    -----------      ---------------      ----------------
                     9,909,104          284,495              52,546

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

       (a)  Exhibits

          NUMBER     DESCRIPTION                      METHOD OF FILING
          ------     ----------------------------     ------------------------
          10.17      1996 Independent Outside         Filed with this Document
                     Directors' Stock Option Plan




                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------------
                                                          (Registrant)






April 22, 1997                               Michael J. Bailey
-----------------                            -----------------------------------
   (Date)                                    Vice President Finance,
                                             Chief Financial Officer

Exhibit 10.17

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