Form 10-Q
period 1997-03-31
STANDARD MOTOR PRODUCTS INC
filed 1997-05-15
CIK 93389

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.


            For the Quarterly Period Ended    March 31, 1997
                                              --------------
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

                       Commission file number  1-4743

                       Standard Motor Products, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     New York                                             11-1362020
--------------------------------                       -------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.               11101
--------------------------------------------           -------------------------
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X     No
                                                        ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Date                    Class                  Shares Outstanding
--------------            ------------              ------------------
March 31, 1997            Common Stock                 13,130,560
--------------            ------------              ------------------



                   STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      INDEX TO FINANCIAL AND OTHER INFORMATION
                                  MARCH 31, 1997




                          PART 1 - FINANCIAL INFORMATION
                          ------------------------------

Item 1                                                       Page No.
------                                                       --------
CONSOLIDATED BALANCE SHEETS
March 31, 1997 and December 31, 1996                          2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month periods ended
March 31, 1997 and 1996	                                        4

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Three-Month periods ended March 31, 1997 and 1996               5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6 - 8

Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           9 - 10



                          PART II - OTHER INFORMATION
                          ---------------------------
Item 6
------
Exhibits and Reports on Form 8-K                                11

Signature                                                       11











                                     - 1 -
[CAPTION]

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS
                                     ------
                                                      March 31,     December 31,
                                                           1997            1996
                                                   ------------   -------------
                                                     (Unaudited)

Current assets:
   Cash and cash equivalents                       $      2,416   $       4,664
   Marketable securities (Note 2)                             2               2
   Accounts and notes receivable, net of
      allowance for doubtful accounts and
      discounts of $5,994 (1996 - $5,499)               196,723         156,795
   Inventories (Note 3)                                 230,667         229,210
   Deferred income taxes                                 20,668          20,668
   Prepaid expenses and other current assets             11,583           7,131
                                                   ------------   -------------
         Total current assets                           462,059         418,470

Property, plant and equipment, net of
   accumulated depreciation (Note 4)                    127,100         126,919

Goodwill, net                                            34,335          34,417
Other assets (Note 9)                                    46,216          45,000
                                                   ------------   -------------
         Total assets                              $    669,710   $     624,806
                                                   ------------   -------------
                                                   ------------   -------------

See accompanying notes to consolidated financial statements.











                                   - 2 -

[CAPTION]

               STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
        (Dollars in thousands, except for shares and per share data)


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
                                                           March 31,    December 31,
                                                                1997            1996
                                                        ------------   -------------
                                                          (Unaudited)

Current liabilities:
   Notes payable - banks                                $     99,866   $      74,568
   Current portion of long-term debt (Note 7)                 17,215          17,492
   Accounts payable                                           46,733          30,619
   Sundry payables and accrued expenses                       64,215          59,031
   Accrued customer returns                                   17,595          15,061
   Payroll and commissions                                     7,171           9,973
                                                        ------------   -------------
         Total current liabilities                           252,795         206,744


Long-term debt (Note 7)                                      170,250         172,387

Deferred income taxes                                          4,160           4,188

Postretirement benefits other than pensions
   and other accrued liabilities                              19,664          18,576
                                                        ------------   -------------
         Total liabilities                                   446,869         401,895

Minority interest                                               (267)           (429)

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
   Common stock-par value $2.00 per share
      Authorized - 30,000,000 shares
      Issued - 13,324,476 shares in 1997 and 1996
      (including 193,916 and 194,175 shares held as
      treasury shares in 1997 and 1996, respectively)         26,649          26,649
   Capital in excess of par value                              2,703           2,705
   Loan to Employee Stock Ownership Plan (ESOP)               (1,665)         (3,345)
   Minimum pension liability adjustment                          764             764
   Retained earnings                                         198,249         200,235
   Foreign currency translation adjustment                       142              71
                                                        ------------   -------------
                                                             226,842         227,079

Less: treasury stock-at cost                                   3,734           3,739
                                                        ------------   -------------
         Total stockholders' equity                          223,108         223,340
                                                        ------------   -------------
         Total liabilities and stockholders' equity     $    669,710   $     624,806
                                                        ------------   -------------
                                                        ------------   -------------

See accompanying notes to consolidated financial statements.


                                    - 3 -
[CAPTION]

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                 (Unaudited)


                                       For the Three Months Ended
                                                March 31,
                                       ---------------------------
                                               1997           1996
                                       ------------   ------------

Net sales                              $    189,025   $    174,440

Cost of sales                               130,109        118,540
                                       ------------   ------------
     Gross profit                            58,916         55,900

Selling, general and
  administrative expenses                    55,398         46,552
                                       ------------   ------------
     Operating Income                         3,518          9,348

Other income (expense) - net                    523            630
                                       ------------   ------------
                                              4,041          9,978

Interest expense                              5,028          3,845
                                       ------------   ------------
Earnings (loss) before taxes and
  minority interest                            (987)         6,133

Minority interest                              (146)           --

Income taxes (Note 5)                          (197)         1,840
                                       ------------   ------------
Net earnings (loss)                    $       (936)  $      4,293

Retained earnings
  at beginning of period                    200,235        189,837
                                       ------------   ------------
                                            199,299        194,130

Less: cash dividends for period               1,050          1,050
                                       ------------   ------------
Retained earnings at end of period     $    198,249   $    193,080
                                       ------------   ------------
                                       ------------   ------------
Per share data:

Net earnings (loss) per share                ($0.07)         $0.33
                                       ------------   ------------
                                       ------------   ------------
Dividends per common share                    $0.08          $0.08
                                       ------------   ------------
Average number of common shares          13,130,465     13,127,826
                                       ------------   ------------

See accompanying notes to consolidated financial statements.

                                    - 4 -
[CAPTION]

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                    (Unaudited)

                                                                For the Three Months Ended
                                                                          March 31,
                                                                --------------------------
                                                                       1997           1996
                                                                  ---------      ---------
Cash flows from operating activities:
  Net earnings (loss)                                             $    (936)     $   4,293

    Adjustments to reconcile net earnings to net
      cash used in operating activities:
        Depreciation and amortization                                 4,886          4,220
        (Gain) loss on disposal of property,plant & equipment          - -              (7)
        Proceeds from sales of trading securities                      - -           3,951
        Purchases of trading securities                                - -          (5,794)

    Change in assets and liabilities, net of effects
      from acquisitions:
        (Increase) in accounts receivable, net                      (35,094)       (60,755)
        Decrease in inventories                                       2,917          4,244
        Decrease (Increase) in other assets                             312         (1,368)
        Increase in accounts payable                                 12,120          4,484
        (Decrease) in other current assets and liabilities           (7,248)        (2,782)
        Increase in sundry payables and accrued expense               6,628          3,580
                                                                  ---------      ---------
    Net cash (used in) operating activites                          (16,415)       (45,934)

Cash flows from investing activities:

        Purchases of held-to-maturity securities                       - -             (81)
        Capital expenditures, net of effects from acquisitions       (3,889)        (5,259)
        Payments for acquisitions, net of cash acquired              (6,157)        (9,953)
                                                                  ---------      ---------
    Net cash (used in) investing activities                         (10,046)       (15,293)

Cash flows from financing activities:
        Net borrowings under line-of-credit agreements               25,298         47,600
        Proceeds from issuance of long-term debt                       - -          20,884
        Principal payments of long-term debt                         (1,731)        (3,847)
        Reduction of loan to ESOP                                     1,680          1,680
        Dividends paid                                               (1,050)        (1,050)
                                                                  ---------      ---------
    Net cash provided by financing activities                        24,197         65,267
                                                                  ---------      ---------
Effect of exchange rate changes on cash                                  16              2
                                                                  ---------      ---------
Net (decrease) increase in cash                                      (2,248)         4,042

Cash and cash equivalents at beginning of the period                  4,664         10,856
                                                                  ---------      ---------
Cash and cash equivalents at end of the period                    $   2,416      $  14,898
                                                                  ---------      ---------
                                                                  ---------      ---------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                  $   4,429      $   1,570
        Income taxes                                                    853          2,922

                                   - 5 -

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------
The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1996.

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

Where appropriate, certain amounts in 1996 have been reclassified to conform with the 1997 presentation.

Note 2
------
At March 31, 1997, held-to-maturity securities amounted to approximately $7,200,000. Held-to-maturity securities consist primarily of corporate debt securities which are reported at unamortized cost which approximates fair value. As of March 31, 1997, $7,200,000 mature within five to ten years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
------
                                      Inventories
                                      -----------
                                (Dollars in thousands)

                                              March 31,          December 31,
                                                   1997                  1996
                                          -------------         -------------
                                            (Unaudited)

Finished goods                            $     152,551         $     152,404
Work in process                                   4,688                 4,283
Raw materials                                    73,428                72,523
                                          -------------         -------------
   Total inventories                      $     230,667         $     229,210
                                          -------------         -------------
                                          -------------         -------------

Note 4
------
                              Property, Plant and Equipment
                              -----------------------------
                                  (Dollars in thousands)

                                              March 31,          December 31,
                                                   1997                  1996
                                          -------------         -------------
                                             (Unaudited)

Land, buildings and improvements          $      72,909         $      72,785
Machinery and equipment                          93,208                93,446
Tools, dies and auxiliary equipment               9,274                 9,196
Furniture and fixtures                           21,490                21,323
Leasehold improvements                            7,180                 7,105
Construction in progress                         15,226                12,013
                                          -------------         -------------
                                                219,287               215,868
Less accumulated depreciation                    92,187                88,949
                                          -------------         -------------
 Total property, plant and equipment-net  $     127,100         $     126,919
                                          -------------         -------------
                                          -------------         -------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5
------
The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $2,126,000 and $3,378,000 for the three months ended March 31, 1997 and 1996, respectively are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

Note 6
------
At March 31, 1997, 470,000 Shares of authorized but unissued common stock where reserved for issuance under the Company's stock option plans, of which 425,000 Shares were subject to outstanding options. 193,916 Shares held in treasury will be used to meet requirements for the Company's stock option program.

142,000 Outstanding options were vested at March 31, 1997. 283,000 of the unvested outstanding options will become vested starting April 4, 1997 through April 4, 2000.

Note 7
------
                                     Long-Term Debt
                                     --------------
                                 (Dollars in thousands)

                                              March 31,          December 31,
                                                   1997                  1996
                                          -------------         -------------
                                             (Unaudited)
Long-term debt consists of:

6.81% senior note payable                 $      73,000         $      73,000
7.85% senior note payable                        55,714                55,714
9.47% senior note payable                        30,000                30,000
Credit Facility ($20 Million Canadian)           14,504                14,624
7.88% - 10.08% purchase obligations               5,830                 5,997
Intermotor Facilities                             5,191                 5,464
Credit Agreement                                  1,674                 3,354
Other                                             1,552                 1,726
                                          -------------         -------------
                                                187,465               189,879
Less current portion                             17,215                17,492
                                          -------------         -------------
Total noncurrent portion of
  long-term debt                          $     170,250         $     172,387
                                          -------------         -------------
                                          -------------         -------------

Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

Under the terms of the $55,714,000 senior note agreement, the Company is required to repay the loan in six equal annual installments from 1997 through 2002.

Under the terms of the $30,000,000 senior note agreement, the Company is required to repay the loan in seven (7) varying annual installments beginning in 1998. Subject to certain restrictions, the Company may make prepayments without premium beginning in 1998.

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 (Continued)
------------------
Under the terms of the $20,000,000 CDN Credit Agreement, the Company is required to repay the loan with four (4) equal annual installments of $2,000,000 CDN beginning in 1998 with a final payment of $12,000,000 CDN due in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The Credit Agreement has various interest rate options.

The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by certain property, plant, and equipment.

The Company acquired a 73.4% equity interest in Intermotor Holdings Limited assuming various existing credit facilities which mature by 2001.

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

Certain loans agreements contain restrictive covenants which require the maintenance, on a quarterly basis, of minimum working capital and tangible net worth, as defined, and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At March 31, 1997, the Company has unrestricted retained earnings of $34,214,000.

Note 8
------
In January 1997, the Company acquired the assets of the Filko Automotive Division of F & B Manufacturing Company for approximately $6,200,000 plus certain future consulting and non-compete payments. Located in Des Plaines, Illinois, Filko Automotive assembles and distributes ignition, emissions and wire products to traditional and retail aftermarket customers in North America under the Filko and Cobra brands. The acquisition had a $312,000 loss for the three months ending March 31, 1997.

Note 9
------
Other assets primarily consist of deferred new customer acquisition costs, marketable securities, unamortized customer supply agreements, equity in joint ventures and pension assets.

                   STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of March 31, 1997, the Company had stockholders' equity of $223,108,000 and working capital of $209,264,000. The Company expects capital expenditures to be approximately $16,000,000 primarily for new machinery and equipment for the remainder of 1997. The Company utilized funds from its lines of credit to acquire Filko Automotive during the first quarter of 1997. At March 31, 1997, the Company had unused lines of credit aggregating approximately $35,000,000. The Company's cash requirements are expected to peak in the second quarter of this year at a level which could exceed the available credit lines. The Company is working with its banks to expand the credit facility to provide for the Company's capital needs. Completion of this new facility is expected by the end of the second quarter. In the interim, the Company is securing bridge financing from its lenders to accommodate its peak cash needs during the second quarter.

During the three months ended March 31, 1997, total debt increased by $22,884,000. This was primarily due to an increase in accounts receivable and the Filko acquisition completed in the first quarter. During the three-month period ended March 31, 1997, accounts receivable increased by $39,928,000 primarily due to receivables associated with increased sales versus the fourth quarter of 1996 and the accounts receivable resulting from the recent acquisition.


INTERIM RESULTS OF OPERATIONS
-----------------------------

Comparison of the three months ended March 31, 1997 to the three months
-----------------------------------------------------------------------
ended March 31, 1996.
---------------------

Net sales for the current quarter increased $14,585,000 or 8.4% from the comparable period in 1996 primarily due to sales resulting from recent acquisitions. Excluding the revenues from acquisitions not present in last year's first quarter, net sales decreased in the first quarter of 1997 by 2.8%. Sales decreases at the Engine Management and Service Line
Divisions were partially offset by sales increases at the Brake Products Division and in Canada.

The gross margin percentage for the first quarter of 1997 of 31.2% was below the 32.0% during the first quarter in 1996. The decline in gross margin for the quarter was primarily due to lower manufacturing throughput in the Engine Management business, as we reduced inventory, and a higher mix of lower margin business.

-----------------------------------------


Selling, general and administrative (S.G. & A.) expenses increased by $8,846,000 over the comparable quarter in 1996. As a percentage of net sales, S.G.& A. increased by 2.6 percentage points (29.3% versus 26.7% in 1996). This S.G.& A. increase was primarily attributable to acquisitions not present in the first quarter of 1996 and new customer acquisition costs related primarily to a major customer changeover. Excluding these two items, S.G. & A. expenses increased by $1,900,000 or 3.4% compared with a year ago.

Interest expense increased by $1,183,000 as compared to 1996 due primarily to higher average borrowings needed to finance recent acquisitions in the second half of 1996 and the first quarter of 1997.

Taxes based on earnings decreased by $2,037,000 as compared to 1996 due to reduced earnings.

                         PART II - OTHER INFORMATION
                         ---------------------------



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

 (a)    Exhibit(s)
        ----------

 Number    Description                Method of Filing
 ------   -----------------------    ------------------------
  27      Financial Data Schedule    Filed with this Document


 (b)    Reports on Form 8-K
        -------------------

 There were no reports on Form 8-K filed for this quarter.








                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



                                                 STANDARD MOTOR PRODUCTS, INC.
                                                 -------------------------------
                                                           (Registrant)






May 15, 1997                                     Michael J. Bailey
------------                                     -------------------------------
  (Date)                                         Vice President Finance,
                                                 Chief Financial Officer