Form 10-Q
period 1997-06-30
STANDARD MOTOR PRODUCTS INC
filed 1997-08-14
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.


            For the Quarterly Period Ended    June 30, 1997
                                              -------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

                       Commission file number  1-4743
                                               ------

                       Standard Motor Products, Inc.
                       -----------------------------
           (Exact name of registrant as specified in its charter)

     New York                                             11-1362020
     --------                                             ----------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.               11101
--------------------------------------------               -----
 (Address of principal executive offices)                (Zip Code)


                              (718) 392-0200
                              --------------
           (Registrant's telephone number, including area code)


                                   None
                                   ----
            (Former name, former address and former fiscal year,
                       if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X      No
                                                        ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Date                    Class                  Shares Outstanding
     ----                    -----                  ------------------
June 30, 1997            Common Stock                  13,132,395
-------------            ------------                  ----------




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                JUNE 30, 1997




                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------


Item 1                                                       Page No.
------                                                       --------

CONSOLIDATED BALANCE SHEETS
June 30, 1997 and December 31, 1996                           2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Six-Month periods ended
June 30, 1997 and 1996                                          4

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Six-Month periods ended June 30, 1997 and 1996                  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6 - 8

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           9 & 10



                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4
------

Submission of matters to a vote of Security Holders            11

Item 6
------

Exhibits and Reports on Form 8-K                               12

Signature                                                      12








                                     - 1 -
[CAPTION]

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                    ASSETS
                                    ------
                                                     June 30,        December 31,
                                                       1997              1996
---------------------------------------------------------------------------------
                                                  (Unaudited)
Current assets:
 Cash and cash equivalents                         $   2,088           $   4,664
 Marketable securities (Note 2)                            2                   2
 Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $7,512 (1996 - $5,499)                247,163             156,795
 Inventories (Note 3)                                216,004             229,210
 Deferred income taxes                                20,668              20,668
 Prepaid expenses and other current assets             9,854               7,131
                                                    --------             -------

    Total current assets                             495,779             418,470

 Property, plant and equipment, net of
  accumulated depreciation (Note 4)                  127,690             126,919

Goodwill, net                                         33,759              34,417
Other assets (Note 9)                                 42,767              45,000
                                                    --------            --------

    Total assets                                   $ 699,995           $ 624,806
                                                    --------            --------
                                                    --------            --------







See accompanying notes to consolidated financial statements.











                                     - 2 -
[CAPTION]

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except for shares and per share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                    June 30,         December 31,
                                                      1997               1996
--------------------------------------------------------------------------------
                                                 (Unaudited)
Current liabilities:
 Notes payable - banks                             $ 112,825           $  74,568
 Current portion of long-term debt (Note 7)           17,266              17,492
 Accounts payable                                     53,377              30,619
 Sundry payables and accrued expenses                 62,489              59,031
 Accrued customer returns                             20,769              15,061
 Payroll and commissions                               9,137               9,973
                                                    --------            --------

    Total current liabilities                        275,863             206,744

Long-term debt (Note 7)                              171,552             172,387

Deferred income taxes                                  4,174               4,188

Postretirement benefits other than pensions
   and other accrued liabilities                      20,151              18,576
                                                    --------            --------

    Total liabilities                                471,740             401,895

Minority interest                                       (353)               (429)

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 6 and 7):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1997 and 1996
    (including 192,081 and 194,175 shares held as
    treasury shares in 1997 and 1996, respectively)   26,649              26,649
  Capital in excess of par value                       2,693               2,705
  Loan to Employee Stock Ownership Plan (ESOP)        (1,665)             (3,345)
  Minimum pension liability adjustment                   764                 764
  Retained earnings                                  203,718             200,235
  Foreign currency translation adjustment                147                  71
                                                    --------            --------

                                                     232,306             227,079
Less: treasury stock-at cost                           3,698               3,739
                                                    --------            --------

    Total stockholders' equity                       228,608             223,340
                                                    --------            --------

    Total liabilities and stockholders' equity     $ 699,995           $ 624,806
                                                    --------            --------
                                                    --------            --------

See accompanying notes to consolidated financial statements.

                                        - 3 -
[CAPTION]

                          STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                    (Dollars in thousands, except for shares and per share data)

                                           (Unaudited)                      (Unaudited)
                                     For the Three Months Ended        For the Six Months Ended
                                             June 30,                          June 30,
                                     --------------------------        ------------------------
                                            1997           1996              1997          1996
                                         -------       --------           -------       -------
Net sales                           $    220,022    $   205,252       $   409,047    $  379,692

Cost of sales                            148,805        139,081           278,914       257,621

                                         -------        -------           -------       -------
    Gross profit                          71,217         66,171           130,133       122,071

Selling, general and
 administrative expenses                  58,177         54,028           113,575       100,580

    Operating Income                      13,040         12,143            16,558        21,491

Other income (expense) - net                  76            686               599         1,316
                                          ------        -------           -------       -------
                                          13,116         12,829            17,157        22,807

Interest expense                           5,350          4,722            10,378         8,567
                                          ------        -------           -------       -------

Earnings before taxes and
 minority interest                         7,766          8,107             6,779        14,240

Minority interest                            (32)           --               (178)          --

Income taxes (Note 5)                      1,214          2,005             1,017         3,845
                                          ------        -------           -------       -------
Net earnings                        $      6,520    $     6,102       $     5,584    $   10,395

Retained earnings
 at beginning of period                  198,249        193,080           200,235       189,837
                                         -------        -------           -------       -------

                                         204,769        199,182           205,819       200,232

Less: cash dividends for period            1,051          1,052             2,101         2,102
                                         -------        -------           -------       -------


Retained earnings at end of period  $    203,718    $   198,130       $   203,718    $  198,130
                                         -------        -------           -------       -------
                                         -------        -------           -------       -------

Per share data:
---------------

Net earnings per share                     $0.50          $0.46             $0.43         $0.79
                                           -----          -----             -----         -----
                                           -----          -----             -----         -----

Dividends per common share                 $0.08          $0.08             $0.16         $0.16
                                           -----          -----             -----         -----

Average number of common shares       13,131,367     13,134,701        13,130,918    13,131,263
                                      ----------     ----------        ----------    ----------


See accompanying notes to consolidated financial statements.



                                         - 4 -
[CAPTION]

                     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)
                                                                     For the Six Months Ended
                                                                             June 30,
                                                                     ________________________
                                                                        1997             1996
                                                                     -------          -------
Cash flows from operating activities:
 Net earnings                                                     $    5,584       $   10,395

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                      9,658            8,786
    (Gain) on disposal of property, plant & equipment                    (22)            (326)
    Proceeds from sales of trading securities                             --            4,050
    Purchases of trading securities                                       --           (6,411)

  Change in assets and liabilities, net of effects
   from acquisitions:
    (Increase) in accounts receivable, net                           (86,107)        (103,107)
    (Increase) decrease in inventories                                17,468           (2,172)
    (Increase) decrease in other assets                                3,627           (4,722)
    Increase in accounts payable                                      19,132            8,253
    (Decrease) in other current assets and liabilities                (3,162)          (1,862)
    Increase in sundry payables and accrued expenses                   8,514           10,363
                                                                     -------          -------

    Net cash (used in) operating activities                          (25,308)         (76,753)

Cash flows from investing activities:
    Purchases of held-to-maturity securities                             --              (162)
    Capital expenditures, net of effects from acquisitions            (8,657)          (9,878)
    Payments for acquisitions, net of cash acquired                   (6,157)          (9,953)
                                                                     -------         --------

    Net cash (used in) investing activities                          (14,814)         (19,993)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                    38,257           94,500
    Proceeds from issuance of long-term debt                           1,997           20,835
    Principal payments of long-term debt                              (2,270)          (4,183)
    Reduction of loan to ESOP                                          1,680            1,680
    Proceeds from exercise of employee stock options                     --               163
    Dividends paid                                                    (2,101)          (2,102)
                                                                     -------         --------

    Net cash provided by financing activities                         37,563          110,893

Effect of exchange rate changes on cash                                  (17)             (27)
                                                                     -------         --------

Net increase (decrease) in cash                                       (2,576)          14,120

Cash and cash equivalents at beginning of the period                   4,664           10,856
                                                                     -------         --------

Cash and cash equivalents at end of the period                    $    2,088       $   24,976
                                                                     -------          -------
                                                                     -------          -------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                      $   10,355       $    6,988
    Income taxes                                                       1,837            4,502




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

Note 2

At June 30, 1997, held-to-maturity securities amounted to approximately $7,200,000. Held-to-maturity securities consist primarily of collateralized corporate notes and certificates of deposit which are reported at unamortized cost which approximates fair value. As of June 30, 1997, $7,200,000 mature within seven years.

The first-in, first-out method is used in computing realized gains or losses.

Note 3
                                         Inventories
                                         -----------
                                   (Dollars in thousands)

                                               June 30,          December 31,
                                                   1997                  1996
                                           ------------          ------------
                                           (Unaudited)

Finished goods                            $     136,851         $     152,404
Work in process                                   3,829                 4,283
Raw materials                                    75,324                72,523
                                           ------------          ------------
   Total inventories                      $     216,004         $     229,210
                                           ------------          ------------
                                           ------------          ------------
Note 4
                              Property, Plant and Equipment
                              -----------------------------
                                  (Dollars in thousands)

                                               June 30,          December 31,
                                                   1997                  1996
                                           ------------          ------------
                                            (Unaudited)
Land, buildings and improvements          $      72,959         $      72,785
Machinery and equipment                          95,044                93,446
Tools, dies and auxiliary equipment               9,406                 9,196
Furniture and fixtures                           21,651                21,323
Leasehold improvements                            7,308                 7,105
Construction in progress                         17,758                12,013
                                           ------------          ------------
                                                224,126               215,868
Less accumulated depreciation                    96,436                88,949
                                           ------------          ------------
  Total property, plant and equipment-net $     127,690         $     126,919
                                           ------------          ------------
                                           ------------          ------------

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $4,514,000 and $7,273,000 for the six months ended June 30, 1997 and 1996, respectively are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes. In addition, the Company utilized the loss carryforward in Canada thereby lowering the effective tax rate in 1997.

Note 6

The Company granted 1,000 options in January, 1997 and 5,000 options in May, 1997 at the stock's fair market value at the time of issuance.

At June 30, 1997, 1,070,000 shares of authorized but unissued common stock where reserved for issuance under the Company's stock option plans, of which 430,000 shares were subject to outstanding options. 192,081 shares held in treasury will be used to meet requirements for the Company's stock option program.

248,000 outstanding options were vested at June 30, 1997. 182,000 of the unvested outstanding options will become vested starting July 18, 1997 through April 4, 2000.

Note 7
                                      Long-Term Debt
                                      --------------
                                  (Dollars in thousands)

                                               June 30,          December 31,
                                                   1997                  1996
                                           ------------          ------------
                                            (Unaudited)
Long-term debt consists of:

6.81% senior note payable                 $      73,000         $      73,000
7.85% senior note payable                        55,714                55,714
9.47% senior note payable                        30,000                30,000
Credit Facility ($20 Million Canadian)           14,492                14,624
Intermotor Facilities                             7,076                 5,464
7.88% - 10.08% purchase obligations               5,468                 5,997
Credit Agreement                                  1,674                 3,354
Other                                             1,394                 1,726
                                           ------------          ------------
                                                188,818               189,879
Less current portion                             17,266                17,492
                                           ------------          ------------
Total noncurrent portion of
 long-term debt                           $     171,552         $     172,387
                                           ------------          ------------
                                           ------------          ------------

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

The Company acquired a 73.4% equity interest in Intermotor Holdings Limited assuming various existing credit facilities which mature by 2003.

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

Certain loans agreements contain restrictive covenants which require the maintenance, on a quarterly basis, of minimum working capital and tangible net worth, as defined, and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At June 30, 1997, the Company has unrestricted retained earnings of $36,041,000.

Note 8

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

In July 1997, the Company signed a letter of intent to exchange its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. This anticipated transaction will involve an exchange of certain assets, assumption of certain liabilities, and possible payment of cash to achieve an equivalent exchange value. These two businesses each had revenues of approximately $150 million in 1996.

Note 9

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1997, the Company had stockholders' equity of $228,608,000 and working capital of $219,916,000. The Company expects capital expenditures for the remainder of 1997 to be approximately $10,000,000 primarily for new machinery and equipment. The Company utilized funds from its lines of credit to acquire Filko Automotive during the first quarter of 1997. At June 30, 1997, the Company had unused lines of credit aggregating approximately $20,000,000. The Company is expanding its credit lines with a three-year secured $185,000,000 revolving credit bank facility. Completion of this new credit facility is planned for mid-September, 1997. This facility will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds under the credit lines and the future sources described above are adequate to meet its needs.

During the six months ended June 30, 1997, total debt increased by $37,196,000. This was primarily due to an increase in accounts receivable and the Filko acquisition completed in the first quarter partially offset by an increase in payables and a reduction in inventory. During the six-month period ended June 30, 1997, accounts receivable increased by $90,368,000 primarily due to the seasonal dating programs extended by the Climate Control and Brake Parts Divisions, increased sales and the Filko acquisition.

INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the three months ended June 30, 1997 to the three months
----------------------------------------------------------------------
ended June 30, 1996.
-------------------
Net sales for the current quarter increased $14,770,000 or 7.2% from the comparable period in 1996 primarily due to recent acquisitions and a sales increase within the Climate Control Division. Recent acquisitions produced significant sales growth within the Engine Management Division. Excluding the revenues from acquisitions not present in last year's second quarter, net sales decreased in the second quarter of 1997 by 1.0%.

The gross margin percentage for the second quarter of 1997 of 32.4% improved by two tenths of a percentage point (0.2%) compared with 32.2% from the comparable period one year ago. Total sales deductions as a percentage of net sales improved by one and one tenth of a percentage point (1.1%) during these periods. Compared to the first quarter of 1997, the gross margin improved by one and two tenths of a percentage point (1.2%).

Selling, general and administrative (S.G. & A.) expenses increased by $4,149,000 over the comparable quarter in 1996. As a percentage of net sales, S.G. & A. increased by one tenth of a percentage point (26.4% versus 26.3% in 1996). This S.G. & A. increase was primarily attributable to the customer acquisition costs related to new business gained in late 1996 and the S.G. & A. expense related to the Filko acquisition. Excluding these two items, S.G. & A. was unchanged compared with a year ago. Both of these elements of cost will be reduced, as strict controls on new customer acquisition costs impact future quarters and Filko becomes fully consolidated.

-----------------------------------------
Comparison of the three months ended June 30, 1997 to the three months
----------------------------------------------------------------------
ended June 30, 1996.
--------------------

Other income - net decreased by $610,000 primarily due to a decrease in investment income, lower earnings from joint ventures, and an increase in the loss on sale of accounts receivable.

Interest expense for the quarter increased by $628,000 as compared to 1996 due primarily to higher average borrowings needed to finance recent acquisitions and to support higher accounts receivable.

Taxes based on earnings decreased by $791,000 as compared to 1996 primarily due to reduced earnings before taxes coupled with the tax benefits from the loss carryforward in Canada.

INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the six months ended June 30, 1997 to the six months ended
------------------------------------------------------------------------
June 30, 1996.
--------------

Net sales increased $29,355,000 or 7.7% from the comparable period in 1996 primarily due to sales resulting from recent acquisitions and a sales increase within the Climate Control Division. Recent acquisitions produced significant sales growth within the Engine Management Division. Excluding the revenues from acquisitions not present in last year's first half, net sales decreased in 1997 by 1.8%.

The gross margin percentage for the six-month period in 1997 of 31.8% was slightly below the 32.2% during the comparable period in 1996. This increase in cost of goods sold as a percentage of net sales primarily reflects the Company's continued expansion into lower margin products. The decline in the gross margin percentage was partially offset by an overall decrease (0.9%) in sales deductions as a percentage of net sales.

Selling, general and administrative (S.G. & A.) expenses increased by $12,995,000 over the comparable period in 1996. As a percentage of net sales, S.G. & A. increased by one and three tenths of a percentage point (27.8% versus 26.5% in 1996). This S.G. & A. increase was primarily attributable to the costs from acquisitions not present in 1996, including goodwill amortization expenses. Higher variable selling and distribution expenses due to increased sales and new customer acquisition costs related primarily to a major customer changeover also contributed to the S.G. & A. increase.

Other income - net decreased by $717,000 primarily due to a decrease in investment income, lower earnings from joint ventures, and an increase in the loss on sale of accounts receivable.

Interest expense increased by $1,811,000 as compared to 1996 due primarily to higher average borrowings needed to finance recent acquisitions and to support higher accounts receivable.

Taxes based on earnings decreased by $2,828,000 as compared to 1996 primarily due to reduced earnings before taxes coupled with the tax benefits from the loss carryforward in Canada.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 4.   Submission of matters to a vote of Security Holders
-------------------------------------------------------------

          a)  May 22, 1997, Annual Meeting

          b)  Directors Elected   --   Bernard Fife
                                       Nathaniel L. Sills
                                       Lawrence I. Sills
                                       Arthur D. Davis
                                       William H. Turner
                                       John L. Kelsey
                                       Robert J. Swartz
                                       Marilyn F. Cragin
                                       Arthur S. Sills
                                       Robert Gerrity
                                       Andrew Massimilla


          c)  Proposals voted upon:

              (i)  Election of Directors:

                                         Votes For      Votes Withheld
                                         ---------      --------------

                   Bernard Fife          10,037,372         72,670
                   Nathaniel L. Sills    10,037,753         72,289
                   Lawrence I. Sills     10,046,123         63,919
                   Arthur D. Davis       10,046,537         63,505
                   William H. Turner     10,046,978         63,064
                   John L. Kelsey        10,046,807         63,235
                   Robert J. Swartz      10,045,055         64,987
                   Marilyn F. Cragin     10,046,937         63,105
                   Arthur S. Sills       10,045,952         64,090
                   Robert Gerrity        10,046,922         63,120
                   Andrew Massimilla     10,046,922         63,120


              (ii) To ratify an amendment to the Company's 1994 Omnibus Stock Option Plan thereby increasing the number of shares of the Company's Common Stock available for issuance thereunder by 600,000 shares:

              Votes For        Votes Against        Votes Withheld
              ---------        -------------        --------------

              9,840,555          216,283               53,204

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
                                                 ----------------------------
                                                           (Registrant)






August 14, 1997                                  Michael J. Bailey
---------------                                  -----------------
  (Date)                                         Vice President Finance,
                                                 Chief Financial Officer