Form 10-Q
period 1997-09-30
STANDARD MOTOR PRODUCTS INC
filed 1997-11-14
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

            For the Quarterly Period Ended    September 30, 1997
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X      No
                                                        ---         ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                       Class                  Shares Outstanding
      ----                       -----                  ------------------
September 30, 1997            Common Stock                  13,125,195
------------------            ------------                  ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                               SEPTEMBER 30, 1997



                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------


Item 1                                                       Page No.
------                                                       --------

CONSOLIDATED BALANCE SHEETS
September 30, 1997 and December 31, 1996                       2 & 3

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and Nine-Month
periods ended September 30, 1997 and 1996                        4

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Nine-Month periods ended September 30, 1997 and 1996             5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6 - 8

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

[CAPTION]

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                     ASSETS
                                     ------
                                                   September 30,        December 31,
                                                            1997                1996
------------------------------------------------------------------------------------
                                                     (Unaudited)
Current assets:
 Cash and cash equivalents                         $       3,137        $      4,664
 Marketable securities                                         2                   2
 Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $8,475 (1996 - $5,499)                    216,551             156,795
 Inventories (Note 2)                                    187,453             229,210
 Deferred income taxes                                    20,668              20,668
 Prepaid expenses and other current assets                 9,495               7,131
                                                        --------             --------

    Total current assets                                 437,306             418,470

 Property, plant and equipment, net of
  accumulated depreciation (Note 3)                      127,489             126,919

Goodwill, net                                             41,061              34,417
Other assets (Note 8)                                     40,059              45,000

                                                        --------            --------

    Total assets                                       $ 645,915           $ 624,806
                                                        --------            --------
                                                        --------            --------






See accompanying notes to consolidated financial statements.

[CAPTION]

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except for shares and per share data)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
                                                    September 30,       December 31,
                                                             1997               1996
------------------------------------------------------------------------------------
                                                      (Unaudited)
Current liabilities:
 Notes payable - banks                              $      54,764       $     74,568
 Current portion of long-term debt (Note 6)                23,483             17,492
 Accounts payable                                          43,671             30,619
 Sundry payables and accrued expenses                      60,956             59,031
 Accrued customer returns                                  17,801             15,061
 Payroll and commissions                                   10,200              9,973
                                                         --------           --------

    Total current liabilities                             210,875            206,744

Long-term debt (Note 6)                                   175,152            172,387

Deferred income taxes                                       4,151              4,188

Postretirement benefits other than pensions
   and other accrued liabilities                           20,663             18,576
                                                         --------           --------

Total liabilities                                         410,841            401,895

Minority interest                                            (318)              (429)

Commitments and contingencies (Note 6)

Stockholders' equity (Notes 5 and 6):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares
    Issued - 13,324,476 shares in 1997 and 1996
    (including 199,281 and 194,175 shares held as
    treasury shares in 1997 and 1996, respectively)        26,649             26,649
  Capital in excess of par value                            2,693              2,705
  Loan to Employee Stock Ownership Plan (ESOP)             (1,665)            (3,345)
  Minimum pension liability adjustment                        764                764
  Retained earnings                                       210,585            200,235
  Foreign currency translation adjustment                     217                 71
                                                         --------           --------
                                                          239,243            227,079
Less: treasury stock-at cost                                3,851              3,739
                                                         --------           --------

    Total stockholders' equity                            235,392            223,340
                                                         --------           --------

    Total liabilities and stockholders' equity      $     645,915       $    624,806
                                                         --------           --------
                                                         --------           --------

See accompanying notes to consolidated financial statements.

[CAPTION]

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
           (Dollars in thousands, except for shares and per share data)

                                           (Unaudited)                      (Unaudited)
                                     For the Three Months Ended        For the Nine Months Ended
                                            September 30,                     September 30,
                                     --------------------------        -------------------------
                                             1997          1996               1997          1996
                                             ----          ----               ----          ----
Net sales                            $    209,238   $   187,792        $   618,285    $  567,484

Cost of sales                             141,584       127,022            420,498       384,643
                                          -------       -------            -------       -------

    Gross profit                           67,654        60,770            197,787       182,841

Selling, general and
 administrative expenses                   53,037        50,867            166,612       151,447
                                          -------       -------            -------       -------

    Operating Income                       14,617         9,903             31,175        31,394

Other income (expense) - net                  352           251                951         1,567
                                          -------       -------            -------       -------

                                           14,969        10,154             32,126        32,961

Interest expense                            5,306         5,251             15,684        13,818
                                          -------       -------            -------        ------

Earnings before taxes and
 minority interest                          9,663         4,903             16,442        19,143

Minority interest                             (77)          (45)              (255)          (45)

Income taxes (Note 4)                       1,669         1,324              2,686         5,169
                                          -------       -------            -------       -------

Net earnings                         $      7,917   $     3,534        $    13,501    $   13,929

Retained earnings at
 beginning of period                      203,718       198,130            200,235       189,837
                                          -------       -------            -------       -------
                                     $    211,635   $   201,664        $   213,736    $  203,766

Less  cash dividends for period             1,050         1,050              3,151         3,152
                                          -------       -------            -------       -------

Retained earnings at end of period   $    210,585   $   200,614        $   210,585    $  200,614
                                          -------       -------            -------       -------
                                          -------       -------            -------       -------

Per share data:
---------------

Net earnings per share                      $0.60         $0.27              $1.03         $1.06
                                            -----         -----              -----         -----
                                            -----         -----              -----         -----

Dividends per common share                   $.08          $.08               $.24          $.24
                                             ----          ----               ----          ----

Average number of common shares        13,131,515    13,131,863         13,131,119    13,131,612
                                       ----------    ----------         ----------    ----------

See accompanying notes to consolidated financial statements.

[CAPTION]

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                     -------------------------
                                                                        1997              1996
                                                                        ----              ----
Cash flows from operating activities:
 Net earnings                                                     $   13,501        $   13,929

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                     14,252            12,109
    Loss (gain) on disposal of property, plant & equipment                 3              (511)
    Proceeds from sales of trading securities                           --               5,269
    Purchases of trading securities                                     --              (6,503)

  Change in assets and liabilities, net of effects
   from acquisitions:
    (Increase) in accounts receivable, net                           (54,619)          (64,494)
    Decrease (increase) in inventories                                46,542            (2,130)
    Decrease (increase) in other assets                                6,204            (1,853)
    (Decrease) increase in accounts payable                            9,909            (5,024)
    (Decrease) increase in other current assets and liabilities       (1,690)              613
    Increase in sundry payables and accrued expenses                   4,364             1,696
                                                                     -------           -------

    Net cash provided by (used in) operating activities               38,466           (46,899)

Cash flows from investing activities:
    Proceeds of held-to-maturity securities                             --               6,252
    Purchases of held-to-maturity securities                            --                (163)
    Capital expenditures, net of effects from acquisitions           (11,410)          (14,952)
    Payments for acquisitions, net of cash acquired                  (16,313)          (42,408)
                                                                     -------          --------

    Net cash (used in) investing activities                          (27,723)          (51,271)

Cash flows from financing activities:
    Net (payments) borrowings under line-of-credit agreements        (19,804)           62,316
    Proceeds from issuance of long-term debt                          11,894            35,558
    Principal payments of long-term debt                              (2,904)           (6,664)
    Reduction of loan to ESOP                                          1,680             1,680
    Proceeds from exercise of employee stock options                      29               168
    Purchase of treasury stock                                          (153)             (147)
    Dividends paid                                                    (3,151)           (3,152)
                                                                     -------          --------
    Net cash provided by (used in) financing activities              (12,409)           89,759

Effect of exchange rate changes on cash                                  139               (17)
                                                                     -------          --------

Net (decrease) in cash                                                (1,527)           (8,428)

Cash and cash equivalents at beginning of the period                   4,664            10,856
                                                                     -------          --------

Cash and cash equivalents at end of the period                    $    3,137        $    2,428
                                                                     -------          --------
                                                                     -------          --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                      $   14,975        $   11,334
    Income taxes                                                       2,741             4,686

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

Note 2
                                 Inventories
                                 -----------
                            (Dollars in thousands)

                                          September 30,          December 31,
                                                   1997                  1996
                                          -------------          ------------
                                            (Unaudited)

Finished goods                            $     114,696          $    152,404
Work in process                                   4,714                 4,283
Raw materials                                    68,043                72,523
                                          -------------          ------------
   Total inventories                      $     187,453          $    229,210
                                          -------------          ------------
                                          -------------          ------------
Note 3
                        Property, Plant and Equipment
                        -----------------------------
                           (Dollars in thousands)

                                          September 30,          December 31,
                                                   1997                  1996
                                          -------------          ------------
                                             (Unaudited)

Land, buildings and improvements          $      73,268          $     72,785
Machinery and equipment                          97,352                93,446
Tools, dies and auxiliary equipment               9,488                 9,196
Furniture and fixtures                           22,126                21,323
Leasehold improvements                            7,345                 7,105
Construction in progress                         18,288                12,013
                                          -------------          ------------
                                                227,867               215,868
Less accumulated depreciation                   100,378                88,949
                                          -------------          ------------
  Total property, plant and equipment-net $     127,489          $    126,919
                                          -------------          ------------
                                          -------------          ------------
Note 4

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $7,673,000 and $8,934,000 for the nine months ended September, 1997 and 1996, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes. In addition, the Company utilized the loss carryforward in Canada thereby lowering the effective tax rate in 1997.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5

The Company granted 1,000 options in January, 1997 and 5,000 options in May, 1997 and 201,000 in September, 1997 at the stock's fair market value at the time of issuance.

At September 30, 1997, 1,070,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 631,000 shares were subject to outstanding options. 199,281 shares held in treasury will be used to meet requirements for the Company's stock option program.

249,000 outstanding options were vested at September 30, 1997. 382,000 of the unvested outstanding options will become vested starting January 7, 1998 through September 18, 2001.

Note 6
                                Long-Term Debt
                                --------------
                            (Dollars in thousands)

                                          September 30,          December 31,
                                                   1997                  1996
                                          -------------          ------------
                                           (Unaudited)
Long-term debt consists of:

6.81% senior note payable                 $      73,000          $     73,000
7.85% senior note payable                        55,714                55,714
9.47% senior note payable                        30,000                30,000
Credit Facility ($20 Million Canadian)           14,444                14,624
AlliedSignal                                     10,156                  --
Intermotor Facilities                             7,203                 5,464
7.88% - 10.08% purchase obligations               5,302                 5,997
Credit Agreement                                  1,674                 3,354
Other                                             1,142                 1,726
                                          -------------          ------------
                                                198,635               189,879
Less current portion                             23,483                17,492
                                          -------------          ------------
Total noncurrent portion of
 long-term debt                           $     175,152          $    172,387
                                          -------------          ------------
                                          -------------          ------------
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

Under the terms of the unsecured note agreement with AlliedSignal, the Company is required to repay $5,156,000 in October of 1997. The remaining $5,000,000 is to be repaid in two equal annual installments of $2,000,000 beginning in September of 1998 with a final payment of $1,000,000 due in 2000 (See Note 7).

The Company acquired a 73.4% equity interest in Intermotor Holdings Limited assuming various existing credit facilities which mature by 2003.

              STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 (Continued)

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

Certain loans agreements contain restrictive covenants which require the maintenance, on a quarterly basis, of minimum working capital and tangible net worth, as defined, and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At September 30, 1997, the Company has unrestricted retained earnings of $39,863,000.

Note 7

In January 1997, the Company acquired the assets of the Filko Automotive Division of F & B Manufacturing Company for approximately $6,200,000 plus certain future consulting and non-compete payments. Located in Des Plaines, Illinois, Filko Automotive assembles and distributes ignition, emissions and wire products to traditional and retail aftermarket customers in North America under the Filko and Cobra brands. The acquisition had an immaterial effect on consolidated net earnings for the nine months ended September 30, 1997.

In July 1997, the Company signed a letter of intent to exchange its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. This anticipated transaction will involve an exchange of certain assets, assumption of certain liabilities, and possible payment of cash to achieve an equivalent exchange value. These two businesses each had revenues of approximately $150 million in 1996. The Company has filed this transaction with the Department of Justice and is currently awaiting regulatory approval of the exchange, which is anticipated in December of 1997.

In September 1997, the Company acquired the oxygen sensor manufacturing business of AlliedSignal for approximately $10,200,000. While presently located in Fostoria, Ohio, the Company plans to integrate the equipment and inventory within its existing facility. The acquisition had no effect on consolidated net earnings for the nine months ended September 30, 1997.

In October 1997, the Company signed a letter of intent to sell its Service Line business to R&B, Inc. This anticipated transaction will involve the sale of select assets of Champ and APS Service Lines and Pik-A-Nut Fastener Line. Although the final consideration is uncertain, the Company anticipates that it will be incurring a loss on the sale of the business. The loss on sale will be reflected in the Company's fourth quarter results once the final terms of a purchase agreement are known. Closing on the sale is expected in mid-1998.

Note 8

Other assets primarily consist of deferred new customer acquisition costs, certain held-to-maturity securities, unamortized customer supply agreements, equity in joint ventures and pension assets.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1997, the Company had stockholders' equity of $235,392,000 and working capital of $226,431,000. The Company expects capital expenditures for the remainder of 1997 to be approximately $4,000,000 primarily for new machinery and equipment. During the first quarter of 1997, the Company utilized funds from its lines of credit to acquire Filko Automotive. At September 30, 1997, the Company had unused lines of credit aggregating approximately $69,000,000. In October of 1997, approximately $5,000,000 of these available lines were utilized to meet the terms of the purchase agreement with AlliedSignal with the balance of the note paid annually through the year 2000. The Company is in the process of expanding its credit lines with a three-year secured $185,000,000 revolving credit bank facility. This new credit facility will replace the current short-term lines. Completion of this new credit facility is expected in January 1998. This facility will be used as a source of funding working capital requirements and capital expenditures. The Company anticipates that its present sources of funds under existing credit lines and the future sources described above are adequate to meet its needs.

During the nine months ended September 30, 1997, total debt decreased by $11,048,000. This was primarily due to reductions in inventory, at all operations, a reduction in other assets and an increase in payables partially offset by an increase in an accounts receivable and the funding required to acquire Filko. During the nine-month period ended September 30, 1997, accounts receivable increased by $59,756,000 primarily due to the seasonal dating programs extended by the Climate Control and Brake Parts Divisions and an increase in receivables resulting from the Filko acquisition.

In July 1997, the Company signed a letter of intent to exchange its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. This anticipated transaction will involve an exchange of certain assets, assumption of certain liabiliites, and possible payment of cash to achieve an equivalent exchange value. These two businesses each had revenues of approximately $150 million in 1996. The Company has filed this transaction with the Department of Justice and is currently awaiting regulatory approval of the exchange, which is anticipated in December of 1997.

In October 1997, the Company signed a letter of intent to sell its Service Line business to R&B, Inc. This anticipated transaction will involve the sale of select assets of Champ and APS Service Lines and Pik-A-Nut Fastener Line. Although the final consideration is uncertain, the Company anticipates that it will be incurring a loss on the sale of the business. The loss on sale will be reflected in the Company's fourth quarter results once the final terms of a purchase agreement are known. Closing on the sale is expected in Mid-1998.


INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the three months ended September 1997 to the three months
-----------------------------------------------------------------------
ended September 30, 1996.
-------------------------

Net sales for the current quarter increased $21,446,000 or 11.4% from the comparable period in 1996 primarily due to recent acquisitions and a significant sales increase within the Climate Control Division. Excluding the revenues from acquisitions not present in last year's third quarter, net sales increased in the third quarter of 1997 by 6.6%.

The gross margin percentage for the third quarter of 1997 of 32.3% was slightly below (0.1%) the gross margin percentage of 32.4% from the comparable period one year ago. While the gross margin was relatively unchanged, an overall favorable decrease (1.9%) in sales deductions as a percentage of net sales was offset by increased sales of lower margins products within the Climate Control Division.

-----------------------------------------
Comparison of the three months ended September 30, 1997 to the three months
---------------------------------------------------------------------------
ended September 30, 1996.
-------------------------

Selling, general and administrative (S.G. & A.) expenses increased by $2,170,000 over the comparable quarter in 1996. As a percentage of net sales, S.G. & A. decreased by one and eight tenths of a percentage point (25.3% versus 27.1% in 1996). The S.G. & A. increase was primarily attributable to the Filko acquisition and variable selling and distribution expenses related to the $21,446,000 sales growth. Both of these elements of cost will be reduced, as strict controls on new customer acquisition costs impact future quarters and Filko becomes fully integrated.

Other income - net increased by $101,000 in 1997 as compared to 1996 primarily due to higher earnings from joint ventures offset by an increase in the loss on sale of accounts receivable.

Interest expense for the quarter increased by $55,000 as compared to 1996. Reductions in debt were offset by higher interest rates.

Taxes based on earnings decreased by $345,000 as compared to 1996 primarily due to improved earnings before taxes partially offset by the tax benefits from the loss carryforward in Canada.


INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the nine months ended September 30, 1997 to the nine months
-------------------------------------------------------------------------
ended September 30, 1996.
-------------------------

Net sales increased $50,801,000 or 9.0% from the comparable period in 1996 primarily due to sales resulting from recent acquisitions and a sales increase within the Climate Control Division. Excluding the revenues from acquisitions not present in last year's comparable period, net sales increased in 1997 by 0.7%.

The gross margin percentage for the nine-month period in 1997 of 32.0% was slightly below the margin of 32.2% from the comparable period in 1996. This increase in cost of goods sold primarily reflects the Company's continued expansion into lower margin products. As compared to 1996, the current year's gross margin percentage was favorably affected by an overall decrease (1.2%) in sales deductions as a percentage of net sales offset by increased sales of lower margin products within the Climate Control Division.

Selling, general and administrative (S.G. & A.) expenses increased by $15,165,000 over the comparable period in 1996. As a percentage of net sales, S.G. & A. increased by two tenths of a percentage point (26.9% in 1997 versus 26.7% in 1996). This S.G. & A. increase was primarily attributable to $16,400,000 in costs related to new acquisitions not present in 1996, including goodwill amortization expenses. Higher variable selling and distribution expenses due to increased sales and new customer acquisition costs related primarily to a major customer changeover also contributed to the S.G. & A. increase.

Other income - net decreased by $616,000 primarily due to a decrease in investment income and an increase in the loss on sale of accounts receivable partially offset by higher earnings from joint ventures.

Interest expense increased by $1,866,000 as compared to 1996 due primarily to higher average borrowings needed to finance recent acquisitions and to support higher accounts receivable partially offset by reductions in inventory, at all operations.

Taxes based on earnings decreased by $2,483,000 as compared to 1996 primarily due to reduced earnings before taxes coupled with the tax benefits from the loss carryforward in Canada.

                         PART II - OTHER INFORMATION
                         ---------------------------



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------



 (a)    Exhibit(s)
        ---------

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



                                                 STANDARD MOTOR PRODUCTS, INC.
                                                 ----------------------------
                                                         (Registrant)






November 14, 1997                                Michael J. Bailey
-----------------                                -----------------
      (Date)                                     Vice President Finance,
                                                 Chief Financial Officer


















                                              - 11