Form 10-K
period 1997-12-31
STANDARD MOTOR PRODUCTS INC
filed 1998-03-31
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           DECEMBER 31, 1997
                         ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW YORK                                         11-1362020
        --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                11101
--------------------------------------------                -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code           (718) 392-0200
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
COMMON STOCK                                      NEW YORK STOCK EXCHANGE
------------                                      -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 1998 of $20.625 per share held by non-affiliates of the registrant was $159,951,928. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on February 28, 1998 there were 13,076,695 shares outstanding of the Registrant's Common Stock.

                                     PART I

ITEM 1.  BUSINESS
         --------
(A) GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

      Registrant manufactures replacement parts and automotive related items for the automotive industry. Product groups include automotive ignition systems, wires and cables, fuel system parts, climate control systems service line and brake systems parts.

      In January 1997, the Registrant acquired the assets of the Filko Automotive Division of F & B Manufacturing Company for approximately $6,200,000 plus certain future consulting and non-compete payments amounting to approximately $1,700,000. Filko Automotive headquarters were in Des Plaines, Illinois, when acquired but have been subsequently merged into the Standard Division by the end of 1997. Filko Automotive assembles and distributes ignition, emissions and wire products to traditional and retail aftermarket customers in North America under the Filko and Cobra brands. The acquisition increased consolidated net sales by approximately 19,000,000 in 1997 and had an immaterial effect on consolidated net earnings for the same period.

      In July 1997 the Registrant signed a letter of intent to exchange its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. This anticipated transaction will involve an exchange of certain assets, assumption of certain liabilities, and possible payment of cash to achieve an equivalent exchange value. The Registrant filed the transaction with the Department of Justice and received regulatory approval of the exchange in December of 1997. Execution of the exchange was completed on March 30, 1998. The brake business is reported in the Registrant's December 31, 1997 consolidated financial statements as a discontinued operation. The Registrant's December 31, 1997 consolidated financial statements reflect a $14,500,000 loss on the disposal of the brake business, which consists of an estimated loss on the exchange of the business of $14,000,000 and a provision of $500,000 for anticipated losses until the completion of the disposal.

      In September 1997, the Registrant acquired the oxygen sensor manufacturing business of AlliedSignal for approximately $10,200,000. The Company is in the process of relocating the manufacturing assets from the AlliedSignal plant in Fostoria, Ohio, to a new facility in North Carolina. The acquisition had an immaterial effect on consolidated net sales and net earnings for the year ended December 31, 1997.

      In October 1997, the Registrant signed a letter of intent to sell its Service Line business to R&B, Inc. This anticipated transaction will involve the sale of select assets of Champ and APS Service Lines and Pik-A-Nut Fastener Line. Closing on the sale, which is anticipated in Mid-1998, is subject to reaching a definitive purchase agreement. The Service Line Business is reported in the Registrant's December 31, 1997 consolidated financial statements as a discontinued operation. The Registrant's consolidated financial statements reflect a loss on the disposal of the Service Line business of $12,500,000, consisting of an estimated loss on the sale of the business of $12,000,000 and a provision of $500,000 for anticipated operating losses until the closing of the sale.

      In April 1996, the Company formed a 50-50 joint venture with ATS Automated Tooling Systems, Inc. for the purpose of further development and commercialization of a heat battery. The heat battery is a vehicle engine coolant thermal energy management system with improved heater/defroster and emission reduction benefits. The product is being sold to VOTEX, a subsidiary of Volkswagen, for dealer installations and the product is being tested by original equipment car manufacturers in the United States and Europe.

      The Registrant also holds exclusive licenses for two other new technologies under development; a Exhaust Heat Recovery system and a Dual Energy Ignition system.

      All of the technologies noted are currently under varying levels of development. Most of them are currently under tests at various vehicle OEM's in both Europe and North America; as well as governmental and environmental agencies to develop the next generation of ultra-low fuel consumption vehicles.

      REPLACEMENT PARTS MARKET The size of the replacement parts market depends, in part, upon the average age and number of cars on the road and the number of miles driven per year. According to the Motor Vehicle Manufacturers Association and United States government sources, all three of the above factors increased from 1990 through 1997 and this trend is projected to continue during the balance of the 1990's. Conversely, the replacement parts market has been negatively impacted by the fact that the quality of today's automotive vehicles and their component parts has improved, thereby lengthening the repair cycle. The replacement market is thus expected to have minimal growth over the next few years.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
    ---------------------------------------------

      DISTRIBUTION OF SALES The table below shows the registrant's sales by product groups.

                             YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)
                                      1997                         1996                          1995
                             -----------------------    ---------------------------    --------------------------
                                             % OF                          % OF                            % OF
                               AMOUNT       TOTAL          AMOUNT          TOTAL           AMOUNT         TOTAL
                               ------       -----          ------          -----           ------         -----
Ignition Parts                $268,478        35.2%       $ 261,957         36.3%        $ 231,431         34.9%
Wires and Cables                71,231         9.4%          61,226          8.5%           47,402          7.1%
Fuel System Parts               29,993         3.9%          33,185          4.6%           40,369          6.1%
Climate Control Systems       190,121         24.9%         157,039         21.7%          133,051         20.0%
                              --------      -------         -------         -----          -------         -----
Continuing Operations Total    559,823        73.4%         513,407         71.1%          452,253         68.1%
                               -------        -----         -------         -----          -------         -----
Champ Service Line              39,147         5.1%          42,598          5.9%           43,678          6.6%
Brake Parts                    164,202        21.5%         165,800         23.0%          167,554         25.3%
                               -------        -----         -------         -----          -------         -----
Discontinued Operations        203,349        26.6%         208,398         28.9%          211,232         31.9%
                               -------        -----         -------         -----          -------         -----
TOTAL                         $763,172         100%        $721,805          100%         $663,485        100.0%
                              ========         ====        ========          ====         ========        ======


      The business of the Registrant is not dependent on any single customer. In the year ended December 31, 1997, the registrant's five largest customers accounted for approximately 32% of sales, or approximately $244,378,000

      IGNITION PARTS Replacement parts for automotive ignition and emission control systems account for about 35% of the Registrant's total revenues and for approximately 48% of the Registrants revenues from continuing operations. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches and sensors. The Registrant is a basic manufacturer of many of the ignition parts it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and import, including passenger car, truck, farm, off-road and marine applications.

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

      Electronic control modules and electronic voltage regulators comprise a significant portion of registrant's total ignition sales. The Registrant is one of the few aftermarket companies that manufactures these parts, and the first independent aftermarket supplier to manufacture the complex electronic control modules for distributor-less ignition systems. The Registrant's Electronic Business Unit consists of design work and highly-automated manufacturing operations, which are performed in Orlando, FL, and assembly operations, which are performed in Hong Kong and Puerto Rico.

      The Registrant's sales of such parts as sensors, valves and solenoids have increased steadily as auto manufacturers equip their cars with more complex engine management systems. New government emission laws including the 1990 Federal Clean Air Act are increasing automotive repair activity creating an increase in parts sales. Although there is much controversy over how quickly these new procedures will be implemented, there is no doubt they will have a positive impact on sales of the registrant's products. The Registrant is a basic manufacturer of oxygen sensors, throttle position sensors, air pump check valves, coolant temperature sensors, air charge temperature sensors, EGR valves, idle air control valves and MAP sensors. In September 1997, the Company acquired the oxygen sensor manufacturing business of AlliedSignal and is the process of relocating the manufacturing assets from AlliedSignal's plant in Fostoria, Ohio, to a new facility in North Carolina. This acquisition should greatly improve the Company's position in this growing emissions market.

      The joint venture entered into in 1992 with Blue Streak Electronics, Inc., a rebuilder of engine management computers and MAF sensors, has positioned the registrant as a key supplier in the fast growing remanufactured electronics market. In 1994, the registrant increased its offering of remanufactured computers, and instituted a program to offer slower-moving items by overnight shipment from its factory. This has enabled the Registrant's customers to expand their coverage without increasing inventory investment. In 1995, Blue Streak Electronics, Inc. opened a research and development center in Haifa, Israel. A joint venture with Intermotor Limited, initiated at the beginning of 1996, supplies rebuilt engine computers for Europe. In 1997 a branch of Blue Streak Electronics, Inc. was opened in Boca Raton, Florida to meet the growing demand of the U.S. market for overnight repair of slower moving engine computers.

      The Registrant manufactures MAP/Barometric Pressure sensors - electronic devices which measure air pressure and convert it to computer inputs. Using an integrated electronic pressure module developed by Motorola, the Standard design offers advantages in reduced component count, higher yield, and greater reliability. The joint Standard/Motorola effort reduced the design-to-market cycle by many months, while raising quality and lowering costs.

      In July 1996, the Registrant acquired a majority equity interest in Intermotor Holdings Limited, an English Company that manufactures and distributes a broad line of engine management products, primarily to European customers. Intermotor is an important addition since it provides a solid base to increase sales in Europe, a market that is forecast to grow at a rate more than double the U.S.

      BRAKE SYSTEM PRODUCTS In 1986, the Registrant acquired the EIS Brake Parts Division from Parker-Hannifin Corporation. The division manufactures a full line of brake replacement parts and also markets many special tools and fluids used by mechanics who perform brake service. EIS has a long established reputation in the industry for quality products and engineering excellence.

      EIS brake products account for approximately 22% of the Registrant's total 1997 revenues. In July 1997, the Company signed a letter of intent to exchange its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. Execution of the exchange was completed on March 30, 1998. The brake business is reported in the Registrant's December 31, 1997 consolidated financial statements as a discontinued operation. The execution of the exchange will enable the registrant to concentrate on the product lines in which it has the greatest expertise, and work towards achieving further efficiencies and improvements in those lines.

      WIRES AND CABLES Wire and cable parts account for about 9% of the Registrant's total 1997 revenues and for approximately 13% of the Registrants revenues from continuing operations. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

      A major part of this product line is the sale of ignition wire sets. The Registrant has historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. With the growing customer interest in lower-priced products, the Registrant introduced a second line of wire and cable products in 1989. This line has steadily expanded to include import coverage, and in 1995 was offered under the Tru-Tech brand name.

      The acquisition of Federal Parts Corporation in February 1996, the leading supplier of economy wire sets in the industry, expanded the Registrant's presence in the ignition wire business. The acquisition of Filko Automotive (January 1997) further expanded wire sales within its existing presence in the retail market.

      FUEL SYSTEM PARTS Fuel system parts account for about 4% of the Registrant's total 1997 revenues and for approximately 5% of the Registrants revenues from continuing operations. The Registrant manufactures and markets over 2,000 parts for the maintenance and repair of automotive fuel systems. These include parts for carburetors, mechanical and electric fuel pumps, and fuel injection systems.

      For several decades, the Registrant's most important fuel system product was the carburetor rebuilding kit. Sales of these kits have been declining in recent years contributing to the 10%, or more, decline in fuel system parts over the past year, since nearly all new cars are equipped with electronic fuel injection systems. However, the Registrant's sales of fuel injection parts have steadily increased, partially offsetting the kits decline, and this segment of the business is expected to continue to grow.

      CLIMATE CONTROL SYSTEMS The Registrant manufactures, re-manufactures, and markets a complete line of replacement parts for automotive climate control systems (air conditioning and heating), under the brand names Four Seasons, Factory Air, Trumark, API/ADI, Hayden, and Unimotor. Four Seasons also offers private label packaging to its larger accounts. 1997 revenues from the Four Seasons Division account for approximately 25% of the Registrant's total sales and for approximately 34% of the Registrant's revenues from continuing operations.

      In 1997, Four Seasons continued its double digit annual sales growth with a 21% increase in sales, including acquisitions and a 14% increase in sales excluding the effects of acquisitions not present for a full year in 1996, and is now one of the industry's largest aftermarket suppliers of automotive climate control products.

      Following the 1995 acquisition of API/ADI in Cumming, Georgia, a manufacturer of steel filter dryers and accumulators, and the start up of Unimotor in St. Thomas, Ontario, a manufacturer of radiator fan and blower motors, the acquisition of Hayden was completed in late 1996. Hayden is a basic manufacturer of fan clutches, transmission oil coolers, and heat exchangers located in Corona, California. The addition of fan clutches adds the dimension of power train cooling to Four Seasons interior climate control products. Four Seasons Heat Exchange facility, a start up operation located in Dallas, Texas, began producing aluminum evaporators and related parts in 1996.

      During 1996, Four Seasons strengthened its core business by becoming the first aftermarket company ever to manufacture completely new air conditioning compressors. In 1997, Four Seasons offered more than ten models of new compressors manufactured in its Grapevine, TX. facility. Additionally, Four Seasons strengthened its presence in the international market by opening a new European distribution center in Strasbourg, France, which became fully operational in January of 1997. Four Seasons Europe (FSE) will assure the rapid availability of Four Seasons climate control products throughout Europe, Africa, and the Middle East. A joint venture with Valeo, SA, one of the largest European automotive equipment manufacturers was begun in April of 1997 to remanufacture air conditioner compressors for the developing European market.

      In July 1997, the Company signed a letter of intent to exchange its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. Execution of the exchange, which was completed in March 1998, will enable the Company to concentrate on the product lines in which it has the greatest expertise and work towards achieving further efficiencies and improvements in those lines. The addition of Cooper's temperature control business with the Company's existing temperature control business will enable the Company to achieve operational synergy's which should provide for substantial cost savings.

      SERVICE LINE PRODUCTS In 1997, the Service Line accounted for approximately 5% of the registrant's total sales. The division markets over 9,000 different automotive-related items, ranging from mirrors, window cranks and antennas to cleaning and polishing materials, specialty tools and maintenance supplies.

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

      In October 1997 the Restraint signed a letter of intent to sell its Service Line business to R&B Inc. This anticipated transaction will involve the sale of related assets of Champ and APS Service Lines and Pik-A-Nut Fastener Line. Closing on the sale which is anticipated in Mid-1998 is subject to reaching a definitive purchase agreement. The Service Line Business is reported in the Registrant's December 31, 1997 consolidated financial statements as a discontinued operation. The sale is part of the Registrants continuing effort to concentrate on the product lines in which it has the greatest expertise and work towards achieving further efficiencies and improvements in those lines.


(C) NARRATIVE DESCRIPTION OF BUSINESS

      SALES AND DISTRIBUTION The Registrant sells its products primarily throughout the United States and Canada under its proprietary brand names and private labels to approximately 1,200 warehouse distributors and major retailers, who distribute to approximately 20,000 jobber outlets. The jobbers sell the Registrant's products primarily to professional mechanics, and secondarily to consumers who perform their own automobile repairs. The Registrant has a direct field sales force of approximately 320 persons. The acquisition of Intermotor Holdings Ltd. and the opening of a Climate Control distribution center in France offer the Company further sales opportunities outside of North America.

      The Registrant generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.e. jobbers and professional mechanics). In 1997 the registrant conducted approximately 4,000 instructional clinics, which teach mechanics how to diagnose and repair complex new electronic ignition systems, automotive brake systems and climate control systems. The registrant also publishes and sells service manuals to registered mechanics. In addition, our Standard Plus Club, a professional service dealer network comprising approximately 13,000 members, offers technical and business development support and has a technical service telephone hotline.

      The Company's continued expansion into the retail market by selling its products to large retail chains, such as Autozone, Pep Boys, Advance and many others. The Registrant expects continued growth in the retail market in future years.

      PRODUCTION AND ENGINEERING: The Registrant engineers, tools and manufactures many of the components for its products, except for certain commonly available small parts in climate control, brake and fuel system products and all of the Champ Service Line and certain very low volume products in all product lines. The Company also performs its own plastic and rubber molding operations, extensive screw machining and stamping operations, automated electronics assembly and a wide variety of other processes.

      The Registrant has engineering departments staffed by 150 persons, approximately 53% of whom are graduate engineers. The departments perform product research and development and quality control and, wherever practical, design machinery for automation of the registrant's factories.

      As new models of automobiles, trucks, tractors, buses and other equipment are introduced, the Registrant engineers and manufactures replacement parts for them. The Registrant employs and trains tool and die makers needed in its manufacturing operations.

      COMPETITION Although the Registrant is a leading independent manufacturer of automotive replacement parts and supplies, it faces substantial competition in all markets that it serves. A number of major manufacturers of replacement parts and supplies are divisions of companies having greater financial resources than those of the Registrant. In addition, automobile manufacturers supply virtually every replacement part sold by the Registrant.

      The competitive factors affecting the Registrant's products are primarily product quality, customer service and price. The Registrant's business requires that it maintain inventory levels sufficient for the rapid delivery requirements of customers. Management believes that it is able to compete effectively and that its trademarks and trade names are well known and command respect in the industry.

      BACKLOG Backlog is maintained at minimal levels by the Registrant. The
       Registrant primarily fills orders, as received, from inventory and manufactures to maintain minimum inventory levels.

      SUPPLIES The principal raw materials purchased by the Registrant consist of brass, electronic components, fabricated copper (primarily in the form of magnet wire and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, thermo-set and thermo plastic molding powders, cast iron castings and friction lining materials. All of these materials are purchased in the open market and are available from a number of prime suppliers.

      INSURANCE The Registrant maintains basic liability coverage (general, product and automobile) of $1 million and umbrella liability coverage of $50 million. Historically, the Registrant has not experienced casualty losses in any year in excess of its coverage. Management has no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed the Registrant's coverage.

      EMPLOYEES The Registrant has approximately 4,400 employees in the United States, Canada, Puerto Rico, Israel, Europe and Hong Kong. Of these, approximately 2,300 are production employees. Long Island City, New York production employees are covered by a collective bargaining agreement with the United Auto Workers, which expires on October 1, 1998. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 7, 2000. Berlin, Connecticut employees were covered by a collective bargaining agreement with the United Auto Workers, which expired on June 1, 1995. These employees have been working since June 1, 1995 without a collective bargaining agreement. The Registrant believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers. There have been no significant strikes or work stoppages in the last five years.


(D) FINANCIAL INFORMATION ABOUT EXPORT AND FOREIGN SALES

      The Registrant sells its general line of products primarily through Canada, Latin America, Europe and the Middle East. The tables below shows the export and foreign sales for the last three years:

                                        (U.S. DOLLARS IN THOUSANDS)
    YEARS ENDED DECEMBER 31,        1997          1996           1995
    ------------------------        ----          ----           ----

    Canada                           $36,144      $ 38,341       $ 38,876
    Europe                            24,800         9,875             --
                                ------------- ------------- --------------
         Total Foreign               $60,944       $48,216        $38,876
                                ============= ============= ==============

         Export Sales                $15,843       $12,243        $11,768
                                ============= ============= ==============

ITEM 2.        PROPERTIES

The registrant maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

The table below describes the registrant's principal physical properties. (For information with respect to rentals, see note 17 of Notes to Consolidated Financial Statements on page F14.).

                                                                                                OWNED OR
                       STATE OR                                                                 LEASE EXP.
  LOCATION             COUNTRY         PRINCIPAL BUSINESS ACTIVITY                 SQUARE FEET  DATE
  --------             -------         ---------------------------                 -----------  ----

  Manila               AR              Manufacturing and Distribution                 369,300  Owned
                                          (Brakes)
  Corona               CA              Manufacturing and Distribution                  65,400  1998
                                          (Climate Control)
  Ontario              CA              Manufacturing (Brakes) and                     250,200  2003
                                           Distribution (Various)
  Berlin               CT              Administration and Manufacturing  (Brakes)     250,000  Owned
  Bradenton            FL              Manufacturing (Ignition & Wire)                 52,000  2004
  Orlando              FL              Manufacturing (Ignition)                        50,600  2006
  Cumming              GA              Manufacturing (Climate Control)                 32,000  2000
  Cumming              GA              Distribution (Climate Control)                  30,000  2000
  Bensenville          IL              Administration (Ignition & Wire)                14,000  2002
  Huntington           IN              Distribution (Service Line)                     63,000  2000
  Edwardsville         KS              Administration, Manufacturing                  355,000  Owned
                                          (Wire) and Distribution (Wire
                                          and Service Line)
  Holbrook             MA              Distribution (Ignition & Wire)                  12,100  1999
  Jessup               MD              Distribution (Ignition & Wire)                  10,000  1998
  Reno                 NV              Distribution (Ignition)                         67,000  Owned
  Long Island City     NY              Administration and                             318,000  Owned
                                          Manufacturing (Ignition)
  Coppell              TX              Administration and Distribution                168,000  Owned
                                          (Climate Control)
  Coppell              TX              Distribution (Climate Control)                 119,800  1999
  Dallas               TX              Manufacturing (Climate Control)                 28,400  1998
  Dallas               TX              Distribution (Wire)                             57,300  1999
  Grapevine            TX              Manufacturing (Climate Control)                180,000  Owned
  Disputanta           VA              Distribution (Ignition and Service Line)       411,000  Owned
  Fajardo              PR              Manufacturing (Ignition)                       114,000  2007
  Fajardo              PR              Manufacturing (Ignition)                        24,100  2004

  Mississauga          CANADA          Administration and Distribution                128,400  2006
                                          (Various)
  Anjou                CANADA          Administration and Manufacturing                64,000  2002
                                          (Brakes)
  St. Thomas           CANADA          Manufacturing (Climate Control)                 40,000  Owned




  Mississauga          CANADA          Manufacturing (Brakes)                          94,600  2004
  Hong Kong            HK              Manufacturing (Ignition)                        19,300  2000
  Nottingham           ENGLAND         Administration and Distribution                 29,000  Owned
                                          (Ignition and Wire)
  Nottingham           ENGLAND         Manufacturing (Ignition and Wire)               29,400  Owned
  Nottingham           ENGLAND         Manufacturing (Ignition and Wire)               15,700  Owned


ITEM 3.       LEGAL PROCEEDINGS

Currently, there are no legal proceedings which management deems would have a material economic impact on the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS:
        -------

The Company's stock is listed on the New York Stock Exchange. The number of Shareholders of record of Common Stock on February 28, 1998 was approximately 775 including brokers who hold approximately 7,533,000 shares in street name. The quarterly market price and dividend information is presented in the following chart.

Price Range of Common Stock and Dividends

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.

--------------------------------------------------------------------------------
  1997  QUARTER        HIGH     LOW      DIVIDEND        1996  QUARTER         HIGH      LOW     DIVIDEND
  ----  -------        ----     ---      --------        ----  -------         ----      ---     --------

        1st          $14.75    $13.13     $0.08                 1st           $16.25     $12.63       $.08
        2nd          $14.63    $13.13     $0.08                 2nd           $18.25     $16.00       $.08
        3rd          $23.38    $13.56     $0.08                 3rd           $17.88     $13.63       $.08
        4th          $25.00    $19.50     $0.08                 4th           $14.50     $13.38       $.08
--------------------------------------------------------------------------------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company. In the first quarter of 1998 the Company suspended the dividend due to losses incurred during the fourth quarter of 1997. The reinstatement of the dividend in the succeeding quarters of 1998 will be reviewed based upon achieving targeted financial results.

ITEM 6.      SELECTED FINANCIAL DATA
             -----------------------

                                                                       YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                     1997           1996           1995           1994           1993
                                             -----------------------------------------------------------------------------
(In thousands, except per share data)

Net sales                                     $     763,172   $   721,805     $  663,485     $  640,810     $  582,851
Net sales from continuing operations          $     559,823   $   513,407     $  452,253     $  434,252     $  384,978
Earnings (loss) from continuing operations
before cumulative effect of changes in
accounting principles                         $     (1,620)   $    23,866     $   16,851     $   21,929     $   19,918
Earnings (loss) from continuing operations
                                              $     (1,620)   $    23,866     $   16,851     $   21,929     $   18,829
Net earnings (loss)                           $    (34,524)   $    14,658     $   16,132     $   23,665     $   17,508
Earnings (loss) from continuing operations
per share before cumulative effect of
changes in accounting principles
                                              $      (0.12)   $      1.82     $     1.28     $     1.67     $     1.51
Earnings (loss) from continuing operations
per common share                              $      (0.12)   $      1.82     $     1.28     $     1.67     $     1.42
Net earnings (loss) per share                 $      (2.63)   $      1.12     $     1.23     $     1.80     $     1.32
Working capital                               $     177,426   $   210,962     $  232,173     $  189,207     $  188,220
Total assets                                  $     577,137   $   624,806     $  521,230     $  469,387     $  433,354
Long-term debt (excluding current portion)
                                              $     159,109   $   172,387     $  148,665     $  109,927     $  130,514
Stockholders' equity                          $     183,782   $   222,576     $  210,400     $  195,089     $  178,183
Stockholders' equity per share                $       14.01   $     16.95     $    16.03     $    14.82     $    13.47
Cash dividends per common share               $         .32   $       .32     $      .32     $      .32     $      .32



NOTE: Certain amounts on the above selected financial data schedule have been restated to reflect the Company's Brake and Service Lines as discontinued operations.


                               -------------------



ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS
             -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES - In 1997, cash provided by operations amounted to $71,692,000. This compares favorably to 1996 and 1995 when cash provided by/(used in) operations was $(21,153,000) and $801,000 respectively. For the year ended 1997 the net loss of $7,524,000 (after adjustment for the non-cash provision for loss on the disposal of the discontinued operations) was offset by decreases in inventories, accounts receivable, and other assets which amounted to $42,478,000, $10,210,000, and $11,031,000 respectively. Cash used in investing activities in 1997 was $31,910,000 primarily due to capital expenditures and payments for 1997 acquisitions. For the three years ended December 31, 1997, capital expenditures totaled $15,597,000, 21,389,000, and $16,651,000 respectively. Cash used in financing activities in 1997 of $27,352,000 was primarily due to the repayment of $19,000,000 in borrowings from bank lines, $18,000,000 in principal repayments on long-term financing and $4,200,000 in dividend payments, offset by $13,000,000 in proceeds from the issuance of new long term debt. In each of the three years in the three year period ended December 31, 1997, dividends paid were approximately $4,200,000.

In the first quarter of 1998 the Company suspended the dividend due to the losses incurred in the fourth quarter of 1997. The reinstatement of the dividend in succeeding quarters of 1998 will be reviewed based upon achieving targeted financial results.

In March 1998, the Company entered into a committed revolving credit facility with its existing banking group. The facility provides for unsecured lines of credit in the aggregate amount of $108,500,000 and expires on November 30, 1998. The new facility consists of two segments, A and B, which amount to $78,500,000 and $30,000,000, respectively, and bear interest at the prime interest rate plus 1.5% and 1.0% respectively. These rates compare unfavorably with the short term credit rates obtained by the Company during 1997 and as such will result in higher relative interest costs during 1998. These rates may be reduced, by 1.0% and .75% respectively, during 1998 based upon the Company's net income performance. On October 31, 1998 the Company must have paid in full any borrowings under Segment B. Prior to the expiration of this facility, it is the Company's intent to enter into a multi-year committed bank credit facility to meet its working capital requirements and raise additional capital to fund the future growth opportunities of the Company.

In addition, the Company will receive short term financing of approximately $22,500,000 from Cooper Industries, during 1998, in connection with the exchange of the Company's brake business for Cooper's temperature control business.

At December 31, 1997, the Company was not in compliance with certain covenant requirements associated with certain long term notes payable; however the Company received the appropriate waivers and certain amendments were made to the note agreements. The amendments contain, among other things, provisions for the payment of up front fees of 1.5% and an increase in the interest rates on each note payable of 1.25%. The increased interest rate may be reduced based upon the achievement of an earnings goal and the refinancing of the Company's short-term credit facility which will expire on November 30, 1998.

In 1998, the Company's required long term debt repayments will be approximately $24,373,000.

                               -------------------



Total debt (current and non-current) at December 31, 1997 decreased $25,068,000 as compared to December 31, 1996. This was mainly due to a decrease in inventories, accounts receivable, capital expenditures and payments for acquisitions. The Company is continuing to aggressively pursue ways to reduce inventories. Significant efforts are focusing on pack-to-order systems and improved requirements forecasting systems. Pack-to-order systems retain parts in a bulk state until an order is received for a specific brand of product.

The Company expects capital expenditures for 1998, to be approximately $15,000,000 primarily for new machinery and equipment. The Company anticipates that its present sources of funds and the proposed multi-year facility to be entered into during 1998 will continue to be adequate to meet its near term needs.

COMPARISON OF 1997 TO 1996
--------------------------
Net sales in 1997, assuming no businesses are divested were $763,200,000, an increase of $41,400,000 or 5.7% from the comparable period in 1996. Sales in 1997 from continuing operations were $559,823,000, up 9.0% from sales of $513,407,000 in 1996. Excluding revenues from acquisitions not present in 1996, total net sales and sales from continuing operations remained relatively flat as compared to in 1996. Sales increases in the Climate Control Systems division, reflecting market share gains and product line expansions, were offset by sales declines in the Engine Management division reflecting the general weakness in the automotive aftermarket.

Cost of goods sold from continuing operations increased $45,223,000 from $335,112,000 to $380,335,000. Gross margins, as a percentage of net sales, decreased from $34.7% to 32.1%. This decline reflects a higher mix of temperature control products and non-traditional business which have lower gross margins and reduced manufacturing efficiencies, as production schedules were lowered to reduce inventories.

Selling, general and administrative expenses from continuing operations in 1997, excluding bad debt expense, increased by 2.0% or $23,400,000 and as a percentage of net sales from continuing operations, increased from 26.1% to 28.1%. The increase in these expenses resulted primarily from a $3,000,000 provision for severance payments related to personnel reductions, higher new customer acquisition costs, increases in overhead costs as a result of the Filko acquisition (these costs are reduced significantly in 1998 as Filko has been integrated into the Company) and finally due to increases in costs to support the Company's high technology O.E. programs.

Bad debt expense from continuing operations, increased significantly in 1997 as a result of the bankruptcy filing of APS, Inc., a major customer. The Company continues to supply APS, Inc. but is cautiously limiting any further financial exposure.


Other income (expense), net, from continuing operations decreased by $712,000 primarily due to lower interest income as available cash early in 1997 was used to reduce short term borrowings under credit lines.

Interest expense from continuing operations, increased by $1,100,000 to $14,200,000 resulting from higher average interest rates.

                               -------------------



Taxes based on earnings, from continuing operations, reflect a benefit of $2,417,000 for 1997 as compared to expense of $9,400,000 for 1996. The significant decrease in tax expense is a result of the losses incurred by the Company during 1997. The current year tax benefit recognized was a function of the significant losses from the Company's U.S. operations being partially offset by earnings of the Company's Puerto Rico and Hong Kong subsidiaries, which have lower tax rates than the U.S. statutory rate. The combination of the foreign earnings and domestic losses results in a favorable effective tax rate of 65.2% against losses.

COMPARISON OF 1996 TO 1995 Net sales from continuing operations increased $61,200,000 or 13.5% from the comparable period in 1995 primarily due to a significant sales increases at the Climate Control Systems and Engine Management Divisions and sales resulting from 1996 acquisitions.

Cost of goods sold from continuing operations increased $39,305,000 from $295,807,000 to $335,112,000. Gross margins, as a percentage of net sales, remained relatively stable at approximately 34.7%.

Selling, general and administrative expenses, from continuing operations and including bad debt expense, increased by 5.1% or $6,461,000, and as a percentage of net sales, decreased from 28.1% to 26.0%. The decrease was primarily the result of lower bad debt expense, reduced sales force costs, reduced profit sharing payments and effective integration of the new acquisitions.

Other income (expense), net from continuing operations decreased $564,000 primarily due to lower income from investments and joint ventures.

Interest expense from continuing operations increased by $2,688,000 due to higher average borrowings. Taxes based on earnings increased $5,034,000. The effective tax rate in 1996 increased to 28.2% from 20.6% in 1995. The higher effective tax rate reflected the Company's inability to fully utilize, for tax purposes, a loss in Canada this year.

IMPACT OF INFLATION - Although inflation is not a significant issue, the Company's management believes it will be able to continue to minimize any adverse effect of inflation on earnings. This will be achieved principally by cost reduction programs and, where competitive situations permit, selling price increases.

FUTURE RESULTS OF OPERATIONS - The Company is continuing to face competitive pressures. In order to sell at competitive prices while maintaining profit margins, the Company is continuing to focus on overhead and cost reduction. The Company is proceeding with its restructuring program, becoming focused on the two product lines in which it can become number one in the market. The Company also anticipates significant synergy's to develop from the consolidation of Cooper Industries' temperature control business with the Company's existing temperature control business. These synergy's are expected to develop during 1998 and should have a material favorable impact on the 1999 results. In addition, the Company has implemented cost reductions in other areas which will have significant benefits in 1998. These actions, coupled with the new focus on Economic Value Added (EVA), will ensure that the Company invests wisely, in programs that exceed the cost of capital and focus on improving margins and asset utilization with existing investments.

                               -------------------


YEAR 2000 - The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information system. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is expensing all costs associated with these changes as costs are incurred, and does not expect the amounts required to be expended in the future in connection with this issue to have a material adverse effect on its financial position or results of operation.

The Company is also communicating with suppliers, customers, financial institutions and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties failure to remediate their own potential year 2000 problems. The inability of the Company or these other significant business partners to adequately address the year 2000 issues could cause disruption of the Company's operations.

RECENTLY ISSUED ACCOUNTING STANDARDS - The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", which became effective in 1997. This Statement requires the presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. "Dilutive" earnings per common share equals net income divided by the sum of the weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents that are anti-dilutive are excluded from net income per common share. All prior period amounts have been restated.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------



INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP

New York, New York
March 5, 1998, except as to the final
paragraphs of notes 8 and 9, which are
as of March 30, 1998




                                       F1

                       ---------------------------------

                 Standard Motor Products, Inc. and Subsidiaries
                     Consolidated Statements of Operations

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                         1997            1996             1995
                                                                         ----            ----             ----
Net sales ......................................................   $    559,823    $    513,407    $    452,253
Cost of sales ..................................................        380,335         335,112         295,807
-----------------------------------------------------------------------------------------------------------------
     Gross profit ..............................................        179,488         178,295         156,446
Selling, general and administrative expenses ...................        157,329         133,921         124,834
Bad debt expense ...............................................         12,704            (360)          2,266
-----------------------------------------------------------------------------------------------------------------
     Operating income ..........................................          9,455          44,734          29,346
Other income (expense), net (Note 14) ..........................            998           1,710           2,274
-----------------------------------------------------------------------------------------------------------------
                                                                         10,453          46,444          31,620
Interest expense (Note 3) ......................................         14,158          13,091          10,403
-----------------------------------------------------------------------------------------------------------------
     EARNINGS (LOSS) FROM CONTINUING OPERATIONS
     BEFORE TAXES AND MINORITY INTEREST ........................         (3,705)         33,353          21,217
-----------------------------------------------------------------------------------------------------------------
Minority interest ..............................................           (332)            (87)              0
-----------------------------------------------------------------------------------------------------------------
Taxes based on earnings (Note 15)
Current:
  Federal ......................................................           (276)          8,403           5,244
  State and local ..............................................            260             560             791
-----------------------------------------------------------------------------------------------------------------
                                                                            (16)          8,963           6,035
Deferred .......................................................         (2,401)            437          (1,669)
-----------------------------------------------------------------------------------------------------------------
                                                                         (2,417)          9,400           4,366
-----------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS .....................         (1,620)         23,866          16,851
-----------------------------------------------------------------------------------------------------------------
Discontinued operations (Note 3)
  Income (loss) from operations of discontinued
   Brake Group .................................................           (568)         (7,506)            601
  Estimated loss on disposal of Brake Group ....................        (14,500)              0               0
  Income (loss) from operations of discontinued
   Service Line Group ..........................................         (5,336)         (1,702)         (1,320)
  Estimated loss on disposal of Service Line Group .............        (12,500)              0               0
------------------------------------------------------------------------------------------------------------------
     EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS ..............        (32,904)         (9,208)           (719)
      -----------------------------------------------------------------------------------------------------------
     NET EARNINGS (LOSS) .......................................   $    (34,524)   $     14,658    $     16,132
-----------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE:
     Basic .....................................................   $      (0.12)   $       1.82    $       1.28
     Diluted ...................................................   $      (0.12)   $       1.82    $       1.28
     ------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) PER COMMON SHARE:
     Basic .....................................................   $      (2.63)   $       1.12    $       1.23
     Diluted ...................................................   $      (2.63)   $       1.12    $       1.23
     ------------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES ................................     13,119,404      13,130,849      13,125,892
AVERAGE NUMBER OF COMMON SHARES AND DILUTIVE
  COMMON SHARES ................................................     13,119,404      13,130,849      13,160,999
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



                         -----------------------------
                                       F2

                       ---------------------------------

                 Standard Motor Products, Inc. and Subsidiaries
                           Consolidated Balance Sheets





(DOLLARS IN THOUSANDS)
                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                1997        1996
                                                                                ----        ----

Current assets:
  Cash and cash equivalents .............................................   $  16,809    $   4,666
  Accounts receivable, less allowances for discounts and
   doubtful accounts of $18,654 (1996 - $5,499) (Note 4) ................     151,026      156,795
  Inventories (Note 5) ..................................................     189,006      229,210
  Deferred income taxes (Note 15) .......................................      22,005       20,668
  Prepaid expenses and other current assets .............................      11,630        7,131
--------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS ...............................................     390,476      418,470
--------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 3, 6 AND 9) ...................     126,024      126,919
--------------------------------------------------------------------------------------------------
GOODWILL, NET ...........................................................      30,674       34,417
--------------------------------------------------------------------------------------------------
OTHER ASSETS (NOTES 3 AND 7) ............................................      29,963       45,000
--------------------------------------------------------------------------------------------------
     TOTAL ASSETS .......................................................   $ 577,137    $ 624,806
--------------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable - banks (Note 8) ........................................   $  55,897    $  74,568
  Current portion of long-term debt (Note 9) ............................      24,373       17,492
  Accounts payable ......................................................      36,421       30,619
  Sundry payables and accrued expenses ..................................      67,224       59,795
  Accrued customer returns ..............................................      17,955       15,061
  Payroll and commissions ...............................................      11,180        9,973
--------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES ..........................................     213,050      207,508
--------------------------------------------------------------------------------------------------
LONG-TERM DEBT (NOTE 9) .................................................     159,109      172,387
--------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTE 15) .........................................       3,124        4,188
--------------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND
  OTHER ACCRUED LIABILITIES (NOTE 13) ...................................      18,436       18,576
--------------------------------------------------------------------------------------------------
MINORITY INTEREST .......................................................        (364)        (429)
--------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 9, 10, and 17)
Stockholders' equity (Notes 9, 10, and 11):
  Common Stock - par value $2.00 per share:
     Authorized 30,000,000 shares, issued 13,324,476 shares in 1997 and
       1996 (including 247,781 and 194,175 shares held as treasury shares
       in 1997 and 1996, respectively) ..................................      26,649       26,649
  Capital in excess of par value ........................................       2,763        2,705
  Loan to Employee Stock Ownership Plan (ESOP) ..........................      (1,665)      (3,345)
  Retained earnings .....................................................     161,514      200,235
  Foreign currency translation adjustment ...............................        (454)          71
--------------------------------------------------------------------------------------------------
                                                                              188,807      226,315
Less: Treasury stock - at cost ..........................................       5,025        3,739
--------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY .........................................     183,782      222,576
--------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $ 577,137    $ 624,806
--------------------------------------------------------------------------------------------------



                        -------------------------------
                                       F3

See accompanying notes to consolidated financial statements.



                        -------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


(In thousands)
                                                                                           YEARS ENDED DECEMBER 31,
                                                                                           ------------------------
                                                                                          1997        1996        1995
                                                                                          ----        ----        ----
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) ................................................................   $(34,524)   $ 14,658    $ 16,132
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Provision for loss on disposal of assets of discontinued operations .............     27,000        --          --
   Depreciation and amortization ...................................................     18,980      16,326      13,680
   (Gain) Loss on disposal of property, plant & equipment ..........................         64        (509)        101
   Proceeds from sales of trading securities .......................................       --         7,646      12,190
   Purchases of trading securities .................................................       --        (6,803)    (12,573)
   (Increase) in deferred income taxes .............................................     (2,393)        (68)     (1,671)
   Tax benefits applicable to ESOP .................................................        108         113         119
   Tax benefits applicable to the exercise of employee stock options ...............       --          --             6
   Change in assets and liabilities, net of effects from acquisitions and disposals:
     (Increase) decrease in accounts receivable, net ...............................     10,210     (26,025)     (2,095)
     (Increase) decrease in inventories ............................................     42,478     (13,303)    (17,749)
     (Increase) decrease in other assets ...........................................     11,031      (6,396)     (3,060)
     Increase (decrease) in accounts payable .......................................      1,899         784      (8,472)
     Increase (decrease) in other current assets and liabilities ...................     (4,808)       (251)     (1,799)
     Increase (decrease) in sundry payables and accrued expenses ...................      1,647      (7,325)      5,992
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................................     71,692     (21,153)        801
-----------------------------------------------------------------------------------------------------------------------
Proceeds from held-to-maturity securities ..........................................       --         6,252       6,400
Purchases of held-to-maturity securities ...........................................       --          (163)     (8,899)
Capital expenditures, net of effects from acquisitions .............................    (15,597)    (21,389)    (16,651)
Payments for acquisitions, net of cash acquired ....................................    (16,313)    (45,060)     (7,835)
-----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES ............................................    (31,910)    (60,360)    (26,985)
-----------------------------------------------------------------------------------------------------------------------
Net borrowings under line-of-credit agreements .....................................    (18,671)     58,625       3,600
Proceeds from issuance of long-term debt ...........................................     13,096      35,469      53,000
Principal payments of long-term debt ...............................................    (17,924)    (16,104)    (19,987)
Reduction of loan to ESOP ..........................................................      1,680       1,680       1,680
Proceeds from exercise of employee stock options ...................................        192         184         107
Purchase of treasury stock .........................................................     (1,528)       (147)       --
Dividends paid .....................................................................     (4,197)     (4,260)     (4,199)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................................    (27,352)     75,447      34,201
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ............................................       (287)       (126)         43
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ...............................     12,143      (6,192)      8,060
Cash and cash equivalents at beginning of year .....................................      4,666      10,858       2,798
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................   $ 16,809    $  4,666    $ 10,858
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
     Interest ......................................................................   $ 20,154    $ 17,136    $ 14,604
     Income taxes ..................................................................      3,391       5,436       7,642
-----------------------------------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.



                         ------------------------------
                                       F4


                     --------------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Equity


(IN THOUSANDS)


                              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------------------------

                                                                           MINIMUM     FOREIGN
                                                     CAPITAL IN  LOAN      PENSION     CURRENCY
                                            COMMON   EXCESS OF   TO       LIABILITY    RETAINED    TRANSLATION  TREASURY
                                             STOCK   PAR VALUE   ESOP    ADJUSTMENT    EARNINGS    ADJUSTMENT    STOCK      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                $26,649  $2,555   $(6,705)      $(1,204)   $177,904       $(139)   $(3,971)   $195,089
Net earnings - 1995                                                                      16,132                             16,132
Cash dividends paid                                                                      (4,199)                            (4,199)
Exercise of employee stock options                     (29)                                                        136         107
Minimum pension liability adjustment...                                       1,177                                          1,177
Tax benefits applicable to
  Employee Stock Ownership Plan                        119                                                                     119
Tax benefits applicable to the exercise
  of employee stock options                              6                                                                       6
Employee Stock Ownership Plan                                   1,680                                                        1,680
Foreign currency translation adjustment                                                                 289                    289
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                26,649   2,651    (5,025)          (27)     189,837         150     (3,835)    210,400
Net earnings - 1996                                                                      14,658                             14,658
Cash dividends paid                                                                      (4,260)                            (4,260)
Exercise of employee stock options                    (59)                                                         243         184
Minimum pension liability adjustment...                                         27                                              27
Tax benefits applicable to
  Employee Stock Ownership Plan                        113                                                                     113
Employee Stock Ownership Plan                                  1,680                                                         1,680
Purchase of treasury stock                                                                                        (147)       (147)
Foreign currency translation adjustment                                                                 (79)                   (79)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                26,649   2,705    (3,345)            0      200,235          71     (3,739)    222,576
Net earnings (loss) - 1997                                                              (34,524)                           (34,524)
Cash dividends paid                                                                      (4,197)                            (4,197)
Exercise of employee stock options                     (50)                                                        242         192
Minimum pension liability adjustment...                                                                                          0
Tax benefits applicable to
  Employee Stock Ownership Plan                        108                                                                     108
Employee Stock Ownership Plan                                  1,680                                                         1,680
Purchase of treasury stock                                                                                      (1,528)     (1,528)
Foreign currency translation adjustment                                                                (525)                  (525)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                $26,649 $2,763   $(1,665)           $0     $161,514       $(454)   $(5,025)   $183,782
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.




                          ---------------------------
                                       F5

                         -----------------------------
                            Standard Motor Products
                   Notes to Consolidated Financial Statements



1.                Summary of Significant Accounting Policies
--------------------------------------------------------------------------------
PRINCIPLES OF CONSOLIDATION

Standard Motor Products, Inc. (the "Company") is engaged in the manufacture and sale of automotive replacement parts.

          The consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has more than a 50% equity ownership.The Company's investments in unconsolidated affiliates are accounted for on the equity method. All significant intercompany items have been eliminated.

USE OF ESTIMATES

In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

RECLASSIFICATIONS

Where appropriate, certain amounts in 1995 and 1996 have been reclassified to conform with the 1997 presentation. Such reclassifications include amounts related to the disposals of the Brake and Service Line Businesses which have been accounted for as discontinued operations and accordingly, their operating results are segregated and reported separately in the accompanying consolidated statements of operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

At December 31, 1997 and 1996, held-to-maturity securities amounted to $7,200,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of December 31, 1997, the held-to-maturity securities mature within six years.

         The first-in, first-out method is used in computing realized gains or losses.

INVENTORIES

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                             ESTIMATED LIFE
                                             --------------
Buildings and Improvements                   10 to 33 1/2 years
Machinery and equipment                      7 to 12 years
Tools, dies and auxiliary equipment          3 to 8 years
Furniture and fixtures                       3 to 12 years
Leasehold improvements                       10 years or life of lease

GOODWILL

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization at December 31, 1997 and 1996, was $4,402,000 and $1,772,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see note 3).

FOREIGN CURRENCY TRANSLATION

Assets and liabilities are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded in a separate component of stockholders' equity.

REVENUE RECOGNITION
The Company recognizes revenues from product sales upon shipment to customers. The Company estimates and records provisions for cash discounts, quantity rebates, sales returns and warranties, in the period the sale is recorded, based upon its prior experience.

CUSTOMER ACQUISITION COSTS

Costs associated with the acquisition of new customer accounts are deferred and amortized over a twelve-month period.

INCOME TAXES

Deferred income taxes result from temporary differences in methods of recording certain revenues and expenses for financial reporting and income tax purposes (see Note 15).

NET EARNINGS PER COMMON SHARE

The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", which became effective in 1997. This Statement requires the presentation of two calculations of earnings

                        --------------------------------
                                       F6

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)


per common share. "Basic" earnings per common share shall equal net income divided by weighted average common shares outstanding during the period. "Dilutive" earnings per common share shall equal net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents that are anti-dilutive are excluded from net income per common share. All prior period amounts have been restated to reflect these calculations.

         Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share (net income as reported is the numerator in each calculation):

                                      1997               1996           1995
--------------------------------------------------------------------------------
Weighted average common
  shares outstanding .............  13,119,404       13,130,849      13,125,892
Effect of dilutive
  securities - options ...........  --                  --               35,107
Weighted average common equivalent
  shares outstanding-
  assuming dilution ..............  13,119,404       13,130,849      13,160,999
--------------------------------------------------------------------------------
STOCK OPTION PLANS

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (See note 11).

CONCENTRATIONS OF CREDIT RISK

Financial instruments that
potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions. Members of one marketing group represent the Company's largest group of customers and accounted for approximately 14%, 16% and 15% of consolidated net sales for the years ended December 31, 1997, 1996 and 1995, respectively. One individual member of this marketing group accounted for less than 10% of net sales for the year ended December 31, 1997, 11% in 1996 and less than 10% in 1995. The Company's five largest individual customers, including the members of this marketing group, accounted for 32%, 34% and 29% of net sales in 1997, 1996, and 1995 respectively.

2. ACQUISITIONS
---------------

          During 1996 the Company acquired and accounted for as a purchase, four businesses as follows:

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

          During 1997, the Company acquired and accounted for as a purchase, two additional businesses as follows:

          In January 1997, the Company acquired the assets of the Filko Automotive division of F&B Manufacturing Company for approximately $7,900,000. Filko Automotive headquarters were located in Des Plaines, Illinois, when acquired but have been subsequently merged into the Standard Division by the end of 1997. The acquisition increased consolidated net sales by approximately $19,000,000 in 1997 and had an immaterial effect on consolidated net earnings, from continuing operations, for the same period.

          In September 1997, the Company acquired the oxygen sensor manufacturing business of AlliedSignal for approximately $10,200,000. The Company is in the process of relocating the manufacturing assets from the AlliedSignal plant in Fostoria, Ohio, to a new facility in North Carolina. The acquisition had an immaterial effect on consolidated net sales and consolidated net earnings, from continuing operations, for the year ended December 31, 1997.

         The Company's acquisitions were funded from cash, short term borrowings and a portion of the proceeds of the $73,000,000 note payable. Assets acquired consisted principally of accounts receivable, inventory and property, plant and equipment. In aggregate, the excess of the purchase prices over the fair value of the net assets acquired during 1997 and 1996 were approximately $8,500,000 and

                  -------------------------------------------
                                       F7


                                                   (continued on following page)

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)


$32,000,000 respectively. The operating results of these acquired businesses have been included in the consolidated financial statements from the time of each respective acquisition.

3. DISCONTINUED OPERATIONS BRAKE BUSINESS

          In July 1997, the Company signed a letter of intent to exchange its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. This anticipated transaction will involve an exchange of certain assets, assumption of certain liabilities, and possible payment of cash to achieve an equivalent exchange value. The Company filed the transaction with the Department of Justice and received regulatory approval of the exchange in December of 1997. Execution of the exchange, which is anticipated in March 1998, is subject to reaching a definitive Purchase Agreement.

          The estimated loss on the disposal of the Brake Business is $14,500,000 consisting of an estimated loss on the disposal of the business of $14,000,000 and a provision of $500,000 for anticipated operating losses until the completion of the disposal. The income (loss) from operations of the discontinued Brake Business includes an allocation of consolidated interest based upon the ratio of net assets of the discontinued Brake Business to the total net assets of the Company, which are applicable to interest bearing expenses. The interest allocated to the discontinued Brake Business amounted to $5,183,000, $4,594,000 and $3,253,000 for the years ended December 31, 1997,
1996, and 1995 respectively.

          The operating results of the discontinued Brake Business are summarized as follows:

                                               For the Years Ended December 31,
(In thousands)                                   1997         1996        1995
--------------------------------------------------------------------------------
Net Sales .................................   $ 164,202    $ 165,800    $167,554
--------------------------------------------------------------------------------
Income (loss) from operations
 before income taxes ......................        (568)     (10,573)      1,311
Income taxes ..............................        --         (3,067)        710
--------------------------------------------------------------------------------
Income (loss) from operations .............        (568)      (7,506)        601
--------------------------------------------------------------------------------
Estimated loss on disposal ................     (14,500)        --          --
Income Taxes ..............................        --           --          --
--------------------------------------------------------------------------------
Net loss on disposal ......................     (14,500)        --          --
--------------------------------------------------------------------------------
Total loss on discontinued operation ......   $ (15,068)   $  (7,506)   $    601
--------------------------------------------------------------------------------


          The $14,500 loss associated with the disposal of the Brake business reflects no income tax benefit. The net assets retained and held for sale at December 31, 1997, of the discontinued Brake Business are summarized as follows:

(In thousands)                                                            HELD
                                               TOTAL       RETAINED     FOR SALE
--------------------------------------------------------------------------------
Current Assets ..........................    $ 77,266     $ 32,161     $ 45,105
Property, plant and equipment, net ......      28,952          465       28,487
Other non-current assets
 net of amortization ....................       1,202         --          1,202
Current Liabilities .....................     (22,253)     (18,167)      (4,086)
Other Liabilities .......................     (12,447)     (12,447)        --
--------------------------------------------------------------------------------
Net assets of the
discontinued Brake business .............    $ 72,720     $  2,012     $ 70,708
--------------------------------------------------------------------------------

SERVICE LINE BUSINESS

          In October 1997, the Company signed a letter of intent to sell its Service Line business to R&B, Inc. This anticipated transaction will involve the sale of selected assets of Champ and APS Service Lines and the Pik-A-Nut Fastener Line. Closing on the sale, which is anticipated in mid-1998, is subject to reaching a definitive Purchase Agreement.

          The estimated loss on the disposal of the Service Line Business is $12,500,000, consisting of an estimated loss on the sale of the business of $12,000,000 and a provision of $500,000 for anticipated operating losses until the closing of the sale. The loss from operations of the discontinued Service Line includes an allocation of consolidated interest based upon the ratio of net assets of the discontinued Service Line Business to the total net assets of the Company which are applicable to interest bearing expenses. The interest allocated to the discontinued Service Line Business amounted to $975,000, $1,110,000 and $962,000 for the years ended December 31, 1997, 1996, and 1995 respectively.

          The operating results of the discontinued Service Line Business are summarized as follows:

                                                FOR THE YEARS ENDED DECEMBER 31,
(In thousands)                                1997          1996          1995
--------------------------------------------------------------------------------
Net Sales ............................     $ 39,147      $ 42,598      $ 43,678
--------------------------------------------------------------------------------
Income (loss) from operations
 before income taxes .................       (5,336)       (2,935)       (2,237)
Income taxes .........................         --          (1,233)         (917)
--------------------------------------------------------------------------------
Loss from operations .................       (5,336)       (1,702)       (1,320)
Estimated loss on disposal ...........      (12,500)         --            --
Income taxes .........................         --            --            --
--------------------------------------------------------------------------------
Net loss on disposal .................      (12,500)         --            --
--------------------------------------------------------------------------------
Total loss on discontinued
  operation ..........................     $(17,836)     $ (1,702)     $ (1,320)
--------------------------------------------------------------------------------

          The $12,500,000 loss associated with the disposal of the Service Line Business reflects no income tax benefit.



                 ---------------------------------------------
                                       F8

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)


          The net assets retained and held for sale at December 31, 1997, of the discontinued Service Line Business are summarized as follows:

(In thousands)                                                             HELD
                                                TOTAL       RETAINED    FOR SALE
--------------------------------------------------------------------------------
Current Assets ...........................     $ 12,933      $ 5,196      $7,737
Property, plant and equipment, net .......          662         --           662
Other non-current assets
 net of amortization .....................          184          184        --
Current Liabilities ......................       (8,020)      (8,020)       --
Other Liabilities ........................         --           --          --
--------------------------------------------------------------------------------
Net assets of the discontinued
Service Line Business ....................     $  5,759      $(2,640)     $8,399
--------------------------------------------------------------------------------

4.       SALE OF ACCOUNTS RECEIVABLE
         ---------------------------

          The Company sells certain accounts receivable to its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. On March 19, 1997, SMP Credit Corp., entered into a two year agreement whereby it can sell up to a $25,000,000 undivided ownership interest in a designated pool of certain of these eligible receivables. At December 31, 1997 and 1996, net accounts receivables amounting to $25,000,000 had been sold under this agreement and a prior agreement which expired on March 31, 1997. These sales were reflected as reductions of trade accounts receivable in 1997 and 1996 and the related fees and discounting expense were recorded as other expense.

5.        INVENTORIES
          -----------
 (In Thousands)
                                                               DECEMBER 31,
                                                               ------------
                                                       1997               1996
--------------------------------------------------------------------------------
Inventories consist of:
Finished goods ...........................           $124,224           $152,404
Work in process ..........................              5,392              4,283
Raw materials ............................             59,390             72,523
--------------------------------------------------------------------------------
Total inventories ........................           $189,006           $229,210
--------------------------------------------------------------------------------

6.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------
(In thousands)                                                 DECEMBER 31,
                                                            1997          1996
--------------------------------------------------------------------------------
Property, plant and equipment consist of the following:
     Land, buildings and improvements ............       $ 75,752       $ 72,785
     Machinery and equipment .....................        104,178         93,446
     Tools, dies and auxiliary equipment .........         10,029          9,196
     Furniture and fixtures ......................         22,841         21,323
     Leasehold improvements ......................          7,213          7,105
     Construction in progress ....................          8,840         12,013
                                                       -------------------------
                                                          228,853        215,868
Less accumulated depreciation
and amortization .................................        102,829         88,949
--------------------------------------------------------------------------------
Total property, plant and
equipment, net ...................................       $126,024       $126,919
--------------------------------------------------------------------------------
7.       OTHER ASSETS
         ------------

(In thousands)
                                                                 DECEMBER 31,
                                                                 ------------
                                                             1997          1996
--------------------------------------------------------------------------------
Other assets consist of the following:
     Deferred new customer acquisition costs .......      $ 8,505       $18,178
     Marketable securities .........................        7,200         7,200
     Unamortized customer supply agreements ........          537         6,533
     Equity in joint ventures ......................        7,434         6,153
     Other .........................................        6,287         6,936
--------------------------------------------------------------------------------
     Total other assets ............................      $29,963       $45,000
--------------------------------------------------------------------------------

          Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $72,529,000, $76,283,000 and $53,499,000 in 1997, 1996, and 1995 respectively.

8.       NOTES PAYABLE - BANKS
         ---------------------

          During 1997 and 1996 the Company's short-term facilities consisted primarily of one year uncommitted demand revolving credit agreements negotiated separately with each of its six lending institutions and a revolving credit facility of a foreign subsidiary. The amount of short-term bank borrowings outstanding under those facilities were $52,900,000 and $2,997,000 at December 31, 1997, and $68,200,000 and $6,368,000 at December 31, 1996. The weighted average interest rate at December 31, 1997 and 1996 on those borrowings was 9.1% and 7.1%, respectively.

          On March 30, 1998 the Company entered into a committed revolving credit facility with its existing banking group and incurred commitment fees of approximately 1.25% of the total facility. This facility provides for unsecured lines of credit in the aggregate amount of $108,500,000. The facility expires November 30, 1998. The facility consists of two segments. Segment A consists of lines of credit totalling $78,500,000. The interest rate on borrowings under this segment is fixed at the prime interest rate plus 1.5%, and may be reduced based upon the Company's net earnings performance during 1998 by up to 1%. Segment B of the credit facility consists of lines of credit totalling $30,000,000. The interest rate on borrowings under this segment is fixed at the prime rate plus 1%, and may be reduced based on the Company's net earnings performance during 1998 by .75%. On October 31, 1998 the Company must have paid in full any borrowings under Segment B. The terms of the credit facility contain, among other provisions, requirements for maximum amounts of month-end loan balances and for maintaining defined levels of tangible net worth, net sales, and earnings. There are also restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness.

                       ---------------------------------
                                       F9


                                                   (continued on following page)

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)


9.       LONG-TERM DEBT
         --------------

(In thousands)
                                                               DECEMBER 31,
                                                               ------------
                                                            1997         1996
--------------------------------------------------------------------------------
Long-term debt consists of:

     6.81% senior note payable .....................      $ 73,000      $ 73,000
     7.85% senior note payable .....................        46,429        55,714
     9.47% senior note payable .....................        30,000        30,000
     Credit Facility ($20 million Canadian) ........        13,935        14,624
     7.50%-10.50% purchase obligations .............         4,840         5,997
     5.0%-8.8% Intermotor Facilities ...............         7,524         5,464
     5.0% Notes Payable - AlliedSignal .............         5,000          --
     Credit Agreement ..............................         1,674         3,354
     Other .........................................         1,080         1,726
--------------------------------------------------------------------------------
                                                           183,482       189,879
Less current portion ...............................        24,373        17,492
--------------------------------------------------------------------------------
Total noncurrent portion of
long-term debt .....................................      $159,109      $172,387
--------------------------------------------------------------------------------

          Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

          Under the terms of the $46,429,000 senior note agreement, the Company is required to repay the remaining loan in five equal annual installments from 1998 through 2002.

          Under the terms of the $30,000,000 senior note agreement, the Company is required to repay the loan in seven varying annual installments beginning in 1998. Subject to certain restrictions, the Company may make prepayments without premium beginning in 1998.

          Under the terms of the $20,000,000 CDN credit agreement, the Company is required to repay the loan in four equal annual installments of $2,000,000 CDN beginning in 1998 with a final payment of $12,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options which averaged 4.1% for 1997.

          The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by properties having a net book value of approximately $18,704,000 at December 31, 1997.

          The Company acquired a 73.4% equity interest in Intermotor Holdings Limited during 1996. Intermotor has various existing credit facilities which mature by 2003.

          Under the terms of the unsecured note agreement with AlliedSignal, the Company is required to repay the loan in two equal annual installments of $2,000,000 beginning in September 1998 with a final payment of $1,000,000 due in 2000.

          The Credit Agreement matures in varying annual installments through 1998 and bears interest at the lower of 91% of prime rate, or 91% of the London Interbank Offering Rate ("LIBOR") plus 1.092%. The Company also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Credit Agreement. The swap agreement modifies the interest rate on the Credit Agreement, adjusted favorably or unfavorably for the spread between 77.52% of the 3-month reserve unadjusted "LIBOR" and 7.69%. The proceeds of such note were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989 (see Note 12). The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparties. In January 1998, the Company made the final required payment and as such the credit agreement has been paid in full.

          Maturities of long-term debt during the five years ending December 31, 2002, are $24,373,000, $20,260,000, $27,136,000, $26,747,000 and $33,664,000
respectively.

          The senior note payable agreements contain restrictive covenants which require the maintenance of defined levels of working capital, tangible net worth and earnings and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At December 31, 1997, the Company did not comply with certain covenant requirements for which the Company received waivers and amendments on March 27, 1998. These amendments contain among other things, provisions for the payment of up front fees of 1.5% and an increase in the interest rate on each senior note payable by 1.25%. The increased interest rate may be reduced based upon the achievement of an earnings' goal and the refinancing of the Company's revolving credit facility which will expire on November 30, 1998.

10.   STOCKHOLDERS' EQUITY
      --------------------

          The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 1997.

         On January 17, 1996, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company. The dividend was payable on March 1, 1996, to the shareholders of record as of February 15, 1996. The Rights are attached to and automatically trade with the outstanding

                     --------------------------------------
                                      F10

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)


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

          On April 20, 1994, the Company announced that the Board of Directors has authorized the repurchase by the Company of up to 200,000 shares of its common stock to be used to meet present and future requirements of its stock option program. As of December 31, 1997, 166,000 shares were repurchased at a cost of $3,155,000.

11. STOCK OPTIONS
    -------------

          At December 31, 1997, the Company has principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, the Company is authorized to issue 400,000 stock options. The options become exercisable over a four year period and expire at the end of five years following the date they become exercisable. The 1994 Omnibus Stock Option Plan was amended during 1997 to increase the number of shares authorized for issuance from 400,000 shares to 1,000,000 shares. Under the 1996 Independent Director's Stock Option Plan, the Company is authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 1997, in aggregate 1,060,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

         As permitted under SFAS 123, the Company continues to apply the provisions of APB Opinion No. 25 for stock-based awards granted to employees. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method of SFAS No. 123, the Company's net earnings (loss) per share would have changed to the pro forma amounts as follows:

(Dollars in thousands except per share data)       1997       1996       1995
--------------------------------------------------------------------------------
Net Earnings      As reported                   $(34,524)    $14,658   $16,132
(loss)            Pro forma                     $(34,849)    $14,544   $16,132
Basic Earnings    As reported                   $  (2.63)    $  1.12   $  1.23
(loss) per share  Pro forma                     $  (2.66)    $  1.11   $  1.23

          For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 33.5% and 25.5%, expected life of 4.4 years, dividend yield of 1.5% and 2.0% and risk free interest rate of 5.6% and 6.0% for issued options.

         A summary of the status of the Company's option plans follows:

                                           1997                1996                 1995
-----------------------------------------------------------------------------------------
                                         WEIGHTED            WEIGHTED              WEIGHTED
                                         AVERAGE             AVERAGE               AVERAGE
(SHARES IN THOUSANDS)                    EXERCISE            EXERCISE              EXERCISE
                                 SHARES   PRICE     SHARES    PRICE      SHARES    PRICE
                                 ------   -----     ------    -----      ------    -----
Outstanding at
 beginning of year ..........    424    $   16.50     281    $  16.54     288    $  16.52
Granted .....................    231        21.87     157       16.27      --       --
Exercised ...................    (10)       16.39     (11)      14.40      (7)      15.35
Forfeited ...................     (9)       16.36      (3)      16.39      --       --
------------------------------------------------------------------------------------------
Outstanding at
 end of year ................    636    $   18.45     424    $  16.50     281    $  16.54
------------------------------------------------------------------------------------------
Options exercisable at
 end of year                     230                  142                  94
------------------------------------------------------------------------------------------
Weighted-average fair value of options granted
during the year                             $6.11           $   4.28                  --


                              OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                             NUMBER      WEIGHTED-AVERAGE
RANGE OF                  OUTSTANDING      REMAINING            WEIGHTED-AVERAGE
EXERCISE PRICES           AT 12/31/97   CONTRACTUAL LIFE (YRS)  EXERCISE PRICE
--------------------------------------------------------------------------------
$13.63 - $14.50               6,000            9.3                 $   13.77
$16.00 - $18.56             405,000            4.5                 $   16.50
$20.59 - $23.59             225,000            7.2                 $   22.09


                              OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
RANGE OF                 NUMBER EXERCISABLE        WEIGHTED-AVERAGE
EXERCISE PRICES             AT 12/31/97             EXERCISE PRICE
--------------------------------------------------------------------------------
$16.00 - $18.56                230,000                 $16.66




                                                   (continued on following page)

                          ---------------------------
                                      F11

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)

12.      EMPLOYEE BENEFIT PLANS
         ----------------------

The Company has a defined benefit pension plan covering substantially all of the unionized employees of the EIS Brake Parts Division (see Note 3). The benefits are based on years of service. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

(In thousands)
                                                            DECEMBER 31,
                                                            ------------
                                                    1997      1996       1995
--------------------------------------------------------------------------------
Net periodic pension cost for 1997, 1996
and 1995 includes the following components:
Service cost - benefits earned
during the period .............................   $   188    $   219    $   235
Interest cost on projected benefit
obligation ....................................   $   672        653        634
Actual return on plan assets ..................    (1,456)    (1,135)    (1,760)
Net amortization and deferral .................       725        443      1,185
--------------------------------------------------------------------------------
Net periodic pension cost .....................   $   129    $   180    $   294
--------------------------------------------------------------------------------

          The following table sets forth the plan's funded status at December 31, 1997 and 1996: (In thousands)

                                                  DECEMBER 31,
                                                  ------------
                                              1997          1996
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
vested benefits of $(9,561) and $(9,445)
in 1997 and 1996, respectively ..........   $(10,109)    $(10,036)
--------------------------------------------------------------------------------
Projected benefit obligation ............   $(10,109)    $(10,036)
Plan assets at fair value (primarily
debt securities, commercial mortgages
and listed stocks) ......................     11,120       10,418
--------------------------------------------------------------------------------
Plan assets greater than
projected benefit obligation ............      1,011          382
Unrecognized prior service cost .........        263          374
Unrecognized net (gain) .................     (1,452)        (764)
Unrecognized net obligation being
recognized over 15 years ................         72          118
--------------------------------------------------------------------------------
Prepaid (accrued) pension cost
included in accrued expenses ............   $   (106)    $    110
--------------------------------------------------------------------------------
Assumptions used in accounting
for the pension plan are as follows: ....       1997         1996       1995
--------------------------------------------------------------------------------
Discount rates ..........................        7.0%         7.0%       6.5%
Expected long-term rate of return
on assets ...............................        8.0%         8.0%       8.0%
--------------------------------------------------------------------------------

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

          The provisions for retirement expense in connection with the plans are as follows:

                                               DEFINED
                                 MULTI-       CONTRIBUTION
                              EMPLOYER PLANS  AND OTHER PLANS
--------------------------------------------------------------------------------
Year-end December 31,

                          1997   $365,000     $2,840,000
                          1996   $383,000     $2,175,000
                          1995    366,000      3,091,000

          In January 1989 the Company established an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. The ESOP authorized the Trust to purchase up to 1,000,000 shares of the Company's common stock in the open market. In 1989, the Company entered into an agreement with a bank authorizing the Company to borrow up to $18,000,000 in connection with the ESOP. Under this agreement, the Company borrowed $16,729,000, payable in annual installments through 1998 (see Note 9), which was loaned on the same terms to the ESOP for the purchase of common stock. During 1989, the ESOP made open market purchases of 1,000,000 shares at an average cost of $16.78 per share. Future company contributions plus dividends earned will be used to service the debt.

          During 1997, 1996 and 1995, 98,000, 96,800 and 97,100 shares were allocated to the employees, leaving 106,900 unallocated shares in the ESOP trust at December 31, 1997.

          Contributions to the ESOP are based on a predetermined formula which is primarily tied into dividends earned by the ESOP and loan repayments. The provision for expense in connection with the ESOP was approximately $1,406,000 in 1997, $1,391,000 in 1996 and $1,425,000 in 1995. The expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $274,000, $289,000, and $255,000 for the years ended December 31, 1997, 1996 and 1995, respectively, from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $208,000, $360,000 and $515,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

          At December 31, 1997 and 1996, indebtedness of the ESOP to the Company in the amounts of $1,665,000 and $3,345,000 respectively, is shown as deductions from stockholders' equity in the consolidated balance sheets. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the consolidated balance sheets.

         In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan for key employees of the Company. Under the plan, employees may elect to defer a portion of their compensation and, in addition, the Company may at its



                       ----------------------------------
                                      F12

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)


discretion make contributions to the plan on behalf of the employees. Such contributions were not significant in 1997, 1996 and 1995.

13. POSTRETIREMENT BENEFITS
    -----------------------

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

          Generally, the health care plans pay a stated percentage of most health care expenses, reduced for any deductible and payments made by government programs and other group coverage. The costs of providing most of these benefits has been shared with retirees since 1991. Retiree annual contributions will increase proportionally if the Company's health care payments increase.

          The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

The components of the net periodic
         benefit cost for the years ended December 31, 1997, 1996 and 1995 are as follows:

(In thousands)                                1997      1996     1995
--------------------------------------------------------------------------------
           Service cost ................   $   671    $  837   $  592
           Interest cost ...............     1,139     1,419    1,147
           Net amortization and deferral      (235)      408       30
--------------------------------------------------------------------------------
                                             1,575     2,664    1,769
--------------------------------------------------------------------------------
           Curtailment gain ............    (1,492)     --       --
--------------------------------------------------------------------------------
           Total cost ..................   $    83    $2,664   $1,769

          During the year ended December 31, 1997 the Company recognized a curtailment gain of $1,492,000 in conjunction with the proposed disposition of the EIS Brake Business as described in Note 3. This gain was included as a credit to the loss on the disposal of the Brake Business and as such is not reflected as part of earnings from continuing operations.

         The following table sets forth the amounts included in the accompanying consolidated balance sheets at December 31, 1997 and 1996:

(In thousands)                                              1997           1996
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation (APBO):
Retirees .........................................        $ 5,716        $ 8,556
Fully eligible active participants ...............            997            913
Other active participants ........................          9,070         11,419
--------------------------------------------------------------------------------
                                                           15,783         20,888
Less unrecognized net loss .......................           --            4,712
--------------------------------------------------------------------------------
Accrued postretirement benefit costs
recognized in the balance sheet ..................        $15,783        $16,176
--------------------------------------------------------------------------------

          For measuring the expected postretirement benefit obligation, a health care cost trend rate of 9 and 10 percent was assumed for 1997 and 1996, respectively. The rate was assumed to gradually decrease to 5 percent in 2002 and remain at that level thereafter. The weighted-average discount rate used in determining the APBO was 7.0 and 7.5 percent at December 31, 1997 and 1996.

          The health care cost trend rate has a significant effect on the APBO and net periodic benefit cost. A 1 percent increase in the trend rate for health care costs would increase the APBO by $2,280,000 and service and interest costs by $286,000.

14.      OTHER INCOME (EXPENSE), NET
         ---------------------------
(In thousands)
                                                 1997        1996         1995
--------------------------------------------------------------------------------
Other income (expense), net consists of:
Interest and dividend income ............     $   898      $ 1,668      $ 2,066
(Loss) on sale of accounts
receivable (Note 4) .....................      (1,358)      (1,266)      (1,516)
Income from joint ventures ..............       1,335        1,336        1,700
Other - net .............................         123          (28)          24
--------------------------------------------------------------------------------
Total other income (expense), net .......     $   998      $ 1,710      $ 2,274
--------------------------------------------------------------------------------

15.      TAXES BASED ON EARNINGS
         -----------------------

Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:
--------------------------------------------------------------------------------
                                              1997      1996      1995
--------------------------------------------------------------------------------
U.S. federal income tax rate ............    (35.0%)    35.0%     35.0%
Increase (decrease) in tax rate
resulting from:
State and local income taxes, net
of federal income tax benefit ...........       4.6       1.1       1.4
Non-deductible items, net ...............       2.3       0.1       0.1
Benefits of income subject to taxes
at lower than the U.S. federal rate .....     (87.8)     (7.4)    (15.9)
Increase in valuation allowance .........      50.7       --        --
Other ...................................       --       (0.6)      --
--------------------------------------------------------------------------------
Effective tax rate ......................     (65.2)%    28.2%     20.6%
--------------------------------------------------------------------------------



                                                    (continud on following page)

                       ---------------------------------
                                      F13

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)


The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

(In thousands)                                                 DECEMBER 31,
--------------                                                 ------------
                                                           1997          1996
--------------------------------------------------------------------------------
Deferred tax assets:
  Accrued costs related to disposal of
   discontinued operations .........................     $ 10,665            $--
  Inventories ......................................       11,647         11,170
  Allowance for customer returns ...................        6,733          5,945
  Postretirement benefits ..........................        6,825          5,937
  Allowance for doubtful accounts ..................        7,070            983
  Accrued salaries and benefits ....................        4,125          1,630
  Other ............................................        5,459          2,587
  Valuation allowance ..............................      (15,271)          --
--------------------------------------------------------------------------------
  Total ............................................     $ 37,253        $28,252
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation .....................................     $ 10,796         28,207
  Promotional costs ................................        1,610          2,230
  Other ............................................        5,966          1,335
--------------------------------------------------------------------------------
  Total ............................................       18,372         11,772
--------------------------------------------------------------------------------
  Net deferred tax assets ..........................     $ 18,881        $16,480
--------------------------------------------------------------------------------

          During the year ended December 31, 1997, the valuation allowance increased by approximately $15,271,000. This increase was primarily related to the disposal of the discontinued operations. Although the Company incurred a loss in 1997, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. This belief is based upon, among other factors, the changes that have occurred to operations in the past year and the projections of future taxable income. However, if the Company is unable to generate sufficient taxable income in the future through its continuing operations, increases in the valuation allowance may be required.

          The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $17,562,000 at the end of 1997, $11,858,000 at the end of 1996, and $13,140,000 at the end of 1995.

          Earnings of a subsidiary operating in Puerto Rico, amounting to approximately $10,600,000 (1996 - $12,114,000; 1995 - $11,278,000), which are not subject to United States income taxes, are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.26 per share in 1997 (1996 - $.27; 1995 - $.29).

          Foreign income taxes amounted to approximately $2,136,000, $1,639,000, and $689,000 for 1997, 1996 and 1995, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

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

The estimated fair values of the Company's financial instruments are as follows:


(In thousands)
                                                    CARRYING             FAIR
           DECEMBER 31, 1997                         AMOUNT              VALUE
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS ................         $  16,809          $  16,809
MARKETABLE SECURITIES ....................             7,200              7,200
LONG-TERM DEBT ...........................          (183,482)          (175,053)
--------------------------------------------------------------------------------
(In thousands)
                                                    CARRYING              FAIR
           DECEMBER 31, 1996                         AMOUNT               VALUE
--------------------------------------------------------------------------------
Cash and cash equivalents ................         $   4,666          $   4,666
Marketable securities ....................             7,200              7,200
Long-term debt ...........................          (189,879)          (194,318)
--------------------------------------------------------------------------------

17.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

        Total rent expense for the three years ended December 31, 1997 was as follows:

(In thousands)
                                        REAL
                      TOTAL            ESTATE            OTHER
--------------------------------------------------------------------------------
1997 ..............  $7,437            $4,593            $2,844
1996 ..............   6,568             3,244             3,324
1995 ..............   5,839             2,720             3,119

         At December 31, 1997, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2011, under operating leases for real estate, as follows:

(In thousands)

1998 ..........................  $ 4,395
1999 ..........................    3,972
2000 ..........................    3,456
2001 ..........................    3,032
2002 ..........................    2,912
Thereafter ....................    6,640
--------------------------------------------------------------------------------
                                  $24,407
--------------------------------------------------------------------------------

         At December 31, 1997, the Company had outstanding letters of credit aggregating approximately $2,438,000. The contract amount of the letters of credit is a reasonable estimate of



                   -----------------------------------------
                                       F14

                         -----------------------------
                            Standard Motor Products
               Notes to Consolidated Financial Statements (cont'd)

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

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         ------------------------------------

(In thousands, except per share amounts)

                                  DEC. 31,     SEPT. 30,     JUNE 30,  MAR. 31,
QUARTER ENDED                      1997          1997         1997       1997
--------------------------------------------------------------------------------
Net Sales ....................   $ 103,662    $ 155,246   $ 163,181   $ 137,734
--------------------------------------------------------------------------------
Gross Profit .................      32,512       49,938      53,458      43,580
--------------------------------------------------------------------------------
Earnings (loss) from
continuing operations ........     (13,967)       6,917       5,571        (141)
--------------------------------------------------------------------------------
Earnings (loss) from
discontinued operations ......     (34,057)       1,000         947        (794)
--------------------------------------------------------------------------------
Net Earnings (loss) ..........   $ (48,024)   $   7,917   $   6,518   $    (935)
--------------------------------------------------------------------------------
Net Earnings (loss) from
continuing operations per
common share:
Basic ........................   $   (1.07)   $     .53   $     .42   $    (.01)
Diluted ......................   $   (1.07)   $     .53   $     .42   $    (.01)
--------------------------------------------------------------------------------
Net Earnings (loss) per
common share:
Basic ........................   $   (3.67)   $     .60   $     .50   $    (.07)
Diluted ......................   $   (3.67)   $     .60   $     .50   $    (.07)
--------------------------------------------------------------------------------


(In thousands, except per share amounts)
                                DEC. 31,      SEPT. 30,    JUNE 30,     MAR. 31,
QUARTER ENDED                    1996          1996         1996         1996
--------------------------------------------------------------------------------
Net Sales                      $ 108,310    $ 135,860    $ 148,600    $ 120,637
--------------------------------------------------------------------------------
Gross Profit                      40,755       46,202       50,205       41,133
--------------------------------------------------------------------------------
Earnings from
continuing operations              4,101        5,357        8,038        6,370
--------------------------------------------------------------------------------
Earnings (loss) from
discontinued operations           (3,372)      (1,823)      (1,936)      (2,077)
--------------------------------------------------------------------------------
Net Earnings                   $     729    $   3,534    $   6,102    $   4,293
--------------------------------------------------------------------------------
Net Earnings from
continuing operations per
common share:
Basic                          $     .31    $     .41    $     .61    $     .49
Diluted                        $     .31    $     .41    $     .61    $     .49
--------------------------------------------------------------------------------
Net Earnings per
common share:
Basic                          $     .06    $     .27    $     .46    $     .33
Diluted                        $     .06    $     .27    $     .46    $     .33
--------------------------------------------------------------------------------

         The fourth quarter of 1997 reflects several unfavorable year-end adjustments including a $10,500,000 increase in bad debt expense for continuing operations and a $2,500,000 increase in bad debt expense for discontinued operations related to the bankruptcy filing of a significant customer, APS, Inc., a $3,000,000 provision for severance payments related to personnel reductions, and the estimated loss on disposal of $27,000,000 associated with the Brake and Service Line businesses (see Note 3).

         The fourth quarter of 1996 reflects favorable year-end adjustments (defined contribution plan and certain customer allowances) of approximately $4,400,000 ($2,640,000 net of income taxes).

19.      SUBSEQUENT EVENT (Unaudited)
         ----------------------------

     On March 30, 1998 the Company completed the exchange of its brake business as described in Note 3.




                       ---------------------------------
                                      F15

ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               -----------------------------------------
               DISCLOSURE
               ----------
None.


                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

Information relating to Directors and Executive Officers is set forth in the 1998 Annual Proxy Statement.


ITEM 11.    MANAGEMENT REMUNERATION AND TRANSACTIONS
            ----------------------------------------

Information relating to Management Remuneration and Transactions is set forth in the 1998 Annual Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT
            ----------

Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 1998 Annual Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 1998 Annual Proxy Statement.

                                     PART IV
                                     -------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ---------------------------------------------------
            ON FORM 8-K.
            ------------

14(A).     DOCUMENT LIST

          (1) Among the responses to this Item 14(a) are the following financial statements.

                     Independent Auditors' Report

                     Financial Statements:

                     Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Operations - Years Ended
                         December 31, 1997, 1996  & 1995

                     Consolidated Statements of Changes in Stockholders'  Equity
                           - Years Ended December 31, 1997, 1996 and 1995

                     Consolidated Statements of Cash Flows
                         Years Ended December 31, 1997, 1996 and 1995

                     Notes to Consolidated Financial Statements

          (2) The following financial schedule for the years 1997, 1996 and 1995 is submitted herewith:

                 Schedule                                         Page

                 II.      Valuation and Qualifying Accounts         24

                       Selected Quarterly Financial Data, for the Years Ended December 31, 1997 and 1996, are included herein by reference to Part II, Item 8.

                 All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

          (3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K: See "Exhibit Index" beginning on page 18.


14(B).  REPORTS ON FORM 8-K
        -------------------

          No reports on Form 8-K were required to be filed for the three months ended December 31, 1997.


                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                        EXHIBIT PAGE
NUMBER                                                                            NUMBER
------                                                                            ------

 3.1     By-laws filed as an Exhibit of Registrant's annual  report on                *
         Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

 3.2     Restated Certificate of Incorporation, dated July 31, 1990, filed as         *
         an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

 3.3     Restated Articles of Incorporation, dated February 15, 1996, filed as        *
         an Exhibit of Registrant's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1996 is incorporated herein by reference.
                                                                                      *
3.4      Restated By-Laws dated May 23, 1996, filed as an Exhibit of the
         Registrant's annual report on Form 10-K for the year ended December 31,
         1996, is incorporated herein by reference.

 4.1     Registration of Preferred Share Purchase Rights filed on Form 8-A on         *
         February 29, 1996 is incorporated herein by reference.

10.1     Credit Agreement dated March 10, 1989 between the Registrant and             *
         Chemical Bank filed as an Exhibit of Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

10.2     Note Purchase Agreement dated October 15, 1989 between the                   *
         Registrant and the American United Life Insurance Company, the
         General American Life Insurance Company, the Jefferson-Pilot
         Life Insurance Company, the Ohio National Life Insurance Company, the
         Crown Insurance Company, the Great-West Life Assurance Company, the
         Guarantee Mutual Life Company, the Security Mutual Life Insurance
         Company of Lincoln, Nebraska, and the Woodmen Accident and Life Company
         filed as an Exhibit of Registrant's Annual Report on Form 10-K for the
         year
          ended December 31, 1989 is incorporated herein by reference.

10.3     Letter Agreement of July 20, 1990 amending the Credit Agreement              *
         between the Registrant and Chemical Bank dated March 10,
         1989 filed as an Exhibit of Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.





                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                          EXHIBIT PAGE
NUMBER                                                                              NUMBER
------                                                                              ------


10.4     Letter Agreement of March 4, 1991 amending the Credit Agreement               *
         between the Registrant and Chemical Bank dated March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1991 is incorporated herein by reference.

10.5     Letter Agreement of December 20, 1991 amending the Credit                     *
         Agreement between the Registrant and Chemical Bank dated
         March 10, 1989 filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.

10.6     Letter Agreement dated October 30, 1992 amending the Credit                   *
         Agreement between the Registrant and Chemical Bank, assigned to
         NBD Bank, N.A. with amendment dated December 20, 1991, dated
         March 10, 1989 filed as an Exhibit of Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

10.7     Note Agreement of November 15, 1992 between the Registrant and                *
         Kemper Investors Life Insurance Company, Federal Kemper Life
         Assurance Company, Lumbermens Mutual Casualty Company, Fidelity Life
         Association, American Motorists Insurance Company, American
         Manufacturers Mutual Insurance Company, Allstate Life Insurance
         Company, Teachers Insurance & Annuity Association of America, and
         Phoenix Home Life Mutual Insurance Company filed as an Exhibit of
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1992 is incorporated herein by reference.

10.8     Letter Agreement dated December 27, 1993 amending the Credit                  *
         Agreement between the Registrant and Chemical Bank, assigned to
         NBD Bank, N.A. with amendment dated December 20, 1991, dated
         March 10, 1989 filed as an Exhibit of Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993 is incorporated herein by reference.

10.9     Employee Stock Ownership Plan and Trust dated January 1, 1989                 *
         filed as an Exhibit of Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1989 is incorporated herein by reference.

10.10    Supplemental Executive Retirement Plan dated August 15, 1994                  *
         filed as an Exhibit of Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994 is incorporated herein by reference.





                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                           EXHIBIT PAGE
NUMBER                                                                              NUMBER
------                                                                              ------


10.11    1994 Omnibus Stock Option Plan of Standard Motor Products, Inc.               *
         is incorporated by reference to Exhibit 4.1 of the Company's
         Registration Statement on Form S-8 (33-58655).

10.12    Note Purchase Agreement dated December 1, 1995 between                        *
         the Registrant and Metropolitan Life Insurance Company, the
         Travelers Insurance Company Connecticut Life Insurance Company,
         CIGNA Property and Casualty Insurance Company, Life Insurance Company
         of North America and American United Life Insurance Company filed as an
         Exhibit of Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995 is incorporated herein by reference.

10.13    Credit Agreement of May 1, 1996 between the Registrant and                    *
         Canadian Imperial Bank of Commerce ("CIBC") filed as an
         Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.14    Letter Agreement dated September 25, 1996 amending the                        *
         Note Agreement between the Registrant and Canadian Imperial
         Bank of Commerce ("CIBC") filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.15    Letter Agreement of September 30, 1996 amending the                           *
         Note Agreement between the Registrant and Mutual Life Insurance
         Company, Allstate Life Insurance Company, Teachers Insurance
         and Annuity Association of America and Phoenix Home Life Mutual
         Insurance Company dated November 15, 1992 filed as an Exhibit of
         Registrant's annual report on Form 10-K for the year ended December 31,
         1996 is incorporated herein by reference.

10.16    Letter Agreement of November 22, 1996 amending the                            *
         Note Agreement between the Registrant and Mutual Life
         Insurance Company, Allstate Life Insurance Company,
         Teachers Insurance and Annuity Association of America, and
         Phoenix Home Life Mutual Insurance Company with amendment
         dated September 30, 1996, dated November 15, 1992, filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended
         December 31, 1996, is incorporated  herein by reference.




                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                            EXHIBIT PAGE
NUMBER                                                                               NUMBER
------                                                                               ------


10.17    1996 Independent Outside Directors Stock Option Plan of Standard               *
         Motors Products, Inc. filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

21.      List of Subsidiaries of Standard Motor Products, Inc. is included on
         Page 25.

23 Consent of Independent Auditors KPMG Peat Marwick LLP, is included on Page 26.

27.1     Financial Data Schedule for 1997 is included on Page 27.

27.2     Restated Financial Data Schedule for 1996 is included on Page 28.

27.3     Restated Financial Data Schedule for 1995 is included on Page 29.



* Incorporated by reference.

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

                          STANDARD MOTOR PRODUCTS, INC.
                          -----------------------------
                                  (REGISTRANT)

                        /s/LAWRENCE I. SILLS
                        Lawrence I. Sills, President, Director,
                        Chief Operating Officer

                        /s/MICHAEL J. BAILEY
                        Michael J. Bailey, Senior Vice President, Administration and Finance, Chief Financial Officer

                        /s/JAMES J. BURKE
                        James J. Burke, Director of Finance
                        Chief Accounting Officer

Dated:                  New York, New York
                        March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

March 31, 1998            /s/LAWRENCE I. SILLS
    (Dated)               Lawrence I. Sills, President, Director,
                          Chief Operating Officer


March 31, 1998            /s/BERNARD FIFE
    (Dated)               Bernard Fife
                          Co-Chairman, Director

March 31, 1998            /s/NATHANIEL L. SILLS
    (Dated)               Nathaniel L. Sills
                          Co-Chairman, Director

March 31, 1998            /s/ARTHUR D. DAVIS
    (Dated)               Arthur D. Davis, Director

March 31, 1998            /s/MARILYN F. CRAGIN
    (Dated)               Marilyn F. Cragin, Director

March 31, 1998            /s/ARTHUR S. SILLS
    (Dated)               Arthur S. Sills, Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of March 5, 1998, except as to the final paragraphs of notes 8 and 9, which are as of March 30, 1998, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG Peat Marwick LLP
New York, New York
March 5, 1998


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                                                                ADDITIONS
                                                                ---------
                                   BALANCE AT         CHARGED TO        CHARGED
                                    BEGINNING         COSTS AND         TO OTHER                           BALANCE AT
         DESCRIPTION                 OF YEAR         EXPENSES (1)       ACCOUNTS        DEDUCTIONS        END OF YEAR
         -----------                 -------         ------------       --------        ----------        -----------

YEAR ENDED DECEMBER 31, 1997
----------------------------
  Allowance for doubtful       $    3,012,000  $     16,478,000  $      130,000   $     3,433,000   $     16,187,000
    accounts
  Allowance for discounts           2,487,000              --                 --           20,000          2,467,000
                                    ---------       -----------       ------------      ----------   ---------------
                               $    5,499,000  $     16,478,000  $      130,000   $     3,453,000   $     18,654,000

Allowance for sales returns    $   15,061,000  $     90,868,000  $      272,000   $    88,246,000   $     17,955,000

Allowance for inventory        $   14,284,000  $      2,717,000  $    2,228,000   $     2,051,000   $     17,178,000
valuation


YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful       $       3,254,000  $        505,000  $      405,000   $     1,152,000   $      3,012,000
    accounts
  Allowance for discounts              2,653,000              --            23,000           189,000          2,487,000
                                       ---------      -------------       ---------    -------------          ---------
                               $       5,907,000  $        505,000  $      428,000   $     1,341,000   $      5,499,000

Allowance for sales returns    $      13,446,000  $     91,861,000  $      189,000   $    90,435,000   $     15,061,000

Allowance for inventory        $      13,016,000  $      3,046,000  $    1,169,000   $     2,947,000   $     14,284,000
valuation


YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful       $       3,547,000  $      2,214,000  $       28,000   $     2,535,000   $      3,254,000
accounts
  Allowance for discounts              2,161,000           492,000             --                --           2,653,000
                                       ---------      -------------       ---------    -------------     --------------
                               $       5,708,000  $      2,706,000  $       28,000   $     2,535,000   $      5,907,000

Allowance for sales returns    $      13,815,000  $     71,536,000  $           --   $    71,905,000   $     13,446,000

Allowance for inventory        $      13,956,000  $      2,119,000  $           --   $     3,059,000   $     13,016,000
valuation

(1)  Includes charges reflected in operations of discontinued businesses.