Form 10-Q
period 1998-03-31
STANDARD MOTOR PRODUCTS INC
filed 1998-05-15
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.


            For the Quarterly Period Ended    MARCH 31, 1998
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X          No
                                                ---             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      DATE                       CLASS                  SHARES OUTSTANDING
      ----                       -----                  ------------------
MARCH 31, 1998                COMMON STOCK                  13,076,695
--------------                ------------                  ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                               MARCH 31, 1998




                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------



ITEM 1                                                       PAGE NO.
------                                                       --------

CONSOLIDATED BALANCE SHEETS
March 31, 1998 and December 31, 1997                            3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month
period ended March 31, 1998 and 1997                                5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME for the Three-Month period ended
March 31, 1998 and 1997                                             5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Three-Month period ended March 31, 1998 and 1997                    6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7 - 9

ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           10 & 11





                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 6
------

Exhibits and Reports on Form 8-K                              12 - 13

Signature                                                          14

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                    ASSETS


                                                         MARCH 31,  DECEMBER 31,
                                                           1998          1997
--------------------------------------------------------------------------------
                                                        (Unaudited)

Current assets:
Cash and cash equivalents                                 $  7,548      $ 16,809
Accounts and notes receivable, net of
allowance for doubtful accounts and
discounts of $20,176 (1997 - $18,654)                      164,723       151,026
Inventories (Note 2)                                       210,002       189,006
Deferred income taxes                                       22,005        22,005
Prepaid expenses and other current assets                   12,802        11,630
                                                          --------      --------
    Total current assets                                   417,080       390,476

 Property, plant and equipment, net of
  accumulated depreciation (Note 3)                        119,316       126,024

Goodwill, net                                               30,031        30,674
Other assets (Note 8)                                       29,299        29,963
                                                          --------      --------
    Total assets                                          $595,726      $577,137
                                                          ========      ========







See accompanying notes to consolidated financial statements.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except for shares and per share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                        MARCH 31,   DECEMBER 31,
                                                          1998         1997
------------------------------------------------------------------------------
                                                       (Unaudited)

Current liabilities:
 Notes payable                                          $  66,156     $  55,897
 Current portion of long-term debt (Note 6)                20,696        24,373
 Accounts payable                                          41,777        36,421
 Sundry payables and accrued expenses                      68,901        67,224
 Accrued customer returns                                  18,562        17,955
 Payroll and commissions                                   11,191        11,180
                                                        ---------     ---------
    Total current liabilities                             227,283       213,050

Long-term debt (Note 6)                                   159,586       159,109

Deferred income taxes                                       3,186         3,124

Postretirement benefits other than pensions
   and other accrued liabilities                           18,051        18,436
                                                        ---------     ---------
    Total liabilities                                     408,106       393,719

Minority interest                                            (246)         (364)

Commitments and contingencies (Note 6)

Stockholders' equity (Notes 5 and 6):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares Issued
    - 13,324,476 shares in 1998 and 1997
    (including 247,781 shares held as treasury
     shares in 1998 and 1997)                              26,649        26,649
  Capital in excess of par value                            2,763         2,763
  Loan to Employee Stock Ownership Plan (ESOP)                  0        (1,665)
  Retained earnings                                       164,167       161,514
  Accumulated other comprehensive income                     (688)         (454)
                                                        ---------     ---------
                                                          192,891       188,807
Less: treasury stock-at cost                                5,025         5,025
                                                        ---------     ---------
    Total stockholders' equity                            187,866       183,782
                                                        ---------     ---------
    Total liabilities and stockholders' equity          $ 595,726     $ 577,137
                                                        =========     =========

See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                         1998             1997
                                                         ----             ----
Net sales                                          $    126,045    $    137,734

Cost of sales                                            82,255          94,154
                                                   ------------    ------------
    Gross profit                                         43,790          43,580

Selling, general and administrative expenses             37,505          39,935
                                                   ------------    ------------
    Operating Income                                      6,285           3,645
Other income (expense) - net                                232             533
                                                   ------------    ------------
                                                          6,517           4,178
Interest expense                                          3,375           3,531
                                                   ------------    ------------
Earnings from continuing operations
before taxes and minority interest                        3,142             647

Minority interest                                          (118)           (146)

Income taxes (Note 4)                                       371             642
                                                   ------------    ------------
Earnings from continuing operations                       2,653            (141)

Income (loss) from operations
of discontinued Brake Group                                   0            (347)

Income (loss) from operations
of discontinued Service Line Group                            0            (447)
                                                   ------------    ------------

Earnings (loss) from discontinued operations                  0            (794)
                                                   ------------    ------------

Net earnings (loss)                                       2,653            (935)
                                                   ------------    ------------

Retained earnings at beginning of period                161,514         200,235
                                                   ------------    ------------
                                                        164,167         199,300
Less: cash dividends for period                               0           1,050
                                                   ------------    ------------
Retained earnings at end of period                 $    164,167    $    198,250
                                                   ============    ============

PER SHARE DATA:
---------------
Net earnings (loss) from continuing
operations per common share:
         Basic                                     $       0.20    $      (0.01)
         Diluted                                           0.20           (0.01)

Net earnings (loss) per common share:
         Basic                                     $       0.20    $      (0.07)
         Diluted                                           0.20           (0.07)

Dividends per common share                         $       0.00    $       0.08
                                                   ------------    ------------

Average number of common shares                      13,076,695      13,130,465
                                                   ------------    ------------
Average number of common and dilutive
   common shares                                     13,139,017      13,130,465
                                                   ------------    ------------

STATEMENT OF COMPREHENSIVE INCOME
---------------------------------
Net earnings (loss)                                $      2,653    $       (935)
Other Comprehensive income, net of tax
   Foreign currency translation adjustment                 (234)             71
                                                   ------------    ------------

Comprehensive income                               $      2,419    $       (864)
                                                   ============    ============

See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                -------------------------
                                                                     1998        1997
                                                                     ----        ----
Cash flows from operating activities:
 Net earnings(loss)                                               $  2,653    $   (935)

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization                                    4,984       4,886

  Change in assets and liabilities, net of effects
   from acquisitions:
    (Increase) decrease in accounts receivable, net                (13,710)    (35,094)
    (Increase) decrease in inventories                                (317)      2,917
    (Increase) decrease in other assets                               (705)        312
    Increase (decrease) in accounts payable                          5,375      12,120
    Increase (decrease) in other current assets and liabilities     (1,459)     (7,248)
    Increase (decrease)in sundry payables and accrued expense       (2,920)      6,627
                                                                  --------    --------
    Net cash provided by (used in) operating activities             (6,099)    (16,415)

Cash flows from investing activities
    Capital expenditures, net of effects from acquisitions          (1,709)     (3,889)
    Payments for acquisitions, net of cash acquired                   --        (6,157)
                                                                  --------    --------
    Net cash (used in) investing activities                         (1,709)    (10,046)

Cash flows from financing activities:
    Net borrowings (payments) under line-of-credit agreements          116      25,298
    Principal payments of long-term debt                            (3,322)     (1,731)
    Reduction of loan to ESOP                                        1,665       1,680
    Dividends paid                                                    --        (1,050)
                                                                  --------    --------
    Net cash provided by (used in) financing activities             (1,541)     24,197

Effect of exchange rate changes on cash                                 88          16
                                                                  --------    --------
Net (decrease) in cash                                              (9,261)     (2,248)

Cash and cash equivalents at beginning of the period                16,809       4,666
                                                                  --------    --------
Cash and cash equivalents at end of the period                    $  7,548    $  2,418
                                                                  ========    ========

Non-cash investing and financing activities:
Assets and liabilities assumed in
 exchange transaction:
     Current assets                                               $ 62,800    $   --
     Property, plant and equipment                                  24,200        --
     Current liabilities                                            (8,300)       --
                                                                  --------    --------

     Net assets assumed                                             78,700        --
                                                                  --------    --------

 Assets and liabilities divested in exchange transaction:
     Current assets                                                 43,200        --
     Property, plant and Equipment, net                             28,500        --
     Other assets                                                    1,200        --
     Current liabilities                                            (4,200)       --
                                                                  --------    --------

     Net assets divested                                            68,700        --
                                                                  --------    --------

 Note payable (excess net fair value of assets assumed)           $ 10,000    $   --
                                                                  ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                      $  2,925    $  4,429
    Income taxes                                                  $  1,131    $    853

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1997.

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

Where appropriate, certain amounts in 1997 have been reclassified to conform with the 1998 presentation. Such reclassifications include amounts related to the disposals of the Brake and Service Line business which have been accounted for as discontinued operations and accordingly, their operating results are segregated and reported separately in the accompanying consolidated statements of operations.

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which became effective in January of 1998. This statement requires the presentation of comprehensive income and its components in financial statements. Accordingly, the Consolidated Statement of Comprehensive Income has been included in the accompanying financial statements.

NOTE 2
                                         INVENTORIES
                                         -----------
                                   (Dollars in thousands)

                                               MARCH 31,          DECEMBER 31,
                                                  1998               1997
                                              -----------        ------------
                                              (Unaudited)
Finished goods                                  $141,730           $124,224
Work in process                                    5,544              5,392
Raw materials                                     62,728             59,390
                                                --------           --------
Total inventories                               $210,002           $189,006
                                                ========           ========
NOTE 3
                              PROPERTY, PLANT AND EQUIPMENT
                              -----------------------------
                                  (Dollars in thousands)

                                                MARCH 31,        DECEMBER 31,
                                                  1998               1997
                                              -----------        ------------
                                                (Unaudited)
Land, buildings and improvements                $ 58,319           $ 75,752
Machinery and equipment                          107,570            104,178
Tools, dies and auxiliary equipment                9,003             10,029
Furniture and fixtures                            21,012             22,841
Leasehold improvements                             5,289              7,213
Construction in progress                           8,204              8,840
                                                --------           --------
                                                 209,397            228,853
Less accumulated depreciation                     90,081            102,829
                                                --------           --------
  Total property, plant and equipment - net     $119,316           $126,024
                                                ========           ========

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $1,972,000 and $2,533,000 for the three months ended March 31, 1998 and 1997, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

NOTE 5

The Company granted 1,000 options in January 1997, 5,000 options in May 1997, 225,000 options in September 1997 and 248,500 options in February 1998, at the stock's fair market value at the time of issuance.

At March 31, 1998, 1,060,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 882,000 shares were subject to outstanding options. 247,781 shares held in treasury will be used to meet requirements for the Company's stock option program.

231,000 outstanding options were vested at March 31, 1998. 651,000 of the unvested outstanding options will become vested starting April 4, 1998 through September 18, 2001.

NOTE 6
                                      LONG-TERM DEBT
                                      --------------
                                  (Dollars in thousands)

                                              March 31,           December 31,
                                                1998                  1997
                                            -----------        ------------
                                            (Unaudited)
Long-term debt consists of:

8.06% senior note payable                 $      73,000         $      73,000
9.10% senior note payable                        46,429                46,429
10.72% senior note payable                       30,000                30,000
Credit Facility ($20 Million Canadian)           14,112                13,935
5.0% Notes Payable - AlliedSignal                 5,000                 5,000
5.53% - 10.08% Intermotor Facilities              7,426                 7,524
6.38% - 9.06% Purchase Obligations                3,333                 4,840
Credit Agreement                                    ---                 1,674
Other                                               982                 1,080
                                          -------------         -------------
                                                180,282               183,482
Less current portion                             20,696                24,373
                                          -------------         -------------
Total noncurrent portion of
 long-term debt                           $     159,586         $     159,109
                                          =============         =============

Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

Under the terms of the $46,429,000 senior note agreement, the Company is required to repay the loan in five equal annual installments from 1997 through 2002.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOTE 6 (CONTINUED)


Under the terms of the $20,000,000 CDN credit agreement, the Company is required to repay the loan with three equal annual installments of $2,000,000 CDN beginning in 1998 with a final payment of $14,000,000 CDN due in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options.

Under the terms of the unsecured note agreement with AlliedSignal the remaining $5,000,000 is to be repaid in two equal annual installments of $2,000,000 beginning in September 1998 with a final payment of $1,000,000 due in 2000.

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

NOTE 7

In October 1997, the Company signed a letter of intent to sell its Service Line business to R & B, Inc. This anticipated transaction will involve the sale of selected assets of Champ and APS Service Line and the Pik-A-Nut Fastener Line. Closing on the sale, which is anticipated in mid-1998, is subject to reaching a definitive Purchase Agreement.

On March 28, 1998, the Company completed the exchange of their Brake business for the Moog Automotive Temperature Control business of Cooper Industries.

During the year ended December 31, 1997 the Company provided for estimated losses on the disposal of these discontinued operations, which included anticipated operating losses prior to disposal.

These businesses have been classified as discontinued operations in the accompanying financial statements and as such the operating losses associated with these businesses have been applied against the provisions for operating losses established during 1997.

The accompanying financial statements reflect the disposition of selected assets of the Brake business and the acquisition of selected assets of Moog Automotive Temperature Control business. These amounts have been estimated based upon currently available information. Such information may be revised at a later date based upon the completion of post closing audits by both parties.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 1998 the Company had stockholders' equity of $187,866,000 and working capital of $189,797,000. The Company expects capital expenditures for the remainder of 1998 to be approximately $14,000,000, primarily for new machinery and equipment.

In the first quarter of 1998 the Company suspended the dividend due to losses incurred in the fourth quarter of 1997. The Company has also decided to omit the dividend in the second quarter of 1998, believing that it would be prudent to conserve cash. The reinstatement of the dividend in succeeding quarters of 1998 will be reviewed based upon achieving targeted financial results.

On March 30, 1998, the Company entered into an agreement for a new $108,500,000 short term bank facility. The committed revolving bank credit, which has been syndicated to a group of six banks expires on November 30, 1998. Prior to the expiration of this facility, it is the Company's intent to enter into a multi-year committed bank credit facility to meet its working capital requirements and to raise additional capital to fund the future growth opportunities of the Company.

In March 1998, the Company completed the exchange of their Brake business for the Moog Automotive Temperature Control business of Cooper Industries. The fair value of the assets received in this exchange exceeded the fair value of the assets disposed of by approximately $10,000,000 and results in an equal amount payable to Cooper Industries. This amount will be paid as the Company sells the acquired finished goods inventory to third parties. Cooper Industries will retain title to approximately $15,000,000 of such inventory, however, such interest will decrease as payments under the note are made. The completion of this exchange had no effect on the results of operations for the three month period ended March 31, 1998 as it was completed on the final day of the period.

In addition, the Company received short-term financing of $22,500,000 from Cooper Industries in April 1998 to fund part of the operations of the acquired temperature control business for the first year. The repayment of the $22,500,000 note payable is based on a proportional paydown formula related to the banks paydown, under the new credit facility, with any outstanding balance payable in July 1999.

During the three months ended March 31, 1998, total debt increased by $7,059,000. This increase was a direct result of the additional $10,000,000 note entered into as part of the exchange of the Brake business, offset by approximately $3,200,000 in long term debt payments made during the first quarter. During the three month period ended March 31, 1998 accounts receivable increased by $13,697,000 and inventories increased by $20,996,000. The increase in accounts receivable is primarily due to receivables associated with increased sales versus the fourth quarter of 1997. The inventory increase was a direct result of the completion of the exchange of the Brake business for Moog Automotive Temperature Control business.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 1997.
---------------

Net sales for the current quarter decreased by $11,689,000 or 8.5% from the comparable period in 1997 primarily due to sales declines throughout all divisions. These declines reflect the general softness in sales across the entire aftermarket industry combined with an unusually mild winter which effected engine management sales and the elimination of a pre-season stocking program which reduced volume within temperature control.

-----------------------------------------
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 1997.
---------------


The gross margin percentage for the first quarter of 1998 of 34.7% was well ahead of the 31.6% achieved during the first quarter of 1997. This significant increase was a direct result of improved operating efficiencies, continued favorable material purchase costs and our cost reduction program implemented early in 1998.

Selling, general and administrative (S.G. & A.) expenses decreased by $2,430,000 over the comparable quarter in 1997, however, as a percent of net sales increased by eight tenths of a percentage point (29.8% versus 29.0% in 1997). These fluctuations represent reductions in most areas of our businesses, however, these reductions were out paced by declines in sales. As the year progresses it is anticipated that the full effect of our cost reduction program will take effect and that synergies will begin to develop as we consolidate the Moog Automotive Temperature Control business within our existing temperature control business.

Interest expense decreased by $156,000 as compared to 1997, due primarily to lower average borrowings for the period offset slightly by higher average interest rates.

Taxes based on earnings decreased by $271,000 as compared to 1997 (See note 4).

Income (loss) from discontinued operations improved as a direct result of provisions established, in the prior year, as part of the loss on the disposal of these businesses. The operating losses associated with these businesses for the first quarter of 1998 were applied against these reserves and as such did not effect net income for the period ended March 31, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------



 (a)    EXHIBIT(S)
        ----------

                                                                       METHOD OF
 NUMBER    DESCRIPTION                                                   FILING
 ------    -----------                                                   ------

   2.1     Asset Exchange Agreement dated as of March 28,                   *
           1998 among SMP Motor Products, LTD., Standard
           Motor Products, Inc., Cooper Industries (Canada)
           Inc., Moog Automotive Company and Moog
           Automotive Products, Inc., without exhibits and schedules to said agreement filed as an Exhibit of Registrant's Current Report on Form 8-K dated
           March 28, 1998, is incorporated herein by reference.

   10.17   Override and Amendment Agreement of March 27, 1998               *
           amending the Note Agreement between the Registrant and the American United Life Insurance Company, the Great
           American Life Insurance Company, the Jefferson-Pilot
           Life Insurance Company, the Ohio National Life Insurance
           Company, the Crown Insurance Company, the Great-
           West Life Insurance Company, the Security Mutual Life
           Insurance Company, Woodmen Accident and Life Insurance Company and Nomura Holding America, Inc. dated October 15, 1989 filed as an Exhibit of Registrant's Current Report on Form 8-K dated March 28, 1998 is incorporated herein by reference.

   10.18   Override and Amendment Agreement of March 27, 1998 amending      *
           the Note Agreement between the Registrant and Kemper
           Investors Life Insurance Company, Federal Kemper Life
           Assurance Company, Lumbermens Mutual Casualty Company,
           Fidelity Life Association, American Motorists Insurance
           Company, American Manufacturers Mutual Insurance
           Company, Allstate Life Insurance Company, Teachers
           Insurance & Annuity Association of America, and
           Phoenix Home Life Mutual Insurance Company dated
           November 15, 1992 filed as an Exhibit of Registrant's
           Current Report on Form 8-K dated March 28, 1998 is incorporated herein by reference.

                                                                       METHOD OF
 NUMBER    DESCRIPTION                                                   FILING
 ------    -----------                                                   ------


   10.19   Override and Amendment Agreement of March 27, 1998               *
           amending the Note Agreement between the Registrant
           Life and Metropolitan Insurance Company, the Travelers
           Insurance Company, Connecticut Life Insurance Company,
           CIGNA Property and Casualty Insurance Company, Life
           Insurance Company of North America and American United
           Life Insurance Company dated December 1, 1995 filed as an
           Exhibit of Registrant's Current Report on Form 8-K dated March 28, 1998 is incorporated herein by reference.

   10.20   Revolving Credit and Guarantee Agreement dated March 30,         *
           1998 among Standard Motor Products, Inc., Reno Standard Incorporated, Mardevco Credit Corp., Stanric, Inc., The Chase Manhattan Bank, The Bank of New York, Fleet Bank, National Association, NBD Bank, Canadian Imperial Bank of Commerce and Comerica Bank filed as an Exhibit of Registrant's Current
           Report on Form 8-K dated March 28, 1998 is incorporated herein by reference.


  27       Financial Data Schedule                                 Filed with
                                                                   this Document


*  INCORPORATED HEREIN BY REFERENCE


 (b)    REPORTS ON FORM 8-K
        -------------------

         (1) A Current Report on Form 8-K, dated March 28, 1998, was filed for the acquisition and disposition of a significant amount of assets and for certain other events.


         (2) A Current Report on Form 8-K, dated May 14, 1998, amended the previously filed Form 8-K dated March 28, 1998, to include pro forma financial information as required.

                                  SIGNATURE
                                  ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         STANDARD MOTOR PRODUCTS, INC.
                                         -----------------------------
                                                (Registrant)






MAY 15, 1998                             /s/ JAMES J. BURKE
------------                             ----------------------------
  (Date)                                 Director of Finance,
                                         Chief Accounting Officer