Form 10-Q
period 1998-06-30
STANDARD MOTOR PRODUCTS INC
filed 1998-08-17
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.


            For the Quarterly Period Ended    JUNE 30, 1998

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X       No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    DATE                          CLASS                  SHARES OUTSTANDING
    ----                          -----                  ------------------
JULY 31, 1998                 COMMON STOCK                  13,103,050

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                  JUNE 30, 1998




                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1                                                                 PAGE NO.
------                                                                 --------

CONSOLIDATED BALANCE SHEETS
June 30, 1998 and December 31, 1997                                     3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three Months and
and Six Months ended June 30, 1998 and 1997                                 5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME for the Three Months and Six Months ended
June 30, 1998 and 1997                                                      5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Six Months ended June 30, 1998 and 1997                                     6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7 - 10

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                   11 - 13





                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4
------

Submission of matters to a vote of Security Holders                        14


ITEM 6

Exhibits and Reports on Form 8-K                                      14 - 16

Signature                                                                  16

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)


                                     ASSETS
                                     ------


                                                         June 30,   December 31,
                                                           1998         1997

--------------------------------------------------------------------------------
                                                       (Unaudited)


Current Assets:
Cash and cash equivalents                                 $  2,811      $ 16,809
Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $21,862 (1997 - $18,654)                    214,958       151,026
Inventories (Note 2)                                       177,150       189,006
Deferred income taxes                                       22,005        22,005
Prepaid expenses and other current assets                   11,475        11,630
                                                          --------      --------

     Total current assets                                  428,399       390,476

Property, plant and equipment, net of
  accumulated depreciation (Note 3)                        122,719       126,024

Goodwill, net                                               29,484        30,674
Other assets (Note 8)                                       25,237        29,963
                                                          --------      --------

         Total assets                                     $605,839      $577,137
                                                          ========      ========






See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                        June 30,    December 31,
                                                          1998         1997

--------------------------------------------------------------------------------
                                                       (Unaudited)

Current liabilities:
  Notes payable                                          $  42,958    $  55,897
  Current portion of long-term debt (Note 6)                17,958       24,373
  Accounts payable                                          47,842       36,421
  Sundry payables and accrued expenses                      77,524       67,224
  Accrued customer returns                                  26,462       17,955
  Payroll and commissions                                   12,694       11,180
                                                         ---------    ---------

Total current liabilities                                  225,438      213,050

Long-term debt  (Note 6)                                   161,956      159,109

Deferred income taxes                                        3,176        3,124

Postretirement benefits other than pensions
  and other accrued liabilities                             18,358       18,436
                                                         ---------    ---------

      Total liabilities                                    408,928      393,719

Minority interest                                             (281)        (364)

Commitments and contingencies (Note 6)

Stockholders' equity  (Notes 5 and 6) :
   Common stock-par value  $2.00 per share
     Authorized - 30,000,000 shares
     Issued - 13,324,476 shares in 1998 and 1997
    (including 209,726 and 247,781 shares held as
     treasury shares in 1998 and 1997, respectively)        26,649       26,649
   Capital in excess of par value                            2,604        2,763
   Loan to Employee Stock Ownership Plan  (ESOP)                 0       (1,665)
   Retained earnings                                       172,806      161,514
   Accumulated other comprehensive income (loss)              (589)        (454)
                                                         ---------    ---------

                                                           201,470      188,807
Less:  treasury stock-at cost                                4,278        5,025
                                                         ---------    ---------

Total stockholders' equity                                 197,192      183,782
                                                         ---------    ---------

    Total liabilities and stockholders' equity           $ 605,839    $ 577,137
                                                         =========    =========



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)


                                                         For Three Months Ended           For Six Months Ended
                                                                June 30,                        June 30,
                                                      ---------------------------    ----------------------------
                                                          1998             1997        1998             1997
                                                      -------------    ----------    -------------  -------------

Net sales                                            $    208,766    $    163,181   $    334,811    $    300,915

Cost of sales                                             145,694         109,723        227,949         203,877
                                                     -------------   ------------   ------------    ------------

   Gross profit                                            63,072          53,458        106,862          97,038

Selling, general and administrative expenses               48,175          42,790         85,680          82,725
                                                     -------------   ------------   ------------    ------------

  Operating income                                         14,897          10,668         21,182          14,313

Other income (expense) - net                                  115              61            347             594
                                                     -------------   ------------   ------------    ------------
                                                           15,012          10,729         21,529          14,907

Interest expense                                            5,105           3,797          8,480           7,328
                                                     -------------   ------------   ------------    ------------

Earnings from continuing operations
  before taxes and minority interest                        9,907           6,932         13,049           7,579

Minority interest                                             (17)            (32)          (135)           (178)

Income taxes (Note 4)                                       1,251           1,329          1,622           1,971
                                                     -------------   ------------   ------------    ------------

Earnings from continuing operations                         8,639           5,571         11,292           5,430
                                                     -------------   ------------   ------------    ------------

Income from operations of
  discontinued Brake Group                                      0           1,180              0             832

Income (loss) from operations
  of discontinued Service Line Group                            0            (231)             0            (678)
                                                     -------------   ------------   ------------    ------------
Earnings from discontinued operations                           0             949              0             154
                                                     -------------   ------------   ------------    ------------
Net earnings                                                8,639           6,520         11,292           5,584
                                                     -------------   ------------   ------------    ------------
Retained earnings beginning of period                     164,167         198,249        161,514         200,235
                                                     -------------   ------------   ------------    ------------
                                                          172,806         204,769        172,806         205,819
Less: cash dividends for period                                 0           1,051              0           2,101
                                                     -------------   ------------   ------------    ------------
Retained earnings at end of period                   $    172,806    $    203,718   $    172,806    $    203,718
                                                     ============    ============   ============    ============



PER COMMON SHARE DATA:
     Net Earnings from continuing operations:
               Basic                                 $      0.66     $       0.42  $    0.86    $       0.41
               Diluted                                      0.65             0.42       0.86            0.41

     Net earnings:
               Basic                                 $      0.66     $       0.50  $    0.86    $       0.43
               Diluted                                      0.65             0.50       0.86            0.43

     Dividends                                       $      0.00     $       0.08  $    0.00    $       0.16

Average number of common shares                       13,102,469       13,131,367 13,089,653      13,130,918
                                                     -------------   ------------ ----------    ------------
Average number of common and
  dilutive common shares                              13,211,406       13,131,431 13,168,063     13,132,173
                                                     -------------   ------------ ----------    ------------


                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings                                         $      8,639    $      6,520  $ 11,292    $     5,584
Other Comprehensive income (loss), net of tax
  Foreign currency translation adjustment                      99               5      (135)            76
                                                     -------------   ------------ ----------   ------------
Comprehensive income                                 $      8,738    $      6,525  $ 11,157    $     5,660
                                                     ============    ============ ===========  ============



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          For Six Months Ended
                                                                  June 30,
                                                         -----------------------
                                                             1998        1997
                                                         -----------  ----------

Cash flows from operating activities:
  Net earnings                                             $ 11,292    $  5,584

  Adjustments to reconcile net earnings to net
   cash used in operating activities:
       Depreciation and amortization                          9,722       9,658
       (Gain) Loss on disposal of property,
           plant & equipment                                     55         (22)

    Change in assets and liabilities,
          net of effects from acquisitions:
       (Increase) decrease in accounts  receivable, net     (65,181)    (86,107)
       (Increase) decrease in inventories                    36,584      17,468
       (Increase) decrease in other assets                    2,824       3,627
       Increase (decrease) in accounts payable               11,870      19,132
       Increase (decrease) in other current assets
          and liabilities                                        98      (3,162)
       Increase (decrease) in sundry payable and
          accrued expenses                                   16,463       8,514
                                                           --------    --------

       Net cash provided by (used in)
          operating activities:                              23,727     (25,308)
                                                           --------    --------

Cash flows from investing activities
    Capital expenditures, net of effects
          from acquisitions                                  (8,422)     (8,657)
    Payments for acquisitions, net of cash acquired            --        (6,157)
                                                           --------    --------

    Net cash (used in) investing activities                  (8,422)    (14,814)
                                                           --------    --------

Cash flows from financing activities:
    Net borrowings (payments) under
          line-of-credit agreements                         (29,068)     38,257
    Proceeds from issuance of long-term debt                    700       1,997
    Principal payments of long-term debt                     (3,610)     (2,270)
    Reduction of loan to ESOP                                 1,665       1,680
    Proceeds from exercise of employee
          stock options                                       1,040        --
    Purchase of treasury stock                                 (451)       --
    Dividends paid                                             --        (2,101)
                                                           --------    --------

    Net cash provided by (used in)
          financing activities                              (29,724)     37,563
                                                           --------    --------

Effect of exchange rate changes on cash                         421         (17)
                                                           --------    --------

Net (decrease) in cash                                      (13,998)     (2,576)

Cash and cash equivalents at beginning of period             16,809       4,666
                                                           --------    --------

Cash and cash equivalents at end of period                 $  2,811    $  2,090
                                                           ========    ========

Non-cash investing and financing activities:

 Assets and liabilities assumed in
    exchange transaction:
       Current assets                                      $ 64,350    $   --
       Property, plant and equipment                         24,200        --
       Current liabilities                                   (8,300)       --
                                                           --------    --------

       Net assets assumed                                    80,250        --
                                                           --------    --------

    Assets and liabilities divested in
          exchange transaction:
       Current assets                                        40,195        --
       Property, plant and equipment, net                    27,169        --
       Other assets                                           1,181        --
       Current liabilities                                   (4,314)       --
                                                           --------    --------

       Net assets divested                                   64,231        --
                                                           --------    --------

    Notes payable (excess net fair value
          of assets assumed)                               $ 16,019    $   --
                                                           ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                               $  7,292    $ 10,355
    Income taxes                                           $   (246)   $  1,837


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

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which became effective in January of 1998. This statement requires the presentation of comprehensive income and its components in financial statements. Accordingly, the Consolidated Statements of Comprehensive Income have been included in the accompanying financial statements.

NOTE 2

                                   INVENTORIES
                                   -----------
                             (Dollars in thousands)

                                                   June 30,         December 31,
                                                       1998                 1997
                                                (Unaudited)
Finished goods                                $     117,692        $     124,224
Work in process                                       4,789                5,392
Raw materials                                        54,669               59,390
                                             --------------        -------------
      Total inventories                      $      177,150        $     189,006
                                             ==============        =============


NOTE 3


                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)

                                                   June 30,         December 31,
                                                       1998                 1997
                                                (Unaudited)
Land, buildings and improvements              $      74,172        $      75,752
Machinery and equipment                              89,060              104,178
Tools, dies and auxiliary equipment                  10,342               10,029
Furniture and fixtures                               21,416               22,841
Leasehold improvements                                5,429                7,213
Construction in progress                             15,538                8,840
                                              -------------        -------------
                                                    215,957              228,853
Less accumulated depreciation                        93,238              102,829
                                              -------------        -------------
  Total property, plant and equipment - net   $     122,719        $     126,024
                                              =============        =============

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $4,109,000 and $4,514,000 for the six months ended June 30, 1998 and 1997 and $2,137,000 and $1,981,000 for the three months ended June 30, 1998 and 1997, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

In addition, the Company adjusted the valuation allowance applied against the net deferred tax assets and realized certain tax benefits which reduced the effective tax rate in 1998. In assessing the valuation allowance , the Company reviewed the results of operations for the six months ended June 30, 1998 and estimates regarding the future operations and the Company's ability to generate sufficient taxable income to realize the net deferred tax assets. The Company will continue to evaluate its projected future results of operations and consequently, further adjustments to the valuation allowance may be required.


NOTE 5

At June 30, 1998, the Company has principally two fixed stock-based compensation plans. Under these plans, stock options to purchase common stock of the Company are issued to certain employees and directors. These options become exercisable and expire at various dates and have an exercise price, which is typically equal to or greater than the stocks fair market value at the date of grant.

At June 30, 1998, 1,002,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 838,500 shares were subject to outstanding options. These outstanding options, were comprised of 636,000 options granted in prior years, plus 263,000 options granted during the six months ended June 30, 1998, less 58,000 exercised and 2,500 forfeited during the six months ended June 30, 1998.

At June 30, 1998, 278,000 outstanding options were vested. The unvested outstanding options, in the amount of 560,500 will become vested in stages from September 1998 through September 2001.


NOTE 6
                                 LONG-TERM DEBT
                                 --------------
                             (Dollars in thousands)

                                               June 30,          December 31,
                                                   1998                  1997
                                           -------------         -------------
                                            (Unaudited)
Long-term debt consists of:

8.06% senior note payable                 $      73,000         $      73,000
9.10% senior note payable                        46,429                46,429
10.72% senior note payable                       30,000                30,000
Credit Facility ($20 Million Canadian)           13,616                13,935
5.0% Notes Payable - AlliedSignal                 5,000                 5,000
5.53% - 10.08% Intermotor Facilities              7,044                 7,524
6.38% - 9.06% Purchase Obligations                3,167                 4,840
Credit Agreement                                    ---                 1,674
Other                                             1,658                 1,080
                                          -------------         -------------
                                                179,914               183,482
Less current portion                             17,958                24,373
                                          -------------         -------------
Total noncurrent portion of
 long-term debt                           $     161,956         $     159,109
                                          =============         =============

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

Under the terms of the $20,000,000 CDN credit agreement, the Company is required to repay the loan with three equal annual installments of $2,000,000 CDN beginning in 1999 with a final payment of $14,000,000 CDN due in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options.

Under the terms of the unsecured note agreement with AlliedSignal the $5,000,000 is to be repaid in two equal annual installments of $2,000,000 beginning in September 1998 with a final payment of $1,000,000 due in 2000.

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

NOTE 7

In October 1997, the Company signed a letter of intent to sell its Service Line business to R & B, Inc. This anticipated transaction will involve the sale of selected assets of Champ and APS Service Line and the Pik-A-Nut Fastener Line. Closing on the sale, which is anticipated in the third quarter of 1998, is subject to reaching a definitive Purchase Agreement.

On March 28, 1998, the Company completed the exchange of its Brake business for the Moog Automotive Temperature Control business of Cooper Industries.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 (CONTINUED)

In July 1998, the Company signed a letter of intent to sell the assets of its fuel pump business to The Pierce Company, Inc., a leading manufacturer of fuel pumps. This anticipated transaction which is targeted for closing in August 1998, is subject to reaching a definitive Purchase Agreement. During the second quarter ended June 30, 1998 the Company recorded a $1,500,000 provision to write down the assets of the fuel pump business to their estimated net realizable value. This provision is anticipated to fully provide for any loss incurred from the divestiture and consequently it is not expected that any additional loss will be incurred upon the completion of the sale.


NOTE 8

Other assets primarily consist of deferred new customer acquisition costs, certain held-to-maturity securities, unamortized customer supply agreements, equity in joint ventures and pension assets.


NOTE 9

Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share:

                               For Three Months Ended      For Six Months Ended
                                     June 30,                   June 30,
                                   1998        1997        1998          1997
                                   ----        ----        ----          ----

Weighted average common
  shares outstanding .......   13,102,469   13,131,367   13,089,653   13,130,918

Effect of dilutive
  securities - options .....      108,937           64       78,410        1,255
                               ----------   ----------   ----------   ----------

Weighted average common
  equivalent shares
  outstanding assuming
  dilution .................   13,211,406   13,131,431   13,168,063   13,132,173
                               ==========   ==========   ==========   ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1998 the Company had stockholders' equity of $197,192,000 and working capital of $202,961,000. The Company expects capital expenditures for the remainder of 1998 to be approximately $8,000,000, primarily for new machinery and equipment.

In the first and second quarters of 1998 the Company suspended the dividend due to losses incurred in the fourth quarter of 1997. The Company has decided to reinstate the dividend in the third quarter of 1998. The declaration of a dividend in succeeding quarters of 1998 and beyond will be reviewed based upon achieving targeted financial results.

On March 30, 1998, the Company entered into an agreement for a new $108,500,000 short term bank facility consisting of two segments, Segment A $78,500,000 and Segment B $30,000,000. Segment B in the amount of $30,000,000 was retired in July 1998, due to the Company's favorable cash flow over the first half of 1998 and was no longer necessary to finance the Company's current needs. The remaining Segment A, in the amount of $78,500,000, which has been syndicated to a group of six banks expires on November 30, 1998. Prior to the expiration of this facility, it is the Company's intent to enter into a multi-year committed bank credit facility to meet its working capital requirements and to raise additional capital to fund the future growth opportunities of the Company.

In March 1998, the Company completed the exchange of its Brake business for the Moog Automotive Temperature Control business of Cooper Industries. The fair value of the assets received in this exchange exceeded the fair value of the assets disposed of by approximately $16,019,000 and results in an equal amount payable to Cooper Industries. This amount will be paid as the Company sells the acquired finished goods inventory to third parties. Cooper Industries will retain a security interest in approximately $15,000,000 of such inventory, however, such interest will decrease as payments under the note are made. During the three months ended June 30, 1998, the Company made repayments of $1,248,000 in accordance with the note agreement. The remaining balance is expected to be repaid over the balance of 1998 with final payment due by March 28, 1999.

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

In July 1998, the Company signed a letter of intent to sell its fuel pump business to The Pierce Company, Inc. This anticipated transaction, which is targeted for closing in August 1998, is a direct result of the Company's continued efforts to concentrate on its core businesses. The fuel pump business did not contribute to the Company's long term goals and as a result the capital invested in this business will be redeployed into projects with higher potential returns and which support the Company's long term goals. A provision for loss on disposal, in the amount of $1,500,000, established during the second quarter of 1998, is anticipated to fully provide for any potential loss from the divestiture.

During the six and twelve month periods ended June 30, 1998 total debt after the inclusion of $16,019,000 in new debt from the exchange with Cooper Industries, decreased by $16,507,000 and $78,771,000 respectively. These decreases were primarily the result of the effective management of all assets, which includes reductions in inventory, accounts receivable and reductions in various new customer acquisition costs, as compared to a year ago. Inventories decreased by approximately $11,856,000 during the six month period and by $38,854,000 as compared to a year ago. Excluding the effects of the exchange with Cooper Industries, which resulted in an additional $25,100,000 in inventory, these reductions would have been

-------------------------------------------

more significant. Accounts receivable increased for the six month period by $63,932,000 primarily due to increased volume of the Climate Control Group and the seasonal nature of some of its dating programs. However as compared to June 30, 1997, accounts receivable decreased by approximately $32,205,000. Deferred new customer acquisition costs decreased by approximately $10,100,000 as compared with the period ended June 30, 1997. This reduction is a direct result of the Company's decision to concentrate on its two core businesses, namely Engine Management and Temperature Control. These reductions, coupled with the Company's continued implementation of various cost reduction programs, have resulted in significant decreases in total debt.



INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 1997.
--------------

Net sales for the current quarter increased by $45,585,000 or 27.9% from the comparable period in 1997. The acquisition of the Cooper Industries temperature control business added approximately $35,000,000 in sales for the quarter. Excluding these sales, revenues for the quarter increased by approximately $10,600,000 or 6.5%. This increase is primarily due to the strong demand for our temperature control products.

The gross margin percentage for the second quarter of 1998 of 30.2% was below the 32.8% achieved during the second quarter of 1997. This decline was primarily the result of higher manufacturing costs of Cooper Industries temperature control business which was acquired on March 28, 1998. The impact of these higher costs is expected to be eliminated later this year as the acquired inventory is depleted and manufacturing synergies develop.

Selling, general and administrative (S.G. & A.) expenses increased by $5,385,000 over the comparable quarter in 1997, however, as a percent of net sales decreased by 3.1 percentage points (23.1% versus 26.2% in 1997). These fluctuations represent reductions in most areas of our businesses, however, the reductions were offset by additional costs incurred to support the Cooper Industries temperature control business. As the year progresses it is anticipated that the full effect of our cost reduction program will take effect and that synergies will begin to develop as we consolidate the Moog Automotive Temperature Control business within our existing temperature control business.

In addition, results of operations for the second quarter of 1998 were unfavorably impacted by $3,910,000 in expenses related to the write down of various assets of the Company's OE, China and fuel pump businesses. The write down of approximately $2,410,000 for the Company's OE and China ventures was determined to be necessary based upon the Company's continued analysis of the commercial viability of these projects. As previously discussed a provision of $1,500,000 was established in relation to the planned divestiture of the fuel pump business. This provision is anticipated to provide for any potential loss on the divestiture of that business.

Interest expense increased by $1,308,000 as compared to 1997, due primarily to higher average interest rates for the period as compared to 1997.

Taxes based upon earnings were comparable to 1997, however, the effective tax rate declined as the result of adjustments to the Company's valuation allowance against net deferred tax assets. (See note 4).

In accordance with the accounting treatment as discontinued operations, the operating losses associated with the discontinued businesses for the three and six month periods ended June 30, 1998 were applied against provisions, established in the prior year, and as such did not affect net income for the periods ended June 30, 1998.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED
------------------------------------------------------------------------
JUNE 30, 1997
-------------

Net sales for the six month period increased by $33,896,000 or 11.3% from the comparable period in 1997. The acquisition of Cooper Industries temperature control business added approximately $35,000,000 in sales for the six month period. Excluding these sales, total revenues remained relatively flat with increases in temperature control being offset by slight decreases in other divisions.

The gross margin percentage for the six month period in 1998 of 31.9% was slightly below the 32.2% achieved during the comparable period in 1997. This decrease was primarily the result of higher manufacturing costs of Cooper Industries temperature control business which was acquired on March 28, 1998. The impact of these higher costs is expected to be eliminated later this year as the acquired inventory is depleted and manufacturing synergies develop.

Selling, general and administrative (S.G. & A) expenses increased by $ 2,955,000 over the comparable period in 1997, however, as a percentage of net sales, S.G. & A decreased by 1.9 percentage points (25.6% versus 27.5% in 1997). This fluctuation represents reductions in most areas of our businesses as the effects of our cost reduction programs are beginning to be realized. The reductions are more noteworthy, considering that the Company incurred additional costs to support the Cooper Industries temperature control business. It is expected that as various synergies develop these costs will be further reduced.

In addition, results of operations for the six month period ended June 1998 were unfavorably impacted by $3,910,000 in expenses related to the write down of various assets of the Company's OE, China and fuel pump businesses. The write down of approximately $2,410,000 for the Company's OE and China ventures was determined to be necessary based upon the Company's continued analysis of the commercial viability of these projects. As previously discussed, a provision of $1,500,000 was established in relation to the planned divestiture of the fuel pump business. This provision is anticipated to provide for any potential loss on the divestiture of that business.

Interest expense increased by $1,152,000, as compared to 1997, due primarily to higher average interest rates for the period.

Taxes based upon earnings were comparable to 1997, however, the effective tax rate declined as the result of adjustments to the Company's valuation allowance against net deferred tax assets. (See note 4).

In accordance with the accounting treatment as discontinued operations, the operating losses associated with the discontinued businesses for the three and six month periods ended June 30, 1998 were applied against provisions, established in the prior year, and as such did not affect net income for the periods ended June 30, 1998.


RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which became effective in January of 1998. This statement requires the presentation of comprehensive income and its components in financial statements. Accordingly, the Consolidated Statements of Comprehensive Income have been included in the accompanying financial statements.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires the disclosure of information relating to each of the Company's key operating segments, as well as, various geographic and major customer data. In accordance with the provisions of the statement interim financial statements in the initial year of application need not present these disclosures and as such the accompanying financial statements do not reflect the related disclosures. These disclosures will be reflected in the Company's 1998 Annual Report and in all subsequent interim financial statements.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

(a)      May 21, 1998, Annual Meeting

(b)      Directors Elected   --   Nathaniel L. Sills
                                  Lawrence I. Sills
                                  Arthur D. Davis
                                  Susan F. Davis
                                  William H. Turner
                                  John L. Kelsey
                                  Robert J. Swartz
                                  Marilyn F. Cragin
                                  Arthur S. Sills
                                  Robert M. Gerrity
                                  Andrew M. Massimilla


(c)      Proposals voted upon:

         (I) Election of Directors:

                                                 VOTES FOR       VOTES WITHHELD
                                                 ---------       --------------

             Nathaniel L. Sills                 11,883,882            42,132
             Lawrence I. Sills                  11,890,239            35,775
             Arthur D. Davis                    11,894,213            31,801
             Susan F. Davis                     11,891,747            34,267
             William H. Turner                  11,894,184            31,830
             John L. Kelsey                     11,893,479            32,535
             Robert J. Swartz                   11,893,345            32,669
             Marilyn F. Cragin                  11,894,070            31,944
             Arthur S. Sills                    11,887,677            38,337
             Robert M. Gerrity                  11,894,184            31,830
             Andrew M. Massimilla               11,892,781            33,233



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------



 (a)    EXHIBIT(S)

 NUMBER     DESCRIPTION                                         METHOD OF FILING
 ------     -----------                                         ----------------

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

NUMBER      DESCRIPTION                                         METHOD OF FILING


   10.17    Override and Amendment Agreement of March 27, 1998         *
            amending the Note Agreement between the Registrant and the American United Life Insurance Company, the
            Great American Life Insurance Company, the
            Jefferson-Pilot Life Insurance Company, the Ohio
            National Life Insurance Company, the Crown Insurance
            Company, the Great-West Life Insurance Company, the
            Security Mutual Life Insurance Company, Woodmen Company Accident and Life Insurance and Nomura Holding
            America, Inc. dated October 15, 1989 filed as an
            Exhibit of Registrant's Current Report on Form 8-K dated March 28, 1998 is incorporated herein by reference.

   10.18    Override and Amendment Agreement of March 27, 1998         *
            amending the Note Agreement between the Registrant and Kemper Investors Life Insurance Company, Federal
            Kemper Life Assurance Company, Lumbermens Mutual
            Casualty Company, Fidelity Life Association,
            American Motorists Insurance Company, American
            Manufacturers Mutual Insurance Company, Allstate Life
            Insurance Company, Teachers Insurance & Annuity
            Association of America, and Phoenix Home Life Mutual
            Insurance Company dated November 15, 1992 filed as an
            Exhibit of Registrant's Current Report on Form 8-K dated March 28, 1998 is incorporated herein by reference.

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

   10.20    Revolving Credit and Guarantee Agreement dated March       *
            30, 1998 among Standard Motor Products, Inc., Reno Standard Incorporated, Mardevco Credit Corp., Stanric, Inc., The Chase Manhattan Bank, The Bank of New York, Fleet Bank, National Association, NBD Bank, Canadian Imperial Bank of Commerce and Comerica Bank filed as an Exhibit of Registrant's Current Report on Form 8-K dated March 28, 1998 is incorporated herein by reference.

   10.21 1994 Omnibus Stock Option Plan of Standard Motor Products, * Inc., as amended, is incorporated by reference to Exhibit
            4.1 of the Company's Registration Statement on Form S-8 (333-51565), dated May 1, 1998.

   10.22    Standard Motor Products, Inc. Independent Directors' Stock     *
            Option Plan, is incorporated by reference to the Company's Registration Statement on Form S-8 (333-51619), dated May 1, 1998.

  27.1      Financial Data Schedule for June 30, 1998.              Filed with
                                                                   this Document

  27.2      Restated Financial Data Schedule for June 30, 1997.     Filed with
                                                                   this Document


*  INCORPORATED HEREIN BY REFERENCE

 (b)        REPORTS ON FORM 8-K
            --------------------

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



                                                 STANDARD MOTOR PRODUCTS, INC.
                                                 -----------------------------
                                                        (Registrant)






AUGUST 14, 1998                                  /s/ JAMES J. BURKE
                                                 -------------------------------
    (Date)                                       Director of Finance,
                                                 Chief Accounting Officer