Form 10-Q
period 1998-09-30
STANDARD MOTOR PRODUCTS INC
filed 1998-11-13
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.


            For the Quarterly Period Ended   SEPTEMBER 30, 1998
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


                                   NONE
                                   ----
            (Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X        No
                                                 ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      DATE                       CLASS                  SHARES OUTSTANDING
      ----                       -----                  ------------------
OCTOBER 31, 1998              COMMON STOCK                 13,056,350
----------------              ------------                 ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                               SEPTEMBER 30, 1998




                        PART I - FINANCIAL INFORMATION
                        ------------------------------



ITEM 1                                                          PAGE NO.
------                                                          --------

CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997                          3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three Months and
Nine Months ended September 30, 1998 and 1997                       5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME for the Three Months and Nine Months ended
September 30, 1998 and 1997                                         5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Nine Months ended September 30, 1998 and 1997                       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7 - 10

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                              11 - 15





                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6
------

Exhibits and Reports on Form 8-K                                 15 - 16

Signature                                                          17

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)


                                     ASSETS
                                     ------


                                                      September 30,        December 31,
                                                          1998                1997

----------------------------------------------------------------------------------------

                                                        (Unaudited)


Current assets:
Cash and cash equivalents                          $      46,295      $       16,809
Accounts and notes receivable, net of
  allowance for doubtful accounts and
  discounts of $22,135 (1997 - $18,654)                  181,845             151,026
Inventories (Note 2)                                     151,609             189,006
Deferred income taxes                                     22,005              22,005
Prepaid expenses and other current assets                  9,356              11,630
                                                     ------------       -------------

       Total current assets                              411,110             390,476

Property, plant and equipment, net of
  accumulated depreciation (Note 3)                      109,233             126,024

Goodwill, net                                             40,145              30,674
Other assets (Note 8)                                     25,473              29,963
                                                     ------------       -------------

           Total assets                            $     585,961      $      577,137
                                                     ============       =============






See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               September 30,           December 31,
                                                                  1998                       1997

-----------------------------------------------------------------------------------------------------------
                                                                (Unaudited)

Current liabilities:
  Notes payable                                            $          17,251       $        55,897
  Current portion of long-term debt (Note 6)                          17,966                24,373
  Accounts payable                                                    38,741                36,421
  Sundry payables and accrued expenses                                82,872                67,224
  Accrued customer returns                                            29,725                17,955
  Payroll and commissions                                             13,853                11,180
                                                            -----------------       ---------------

Total current liabilities                                            200,408               213,050

Long-term debt  (Note 6)                                             160,947               159,109

Deferred income taxes                                                  3,192                 3,124

Postretirement benefits other than pensions
  and other accrued liabilities                                       18,721                18,436
                                                            -----------------       ---------------

         Total liabilities                                           383,268               393,719

Minority interest                                                       (278)                 (364)

Commitments and contingencies

Stockholders' equity  (Notes 5) :
   Common stock-par value  $2.00 per share
     Authorized - 30,000,000 shares
     Issued - 13,324,476 shares in 1998 and 1997
    (including 281,126 and 247,781 shares held as
     treasury shares in 1998 and 1997, respectively)                  26,649                26,649
   Capital in excess of par value                                      2,604                 2,763
   Loan to Employee Stock Ownership Plan (ESOP)                            0                (1,665)
   Retained earnings                                                 181,332               161,514
   Accumulated other comprehensive income (loss)                      (1,626)                 (454)
                                                            -----------------       ---------------

                                                                     208,959               188,807
Less:  treasury stock-at cost                                          5,988                 5,025
                                                            -----------------       ---------------

Total stockholders' equity                                           202,971               183,782
                                                            -----------------       ---------------

    Total liabilities and stockholders' equity             $         585,961       $       577,137
                                                            =================       ===============






See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)


                                                         For Three Months Ended                      For Nine Months Ended
                                                             September 30,                               September 30,
                                                  -----------------------------------        -----------------------------------
                                                         1998                1997                   1998                1997
                                                  ---------------    ---------------        ---------------    ---------------

Net sales                                        $       201,293    $       155,246        $       536,104    $       456,161

Cost of sales                                            138,885            105,308                366,834            309,185
                                                  ---------------    ---------------        ---------------    ---------------

      Gross profit                                        62,408             49,938                169,270            146,976

Selling, general and administrative expenses              45,026             38,867                130,706            121,591
                                                  ---------------    ---------------        ---------------    ---------------

          Operating income                                17,382             11,071                 38,564             25,385

Other income (expense) - net                              (1,734)               521                 (1,387)             1,115
                                                  ---------------    ---------------        ---------------    ---------------
                                                          15,648             11,592                 37,177             26,500

Interest expense                                           4,346              3,601                 12,826             10,930
                                                  ---------------    ---------------        ---------------    ---------------

Earnings from continuing operations
  before taxes and minority interest                      11,302              7,991                 24,351             15,570

Minority interest                                            (64)               (77)                  (198)              (255)

Income taxes (Note 4)                                      1,664                997                  3,287              2,968
                                                  ---------------    ---------------        ---------------    ---------------

Earnings from continuing operations                        9,574              6,917                 20,866             12,347
                                                  ---------------    ---------------        ---------------    ---------------

Income from operations of
  discontinued Brake Group                                     0              1,272                      0              2,104

Income (loss) from operations
  of discontinued Service Line Group                           0               (272)                     0               (950)
                                                  ---------------    ---------------        ---------------    ---------------

Earnings from discontinued operations                          0              1,000                      0              1,154
                                                  ---------------    ---------------        ---------------    ---------------

Net earnings                                               9,574              7,917                 20,866             13,501
                                                  ---------------    ---------------        ---------------    ---------------

Retained earnings beginning of period                    172,806            203,718                161,514            200,235
                                                  ---------------    ---------------        ---------------    ---------------

                                                         182,380            211,635                182,380            213,736
Less: cash dividends for period                            1,048              1,050                  1,048              3,151
                                                  ---------------    ---------------        ---------------    ---------------

Retained earnings at end of period               $       181,332    $       210,585        $       181,332    $       210,585
                                                  ===============    ===============        ===============    ===============



PER COMMON SHARE DATA:
----------------------
Net earnings from continuing operations:
               Basic                             $          0.73    $         0.53         $          1.59    $          0.94
               Diluted                                      0.72              0.53                    1.58               0.94

  Net earnings:
               Basic                             $          0.73    $         0.60         $          1.59    $          1.03
               Diluted                                      0.72              0.60                    1.58               1.03

  Dividends                                      $          0.08    $         0.08         $          0.08    $          0.24

Average number of common shares                       13,080,996         13,131,515             13,086,736         13,131,515
                                                  --------------     --------------            -----------      --------------
Average number of common and
  dilutive common shares                              13,222,161         13,170,085             13,182,674         13,132,097
                                                  --------------     --------------            -----------      --------------




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings                                    $          9,574    $         7,917        $        20,866    $        13,501
Other comprehensive income (loss), net of tax
  Foreign currency translation adjustment                 (1,037)                70                 (1,172)               146
                                                  ---------------    ---------------          -------------     --------------

Comprehensive income                            $          8,537    $         7,987        $        19,694    $        13,647
                                                  ===============    ===============          =============     ==============



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   1998         1997
                                                                                ----------   ----------

Cash flows from operating activities:
  Net earnings                                                                   $ 20,866    $ 13,501

    Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation and amortization                                               13,703      14,252
       Loss on disposal of property, plant & equipment                                226           3

    Change in assets and liabilities, net of effects from acquisitions:
       (Increase) decrease in accounts  receivable, net                           (32,008)    (54,619)
       (Increase) decrease in inventories                                          54,417      46,542
       (Increase) decrease in other assets                                          2,389       6,204
       Increase (decrease) in accounts payable                                      3,088       9,909
       Increase (decrease) in other current assets and liabilities                  2,505      (1,690)
       Increase (decrease) in sundry payable and accrued expenses                  29,149       4,364
                                                                                 --------    --------

       Net cash provided by operating activities:                                  94,335      38,466
                                                                                 --------    --------

Cash flows from investing activities
    Proceeds from sale of property, plant and equipment                               201
    Capital expenditures, net of effects from acquisitions                        (11,738)    (11,410)
    Proceeds from divestitures                                                      4,160
    Payments for acquisitions, net of cash acquired                                  --       (16,313)
                                                                                 --------    --------

    Net cash used in investing activities                                          (7,377)    (27,723)
                                                                                 --------    --------

Cash flows from financing activities:
    Net borrowings (payments) under line-of-credit agreements                     (53,121)    (19,804)
    Proceeds from issuance of long-term debt                                          700      11,894
    Principal payments of long-term debt                                           (4,184)     (2,904)
    Reduction of loan to ESOP                                                       1,665       1,680
    Proceeds from exercise of employee stock options                                1,040          29
    Purchase of treasury stock                                                     (2,161)       (153)
    Dividends paid                                                                 (1,048)     (3,151)
                                                                                 --------    --------

    Net cash provided by (used in) financing activities                           (57,109)    (12,409)
                                                                                 --------    --------

Effect of exchange rate changes on cash                                              (363)        139
                                                                                 --------    --------

Net increase (decrease) in cash                                                    29,486      (1,527)

Cash and cash equivalents at beginning of period                                   16,809       4,666
                                                                                 --------    --------

Cash and cash equivalents at end of period                                       $ 46,295    $  3,139
                                                                                 ========    ========

Non-cash investing and financing activities: Assets and liabilities assumed in exchange transaction:
       Current assets                                                            $ 61,051    $   --
       Property, plant and equipment                                               11,600        --
       Other assets                                                                11,645        --
       Current liabilities                                                         (5,108)       --
                                                                                 --------    --------

       Net assets assumed                                                          79,188        --
                                                                                 --------    --------

    Assets and liabilities divested in exchange transaction:
       Current assets                                                              40,330        --
       Property, plant and equipment, net                                          27,968        --
       Other assets                                                                 1,181        --
       Current liabilities                                                         (4,288)       --
                                                                                 --------    --------

       Net assets divested                                                         65,191        --
                                                                                 --------    --------

    Notes payable (excess net fair value of assets assumed)                      $ 13,997    $   --
                                                                                 ========    ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest                                                                     $ 13,560    $ 14,975
    Income taxes                                                                 $    237    $  2,741




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

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which became effective in January of 1998. This statement requires the presentation of comprehensive income and its components in financial statements. Accordingly, the Consolidated Statements of Comprehensive Income have been included in the accompanying financial statements.

NOTE 2

                                   INVENTORIES
                                   -----------
                             (Dollars in thousands)


                                      September 30,          December 31,
                                              1998                  1997
                                    --------------        --------------
                                       (Unaudited)

Finished goods                      $       98,021          $    124,224
Work in process                              4,438                 5,392
Raw materials                               49,150                59,390
                                    --------------        --------------
      Total inventories             $      151,609        $      189,006
                                    ==============        ==============


NOTE 3

                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)


                                    September 30,          December 31,
                                             1998                  1997
                                    -------------         -------------
                                      (Unaudited)

Land, buildings and improvements    $      63,633         $      75,752
Machinery and equipment                    87,491               104,178
Tools, dies and auxiliary equipment         8,916                10,029
Furniture and fixtures                     20,830                22,841
Leasehold improvements                      5,370                 7,213
Construction in progress                   18,682                 8,840
                                    -------------         -------------
                                          204,922               228,853
Less accumulated depreciation              95,689               102,829
                                    -------------         -------------
  Total property, plant and
          equipment - net           $     109,233         $     126,024
                                    =============         =============

On March 28, 1998 the Company completed the exchange of its Brake business for the Moog Automotive Temperature Control business of Cooper Industries. In connection

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3, (CONTINUED)

with this exchange each party performed post closing reviews and several adjustments have been made to the amounts which were originally recorded. In addition, during the third quarter 1998, the Company revised the value of certain assets acquired in the exchange to reflect their appropriate fair market value and accordingly recorded goodwill for the differences.


NOTE 4

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $5,576,000 and $7,673,000 for the nine months ended September 30, 1998 and 1997 and $1,813,000 and $2,658,000 for the three months ended September 30, 1998 and 1997, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.

In addition, the Company adjusted the valuation allowance applied against deferred tax assets and realized certain tax benefits which reduced the effective tax rate in 1998. In assessing the valuation allowance, the Company reviewed the results of operations for the nine months ended September 30, 1998 and estimates regarding the future operations and the Company's ability to generate sufficient taxable income to realize the deferred tax assets. The Company will continue to evaluate its projected future results of operations and consequently, further adjustments to the valuation allowance may be required.


NOTE 5

At September 30, 1998, the Company has principally two fixed stock-based compensation plans. Under these plans, stock options to purchase common stock of the Company are issued to certain employees and directors. These options become exercisable and expire at various dates and have an exercise price, which is equal to or greater than the stock's fair market value at the date of grant.

At September 30, 1998, 1,002,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 838,500 shares were subject to outstanding options. These outstanding options were comprised of 636,000 options granted in prior years, plus 263,000 options granted during the nine months ended September 30, 1998, less 58,000 exercised and 2,500 forfeited during the nine months ended September 30, 1998.

At September 30, 1998, 334,250 outstanding options were vested. The unvested outstanding options, in the amount of 504,250 will become vested in stages from February 1999 through September 2001.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6
                                 LONG-TERM DEBT
                                 --------------
                             (Dollars in thousands)


                                            September 30,       December 31,
                                                     1998               1997
                                            -------------      -------------
                                             (Unaudited)

Long-term debt consists of:

8.06% senior note payable                    $      73,000      $      73,000
9.10% senior note payable                           46,429             46,429
10.72% senior note payable                          30,000             30,000
Credit Facility ($20 Million Canadian)              13,228             13,935
5.0% Notes Payable - AlliedSignal                    5,000              5,000
5.53% - 10.08% Intermotor Facilities                 6,894              7,524
6.38% - 9.06% Purchase Obligations                   3,000              4,840
Credit Agreement                                       ---              1,674
Other                                                1,362              1,080
                                             -------------      -------------
                                                   178,913            183,482
Less current portion                                17,966             24,373
                                             -------------      -------------
Total noncurrent portion of
 long-term debt                              $     160,947      $     159,109
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

Under the terms of the unsecured note agreement with AlliedSignal the $5,000,000 is to be repaid in two equal annual installments of $2,000,000 beginning in 1998 with a final payment of $1,000,000 due in 2000. A $2,000,000 repayment was made on October 1, 1998.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7

In October 1997, the Company signed a letter of intent to sell its Service Line business to R & B, Inc. Closing on the sale of this business was scheduled in three separate phases. The initial phases, which included the closing on the Champ and APS Service Line and the Pik-A-Nut Fastener Line, were completed on September 1, 1998 and October 1, 1998, respectively. The smallest segment, namely the Everco Brass and Brake lines, is anticipated to close by December 31, 1998.

On March 28, 1998, the Company completed the exchange of its Brake business for the Moog Automotive Temperature Control business of Cooper Industries. The excess of the purchase price (fair value of the net assets divested plus the note payable) over the fair value of the identifiable net assets received amounted to approximately $11,645,000 in goodwill.

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

The accompanying financial statements reflect the disposition of selected assets of the Brake business and the acquisition of selected assets of Moog Automotive Temperature Control business. These amounts have been adjusted based upon the completion of post closing reviews performed by both parties.

In July 1998, the Company signed a letter of intent to sell the assets of its fuel pump business to The Pierce Company, Inc., a leading manufacturer of fuel pumps. During the second quarter ended June 30, 1998 the Company recorded a $1,500,000 provision to write down the assets of the fuel pump business to their estimated net realizable value. This provision is anticipated to fully provide for any loss incurred from the divestiture and consequently it is not expected that any additional loss will be incurred upon the completion of the sale. The Company completed the transaction in October 1998 and as such will reflect the divestiture in the fourth quarter results.

NOTE 8

Other assets primarily consist of deferred new customer acquisition costs, certain held-to-maturity securities, unamortized customer supply agreements, equity in joint ventures and pension assets.

NOTE 9

Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share:


                               FOR THREE MONTHS ENDED      FOR NINE MONTHS ENDED
                                  SEPTEMBER 30,                SEPTEMBER 30,
                              1998            1997         1998         1997
                              ----            ----         ----         ----

Weighted average common
  shares outstanding        13,080,996     13,131,515   13,086,736    13,131,515

Effect of dilutive
  securities - options         141,165         38,570       95,938           582
                            ----------     ----------   ----------    ----------

Weighted average common
  equivalent shares
  outstanding assuming
  dilution                  13,222,161     13,170,085   13,182,674    13,132,097
                            ==========     ==========   ==========    ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1998 the Company had stockholders' equity of $202,971,000 and working capital of $210,702,000. The Company expects capital expenditures for the remainder of 1998 to be approximately $4,000,000, primarily for new machinery and equipment.

In the first and second quarters of 1998 the Company suspended the dividend due to losses incurred in the fourth quarter of 1997. The Company decided to reinstate the dividend in the third and fourth quarters of 1998. The declaration of a dividend in succeeding quarters will be reviewed based upon achieving targeted financial results.

On March 30, 1998, the Company entered into an agreement for a new $108,500,000 short-term bank facility consisting of two segments, Segment A $78,500,000 and Segment B $30,000,000. Segment B in the amount of $30,000,000 was retired in July 1998, due to the Company's favorable cash flow over the first half of 1998 and was no longer necessary to finance the Company's current needs. The remaining Segment A, in the amount of $78,500,000, which has been syndicated to a group of six banks expires on November 30, 1998. Prior to the expiration of this facility, it is the Company's intent to enter into a multi-year committed bank credit facility to meet its working capital requirements and to raise additional capital to fund the future growth opportunities of the Company.

In March 1998, the Company completed the exchange of its Brake business for the Moog Automotive Temperature Control business of Cooper Industries. The fair value of the assets received in this exchange exceeded the fair value of the assets disposed of by approximately $13,997,000 and results in an equal amount payable to Cooper Industries. This amount has been paid as the Company sells the acquired finished goods inventory to third parties. Cooper Industries will retain a security interest in approximately $15,000,000 of such inventory, however, such interest will decrease as payments are made. As of September 30, 1998 the Company made repayments of $10,961,000. The remaining balance of $3,036,000 was paid in October 1998.

In addition, the Company received short-term financing of $22,500,000 from Cooper Industries in April 1998 to fund part of the operations of the acquired temperature control business for the first year. The repayment of the $22,500,000 note payable is based on a proportional paydown formula related to the bank paydown, under the new credit facility. As of September 30, 1998, the Company made repayments of $12,000,000 and made an additional payment of $5,500,000 in October 1998. The remaining balance of $5,000,000 is expected to be repaid by December 31, 1998.

In October 1997, the Company signed a letter of intent to sell its Service Line business to R & B, Inc. Closing on the sale of this business was scheduled in three separate phases. The initial phases, which included the closing on the Champ and APS Service Line and the Pik-A-Nut Fastener Line, were completed on September 1, 1998 and October 1, 1998, respectively. The smallest segment, namely the Everco Brass and Brake lines, is anticipated to close by December 31, 1998.

In July 1998, the Company signed a letter of intent to sell its fuel pump business to The Pierce Company, Inc. The decision to sell the fuel pump business is a direct result of the Company's continued efforts to concentrate on its core businesses. The fuel pump business did not contribute to the Company's long term goals or near term profitability. As a result of the divestiture, the capital invested in this business will be redeployed into projects with higher potential returns and which support the Company's long term goals. A provision for loss on disposal, in the amount of $1,500,000, established during the second quarter of 1998, is anticipated to fully provide for any potential loss from the divestiture. The Company completed the sale in October 1998 and as such will reflect the divestiture in the results for the fourth quarter of 1998.

-------------------------------------------

During the nine-month period ended September 30, 1998 total debt after the inclusion of $13,997,000 in new debt from the exchange with Cooper Industries, decreased by $43,215,000. This decrease was primarily the result of the effective management of all assets, which included reductions in inventory and in various new customer acquisition costs. Inventories decreased by approximately $37,397,000 during the nine-month period. Excluding the effects of the exchange with Cooper Industries, which resulted in an additional $21,782,000 in inventory, these reductions would have been more significant. Deferred new customer acquisition costs of $2,763,000 were $5,742,000 or 68% lower than the balance at year end 1997. Accounts receivable increased for the nine-month period by $30,819,000 primarily due to increased volume of the Climate Control Group and the seasonal nature of its dating programs. However as compared to September 30, 1997, accounts receivable decreased by approximately $34,706,000. These reductions, coupled with the Company's continued implementation of various cost reduction programs, have resulted in significant decreases in total debt, while at the same time cash balances have increased by $29,486,000.

YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

The Company is currently in the process of assessing its exposure to the Year 2000 problem, and has established a comprehensive response to that exposure. Generally, the Company has Year 2000 exposure in two areas: (i) its information technology("IT") systems and (ii) its non-IT systems. At June, 1998, the Company had completed an inventory of its internal IT systems and made a preliminary determination of which programs were or were not Year 2000 compliant. During the period ending December 1998, the Company intends to test each significant program, both IT and non-IT, which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company estimates the cost of this effort to be approximately $500,000 which includes the costs for new computers and related equipment. The Company expects to substantially complete Year 2000 testing and remediation on its IT and non-IT systems by June 1999.

The Company has recently begun interviewing its suppliers, customers, financial institutions and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties' failure to remediate their own potential Year 2000 problems. The inability of these other significant business partners to adequately address the Year 2000 issues could cause disruption of the Company's operations.

The Company does not presently anticipate that the cost to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Although the Company expects its internal IT and non-IT systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. These contingency plans will address the most likely worst case Year 2000 scenarios. These plans are expected to be finalized during the second quarter of 1999.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998
TO THE THREE MONTHS ENDED
--------------------------------------------------------
SEPTEMBER 30, 1997
------------------

Net sales for the current quarter increased by $46,047,000 or 29.7% from the comparable period in 1997. The acquisition of the Cooper Industries temperature control business added approximately $35,000,000 in sales for the quarter. Excluding these sales, revenues for the quarter increased by approximately $11,047,000 or 7.1%. This increase is primarily due to the strong demand for our temperature control products resulting from the very hot summer across the United States.

The gross margin percentage for the third quarter of 1998 of 31.0% was below the 32.2% achieved during the third quarter of 1997. This decline was primarily the result of higher manufacturing costs associated with the Cooper Industries temperature control inventory which was acquired on March 28, 1998. The impact of these higher costs is expected to be eliminated later in 1999 as the acquired inventory is depleted and manufacturing synergies are fully implemented.

Selling, general and administrative (S.G. & A.) expenses increased by $6,159,000 over the comparable quarter in 1997, however, as a percent of net sales decreased by 2.6 percentage points (22.4% versus 25.0% in 1997). These fluctuations represent reductions in most areas of our businesses, however, the reductions were offset by additional costs incurred to support the Cooper Industries temperature control business. Specific cost reductions from the consolidation of the Cooper Industries temperature control business will continue with the full implementation scheduled to be completed by the year 2000.

Other income - net for the third quarter of 1998 was unfavorably impacted by a $1,000,000 provision related to the write down of the Company's OE projects. This write down was determined to be necessary based upon the Company's continued analysis of the commercial viability of these projects. In addition $1,000,000 in expenses were reclassified from selling, general and administrative expense to other income-net, reflecting the reclassification of the write down of the China joint venture which was recorded during the second quarter of 1998.

Interest expense increased by $745,000 as compared to 1997, due to the combination of interest costs being allocated to discontinued operations in the prior year and higher interest rates during the current year. Including amounts allocated to discontinued operations, interest expense of $4,501,000 in the third quarter of 1998 was $805,000 lower than interest of a year ago, primarily as a result of lower outstanding borrowings. Further reductions in interest expense are expected in future periods as the Company's interest rates decline as a result of its increased operating margins and improved asset management.

Taxes based on earnings increased by $667,000 primarily due to improved earnings before taxes partially offset by tax benefits resulting from the adjustment to the Company's valuation allowance against net deferred tax assets (see note 4).

In accordance with the accounting treatment as discontinued operations, the operating losses associated with the discontinued businesses for the three and nine month periods ended September 30, 1998 were applied against provisions, established in the prior year, and as such did not affect net income for the periods ended September 30, 1998.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED
-------------------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

Net sales for the nine-month period increased by $79,943,000 or 17.5% from the comparable period in 1997. The acquisition of Cooper Industries temperature control business added approximately $72,000,000 in sales for the nine-month period. Excluding these sales, total revenues increased by approximately $7,943,000 or 1.7%. This increase is primarily due to strong demand for our temperature control products being offset by slight decreases in sales of engine management products.

The gross margin percentage for the nine month-period in 1998 of 31.6% was slightly below the 32.2% achieved during the comparable period in 1997. This decrease was primarily the result of higher manufacturing costs associated with the Cooper Industries temperature control inventory which was acquired on March 28, 1998. The impact of these higher costs is expected to be eliminated in 1999 as the acquired inventory is depleted and manufacturing synergies are fully implemented

Selling, general and administrative (S.G. & A) expenses increased by $ 9,115,000 over the comparable period in 1997, however, as a percentage of net sales, S.G. & A expense decreased by 2.3 percentage points (24.4% versus 26.7% in 1997). This fluctuation represents reductions in most areas of our businesses as the effects of our cost reduction programs are being realized. The reductions were offset by additional costs to support the Cooper Industries temperature control business. It is expected that as various synergies develop these costs will be further reduced.

Results of operations for the nine month-period ended September 30, 1998 were unfavorably impacted by $2,910,000 in expenses related to the write down of various assets of the Company's OE and fuel pump businesses. The write down of approximately $1,410,000 for the Company's OE ventures was determined to be necessary based upon the Company's continued analysis of the commercial viability of these projects. As previously discussed, a provision of $1,500,000 was established in relation to the planned divestiture of the fuel pump business. This provision is anticipated to provide for any potential loss on the divestiture of that business.

Other income - net was unfavorably impacted for the period by $2,000,000 in expenses related to the write down of the Company's joint venture interest in a OE project and a China venture to estimated net realizable value. These write downs were determined to be necessary based upon the Company's analysis of the commercial viability of these projects.

Interest expense increased by $1,896,000, as compared to 1997, due to the combination of interest costs being allocated to discontinued operations in the prior year and higher interest rates during the current year. Including amounts allocated to discontinued operations, interest expense of $14,567,000 for the nine-month period ended September 1998 was $1,117,000 lower than interest of a year ago, primarily as a result of lower outstanding borrowings. Further reductions in interest expense are expected in future periods as the Company's interest rates decline as a result of its increased operating margins and improved asset management.

Taxes based on earnings for the nine months ended September 30, 1998 increased by $319,000 as compared to 1997 primarily due to improved earnings before taxes partially offset by tax benefits resulting from adjustments made to the Company's valuation allowance against net deferred tax assets (see note 4).

In accordance with the accounting treatment as discontinued operations, the operating losses associated with the discontinued businesses for the three and nine- month periods ended September 30, 1998 were applied against provisions, established in the prior year, and as such did not affect net income for the periods ended September 30, 1998.

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












 NUMBER     DESCRIPTION                                               METHOD OF FILING
 ------     -----------                                               ----------------


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

  27.1      Financial Data Schedule for September 30, 1998.                Filed with
                                                                           this Document

  27.2      Restated Financial Data Schedule for September 30, 1997.       Filed with
                                                                           this Document


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



                                       16










                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               STANDARD MOTOR PRODUCTS, INC.
                                               -----------------------------
                                                     (Registrant)






NOVEMBER 13, 1998                              /S/JAMES J. BURKE
-----------------                              -----------------
  (Date)                                       Director of Finance,
                                               Chief Accounting Officer