Form 10-K
period 1998-12-31
STANDARD MOTOR PRODUCTS INC
filed 1999-03-31
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  DECEMBER 31, 1998
                         -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 1-4743
                                                 ------

                          STANDARD MOTOR PRODUCTS, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW YORK                                               11-1362020
-------------------------------                             ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                  11101
--------------------------------------------                 ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (718) 392-0200
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
  COMMON STOCK                               NEW YORK STOCK EXCHANGE
  ------------                               -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 1999 of $21.4375 per share held by non-affiliates of the registrant was $165,689,366. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on February 28, 1999 there were 13,051,350 shares outstanding of the Registrant's Common Stock.

                                     PART I

ITEM 1.  BUSINESS
         --------

(A) GENERAL DEVELOPMENT OF BUSINESS
    -------------------------------

      Registrant manufactures replacement parts and automotive related items for the automotive industry. The Registrant's continuing operations consist of two product segments. The Engine Management segment consists primarily of ignition and electrical parts, emission and engine controls, on-board computers, sensors, ignition wires, battery cables, carburetor and fuel system parts. The Temperature Control segment consists primarily of air conditioning compressors, clutches, accumulators, filter/driers, blower motors, heater valves, heater cores, evaporators, condensers, hoses and fittings.

      In March 1998 the Registrant completed the exchange of its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. This transaction involved an exchange of certain assets, assumption of certain liabilities, and payment of cash to achieve an equivalent exchange value. The Registrant filed the transaction with the Department of Justice and received regulatory approval of the exchange in December of 1997. The brake business is accounted for in the Registrant's consolidated financial statements as a discontinued operation. The Registrant's December 31, 1997 consolidated financial statements reflect a $14,500,000 loss on the disposal of the brake business, which consists of an estimated loss on the exchange of the business of $14,000,000 and a provision of $500,000 for anticipated losses until the completion of the disposal. No additional income or loss was recorded for the brake business in 1998.

      In the fourth quarter of 1998, the Registrant completed the largest phase of its agreement to sell the Service Line business to R&B, Inc. This transaction involved the sale of selected assets of the Champ Service Line and the Pik-A-Nut Fastener Line. Completion of the smallest and final phase of the sale, for the assets of the Everco Brass and Brake Lines, was completed in the first quarter of 1999. The Service Line Business is accounted for in the Registrant's consolidated financial statements as a discontinued operation. The Registrant's December 31, 1997 consolidated financial statements reflect a loss on the disposal of the Service Line business of $12,500,000, consisting of an estimated loss on the sale of the business of $12,000,000 and a provision of $500,000 for anticipated operating losses until the closing of the sale. No additional income or loss was recorded for the service line business in 1998.

      On October 19, 1998, the Registrant sold substantially all of the assets related to its Fuel Pump business to the Pierce Company, Inc. The Registrant's consolidated financial statements at December 31, 1998 reflect a loss on disposal of $1,500,000 pertaining to the Fuel Pump business.

      In January 1999, the Registrant acquired, through its European subsidiary Standard Motor Products Holdings Limited, 85% of the stock of Webcon UK Limited and, through its UK joint venture, Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited, for approximately $3.5 million. Webcon is an assembler and distributor of automotive fuel system components and other engine management and motor sport performance products. Injection Correction is a leading remanufacturer of engine computers and has developed a line of engine diagnostic equipment.

      In February 1999, the Registrant acquired the Eaglemotive unit of Mark IV Industries, Inc. for $13,400,000. Eaglemotive, located in Fort Worth, Texas, manufactures and distributes fan clutches and oil coolers, and will compliment the Registrant's Temperature Control operations.

      AUTOMOTIVE AFTERMARKET Factors favorably impacting the outlook for the
      ----------------------
      automotive aftermarket include the growth in the number of vehicles on the road, an increase in the driving age population, an increase in longer duration vehicles and in the miles driven per year per vehicle, the high price of new cars, the attempt by retailers to displace traditional jobbers, and more stringent environmental laws. Conversely, the automotive aftermarket has been negatively impacted by the broader range in prices for replacement parts, the increased complexity of vehicle systems requiring a greater specialization of parts, higher quality new cars with longer service warranties and the effect of foreign imports and dealer versus non-dealer servicing. The net impact of these factors result in a forecast for the automotive aftermarket to grow at one to two percent over the next several years.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
    ---------------------------------------------

      DISTRIBUTION OF SALES The table below shows the registrant's sales by
      ---------------------
      operating segment.


                                  YEARS ENDED DECEMBER 31,
                                  ------------------------
                                   (Dollars in thousands)
                                       1998                1997                1996
                              ------------------- -------------------- -------------------
                                           % OF                  % OF               % OF
                               AMOUNT      TOTAL    AMOUNT      TOTAL    AMOUNT     TOTAL
ENGINE MANAGEMENT:
    Ignition Parts            $256,913      39.6% $265,662      47.4% $259,782      50.6%

    Wires and Cables            68,840      10.6%   70,484      12.6%   60,718      11.9%

    Fuel System Parts           22,911       3.5%   29,678       5.3%   32,909       6.4%
                              --------     -----  --------     -----  --------     -----
TOTAL ENGINE MANAGEMENT        348,664      53.7%  365,824      65.3%  353,409      68.9%

TEMPERATURE CONTROL SYSTEMS    297,144      45.8%  187,918      33.6%  156,423      30.4%

All Other                        3,612       0.5%    6,081       1.1%    3,575       0.7%
                              --------     -----  --------     -----  --------     -----

TOTAL                         $649,420       100% $559,823       100% $513,407       100%
                              --------     -----  --------     -----  --------     -----


      In the year ended December 31, 1998, the registrant's five largest customers accounted for approximately 30% of sales. The loss of one or more of these customers could have an adverse effect on the Registrant's financial condition and results of operations.

      OPERATING PROFIT AND IDENTIFIABLE ASSETS The table below shows the
      ----------------------------------------
      registrant's operating profit and identifiable assets by reportable operating segment.


                            YEARS ENDED DECEMBER 31,
                            ------------------------
                             (Dollars in thousands)
                                     1998                 1997              1996
                              ------------------- ------------------- -------------------
                              Operating   Identifiable   Operating    Identifiable   Operating    Identifiable
                                Profit       Assets        Profit       Assets         Profit       Assets
                                ------       ------        ------       ------         ------       ------

Engine Management             $ 32,243      $ 311,716     $ 28,179      $ 317,162     $ 43,149      $ 317,761
Temperature Control Systems     19,672        183,187        7,302        107,406       13,712        120,912
All Other                       (7,984)        26,643      (26,026)       152,569      (12,127)       186,133
                              --------      ---------     --------      ---------     --------      ---------
TOTAL                         $ 43,931      $ 521,556     $  9,455      $ 577,137     $ 44,734      $ 624,806


      "All Other" consists of items pertaining to the corporate headquarters function, a business unit that does not meet the criteria of a reportable operating segment and businesses that have been sold.

      IGNITION PARTS Replacement parts for automotive ignition and emission
      --------------
      control systems account for about 40% of the Registrant's 1998 revenues. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches and sensors. The Registrant is a basic manufacturer of many of the ignition parts it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and import, including passenger car, truck, farm, off-road and marine applications.

      All new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. The Registrant is a leader in the manufacture and sale of these engine management component parts, including remanufactured automotive computers.

      Electronic control modules and electronic voltage regulators comprise a significant portion of registrant's total ignition sales. The Registrant is one of the few aftermarket companies that manufactures these parts, and the first independent aftermarket supplier to manufacture the complex electronic control modules for DIS (distributor-less ignition systems). The Registrant's Electronic Business Unit consists of design work and highly-automated manufacturing operations, which are performed in Orlando, FL, and assembly operations, which are performed in Hong Kong and Puerto Rico.

      The Registrant's sales of such parts as sensors, valves and solenoids have increased steadily as automobile manufacturers equip their cars with more complex engine management systems. New government emission laws such as the 1990 Federal Clean Air act are increasing automotive repair activity, creating an increase in parts sales. Although there is much controversy over how quickly these new procedures will be implemented, there is no doubt they will have a positive impact on sales of the registrant's products. The Registrant is a basic manufacturer of oxygen sensors, MAP (Manifold Absolute Pressure) sensors, throttle position sensors, coolant temperature sensors, air charge temperature sensors, EGR (Exhaust Gas Recirculation) valves, air pump check valves, idle air control valves and a number of different types of solenoids.

      Oxygen sensors are a leading product in emission controls, with relatively few basic manufacturers. In September 1997, the Company acquired the oxygen sensor manufacturing business of AlliedSignal and has relocated the manufacturing assets from AlliedSignal's plant to a new facility in Wilson, North Carolina. This acquisition has improved the Company's position in this growing emissions market.

      The joint venture entered into in 1992 with Blue Streak Electronics, Inc., A rebuilder of engine management computers and MAF sensors, has positioned the registrant as a key supplier in the fast growing remanufactured electronics market. In 1994, the registrant increased its offering of remanufactured computers, and instituted a program to offer slower-moving items by overnight shipment from its factory. This has enabled the Registrant's customers to expand their coverage without increasing inventory investment. In 1997 a branch of Blue Streak Electronics, Inc. Was opened in Boca Raton, Florida to meet the growing demand of the U.S. market for overnight repair of slower moving engine computers. This JV maintains a research and development facility in Haifa, Israel and is expanding further into European markets through its JV, Blue Streak Europe LTD., located in England. In January 1999 Blue Streak Europe acquired 100% of the stock of Injection Correction UK LTD. Injection Correction is a remanufacturer of engine computers and has developed a line of engine diagnostic equipment.

      In 1996, the Registrant acquired a majority equity interest in Standard Motor Products Holdings Limited, and followed this action with 1999 acquisitions of majority stakes in Webcon Limited and, as mentioned above, Injection Correction Limited. These three companies, based in Great Britain, supply ignition components, fuel system components and rebuilt engine computers throughout the UK and Western Europe. They provide a solid base to increase sales in Europe, a market that is forecast to grow at a rate more than double that of the U.S.

      Like most automotive aftermarket suppliers, the Registrant began by offering mechanical ignition parts which were equal in quality to O.E. (Original equipment parts installed on new vehicles). A number of decades ago, the Registrant pioneered the concept of offering an alternate higher level of quality, significantly better than O.E. And priced proportionately higher. These parts were sold under the Blue Streak brand. In recent years this has evolved to a "good-better-best" concept, and a lower priced line has been made available under the registrant's Tru-Tech brand.


      WIRES AND CABLES Wire and cable parts account for about 11% of the
      ----------------
      Registrant's 1998 revenues. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

      The largest component of this product line is the sale of ignition wire sets. The Registrant has historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. With the growing customer interest in lower-priced products, the registrant introduced a second line of wire and cable products in 1989. This line has steadily expanded to include import coverage, and in 1995 was reintroduced under the Tru-Tech brand name.

      The acquisition of Federal Parts Corporation in February 1996, the leading supplier of economy wire sets in the industry, expanded the Registrant's presence in the ignition wire business. The acquisition of Filko Automotive (January 1997) further expanded wire sales within its existing presence in the retail market.

      FUEL SYSTEM PARTS Fuel system parts, including fuel pumps, account for
      -----------------
      about 4% of the Registrant's 1998 revenues. The fuel pump business, with 1998 sales of approximately $6.7 Million, was sold to the Pierce Company, Inc. On October 19, 1998. As of January 1999, the Registrant manufactures and markets nearly 1500 parts for the maintenance and repair of automotive carburetors and fuel injection systems.

      For several decades, the Registrant's most important fuel system product was the carburetor rebuilding kit. However, nearly all new cars are equipped with electronic fuel injection systems instead of carburetors. Therefore, sales of carburetor kits have been declining in recent years. Of the 23% decline in sales of fuel system parts over the past year, 10% is due to the decrease in fuel pump sales, and the remainder can be attributed to the reduced sales of carburetor kits. Partially offsetting these aforementioned decreases is the Registrant's sales of fuel injection parts, which have steadily increased. This segment of the business is expected to grow.

      TEMPERATURE CONTROL SYSTEMS The Registrant manufactures, re-manufactures,
      ---------------------------
      and markets a complete line of replacement parts for automotive climate control systems (air conditioning and heating), under the brand names Four Seasons, Murray, Everco, Factory Air, Trumark, API/ADI, Hayden, and Unimotor. Temperature Control also offers private label packaging to its larger accounts. 1998 Revenues from the Temperature Control Division account for approximately 46% of the Registrant's revenues.

      In 1998, the Registrant completed its consolidation of Cooper Industries' Moog Automotive temperature control business and is now the industry's largest aftermarket supplier of automotive climate control products. The integration of manufacturing facilities acquired from Cooper should produce operational synergies that are expected to result in substantial cost savings. Production of all heat exchange products will be consolidated into the newly acquired Fort Worth, TX manufacturing facility. Blower motor and radiator fan production has been consolidated into Temperature Control's Unimotor facility in St. Thomas, Ontario.

      Over the past few years, the Registrant has invested in the growing market for temperature control products through expanded manufacturing capabilities and acquisitions. During 1996, Temperature Control expanded its product offering by becoming the first aftermarket company ever to manufacture completely new air conditioning compressors. In 1997, Temperature Control offered more than ten models of new compressors manufactured in its Grapevine, TX. Facility. The 1995 acquisition of API/ADI in Cumming, Georgia, a manufacturer of steel filter dryers and accumulators, the start up of Unimotor, and the acquisition of Hayden, a basic manufacturer of fan clutches and transmission oil coolers located in Corona, California, broadened the Registrant's range of temperature control products to include powertrain cooling as well as interior climate control products. The acquisition of Eaglemotive Corporation in March 1999 will complement Hayden's product line and ensure a leading position in that market.

      Temperature Control strengthened its presence in the international market by opening a new European distribution center in Strasbourg, France, which became fully operational in January of 1997. Four Seasons Europe will assure the rapid availability of the Registrant's temperature control products throughout Europe, Africa, and the Middle East. A joint venture with Valeo, SA, one of the largest European automotive equipment manufacturers was begun in April of 1997 to remanufacture air conditioner compressors for the developing European market.


(C) NARRATIVE DESCRIPTION OF BUSINESS
    ---------------------------------

      SALES AND DISTRIBUTION The Registrant sells its products primarily
      ----------------------
      throughout the United States and Canada under its proprietary brand names and private labels to approximately 1,500 warehouse distributors and major retailers, who distribute to approximately 15,000 jobber outlets. The jobbers sell the Registrant's products primarily to professional mechanics, and secondarily to consumers who perform their own automobile repairs. The Registrant has a direct field sales force of approximately 280 persons. The acquisition of Standard Motor Products Holdings LTD., and the opening of a Temperature Control distribution center in France offer the Company further sales opportunities outside of North America.

      The Registrant generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.E. Jobbers and professional mechanics). In 1998 the registrant conducted approximately 4,000 instructional clinics, which teach mechanics how to diagnose and repair complex new electronic ignition systems and automotive climate control systems. The registrant also publishes and sells service manuals to registered mechanics. In addition, the Registrant's Standard Plus Club, a professional service dealer network comprising approximately 13,000 members, offers technical and business development support and has a technical service telephone hotline.

      The Company continues to expand into the retail market by selling its products to large retail chains, such as Autozone, Pep Boys, Advance and many others. The Registrant expects continued growth in the retail market in future years.

      SEASONALITY Historically, the Registrant's operating results have
      -----------
      fluctuated by quarter, with the greatest sales and earnings occurring in the second and third quarters of the year. It is in these quarters that demand for the Registrant's products is typically the highest. It is anticipated that these quarterly fluctuations will become more pronounced in the future as a result of the divestiture of the brake business and the expansion of the more seasonal Temperature Control business.

      PRODUCTION AND ENGINEERING The Registrant engineers, tools and
      --------------------------
      manufactures many of the components for its products, except for certain commonly available small parts in climate control, fuel system products and certain very low volume products in all product lines. The Company also performs its own plastic and rubber molding operations, stamping operations, automated electronics assembly and a wide variety of other processes.

      The Registrant has engineering departments staffed by 120 persons, approximately 65% of whom are graduate engineers. The departments perform product research and development and quality control and, wherever practical, design machinery for automation of the Registrant's factories.

      As new models of automobiles, trucks, tractors, buses and other equipment are introduced, the Registrant engineers and manufactures replacement parts for them. The Registrant employs and trains tool and die makers needed in its manufacturing operations.

      COMPETITION Although the Registrant is a leading independent manufacturer
      -----------
      of automotive replacement parts and supplies, it faces substantial competition in all markets that it serves. A number of major manufacturers of replacement parts and supplies are divisions of companies having greater financial resources than those of the Registrant. In addition, automobile manufacturers supply virtually every replacement part sold by the Registrant.

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

      BACKLOG Backlog is maintained at minimal levels by the Registrant. The
      -------
      Registrant primarily fills orders, as received, from inventory and manufactures to maintain minimum inventory levels.

      SUPPLIES The principal raw materials purchased by the Registrant consist
      --------
      of brass, electronic components, fabricated copper (primarily in the form of magnet wire and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, and thermo-set and thermo plastic molding powders. All of these materials are purchased in the open market and are available from a number of prime suppliers.

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

      EMPLOYEES The Registrant employs approximately 3,700 people in the United
      ---------
      States, Canada, Puerto Rico, Europe and Hong Kong. In addition, the Registrant has joint venture operations in Canada and France. Of these, approximately 2,300 are production employees. Long Island City, New York production employees are unionized. On October 1, 1998, the hourly workers at the Long Island City facility, which produces products for the Company's Engine Management Division, initiated a work stoppage. The Registrant's labor contract with such workers expired on such date and the Registrant and such workers did not agree on terms of a new contract. The workers returned to work on November 13, 1998 and have since been working without a contract. Production has been operating satisfactorily since their return. Discussions are continuing with the union. The Registrant is optimistic that a new contract will be negotiated without a further work stoppage, but is prepared to operate the facility with salaried and temporary workers if a work stoppage occurs, as it did during the 1998 stoppage. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 7, 2000. The Registrant believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers.


(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    ----------------------------------------------------------------------------

      The Registrant sells its line of products primarily in the United States, with additional sales through Canada, Latin America, Europe and the Middle East. The table below shows the sales by geographic area for the last three years:

                           (U.S. DOLLARS IN THOUSANDS)

                                        REVENUES
                         --------------------------------------

     United States       $586,044       $493,823       $474,711
     Canada                25,513         25,748         24,470
     Other Foreign         37,863         40,252         14,226
                         --------       --------       --------
     Total               $649,420       $559,823       $513,407
                         ========       ========       ========

Export sales originating from the United States for the years ended December 31, 1998, 1997 and 1996 were $14,294,000, 15,843,000 and $12,243,000 respectively, and have been included in the category, Other Foreign.

ITEM 2. PROPERTIES
        ----------

The registrant maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

The table below describes the registrant's principal physical properties. (For information with respect to rentals, see note 18 of Notes to Consolidated Financial Statements on page F14.).

                                                                                        OWNED OR
                   STATE OR                                                     SQUARE    LEASE
  LOCATION         COUNTRY       PRINCIPAL BUSINESS ACTIVITY                     FEET   EXP. DATE
  --------         -------       ---------------------------                     ----   ---------

  Corona             CA            Manufacturing and Distribution                65,400  2001
                                      (Climate Control)
  Ontario            CA            Vacated and available for sublet             250,200  2003
  Bradenton          FL            Manufacturing (Wire)                          52,000  2004
  Orlando            FL            Manufacturing (Ignition)                      50,600  2006
  Cumming            GA            Manufacturing (Climate Control)               32,000  2000
  Cumming            GA            Distribution (Climate Control)                30,000  2000
  Melrose Park       IL            Manufacturing & Distribution (Climate         63,888  1999
                                   Control)
  Bensenville        IL            Distribution (Ignition & Wire)                14,000  2002
  Edwardsville       KS            Administration, Manufacturing and            355,000  Owned
                                   Distribution (Wire)
  Holbrook           MA            Distribution (Ignition & Wire)                12,100  1999
  Wilson             NC            Manufacturing (Ignition)                      31,500  2008
  Reno               NV            Distribution (Ignition)                       67,000  Owned
  Long Island City   NY            Administration and                           318,000  Owned
                                      Manufacturing (Ignition)
  Dyersburg          TN            Distribution                                 215,000  Owned
  Coppell            TX            Administration and Distribution              168,000  Owned
                                      (Climate Control)
  Coppell            TX            Distribution (Climate Control)               119,800  1999
  Dallas             TX            Manufacturing (Climate Control)               42,700  2001
  Dallas             TX            Distribution (Wire)                           57,300  2000
  Fort Worth         TX            Manufacturing & Distribution (Climate        204,000  Owned
                                   Control)
  Fort Worth         TX            Manufacturing, Distribution and              103,000  2004
                                      Administration (Climate Control)
  Grapevine          TX            Manufacturing (Climate Control)              180,000  Owned
  Palestine          TX            Vacated and available for sublet             200,000  2001
  Disputanta         VA            Distribution (Ignition)                      411,000  Owned
  Fajardo            PR            Manufacturing (Ignition)                     114,000  2007
  Fajardo            PR            Manufacturing (Ignition)                      24,100  2004
  Mississauga        CANADA        Administration and Distribution              128,400  2006
                                      (Ignition, Wire, Climate Control)
  St. Thomas         CANADA        Manufacturing (Climate Control)               40,000  Owned
  Strasbourg         FRANCE        Administration and Distribution (Climate      16,146  2002
                                   Control)
  Hong Kong          HK            Manufacturing (Ignition)                      19,300  2000


                                                                                        OWNED OR
                   STATE OR                                                     SQUARE    LEASE
  LOCATION         COUNTRY       PRINCIPAL BUSINESS ACTIVITY                     FEET   EXP. DATE
  --------         -------       ---------------------------                     ----   ---------


  Nottingham         ENGLAND       Administration and Distribution               29,000  Owned
                                      (Ignition and Wire)
  Nottingham         ENGLAND       Manufacturing (Ignition and Wire)             29,400  Owned
  Nottingham         ENGLAND       Manufacturing (Ignition)                      15,700  Owned


ITEM 3. LEGAL PROCEEDING
        ----------------

Currently, there are no legal proceedings which management deems would have a material economic impact on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

None


                                     PART II
                                     -------

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS:
        -----------------------------------------------------------------

The Company's stock is listed on the New York Stock Exchange. The number of Shareholders of record of Common Stock on February 28, 1999 was approximately 685, including brokers who hold approximately 7,684,000 shares in street name. The quarterly market price and dividend information is presented in the following chart.

Price Range of Common Stock and Dividends

The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.

------- ---------- --------- --------- ------------ - --------- ---------- ---------- ---------- ---------------
  1998  QUARTER        HIGH       LOW     DIVIDEND        1997  QUARTER         HIGH        LOW        DIVIDEND
  ----  -------        ----       ---     --------        ----  -------         ----        ---        --------

        1st          $23.50    $16.31     $0.00                 1st           $14.75     $13.13      $0.08
        2nd          $25.00    $19.13     $0.00                 2nd           $14.63     $13.13      $0.08
        3rd          $26.50    $21.00     $0.08                 3rd           $23.38     $13.56      $0.08
        4th          $24.69    $19.75     $0.08                 4th           $25.00     $19.50      $0.08
------- ---------- --------- --------- ------------ - --------- ---------- ---------- ---------- ---------------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company. In the first two quarters of 1998 the Company suspended the dividend due a deterioration in financial performance. The dividend was reinstated in the third quarter of 1998 as the Company's financial results and prospects greatly improved.

                               -------------------



ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

                                                                       Years Ended December 31,
                                             ---------------------------------------------------------------------------
                                                     1998           1997         1996           1995           1994
                                             ---------------------------------------------------------------------------
(In thousands, except per share data)

Net sales                                     $   649,420      $  559,823      513,407      $  452,253      $  434,252
Earnings (loss) from continuing operations
                                              $    22,257      $  (1,620)       23,866      $   16,851      $   21,929
Net earnings (loss)                           $    22,257      $ (34,524)       14,658      $   16,132      $   23,665
Earnings (loss) from continuing operations
per common share                              $      1.70      $   (0.12)         1.82      $     1.28      $     1.67
Net earnings (loss) per share                 $      1.70      $   (2.63)         1.12      $     1.23      $     1.80
Working capital                               $   178,324      $  177,426      210,962      $  232,173      $  189,207
Total assets                                  $   521,556      $  577,137      624,806      $  521,230      $  469,387
Long-term debt (excluding current portion)
                                              $   133,749      $  159,109      172,387      $  148,665      $  109,927
Stockholders' equity                          $   205,025      $  183,782      222,576      $  210,400      $  195,089
Stockholders' equity per share                $     15.68      $    14.01        16.95      $    16.03      $    14.82
Cash dividends per common share               $       .16      $      .32          .32      $      .32      $      .32


                               -------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - In 1998, cash provided by operations amounted
-------------------------------
to $108,711,000. This compares favorably to 1997 and 1996 when cash provided by (used in) operations was $71,692,000 and $(21,153,000) respectively. The strong cash flow performance resulted primarily from net earnings for 1998 of $22,257,000 and decreases in inventories and accounts receivable of $27,733,000 and $27,534,000 respectively. Cash used in investing activities in 1998 was $21,812,000, as capital expenditures and payments related to the Cooper transaction were partially offset by proceeds from the sale of businesses and property, plant and equipment. For the three years ended December 31, 1998, 1997 and 1996 capital expenditures totaled $15,325,000, $15,597,000 and 21,389,000 respectively. Cash used in financing activities in 1998 of $80,141,000 was primarily due to the repayment of $52,333,000 in borrowings from bank lines, and $27,046,000 in principal repayments on long-term financing. Dividends paid for the three years ended December 31, 1998, 1997 and 1996 were $2,092,000, $4,197,000 and $4,260,000 respectively.

In the first two quarters of 1998 the Company suspended the dividend due to a deterioration in financial performance. The dividend was reinstated in the third quarter of 1998 as the Company's financial results and prospects greatly improved.

On November 30, 1998, the Company entered into a new three year revolving credit facility with eight lending institutions, providing for a $110,000,000 unsecured line of credit. The facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option is determined by the Company's ratio of Consolidated Debt to Earnings Before Interest, Taxes, Depreciation and Amortization. These rates should compare favorably with the short term credit rates obtained by the Company during most of 1998 and as such should result in lower interest costs in 1999 compared to 1998. Also in 1999, the Company will explore various options for raising additional long term capital to fund future growth opportunities and further strengthen its balance sheet.

At December 31, 1997, the Company was not in compliance with certain covenant requirements associated with certain long term notes payable; however the Company received the appropriate waivers and certain amendments were made to the note agreements. The amendments contained, among other things, provisions for the payment of up front fees of 1.5% and an increase in the interest rates on each note payable of 1.25%. The increased interest rate was reduced by 50 basis points when the Company refinanced its short-term credit facility on November 30, 1998 and a further reduction is possible as the Company's balance sheet is strengthened.

In 1999, the Company's required long term debt repayments will be approximately $22,404,000.

Total debt (current and non-current) at December 31, 1998 decreased by $79,671,000 as compared to December 31, 1997. This was mainly due to decreased requirements to support inventories and accounts receivable. The Company continues to aggressively pursue ways to reduce inventories. Significant efforts are focusing on pack-to-order systems and improved requirements forecasting systems. Pack-to-order systems retain parts in a bulk state until an order is received for a specific brand of product.

                               -------------------

The Company expects capital expenditures for 1999 to be approximately $20,000,000, primarily for new machinery and equipment. The Company anticipates that its present sources of funds and the new multi-year facility entered into during 1998 will continue to be adequate to meet its near term needs.

The reductions in capital employed by the Company, coupled with our increased earnings has resulted in a significant year-over-year improvement in Economic Value Added ("EVA"). The Company has expanded its EVA focus to ensure that capital is invested wisely in programs that exceed our cost of capital and improve our asset utilization.

COMPARISON OF 1998 TO 1997
--------------------------
Net sales in 1998 were $649,420,000, an increase of $89,597,000 or 16.0% from the comparable period in 1997. Excluding revenues from acquisitions not present in 1997, total net sales increased by $11,597,000, or 2.1%, as compared to 1997. Sales increases in the Temperature Control division, reflecting market share gains, product line expansions and the impact of an extremely hot summer were partially offset by sales declines in the Engine Management division reflecting the weakness in the automotive aftermarket and reduced sales to APS, one of the Company's largest customers, as it worked its way through bankruptcy proceedings. Sales remain focused in the U.S., as 90% of sales were to domestic customers. Sales to Canada, Europe and other export markets remained relatively flat in 1998.

Cost of goods sold increased by $63,463,000 from $380,335,000 to $443,798,000.
Gross margins, as a percentage of net sales, decreased from 32.1% to 31.7%. This decline reflects a higher mix of temperature control products with lower average gross margins than engine management products. Gross margins also were negatively affected by the Cooper transaction due to the higher carrying cost of the acquired inventory compared with comparable products produced by the Company's existing temperature control business. The majority of this inventory was sold in 1998 and temperature control gross margins should improve in 1999.

Selling, general and administrative expenses (SG&A) in 1998, excluding bad debt expenses, increased by $1,604,000, or 1.0%, while net sales increased 16%. As a percentage of net sales, SG&A expenses excluding bad debt expenses decreased from 28.1% to 24.5%. The 3.6 point improvement in SG&A expenses resulted primarily from lower new customer acquisition costs and the partial integration of the Cooper Industries' temperature control business into the existing Temperature Control infrastructure. Selling expenses also were reduced, as a further restructuring of the sales force was completed.

Other income (expense), net, decreased by $2,420,000, primarily due to losses related to the Company's joint ventures.

The Company's earnings before interest and taxes increased to $42.5 million from $10.5 million in 1997. This increase was a direct result of the cost reductions discussed above, combined with the non-recurrence of the $10.5 million in bad debt expense recorded in 1997, due to the bankruptcy filing of APS, Inc.

Interest expense increased by $2,261,000 to $16,419,000 resulting from several factors including; interest costs related to discontinued operations in 1997 and higher average interest rates in 1998 partially offsetting lower outstanding borrowings during 1998. When including interest expense related to discontinued operations, interest expense decreased by $2,156,000, primarily as a result of lower outstanding borrowings.

In 1998, the Company focused significant attention on reducing debt and strengthening its balance sheet. Total debt was reduced by $79,671,000, and the Company succeeded in completing a multi-year

                               -------------------

committed revolving credit line. In addition, receivables were reduced by $29,018,000, inventories were reduced by $14,914,000 and cash and short term investments increased by $6,648,000. The progress made in asset management and debt reduction is reflected by a reduction in the Company's total debt to capitalization percentage from 56.6% in 1997 to 43.8% in 1998.

Income tax expense related to continuing operations in 1998 was $3,577,000, compared to a benefit of $2,417,000 in 1997, when the Company posted a net loss. Earnings from the Company's Puerto Rico and Hong Kong subsidiaries resulted in a 1998 effective tax rate that is lower than the statutory corporate rate in the U.S.

The Company has largely completed its restructuring program and is now entirely focused on the two product lines where it is a market leader. In 1999 and into the year 2000, it is anticipated that the full impact of our cost reduction programs will take effect and that synergies from the consolidation of the Cooper temperature control business and other acquisitions will begin to be fully realized and provide further earnings benefits.

COMPARISON OF 1997 TO 1996
--------------------------
Net sales in 1997 were $559,823,000, up 9.0% from sales of $513,407,000 in 1996.
Excluding revenues from acquisitions not present in 1996, net sales remained relatively flat as compared to 1996. Sales increases in the Temperature Control division, reflecting market share gains and product line expansions, were offset by sales declines in the Engine Management division reflecting the general weakness in the automotive aftermarket.

Cost of goods sold increased $45,223,000 from $335,112,000 to $380,335,000.
Gross margins, as a percentage of net sales, decreased from 34.7% to 32.1%. This decline reflects a higher mix of temperature control products and non-traditional business which have lower gross margins and reduced manufacturing efficiencies, as production schedules were lowered to reduce inventories.

Selling, general and administrative expenses from continuing operations in 1997, excluding bad debt expenses, increased by 2.0% or $23,400,000 and as a percentage of net sales from continuing operations, increased from 26.1% to 28.1%. The increase in these expenses resulted primarily from a $3,000,000 provision for severance payments related to personnel reductions, higher new customer acquisition costs, increases in overhead costs as a result of the Filko acquisition (these costs are reduced significantly in 1998 as Filko has been integrated into the Company) and finally due to increases in costs to support the Company's high technology O.E. programs. Bad debt expenses from continuing operations, increased significantly in 1997 as a result of the bankruptcy filing of APS, Inc., a major customer. The Company continued to supply APS, Inc. on a limited basis in 1998, but did not subject itself to any additional exposure.

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

                               -------------------

losses from the Company's U.S. operations being partially offset by earnings of the Company's Puerto Rico and Hong Kong subsidiaries, which have lower tax rates than the U.S. statutory rate. The combination of the foreign earnings and domestic losses results in a favorable effective tax rate of 65.2% against losses.


IMPACT OF INFLATION - Although inflation is not a significant issue, the
-------------------
Company's management believes it will be able to continue to minimize any adverse effect of inflation on earnings. This will be achieved principally by cost reduction programs and, where competitive situations permit, selling price increases.

FUTURE RESULTS OF OPERATIONS - The Company continues to face competitive
----------------------------
pressures. In order to sell at competitive prices while maintaining profit margins, the Company is continuing to focus on overhead and cost reduction. The Company has completed much of its restructuring program, and is now focused on the two industry segments in which it can become the market leader. The Company anticipates that significant synergies will continue to develop from the consolidation of Cooper Industries' temperature control business with the Company's existing temperature control business. These synergies began to develop during 1998 and should have a material favorable impact on the 1999 and 2000 results. Additional cost reductions in other areas that were implemented in 1998 should have significant benefits in 1999. These actions, coupled with the continued focus on EVA, will ensure that the Company invests only in programs that exceed the cost of capital and focus on improving margins and asset utilization.

YEAR 2000 - The Company is currently working to resolve the potential impact of
---------
the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company has established a comprehensive response to its Year 2000 exposure. Generally, the Company has Year 2000 exposure in two areas: (i) its information technology ("IT") systems and (ii) its non-IT systems. At June 1998, the Company had completed an inventory of its internal IT systems and made a preliminary determination of which programs were or were not Year 2000 compliant. During the period ending December 1998, the Company tested each significant IT system which is believed to be Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company expects the cost of this effort will be approximately $1.4 million, which includes the costs for new computers and related equipment. The Company expects to substantially complete Year 2000 testing and remediation on its IT and non-IT systems by June 1999.

The Company is nearly complete with its interviews of suppliers, customers, financial institutions and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties' failure to remediate their own potential year 2000 problems. The inability of the Company or these other significant business partners to adequately address the year 2000 issues could cause disruption of the Company's operations.

The Company does not presently anticipate that the cost to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                               -------------------

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In 1998, the Financial Accounting
------------------------------------
Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect SFAS No. 133 to have a material impact on the Company's results of operations or financial position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in both foreign currency exchange rates and interest rates. The Company's exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than the Company' s functional currency, which is the U.S. dollar. Similarly, the Company is exposed to market risk as the result of changes in interest rates which may affect the cost of its financing. The Company does not use any significant derivative instruments, such as foreign exchange forward contracts, foreign currency options, interest rate swaps and interest rate agreements, to manage these risks, nor does it hold or issue derivative or other financial instruments for trading purposes.

EXCHANGE RATE RISK - The Company has exchange rate exposure, primarily, with
------------------
respect to the Canadian Dollar and the British Pound. The Company's financial instruments which are subject to this exposure amount to approximately $12 million, which includes $21 million of indebtedness of the Company, $3 million in accounts payable and $12 million of accounts receivable. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates would be approximately $1.2 million. In addition, if such a change were to be sustained, the Company's cost of financing would increase in proportion to the change. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on the Company's foreign-currency denominated revenues. Since consistent and simultaneous unfavorable movements in both relevant exchange rates is unlikely, this assumption may overstate the impact of exchange rate fluctuations on the Company's results of operations.

INTEREST RATE RISK- At December 31, 1998 the Company had approximately $160
------------------
million in loans and financing outstanding, of which approximately $139 million bear interest at fixed interest rates and approximately $21 million bear interest at variable rates of interest. The Company invests its excess cash in highly liquid short-term investments. Due to the fact that the majority of the Company's debt is at fixed rates with various maturities and due to the short term nature of cash investments, the potential

                               -------------------

loss to the Company over one year, that would have resulted from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rates applicable to financial assets and liabilities on December 31, 1998 would not be expected to have a material impact on the earning or cash flows of the Company. However, due to seasonality with respect to the Company's short-term financing, which are at variable rates, the market risk may be higher at various points throughout the year. The Company's existing three year credit facility provides a $110 million unsecured line of credit, subject to a borrowing base as defined and consists of two variable based interest options. Depending upon the level of borrowings, under this credit facility, which may at times approach $110 million, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have a material impact on the earnings or cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        --------------------------------------------



INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                                      KPMG LLP

New York, New York
March 2, 1999

                        --------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
                     Consolidated Statements of Operations


(Dollars in thousands, except per share amounts)
                                                                                Years Ended December 31,
                                                                          -----------------------------------
                                                                          1998           1997            1996
===============================================================================================================


Net sales ......................................................   $    649,420    $    559,823    $    513,407
Cost of sales ..................................................        443,798         380,335         335,112
---------------------------------------------------------------------------------------------------------------
    Gross profit ...............................................        205,622         179,488         178,295
Selling, general and administrative expenses ...................        161,691         170,033         133,561
---------------------------------------------------------------------------------------------------------------
    Operating income ...........................................         43,931           9,455          44,734
Other income (expense), net (Note 14) ..........................         (1,422)            998           1,710
---------------------------------------------------------------------------------------------------------------
    Earnings from continuing operations
    before interest, taxes and minority interest ...............         42,509          10,453          46,444
---------------------------------------------------------------------------------------------------------------
Interest expense (Note 3) ......................................         16,419          14,158          13,091
---------------------------------------------------------------------------------------------------------------
    Earnings (loss) from continuing operations
    before taxes and minority interest .........................         26,090          (3,705)         33,353
---------------------------------------------------------------------------------------------------------------
Minority interest ..............................................           (256)           (332)            (87)
---------------------------------------------------------------------------------------------------------------
Taxes based on earnings (Note 15)
Current:
  Federal ......................................................            308            (276)          8,403
  State and local ..............................................            280             260             560
---------------------------------------------------------------------------------------------------------------
                                                                            588             (16)          8,963
Deferred .......................................................          2,989          (2,401)            437
    Total taxes based on earnings ..............................          3,577          (2,417)          9,400
Earnings (loss) from continuing operations .....................         22,257          (1,620)         23,866
===============================================================================================================

Discontinued operations (Note 3)
  Loss from operations of discontinued Brake Group .............           --              (568)         (7,506)
  Estimated loss on disposal of Brake Group ....................           --           (14,500)           --
  Loss from operations of discontinued Service Line Group ......           --            (5,336)         (1,702)
  Estimated loss on disposal of Service Line Group .............           --           (12,500)           --
  -------------------------------------------------------------------------------------------------------------
      Loss from discontinued operations ........................           --           (32,904)         (9,208)
      ---------------------------------------------------------------------------------------------------------
      Net earnings (loss) ......................................   $     22,257    $    (34,524)   $     14,658
===============================================================================================================

Net earnings (loss) from continuing operations per common share:
  Basic ........................................................   $      (1.70)   $      (0.12)   $       1.82
  Diluted ......................................................   $      (1.69)   $      (0.12)   $       1.82
  =============================================================================================================

Net earnings (loss) per common share:
  Basic ........................................................   $      (1.70)   $      (2.63)   $       1.12
  Diluted ......................................................   $      (1.69)   $      (2.63)   $       1.12
  =============================================================================================================

Average number of common shares ................................     13,077,392      13,119,404      13,130,849
Average number of common shares and dilutive
  common shares ................................................     13,167,842      13,119,404      13,130,849
===============================================================================================================




See accompanying notes to consolidated financial statements.



                        -------------------------------

                                       F2

                             ----------------------
                 Standard Motor Products, Inc. and Subsidiaries
                          Consolidated Balance Sheets


(Dollars in thousands)


                                                                               December 31,
                                                                           -------------------
                                                                            1998        1997
===============================================================================================
ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $  23,457    $  16,809
  Accounts receivable, less allowances for discounts and
     doubtful accounts of $4,525 (1997 - $18,654) (Note 4) ...........     122,008      151,026
  Inventories (Note 5) ...............................................     174,092      189,006
  Deferred income taxes (Note 15) ....................................      11,723       22,005
  Prepaid expenses and other current assets ..........................      11,231       11,630
-----------------------------------------------------------------------------------------------
    Total current assets .............................................     342,511      390,476
-----------------------------------------------------------------------------------------------
Property, plant and equipment, net (Notes 6 and 9) ...................     109,404      126,024
-----------------------------------------------------------------------------------------------
Goodwill, net ........................................................      39,232       30,674
-----------------------------------------------------------------------------------------------
Other assets (Note 7) ................................................      30,409       29,963
-----------------------------------------------------------------------------------------------
      Total assets ...................................................   $ 521,556    $ 577,137
===============================================================================================

LIABILITIES AND
STOCKERHOLDERS'
EQUITY

Current liabilities:
  Notes payable - banks (Note 8) .....................................   $   3,555    $  55,897
  Current portion of long-term debt (Note 9) .........................      22,404       24,373
  Accounts payable ...................................................      48,414       36,421
  Sundry payables and accrued expenses ...............................      60,905       67,224
  Accrued customer returns ...........................................      16,296       17,955
  Payroll and commissions ............................................      12,613       11,180
-----------------------------------------------------------------------------------------------
    Total current liabilities ........................................     164,187      213,050
-----------------------------------------------------------------------------------------------
Long-term debt (Note 9) ..............................................     133,749      159,109
-----------------------------------------------------------------------------------------------
Deferred income taxes (Note 15) ......................................        --          3,124
-----------------------------------------------------------------------------------------------
Postretirement benefits other than pensions and
  other accrued liabilities (Note 13) ................................      18,595       18,072
-----------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 9, 10, and 18)
Stockholders' equity (Notes 9, 10, and 11):
  Common Stock - par value $2.00 per share:
    Authorized 30,000,000 shares, issued 13,324,476 shares in 1998 and
      1997 (including 268,126 and 247,781 shares held as treasury
      shares in 1998 and 1997, respectively) .........................      26,649       26,649
  Capital in excess of par value .....................................       2,951        2,763
  Loan to Employee Stock Ownership Plan (ESOP) .......................        --         (1,665)
  Retained earnings ..................................................     181,679      161,514
  Accumulated other comprehensive income (loss) ......................        (516)        (454)
-----------------------------------------------------------------------------------------------
 .....................................................................     210,763      188,807
Less: Treasury stock - at cost .......................................       5,738        5,025
-----------------------------------------------------------------------------------------------
      Total stockholders' equity .....................................     205,025      183,782
-----------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity .....................   $ 521,556    $ 577,137
===============================================================================================


See accompanying notes to consolidated financial statements.


                           --------------------------
                                       F3

                             ----------------------
                 Standard Motor Products, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

(In thousands)



                            Years Ended December 31,
                                                                                           1998         1997       1996
=========================================================================================================================

Net earnings (loss) .................................................................   $  22,257    $(34,524)   $ 14,658
Adjustments to reconcile net earnings to net cash
provided by operating activities:
    Depreciation and amortization ...................................................      17,274      18,980      16,326
    Provision for loss on disposal of assets of discontinued operations .............        --        27,000        --
    Loss on sale of business ........................................................       1,500        --          --
    (Gain) Loss on disposal of property, plant & equipment ..........................         226          64        (509)
    Proceeds from sales of trading securities .......................................        --          --         7,646
    Purchases of trading securities .................................................        --          --        (6,803)
    (Increase) decrease in deferred income taxes ....................................       2,992      (2,393)        (68)
    Change in assets and liabilities, net of effects from acquisitions and disposals:
      (Increase) decrease in accounts receivable, net ...............................      27,534      10,210     (26,025)
      (Increase) decrease in inventories ............................................      27,733      42,478     (13,303)
      (Increase) decrease in other assets ...........................................       2,209      11,031      (6,396)
      Increase (decrease) in accounts payable .......................................      12,833       1,899         784
      Increase (decrease) in other current assets and liabilities ...................         742      (4,808)       (251)
      Increase (decrease) in sundry payables and accrued expenses ...................      (6,589)      1,755      (7,212)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities .................................     108,711      71,692     (21,153)
-------------------------------------------------------------------------------------------------------------------------
Proceeds from held-to-maturity securities ...........................................        --          --         6,252
Purchases of held-to-maturity securities ............................................        --          --          (163)
Proceeds from the sale of property, plant and equipment .............................         702        --          --
Capital expenditures, net of effects from acquisitions ..............................     (15,325)    (15,597)    (21,389)
Payments for acquisitions, net of cash acquired .....................................     (13,997)    (16,313)    (45,060)
Proceeds from sale of business ......................................................       6,808        --          --
-------------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities .............................................     (21,812)    (31,910)    (60,360)
-------------------------------------------------------------------------------------------------------------------------
Net  (repayments) borrowings under line-of-credit agreements ........................     (52,333)    (18,671)     58,625
Proceeds from issuance of long-term debt ............................................         700      13,096      35,469
Principal payments of long-term debt ................................................     (27,046)    (17,924)    (16,104)
Reduction of loan to ESOP ...........................................................       1,665       1,680       1,680
Proceeds from exercise of employee stock options ....................................       1,579         192         184
Purchase of treasury stock ..........................................................      (2,614)     (1,528)       (147)
Dividends paid ......................................................................      (2,092)     (4,197)     (4,260)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities .................................     (80,141)    (27,352)     75,447
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash .............................................        (110)       (287)       (126)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ................................       6,648      12,143      (6,192)
Cash and cash equivalents at beginning of year ......................................      16,809       4,666      10,858
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year ............................................   $  23,457    $ 16,809    $  4,666
=========================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ........................................................................   $  17,840    $ 20,154    $ 17,136
    Income taxes ....................................................................       1,799       3,391       5,436
=========================================================================================================================


See accompanying notes to consolidated financial statements.


                          ----------------------------
                                       F4

                             ----------------------
                 Standard Motor Products, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity



(In thousands)
                                                     Years Ended December 31, 1998, 1997 and 1996
====================================================================================================================================
                                                                                                   Accumulated
                                                              Capital in       Loan                  Other
                                             Common            Excess of        to     Retained   Comprehensive  Treasury
                                             Stock             Par Value       ESOP    Earnings   Income (Loss)   Stock   Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 ............   $ 26,649           $  2,651     $(5,025)   $189,837          $123    $(3,835)  $210,400
Comprehensive Income: ...................
  Net earnings ..........................                                                14,658                              14,658
  Minimum pension liability adjustment ..                                                                  27                    27
  Foreign currency translation adjustment                                                                 (79)                  (79)
                                                                                                                             ------
    Total comprehensive income ..........                                                                                    14,606
Cash dividends paid .....................                                                (4,260)                             (4,260)
Exercise of employee stock options ......                           (59)                                             243        184
Tax benefits applicable to
  Employee Stock Ownership Plan .........                           113                                                         113
Employee Stock Ownership Plan ...........                                     1,680                                           1,680
Purchase of treasury stock ..............                                                                           (147)      (147)
===================================================================================================================================
Balance at December 31, 1996 ............     26,649              2,705       (3,345)   200,235            71     (3,739)   222,576
Comprehensive Income: ...................
  Net loss ..............................                                               (34,524)                            (34,524)
                                                                                                                             ------
  Foreign currency translation adjustment                                                                (525)                 (525)
    Total comprehensive income (loss) ...                                                                                   (35,049)
Cash dividends paid .....................                                                (4,197)                             (4,197)
Exercise of employee stock options ......                           (50)                                             242        192
Tax benefits applicable to
   Employee Stock Ownership Plan ........                           108                                                         108
Employee Stock Ownership Plan ...........                         1,680                                                       1,680
Purchase of treasury stock ..............     (1,528)            (1,528)
===================================================================================================================================
Balance at December 31, 1997 ............     26,649              2,763      (1,665)    161,514          (454)    (5,025)   183,782
Comprehensive Income: ...................
  Net earnings ..........................                                                22,257                              22,257
  Foreign currency translation adjustment                                                                 (62)                  (62)
                                                                                                                             ------
    Total comprehensive income ..........                                                                                    22,195
Cash dividends paid .....................                                                (2,092)                             (2,092)
Exercise of employee stock options ......                          (322)                                1,901                 1,579
Tax benefits applicable to
  The Exercise of Employee Stock Options                            510                                                         510
Employee Stock Ownership Plan ...........                                    1,665                                            1,665
Purchase of treasury stock ..............                                                                         (2,614)    (2,614)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 ............   $ 26,649           $  2,951       $  0     $181,679         $(516)   $(5,738)  $205,025

===================================================================================================================================



See accompanying notes to consolidated financial statements.



                           -------------------------
                                       F5

                       ---------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies
---------------------------------------------
Principles of Consolidation
     Standard Motor Products, Inc. (the "Company") is engaged in the manufacture and sale of automotive replacement parts. The consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has more than a 50% equity ownership. The Company's investments in unconsolidated affiliates are accounted for on the equity method. All significant intercompany items have been eliminated.

Use of Estimates
     In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates.

Reclassifications
     Where appropriate, certain amounts in 1996 and 1997 have been reclassified to conform with the 1998 presentation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities
     At December 31, 1998 and 1997, held-to-maturity securities amounted to $7,200,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of December 31, 1998, the held-to-maturity securities mature within five years.
     The first-in, first-out method is used in computing realized gains or losses.

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

Goodwill
     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization at December 31, 1998 and 1997, was $5,906,000 and $4,402,000, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see note 3).

Foreign Currency Translation
     Assets and liabilities are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).

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

Net Earnings Per Common Share
     The Company presents two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Dilutive" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents that are anti-dilutive are excluded from net income per common share.
     Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share (net income as reported is the numerator in each calculation):

                                     1998             1997           1996
--------------------------------------------------------------------------------
Weighted average common
  shares outstanding               13,077,392      13,119,404      13,130,849
Effect of dilutive
  securities - options                 90,450           --             --
--------------------------------------------------------------------------------
Weighted average common equivalent
  shares outstanding-
  assuming dilution                13,167,842      13,119,404      13,130,849
--------------------------------------------------------------------------------


                          ---------------------------
                                       F6

                       ---------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (cont'd)




Comprehensive Income
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments and is presented in the Consolidated Statements of Changes in Stockholders' Equity. This statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Segment Reporting
     During 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and for related disclosures about products, geographic areas and major customers. (See Note 16)

Pension and Other Postretirement Plans
     On January 1, 1998, the company adopted SFAS No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits." This statement revises employers disclosures about pensions and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans. (See notes 12 and 13.)

Stock Option Plans
     The Company accounts for its stock option plans in accordance with the provisions of SFAS No. 123 "Accounting for Stock Based Compensation." As permitted by this statement, the Company has chosen to continue to apply the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for options granted. As required, the Company provides pro forma net income and pro forma earnings per share disclosures for stock option grants, as if the fair value based method defined in SFAS No. 123 had been applied. (See Note 11.)

Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions. Members of one marketing group represent the Company's largest group of customers and accounted for approximately 13%, 14% and 16% of consolidated net sales (including sales of discontinued operations) for the years ended December 31, 1998, 1997 and 1996, respectively. One individual member of this marketing group accounted for 10%, 9% and 11% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's five largest individual customers, including the members of this marketing group, accounted for 30%, 32% and 34% of net sales in 1998, 1997, and 1996 respectively.

2. Acquisitions
---------------
     During 1998 and 1997, the Company acquired and accounted for as a purchase, three businesses as follows:
     In January 1997, the Company acquired the assets of the Filko Automotive division of F&B Manufacturing Company for approximately $7,900,000. Filko Automotive headquarters were located in Des Plaines, Illinois, when acquired but have been subsequently merged into the Standard Division by the end of 1997. The acquisition increased consolidated net sales by approximately $14,200,000 in 1998 and $19,000,000 in 1997 and had an immaterial effect on consolidated net earnings for the same periods.
     In September 1997, the Company acquired the oxygen sensor manufacturing business of AlliedSignal for approximately $10,200,000 and has relocated the manufacturing assets from AlliedSignal's plant to a new facility in North Carolina. The acquisition had an immaterial effect on consolidated net sales and consolidated net earnings for the years ended December 31, 1998 and 1997.
     In March 1998, the Company completed the exchange of its brake business for the Moog Automotive temperature control business of Cooper Industries. The total acquisition price amounted to $79,200,000, which included the exchange of certain net assets, principally inventory and property, plant and equipment and a cash payment of $13,997,000.
     On the basis of a pro forma consolidation, as if the Moog Automotive temperature control business had been acquired at the beginning of 1997, the Company's consolidated results would have been as follows:

                                                        Pro forma results
                                                     ----------------------
(Dollars in thousands except per share data)           1998           1997
---------------------------------------------------------------------------
     Net sales                                       $671,891      $685,570
---------------------------------------------------------------------------
     Net earnings (loss) from continuing
     operations                                       $21,464       $(4,840)
---------------------------------------------------------------------------
     Net earnings (loss) from
     continuing operations per
     common share                                       $1.64        $(0.37)
---------------------------------------------------------------------------

     Such pro forma information does not purport to be indicative of the results of operations that would have actually been attained if the acquisition had been consummated as of January 1, 1997. In addition, the pro forma financial information does not purport to be indicative of future results of operations.
     The Company's acquisitions, with the exception of the exchange for the Moog Automotive temperature control business, were funded from cash and short term borrowings. Assets acquired in all of the acquisitions consisted primarily of inventory and property, plant and equipment. The purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair value

                           -------------------------
                                                   (continued on following page)
                                       F7

                       ---------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (cont'd)



at the dates of acquisition. In aggregate, the excess of the purchase price over the fair value of the net assets acquired during 1998 and 1997 was approximately $11,650,000 and $8,500,000 respectively. The operating results of these acquired businesses have been included in the consolidated financial statements from the date of each respective acquisition.

3. Discontinued Operations
--------------------------

Brake Business
     In connection with the exchange transaction described in note 2, during the fourth quarter of 1997 the Company recorded a provision of $14,500,000, consisting of an estimated loss on the disposal of the Brake business of $14,000,000 and a provision of $500,000 for anticipated operating losses until the completion of the disposal. The income (loss) from operations of the discontinued Brake business included an allocation of consolidated interest based upon the ratio of net assets of the discontinued Brake business to the total net assets of the Company which are applicable to interest bearing expenses. The interest allocated to the discontinued Brake business amounted to $1,112,000, $5,183,000 and $4,594,000 for the years ended December 31, 1998,
1997, and 1996 respectively. The Company's 1998 results do not include any income or loss from the discontinued Brake business as these anticipated losses were included in the 1997 provision.
     The operating results of the discontinued Brake business are summarized as follows:

                                        For the Years Ended December 31,
(In thousands)                       1998           1997             1996
--------------------------------------------------------------------------------
Net Sales                          $34,088        $164,202        $165,800
Income (loss) from operations
before income taxes                   --              (568)        (10,573)
Income taxes                          --               --           (3,067)
--------------------------------------------------------------------------------
Income (loss) from operations         --              (568)         (7,506)
--------------------------------------------------------------------------------
Estimated loss on disposal            --           (14,500)            --
Income Taxes                          --               --              --
--------------------------------------------------------------------------------
Net loss on disposal                  --           (14,500)            --
--------------------------------------------------------------------------------
Total loss on discontinued
operation                          $  --          $(15,068)       $ (7,506)
--------------------------------------------------------------------------------

        The $14,500,000 loss associated with the disposal of the Brake business reflects no income tax benefit.
        As of December 31,1998, substantially all of the assets of the discontinued Brake business were either sold or disposed of. The net assets retained and held for sale as of December 31, 1997, were summarized as follows:

                                                                        Held
(In thousands)                           Total        Retained        for Sale
--------------------------------------------------------------------------------
Current Assets                          $77,266        $32,161        $45,105
Property, plant and equipment, net       28,952            465         28,487
Other non-current assets
 net of amortization                      1,202            --           1,202
Current Liabilities                     (22,253)       (18,167)        (4,086)
Other Liabilities                       (12,447)       (12,447)           --
--------------------------------------------------------------------------------
Net assets of the
discontinued Brake business             $72,720         $2,012        $70,708
--------------------------------------------------------------------------------

Service Line Business
     In the fourth quarter of 1998, the Company completed the largest phase of its agreement to sell its Service Line business to R&B, Inc. This transaction involved the sale of selected assets of the Champ Service Line and the Pik-A-Nut Fastener Line. The final phase, involving the sale of the Everco Brass & Brake Line, acquired in the Moog automotive exchange, was completed in early 1999.
        In the fourth quarter of 1997, the Company recorded a provision of $12,500,000, consisting of an estimated loss on the sale of the business of $12,000,000 and a provision of $500,000 for anticipated operating losses until the closing of the sale. The loss from operations of the discontinued Service Line business included an allocation of consolidated interest based upon the ratio of net assets of the discontinued Service Line business to the total net assets of the Company which are applicable to interest bearing expenses. The interest allocated to the discontinued Service Line business amounted to $629,000, $975,000, and $1,110,000 for the years ended December 31, 1998, 1997, and 1996 respectively. The Company's 1998 results do not include any income or loss from the discontinued Service Line business as these anticipated losses were included in the 1997 provision.
     The operating results of the discontinued Service Line business are summarized as follows:

                                             For the Years Ended December 31,
(In thousands)                            1998           1997            1996
--------------------------------------------------------------------------------
Net Sales .........................    $ 23,254       $ 39,147         $ 42,598
--------------------------------------------------------------------------------
Income (loss) from operations
 before income taxes ..............        --           (5,336)
Income taxes ......................        --             --             (1,233)
--------------------------------------------------------------------------------
Loss from operations ..............        --           (5,336)          (1,702)
--------------------------------------------------------------------------------
Estimated loss on disposal ........        --          (12,500)            --
Income taxes ......................        --             --               --
--------------------------------------------------------------------------------
Net loss on disposal ..............        --          (12,500)            --
--------------------------------------------------------------------------------
Total loss on discontinued
operation .........................         $--       $(17,836)        $ (1,702)
--------------------------------------------------------------------------------

         The $12,500,000 loss associated with the disposal of the Service Line business reflects no income tax benefit.
        As of December 31,1998, substantially all of the assets of the discontinued Service Line business were either sold or disposed of. The net assets retained and held for sale as of December 31. 1997, were summarized as follows:



                       ---------------------------------
                                       F8

                       ---------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (cont'd)

                                                                          Held
(In thousands)                                  Total      Retained     for Sale
--------------------------------------------------------------------------------
Current Assets ...........................    $ 12,933     $  5,196     $  7,737
Property, plant and equipment, net .......         662         --            662
Other non-current assets
 net of amortization .....................         184          184         --
Current Liabilities ......................      (8,020)      (8,020)        --
Other Liabilities ........................        --           --           --
--------------------------------------------------------------------------------
Net assets of the discontinued
Service Line Business ....................    $  5,759     $ (2,640)    $  8,399
--------------------------------------------------------------------------------

4. Sale of Accounts Receivable
------------------------------
        The Company sells certain accounts receivable to its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. On March 19, 1997, SMP Credit Corp., entered into a two year agreement whereby it can sell up to a $25,000,000 undivided ownership interest in a designated pool of certain of these eligible receivables. At December 31, 1998 and 1997, net accounts receivables amounting to $25,000,000 had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable in 1998 and 1997 and the related fees and discounting expense were recorded as other expense. The Company has received an extension of this agreement until April 30, 1999 while it completes negotiations on a three year renewal with similar terms and conditions.

5. Inventories
--------------
                                                            December 31,
                                                     ------------------------
(In thousands)                                         1998            1997
--------------------------------------------------------------------------------
Inventories consist of:
     Finished goods ...........................       $120,108        $124,224
     Work in process ..........................          4,867           5,392
     Raw materials ............................         49,117          59,390
--------------------------------------------------------------------------------
     Total inventories ........................       $174,092        $189,006
--------------------------------------------------------------------------------

6. Property, Plant and Equipment
--------------------------------
                                                              December 31,
                                                         ---------------------
     (In thousands)                                         1998        1997
--------------------------------------------------------------------------------
     Property, plant and equipment consist of the following:

     Land, buildings and improvements .................   $ 64,080    $ 75,752
     Machinery and equipment ..........................     88,282     104,178
     Tools, dies and auxiliary equipment ..............      8,412      10,029
     Furniture and fixtures ...........................     21,542      22,841
     Leasehold improvements ...........................      5,130       7,213
     Construction in progress .........................     18,068       8,840
                                                          --------    --------
                                                           205,514     228,853
     Less accumulated depreciation
     and amortization .................................     96,110     102,829
--------------------------------------------------------------------------------
     Total property, plant and
     equipment, net ...................................   $109,404    $126,024
--------------------------------------------------------------------------------

7. Other Assets
---------------
                                                                 December 31,
                                                          ----------------------
(In thousands)                                              1998          1997
--------------------------------------------------------------------------------
Other assets consist of the following:
Marketable securities ..............................       $37,200       $27,200
Unamortized customer supply agreements .............         3,311           537
Equity in joint ventures ...........................         4,698         7,434
Deferred income taxes ..............................         4,169          --
Other ..............................................        11,031        14,792
--------------------------------------------------------------------------------
Total other assets .................................       $30,409       $29,963
--------------------------------------------------------------------------------

     Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $72,754,000, $72,529,000, and $76,283,000 in 1998, 1997, and 1996 respectively.

8. Notes Payable - Banks
------------------------
     During 1997 and the first quarter of 1998, the Company's domestic short-term facilities consisted primarily of one year uncommitted demand revolving credit agreements negotiated separately with each of its six lending institutions. The amount of short-term bank borrowings outstanding under those facilities was $52,900,000 at December 31, 1997. The weighted average interest rate at December 31, 1997 on those borrowings was 9.1%.
     On March 30, 1998 the Company entered into an eight month committed revolving credit facility with its then existing banking group and incurred commitment fees of approximately 1.25% of the facility. This facility provided for unsecured lines of credit in the aggregate amount of $108,500,000. On November 30, 1998, the Company entered into a new three year revolving credit facility. The new facility, with eight lending institutions, provides a $110,000,000 unsecured line of credit, subject to a borrowing base as defined. This facility consists primarily of two interest rate options, one a function of LIBOR and the other a function of the prime rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization. The terms of this revolving credit facility include, among other provisions, the requirement for a clean-down to $10,000,000 or less, for any consecutive 30 days during each 12 month period of the facility, maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. There were no outstanding borrowings under this facility at December 31, 1998. The Company incurred commitment fees of approximately .70% of the total facility.
     A foreign subsidiary of the Company had a revolving credit facility during 1998 and 1997. The amount of short-term bank borrowings outstanding under that facility was $3,555,000 at December 31, 1998, and $2,997,000 at December 31, 1997. The weighted average interest rates on these borrowings at December 31, 1998 and 1997 were 8.4% and 7.7%, respectively.
                                                   (continued on following page)



                         -----------------------------
                                       F9

                       ---------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (cont'd)


9. Long-Term Debt
-----------------
                                                                December 31,
                                                          ----------------------
(In thousands)                                               1998         1997
--------------------------------------------------------------------------------
Long-term debt consists of:
     7.56% senior note .............................      $ 73,000      $ 73,000
     8.60% senior note .............................        37,143        46,429
     10.22% senior note ............................        21,500        30,000
     Credit Facility ($17 million Canadian) ........        10,960        13,935
     7.50%-10.50% purchase obligations .............         2,833         4,840
     5.0%-8.8% Facilities ..........................         6,411         7,524
     5.0% Notes Payable - AlliedSignal .............         3,000         5,000
     Credit Agreement (esop) .......................          --           1,674
     Other .........................................         1,306         1,080
--------------------------------------------------------------------------------
                                                           156,153       183,482
     Less current portion ..........................        22,404        24,373
--------------------------------------------------------------------------------
     Total noncurrent portion of
     long-term debt ................................      $133,749      $159,109
--------------------------------------------------------------------------------

     Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.
     Under the terms of the $37,143,000 senior note agreement, the Company is required to repay the remaining loan in four equal annual installments from 1999 through 2002.
     Under the terms of the $21,500,000 senior note agreement, the Company is required to repay the loan in five varying annual installments beginning in 1999. Subject to certain restrictions, the Company may make prepayments without premium.
     Under the terms of the $17,000,000 CDN credit agreement, the Company is required to repay the loan as follows: $7,000,000 CDN in 1999, $2,000,000 CDN in 2000, and 2001, and a final payment of $6,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options which averaged 4.9% for 1998.
     The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by properties having a net book value of approximately $13,390,000 at December 31, 1998.
     The Company holds a 73.4% equity interest in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, which has various existing credit facilities that mature by 2003.
     Under the terms of the unsecured note agreement with AlliedSignal, the Company is required to repay $2,000,000 in September 1999 with a final payment of $1,000,000 due in 2000.
     The proceeds of the Credit Agreement were loaned to the Company's Employee Stock Ownership Plan (ESOP) to purchase 1,000,000 shares of the Company's common stock to be distributed in accordance with the terms of the ESOP established in 1989 (see Note 12). In January 1998, the Company made the final required payment and as such the credit agreement has been paid in full.
     Maturities of long-term debt during the five years ending December 31, 1999 through 2003, are $22,404,000, $28,421,000, $27,282,000, $29,815,000 and
$16,416,000 respectively.
     The senior note agreements contain restrictive covenants which require the maintenance of defined levels of working capital, tangible net worth and earnings and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock. At December 31, 1997, the Company did not comply with certain covenant requirements for which the Company received waivers and amendments on March 27, 1998. These amendments contained provisions for the payment of up front fees of 1.5% and an increase in the interest rate on each senior note by 1.25%. The increased interest rate was reduced by 0.50% based upon the refinancing of the Company's revolving credit facility on November 30, 1998 (see Note 8).

10. Stockholders' Equity
------------------------
     The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 1998.
     On January 17, 1996, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company. The dividend was payable on March 1, 1996, to the shareholders of record as of February 15, 1996. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.
     The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of the Company's outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of the Company's outstanding common shares. Once the rights become exercisable they entitle all other shareholders to purchase, by payment of an $80.00 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common


                          ---------------------------
                                      F10

                       ---------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (cont'd)



stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on February 28, 2006.
     On December 22, 1998 the Board of Directors authorized the repurchase by the Company of up to an additional 300,000 shares of its common stock at a cost of up to $7,000,000, to be used to meet present and future requirements of its stock option programs. As of December 31, 1998, 78,400 shares were repurchased at a cost of $1,881,000.

11. Stock Options
-----------------
     The Company has principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, the Company is authorized to issue 400,000 stock options. The options become exercisable over a four year period and expire at the end of five years following the date they become exercisable. The 1994 Omnibus Stock Option Plan was amended during 1997 to increase the number of shares authorized for issuance to 1,000,000 shares. Under the 1996 Independent Directors' Stock Option Plan, the Company is authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 1998, in aggregate 969,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.
     As permitted under SFAS No. 123, the Company continues to apply the provisions of APB Opinion No. 25 for stock-based awards granted to employees. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method of SFAS No. 123, the Company's net earnings (loss) per share would have changed to the pro forma amounts as follows:

(Dollars in thousands except
     per share data)                    1998           1997         1996
--------------------------------------------------------------------------------
Net Earnings          As reported   $   22,257    $  (34,524)   $   14,658
(loss)                Pro forma     $   21,610    $  (34,849)   $   14,544
Basic Earnings        As reported   $     1.70    $    (2.63)   $     1.12
(loss) per share      Pro forma     $     1.65    $    (2.66)   $     1.11

     For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 respectively: expected volatility of 33.5%, 33.5% and 25.5%, expected life of 4.3 years, 4.4 years and 4.4 years, dividend yield of 1.5%, 1.5% and 2.0% and risk free interest rate of 5.2%, 5.6% and 6.0% for issued options.
     A summary of the status of the Company's option plans follows:


                                             1998                1997           1996
----------------------------------------------------------------------------------------
                                             Weighted         Weighted         Weighted
                                             Average          Average          Average
(Shares in thousands)                        Exercise         Exercise         Exercise
                                    Shares    Price   Shares   Price   Shares    Price
Outstanding at
 beginning of year                    636    $ 18.45   424    $ 16.50   281    $ 16.54
Granted                               263      21.54   231      21.87   157      16.27
Exercised                             (91)     17.08   (10)     16.39   (11)     14.40
Forfeited                             (15)     21.50    (9)     16.36    (3)     16.39
----------------------------------------------------------------------------------------
Outstanding at
 end of year                          793    $ 19.58   636    $ 18.45   424    $ 16.50
----------------------------------------------------------------------------------------
Options exercisable at
 end of year                          335      --      230       --     142       --
----------------------------------------------------------------------------------------
Weighted-average fair value
 of options granted during the year   --     $ 6.30    --     $  6.11   --     $  4.28


                              Options Outstanding
--------------------------------------------------------------------------------
                            Number       Weighted-Average
     Range of            Outstanding       Remaining        Weighted-Average
  Exercise Prices        at 12/31/98     Contractual Life    Exercise Price
                                             (Years)
--------------------------------------------------------------------------------
$13.63 - $14.50              6,000            8.3             $   13.77
$16.00 - $16.94            314,000            3.9             $   16.34
$20.50 - $23.72            473,000            6.2             $   21.80

                              Options Exercisable
--------------------------------------------------------------------------------

     Range of                   Number Exercisable         Weighted-Average
  Exercise Prices                  at 12/31/98             Exercise Price

--------------------------------------------------------------------------------
$13.63 - $23.59                    334,500                  $17.34

12. Employee Benefit Plans
--------------------------

     The Company has a defined benefit pension plan covering certain former employees of the Company's discontinued Brake business (see Note 3).
     The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan.

                                                              December 31,
                                                   -----------------------------
(In thousands)                                         1998               1997
--------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year .......     $ 10,109           $ 10,036
Service cost ..................................           97                188
Interest cost .................................          665                672
Actuarial gain ................................         (121)               (33)
Benefits paid .................................         (835)              (754)
--------------------------------------------------------------------------------
Benefit Obligation at End of Year .............     $  9,915           $ 10,109
--------------------------------------------------------------------------------
Change in Plan Assets
Fair value of plan assets at
  beginning of year ...........................     $ 11,120           $ 10,418
Actual return on plan assets ..................        1,399              1,456
Employer contributions ........................         --                 --
Benefits paid .................................         (835)              (754)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year ......      $11,684            $11,120
--------------------------------------------------------------------------------
Funded status .................................     $  1,769           $  1,011
Unrecognized prior service cost ...............         --                  263
Unrecognized net actuarial gain ...............       (2,083)            (1,452)
Unrecognized transition cost ..................         --                   72
--------------------------------------------------------------------------------
(Accrued)/prepaid benefit cost ................     $   (314)          $   (106)
================================================================================


                                                   (continued on following page)


                          ----------------------------
                                      F11

                       ---------------------------------
                 Standard Motor Products, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (cont'd)


                                                            December 31,
Weighted-average assumptions:                        1998       1997       1996
--------------------------------------------------------------------------------
Discount rates .................................     6.75%      7.00%      7.00%
Expected long-term rate of return
on assets ......................................     8.00%      8.00%      8.00%
--------------------------------------------------------------------------------

                                                             December 31,
                                                  ------------------------------
(In thousands) .................................     1998       1997       1996
--------------------------------------------------------------------------------
Components of Net Periodic benefit cost
Service cost ...................................       97        188        219
Interest cost ..................................      665        672        653
Return on assets ...............................     (816)    (1,456)    (1,135)
Amortization of prior service cost .............       19         70         70
Recognized actuarial (gain)/loss ...............      (72)       655        373
--------------------------------------------------------------------------------
Net periodic (benefit) cost ....................     (107)       129        180
--------------------------------------------------------------------------------

     In addition, the Company participates in several multiemployer plans which provide defined benefits to substantially all unionized workers. The Multiemployer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multiemployer plans. The Company has not received information from the plans' administrators to determine its share, if any, of unfunded vested benefits.
     The Company and certain of its subsidiaries also maintain various defined contribution plans, which include profit sharing, providing retirement benefits for other eligible employees.
     The provisions for retirement expense in connection with the plans are as follows:
                                                          Defined
                                    Multi-             Contribution
                                employer Plans        and Other Plans
--------------------------------------------------------------------------------
Year-end December 31,
                1998             $  302,000             $4,350,000
                1997             $  365,000             $2,840,000
                1996             $  383,000             $2,175,000

     In January 1989 the Company established an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. The ESOP authorized the Trust to purchase up to 1,000,000 shares of the Company's common stock in the open market. In 1989, the Company entered into an agreement with a bank authorizing the Company to borrow up to $18,000,000 in connection with the ESOP. Under this agreement, the Company borrowed $16,729,000, payable in annual installments through 1998 (see Note 9), which was loaned on the same terms to the ESOP for the purchase of common stock. During 1989, the ESOP made open market purchases of 1,000,000 shares at an average cost of $16.78 per share. In January 1998, the Company made the final required payment and the credit agreement has thus been paid in full.
     During 1998, 1997 and 1996, 106,900, 98,000, and 96,800 shares were allocated to the employees, leaving no unallocated shares in the ESOP trust at December 31, 1998.
     Contributions to the ESOP are based on a predetermined formula which is primarily tied into dividends earned by the ESOP and loan repayments. The provision for expense in connection with the ESOP was approximately $1,664,000, in 1998, $1,406,000 in 1997, and $1,391,000 in 1996. The expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $1,000, $274,000, and $289,000, for the years ended December 31, 1998, 1997 and 1996, respectively, from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $56,000, $208,000, and $360,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
     At December 31, 1997, indebtedness of the ESOP to the Company in the amount of $1,665,000, is shown as a deduction from stockholders' equity in the consolidated balance sheets. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the consolidated balance sheets.
     In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan for key employees of the Company. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions were not significant in 1998, 1997 and 1996.

13. Postretirement Benefits
---------------------------
     The Company provides certain medical and dental care benefits to eligible retired employees. The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis. The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan.
                                                            December 31,
(In thousands)                                            1998           1997
--------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year ..........      $ 15,783       $ 20,888
Service cost .....................................           975            671
Interest cost ....................................         1,082          1,139
Amendments .......................................         1,410           --
Curtailments .....................................          --           (2,120)
Actuarial (gain)/loss ............................          (844)        (4,319)
Benefits paid ....................................          (778)          (476)
--------------------------------------------------------------------------------
Benefit obligation at end of year ................      $ 17,628       $ 15,783
================================================================================
Funded status ....................................      $(17,628)      $(15,783)
Unrecognized prior service cost ..................         1,286           --
Unrecognized net actuarial
(gain)/loss ......................................          (766)          --
--------------------------------------------------------------------------------
(Accrued)/prepaid benefit cost ...................      $(17,108)      $(15,783)
================================================================================

Weighted-Averag Assumptions as of December 31
                                                        1998         1997
--------------------------------------------------------------------------------
Discount rates . . . . . . . . . . . . . . . . .        6.75%        7.0%


     For measurement purposes, an 8% and 9% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1998 and 1997 respectively. The rate was assumed to decrease gradually to 5% in 2002 and remain at that level thereafter. A 6.5% annual rate of increase in the per




                            ------------------------
                                      F12

                             ----------------------
                 Standard Motor Products, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements (cont'd.)


capita cost of covered dental benefits was assumed for 1998. The rate was assumed to decrease gradually to 5% in 2001 and remain at that level thereafter.

                                               December 31,
                                             ---------------
(In thousands)                          1998      1997      1996
--------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
Service cost .....................   $   975    $   671      837
Interest cost ....................     1,082      1,139    1,419
Amortization of prior service cost       124          0        0
Recognized actuarial (gain)/loss .       (78)      (235)     408
--------------------------------------------------------------------------------
Net periodic benefit cost ........   $ 2,103    $ 1,575    2,664
Curtailment (gain) ...............         0     (1,492)       0
--------------------------------------------------------------------------------
Total benefit cost ...............   $ 2,103    $    83    2,664
--------------------------------------------------------------------------------


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 1998:


                                           1-Percentage-   1-Percentage-
(In thousands)                             Point Increase   Point Decrease
--------------------------------------------------------------------------------

Effect on total of service and
interest cost components ..............        $ 327           $(274)

Effect on postretirement benefit
obligation ............................       $2,209         $(1,882)

14. Other Income (Expense), Net
-------------------------------
(In thousands)                                1998        1997     1996
--------------------------------------------------------------------------------

Other income (expense), net consists of:
Interest and dividend income ....           $ 1,856    $   898    $ 1,668
(Loss) on sale of accounts
receivable (Note 4) .............            (1,410)    (1,358)    (1,266)
Income (loss) from joint ventures            (2,078)     1,335      1,336
Other - net .....................               210        123        (28)
--------------------------------------------------------------------------------
Total other income (expense), net           $(1,422)   $   998    $ 1,710
================================================================================

15.     Taxes Based on Earnings
--------------------------------------------------------------------------------


     Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:
--------------------------------------------------------------------------------
                                        1998     1997    1996
--------------------------------------------------------------------------------
U.S. federal income tax rate ......     35.0%   (35.0)%   35.0%
Increase (decrease) in tax rate
resulting from:
State and local income taxes, net
of federal income tax benefit .....      0.7      4.6      1.1
Non-deductible items, net .........      0.6      2.3      0.1
Benefits of income subject to taxes
at lower than the U.S. federal rate    (18.3)   (87.8)    (7.4)
(Decrease) increase in valuation
allowance .........................     (4.2)    50.7       --
Other .............................       --     --       (0.6)
--------------------------------------------------------------------------------
Effective tax rate ................     13.8%   (65.2)%   28.2%
================================================================================



The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:


                                              December 31,
                                              ------------
(In thousands)                             1998        1997
----------------------------------------------------------------
Deferred tax assets:
Accrued costs related to disposal of
 discontinued operations ...........   $    983       7,584
Inventories ........................      8,495      11,647
Allowance for customer returns .....      6,023       6,733
Postretirement benefits ............      6,725       6,825
Allowance for doubtful accounts ....      1,545       7,070
Accrued salaries and benefits ......      3,347       4,125
Other ..............................     12,361       8,540
Valuation allowance ................    (14,171)    (15,271)
----------------------------------------------------------------
Total ..............................   $ 25,308    $ 37,253
================================================================
Deferred tax liabilities:
Depreciation .......................   $  4,032      10,796
Promotional costs ..................      1,054       1,610
Other ..............................      4,330       5,966
----------------------------------------------------------------
Total ..............................      9,416      18,372
================================================================
Net deferred tax assets ............   $ 15,892    $ 18,881
================================================================

        The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. However, if the Company is unable to generate sufficient taxable income in the future through its operations, increases in the valuation allowance may be required.
        The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $12,159,000 at the end of 1998, $17,562,000 at the end of 1997, and $11,858,000 at the end of 1996.
        Earnings from continuing operations, before income taxes, for foreign operations (including Puerto Rico) amounted to approximately $19,000,000, $16,000,000 and $14,000,000 in 1998, 1997 and 1996 respectively. Earnings of the
Puerto Rico subsidiary are not subject to United States income taxes and are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.20 per share in 1998 (1997 - $.26; 1996 - $.27).
         Foreign income taxes amounted to approximately $2,525,000, $2,136,000, and $1,639,000 for 1998, 1997 and 1996, respectively.

16. Industry Segment and Geographic Data
----------------------------------------
        Under the provisions of SFAS No. 131, the company has two reportable operating segments which are the major product areas of the automotive aftermarket in which the Company




                           --------------------------
                                      F13

                             ----------------------
                 Standard Motor Products, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements (cont'd.)




competes. The Engine Management Division consists primarily of ignition and electrical parts, emission and engine controls, on-board computers, sensors, ignition wires, battery cables, carburetor and fuel system parts. The Temperature Control Division consists primarily of air conditioning compressors, clutches, accumulators, filter/driers, blower motors, heater valves, heater cores, evaporators, condensers, hoses and fittings. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:



                           For the year ended December 31, 1998
                           ------------------------------------
                        Engine   Temperature    Other
(In thousands)        Management   Control   Adjustments  Consolidated
--------------------------------------------------------------------------------
Net Sales              $348,664   $297,144   $  3,612      $649,420
--------------------------------------------------------------------------------
Depreciation
and amortization         10,068      4,473      2,733        17,274
--------------------------------------------------------------------------------
Operating income         32,243     19,672     (7,984)       43,931
--------------------------------------------------------------------------------
Investment in equity
affiliates                  105        516      4,077         4,698
--------------------------------------------------------------------------------
Capital expenditures     10,597      4,598        130        15,325
--------------------------------------------------------------------------------
Total Assets           $311,716   $183,197   $ 26,643      $521,556
--------------------------------------------------------------------------------

                           For the year ended December 31, 1997
                           ------------------------------------
                        Engine   Temperature    Other
(In thousands)        Management   Control   Adjustments  Consolidated
--------------------------------------------------------------------------------
Net Sales              $365,824   $187,918   $   6,081    $559,823
--------------------------------------------------------------------------------
Depreciation
and amortization          9,948      3,284       5,748      18,980
--------------------------------------------------------------------------------
Operating income         28,179      7,302     (26,026)      9,455
--------------------------------------------------------------------------------
Investment in equity
affiliates                1,105        396       5,933       7,434
--------------------------------------------------------------------------------
Capital expenditures      9,679      3,138       2,780      15,597
--------------------------------------------------------------------------------
Total Assets           $317,162   $107,406   $ 152,569    $577,137
--------------------------------------------------------------------------------

                           For the year ended December 31, 1996
                           ------------------------------------
                        Engine   Temperature    Other
(In thousands)        Management   Control   Adjustments  Consolidated
--------------------------------------------------------------------------------
Net Sales              $353,409   $156,423   $   3,575    $513,407
--------------------------------------------------------------------------------
Depreciation
and amortization          7,960      2,160       6,206      16,326
--------------------------------------------------------------------------------
Operating income         43,149     13,712     (12,127)     44,734
--------------------------------------------------------------------------------
Investment in equity
affiliates                1,144       --         5,009       6,153
--------------------------------------------------------------------------------
Capital expenditures     12,024      6,461       2,904      21,389
--------------------------------------------------------------------------------
Total Assets           $317,761   $120,912   $ 186,133    $624,806
--------------------------------------------------------------------------------

         Other Adjustments consists of items pertaining to the corporate headquarters function, a Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS No. 131 and businesses that have been sold.
         The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings (loss) from continuing operations before taxes:



(In thousands)                     1998          1997       1996
--------------------------------------------------------------------------------
Operating income ................ $ 43,931    $  9,455    $44,734
Other income (expense) ..........   (1,422)        998      1,710
Interest expense ................   16,419      14,158     13,091
--------------------------------------------------------------------------------
Earnings (loss) from continuing
operations before taxes and
minority interest ............... $ 26,090    $ (3,705)   $33,353
================================================================================


Geographic Information for the Year Ended December 31,


                                               Revenues
                                        ---------------------
(In thousands)                       1998       1997       1996
================================================================================
United States                      $586,044   $493,823   $474,711
Canada                               25,513     25,748     24,470
Other Foreign                        37,863     40,252     14,226
--------------------------------------------------------------------------------
Total                              $649,420   $559,823   $513,407
================================================================================


                                          Long Lived Assets
                                        ---------------------

(In thousands)                       1998       1997       1996
================================================================================
United States                      $125,627   $126,854   $121,126
Canada                                3,719      8,615     17,377
Other Foreign                        19,290     21,229     22,833
--------------------------------------------------------------------------------
Total                              $148,636   $156,698   $161,336
================================================================================

         Revenues are attributed to countries based upon the location of the customer


17. Fair Value of Financial Instruments
---------------------------------------

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

     The estimated fair values of the Company's financial instruments are as follows:

(In thousands)

        December 31, 1998      Carrying      Fair
                               Amount       Value
---------------------------------------------------
Cash and cash equivalents   $  23,457    $  23,457
Marketable securities ...       7,200        7,200
Long-term debt ..........    (156,153)    (143,938)
---------------------------------------------------
(In thousands)
        December 31, 1997      Carrying      Fair
                                Amount      Value
---------------------------------------------------
Cash and cash equivalents   $  16,809    $  16,809
Marketable securities ...       7,200        7,200
Long-term debt ..........    (183,482)    (175,053)
---------------------------------------------------



                          ----------------------------
                                      F14

18.     Commitments and Contingencies
-------------------------------------
Total rent expense for the three years ended December 31, 1998 was as follows:
                                      Real
(In thousands)       Total           Estate             Other
--------------------------------------------------------------------------------
    1998            $5,747            $3,619            $2,128
    1997             7,437             4,593             2,844
    1996             6,568             3,244             3,324


     At December 31, 1998, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2011, under operating leases for real estate, as follows:

(In thousands)
      1999                  $ 4,525
      2000                    3,288
      2001                    3,233
      2002                    2,407
      2003                    1,844
Thereafter                    3,644
--------------------------------------------------------------------------------
                            $18,941
--------------------------------------------------------------------------------

        At December 31, 1998, the Company had outstanding letters of credit aggregating approximately $2,300,000. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.
        The Company is involved in various litigation matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's financial position and results of operations.

 19. Quarterly Financial Data (Unaudited)
 ----------------------------------------

(In thousands, except per share amounts)

                                   Dec. 31,     Sept. 30,     June 30,  Mar. 31,
Quarter Ended .............          1998        1998        1998         1998
--------------------------------------------------------------------------------
Net Sales .................   $   113,316   $   201,293   $   208,766   $126,045
--------------------------------------------------------------------------------
Gross Profit ..............        36,352        62,408        63,072     43,790
--------------------------------------------------------------------------------
Earnings from
continuing operations .....         1,391         9,574         8,639      2,653
--------------------------------------------------------------------------------
Earnings (loss) from
discontinued operations ...          --            --            --         --
--------------------------------------------------------------------------------
Net Earnings ..............   $     1,391   $     9,574   $     8,639   $  2,653
--------------------------------------------------------------------------------
Net Earnings from
continuing operations per
common share:
Basic .....................   $          .11    $    .73   $    .66  $ .20
Diluted ...................   $          .11    $    .72   $    .65  $ .20
--------------------------------------------------------------------------------
Net Earnings per
common share:
Basic .....................   $          .11    $    .73   $    .66  $ .20
Diluted ...................   $          .11    $    .72   $    .65  $ .20
--------------------------------------------------------------------------------


(In thousands, except per share amounts)
                                     Dec. 31,   Sept. 30,  June 30,    Mar. 31,
Quarter Ended                          1997       1997       1997        1997
--------------------------------------------------------------------------------
Net Sales ......................   $ 103,662    $155,246   $163,181    $137,734
--------------------------------------------------------------------------------
Gross Profit ...................      32,512      49,938     53,458      43,580
--------------------------------------------------------------------------------
Earnings (loss) from
continuing operations ..........     (13,967)      6,917      5,571        (141)
--------------------------------------------------------------------------------
Earnings (loss) from
discontinued operations              (34,057)      1,000        947        (794)
--------------------------------------------------------------------------------
Net Earnings (loss) ............   $ (48,024)   $  7,917   $  6,518    $   (935)
--------------------------------------------------------------------------------
Net Earnings (loss) from
continuing operations per
common share:
Basic ..........................   $   (1.07)   $    .53   $    .42    $   (.01)
Diluted ........................   $   (1.07)   $    .53   $    .42    $   (.01)
--------------------------------------------------------------------------------
Net Earnings (loss) per
common share:
Basic ..........................   $   (3.67)   $    .60   $    .50    $   (.07)
Diluted ........................   $   (3.67)   $    .60   $    .50    $   (.07)
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

20. Subsequent Events (Unaudited)
---------------------------------
     In January 1999, the Company acquired through its European subsidiary Standard Motor Products Holding Ltd., 85% of the stock of Webcon UK Limited, and acquired through its UK joint venture Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited. The total acquisition price amounted to approximately $3,500,000 and was funded from the Company's operating cash flow.
     In February 1999, the Company acquired 100% of the stock of Eaglemotive Corporation for approximately $13,400,000. Located in Fort Worth, Texas, Eaglemotive assembles and distributes fan clutches and other cooling products to the automotive aftermarket. The acquisition was funded from operating cash and short term borrowings.



                          ---------------------------
                                      F15

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ----------------------------------------------------
None.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Information relating to Directors and Executive Officers is set forth in the 1999 Annual Proxy Statement.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS
         ----------------------------------------

Information relating to Management Remuneration and Transactions is set forth in the 1999 Annual Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 1999 Annual Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 1999 Annual Proxy Statement.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

14(A). DOCUMENT LIST
       (1) Among the responses to this Item 14(a) are the following financial statements.

                   Independent Auditors' Report

                   Financial Statements:

                   Consolidated Balance Sheets - December 31, 1998 and 1997

                   Consolidated Statements of Operations
                    - Years Ended December 31, 1998, 1997  & 1996

                   Consolidated Statements of Changes in Stockholders' Equity
                   - Years Ended December 31, 1998, 1997 and 1996

                   Consolidated Statements of Cash Flows -
                   - Years Ended December 31, 1998, 1997 and 1996

                   Notes to Consolidated Financial Statements

       (2) The following financial schedule for the years 1998, 1997 and 1996 is submitted herewith:

                   Schedule                                          Page

                   II.      Valuation and Qualifying Accounts         26

            Selected Quarterly Financial Data, for the Years Ended December 31, 1998 and 1997, are included herein by reference to Part II, Item 8.

            All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

       (3) Exhibits required by Item 601 of Securities and Exchange
           Commission Regulations S-K: See "Exhibit Index" beginning on page 20.


14(B).  REPORTS ON FORM 8-K
        --------------------

            No reports on Form 8-K were required to be filed for the three months ended December 31, 1998.

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                             EXHIBIT PAGE
NUMBER                                                                 NUMBER
------                                                                 ------

2.1    Asset Exchange Agreement dated as of March 28, 1998               *
       among SMP Motor Products, LTD., Standard Motor
       Products, Inc., Cooper Industries (Canada) Inc., Moog
       Automotive Company and Moog Automotive Products,
       Inc., filed as an Exhibit of Registrant's current report on Form 8-K dated March 28, 1998 is incorporated herein by reference

3.1    By-laws filed as an Exhibit of Registrant's annual                *
       report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

3.2    Restated Certificate of Incorporation, dated July 31,             *
       1990, filed as an Exhibit of Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

3.3    Restated Articles of Incorporation, dated February                *
       15, 1996, filed as an Exhibit of Registrant's
       Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1996 is incorporated herein by reference.

3.4    Restated By-Laws dated May 23, 1996, filed as an                  *
       Exhibit of the Registrant's annual report on Form
       10-K for the year ended December 31, 1996, is incorporated herein by reference.

4.1    Registration of Preferred Share Purchase Rights filed             *
       on Form 8-A on February 29, 1996 is incorporated herein by reference.

10.1   Note Purchase Agreement dated October 15, 1989                    *
       between the Registrant and the American United Life
       Insurance Company, the General American Life
       Insurance Company, the Jefferson-Pilot Life Insurance
       Company, the Ohio National Life Insurance Company, the Crown Insurance Company, the Great-West Life
       Assurance Company, the Guarantee Mutual Life Company, the Security Mutual Life Insurance Company of
       Lincoln, Nebraska, and the Woodmen Accident and Life
       Company filed as an Exhibit of Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                             EXHIBIT PAGE
NUMBER                                                                 NUMBER
------                                                                 ------

10.2   Note Agreement of November 15, 1992 between the                   *
       Registrant and Kemper Investors Life Insurance
       Company, Federal Kemper Life Assurance Company,
       Lumbermens Mutual Casualty Company, Fidelity Life
       Association, American Motorists Insurance Company,
       American Manufacturers Mutual Insurance Company,
       Allstate Life Insurance Company, Teachers Insurance &
       Annuity Association of America, and Phoenix Home Life
       Mutual Insurance Company filed as an Exhibit of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

10.3   Employee Stock Ownership Plan and Trust dated January             *
       1, 1989 filed as an Exhibit of Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference.

10.4   Supplemental Executive Retirement Plan dated August               *
       15, 1994 filed as an Exhibit of Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

10.5   1994 Omnibus Stock Option Plan of Standard Motor                  *
       Products, Inc. is incorporated by reference to
       Exhibit 4.1 of the Company's Registration Statement on Form S-8 (33-58655).

10.6   Note Purchase Agreement dated December 1, 1995                    *
       between the Registrant and Metropolitan Life
       Insurance Company, the Travelers Insurance Company
       Connecticut Life Insurance Company, CIGNA Property and Casualty Insurance Company, Life Insurance
       Company of North America and American United Life
       Insurance Company filed as an Exhibit of Registrant's
       Annual Report on Form 10-K for the year ended
       December 31, 1995 is incorporated herein by reference.

10.7   Credit Agreement of May 1, 1996 between the                       *
       Registrant and Canadian Imperial Bank of Commerce
       ("CIBC") filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.8   Letter Agreement dated September 25, 1996 amending                *
       the Note Agreement between the Registrant and Canadian Imperial Bank of Commerce ("CIBC") filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                             EXHIBIT PAGE
NUMBER                                                                 NUMBER
------                                                                 ------

10.9   Letter Agreement of September 30, 1996 amending the               *
       Note Agreement between the Registrant and Mutual Life
       Insurance Company, Allstate Life Insurance Company,
       Teachers Insurance and Annuity Association of America and Phoenix Home Life Mutual Insurance Company dated
       November 15, 1992 filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended
       December 31, 1996 is incorporated herein by reference.

10.10  Letter Agreement of November 22, 1996 amending the                *
       Note Agreement between the Registrant and Mutual Life
       Insurance Company, Allstate Life Insurance Company,
       Teachers Insurance and Annuity Association of
       America, and Phoenix Home Life Mutual Insurance
       Company with amendment dated September 30, 1996, dated November 15, 1992, filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.11  1996 Independent Outside Directors Stock Option Plan              *
       of Standard Motors Products, Inc. filed as an Exhibit of Registrant's annual report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

10.12  Letter Agreement of March 27, 1998 amending the Note              *
       Agreement between the Registrant and the American
       United Life Insurance Company, the Great American
       Life Insurance Company, the Jefferson- Pilot Life
       Insurance Company, the Ohio National Life Insurance
       Company, the Crown Insurance Company, the Great-West
       Life Insurance Company, the Security Mutual Life
       Insurance Company, Woodmen Accident and Life
       Insurance Company and Nomura Holding America, Inc.
       dated October 15, 1989, filed as an Exhibit of Registrant's current report on Form 8-K dated March
       28, 1998 is incorporated herein by reference

10.13  Letter Agreement of March 27, 1998 amending the Note              *
       Agreement * between the Registrant and Kemper
       Investors Life Insurance Company, Federal Kemper Life
       Assurance Company, Lumbermens Mutual Casualty
       Company, Fidelity Life Association, American
       Motorists Insurance Company, American Manufacturers
       Mutual Insurance Company, Allstate Life Insurance
       Company, Teachers Insurance & Annuity Association of
       America, and Phoenix Home Life Mutual
       InsuranceCompany dated November 15, 1992, filed as an Exhibit of Registrant's current report on Form 8-K dated March 28, 1998 is incorporated herein by reference

                         STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                             EXHIBIT PAGE
NUMBER                                                                 NUMBER
------                                                                 ------

10.14  Letter Agreement of March 27, 1998 amending the Note              *
       Agreement between the Registrant and Metropolitan
       Life Insurance Company, the Travelers Insurance
       Company, Connecticut Life Insurance Company, CIGNA
       Property and Casualty Insurance Company, Life
       Insurance Company of North America and American
       United Life Insurance Company dated December 1, 1995, filed as an Exhibit of Registrant's current report on Form 8-K dated March 28, 1998 is incorporated herein by reference

10.15  1994 Omnibus Stock Option Plan of Standard Motor                  *
       Products, Inc., as amended, is incorporated herein by reference to the Company's Registration Statement on Form S-8 (333-51565), dated May 1, 1998.

10.16  Standard Motor Products, Inc. Independent Directors'              *
       Stock Option Plan, is incorporated herein by reference to the Company's Registration Statement on Form S-8 (333-51619), dated May 1, 1998.

10.17  Credit Agreement dated November 30, 1998 among                    E-1
       Standard Motor Products, Inc., Chase Manhattan Bank and Canadian Imperial Bank of Commerce is included as
       Exhibit 10.17

21.    List of Subsidiaries of Standard Motor Products, Inc.
       is included on Page 27.

23 Consent of Independent Auditors KPMG LLP, is included on Page 28.

27.    Financial Data Schedule for 1998 is included on Page 29.





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

                          STANDARD MOTOR PRODUCTS, INC.
                          -----------------------------
                                  (REGISTRANT)

      /S/ LAWRENCE I. SILLS
      ---------------------
      Lawrence I. Sills, President, Director,
      Chief Operating Officer

      /S/ MICHAEL J. BAILEY
      ---------------------
      Michael J. Bailey, Senior Vice President, Administration and Finance, Chief Financial Officer

      /S/ JAMES J. BURKE
      ------------------
      James J. Burke, Director of Finance
      Chief Accounting Officer

Dated:
      New York, New York
      March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:


March 31, 1999                 /S/ LAWRENCE I. SILLS
    (Dated)                    ---------------------
                               Lawrence I. Sills, President, Director,
                               Chief Operating Officer


March 31, 1999                 /S/ NATHANIEL L. SILLS
    (Dated)                    ----------------------
                               Nathaniel L. Sills
                               Chairman, Director

March 31, 1999                 /S/ ARTHUR D. DAVIS
    (Dated)                    -------------------
                               Arthur D. Davis, Director

March 31, 1999                /S/ MARILYN F. CRAGIN
     (Dated)                  ---------------------
                              Marilyn F. Cragin, Director

March 31, 1999                /S/ SUSAN F. DAVIS
   (Dated)                    ------------------
                              Susan F. Davis, Director

March 31, 1999                /S/ ARTHUR S. SILLS
    (Dated)                   -------------------
                              Arthur S. Sills, Director

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of March 2, 1999, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                     KPMG LLP
New York, New York
March 2, 1999

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996


                                                               ADDITIONS
                                                               ---------
                                BALANCE AT         CHARGED TO           CHARGED
                                 BEGINNING         COSTS AND            TO OTHER                             BALANCE AT
         DESCRIPTION              OF YEAR         EXPENSES (1)          ACCOUNTS         DEDUCTIONS         END OF YEAR
         -----------              -------         ------------          --------         ----------         -----------

YEAR ENDED DECEMBER 31, 1998:
-----------------------------
  Allowance for doubtful       $  16,187,000       $  3,811,000       $    31,000        $ 17,365,000       $  2,664,000
    accounts
  Allowance for discounts          2,467,000              --                 --               606,000          1,861,000
                               -------------       ------------       -----------        ------------       ------------
                               $  18,654,000       $  3,811,000       $    31,000        $ 17,971,000       $  4,525,000

Allowance for sales returns    $  17,955,000       $ 93,299,000       $ 3,436,000        $ 98,394,000       $ 16,296,000

Allowance for inventory        $  17,178,000       $  1,556,000       $ 1,754,000        $  2,267,000       $ 18,221,000
valuation


YEAR ENDED DECEMBER 31, 1997:
-----------------------------
  Allowance for doubtful       $   3,012,000       $ 16,478,000       $   130,000        $  3,433,000       $ 16,187,000
     accounts
  Allowance for discounts          2,487,000            --                 --                  20,000          2,467,000
                               -------------       ------------       -----------        ------------       ------------

                               $   5,499,000       $ 16,478,000       $   130,000        $  3,453,000       $ 18,654,000

Allowance for sales returns    $  15,061,000       $ 90,868,000       $   272,000        $ 88,246,000       $ 17,955,000

Allowance for inventory        $  14,284,000       $  2,717,000       $ 2,228,000        $  2,051,000       $ 17,178,000
valuation


YEAR ENDED DECEMBER 31, 1996:
-----------------------------
  Allowance for doubtful       $   3,254,000       $    505,000       $   405,000        $  1,152,000       $  3,012,000
     accounts
  Allowance for discounts          2,653,000             --                23,000             189,000          2,487,000
                               -------------       ------------       -----------        ------------       ------------

                               $   5,907,000       $    505,000       $   428,000        $  1,341,000       $  5,499,000

Allowance for sales returns    $  13,446,000       $ 91,861,000       $   189,000        $ 90,435,000       $ 15,061,000

Allowance for inventory        $  13,016,000       $  3,046,000       $ 1,169,000        $  2,947,000       $ 14,284,000
valuation


(1) Includes charges reflected in operations of discontinued businesses.