Form 10-Q
period 1999-03-31
STANDARD MOTOR PRODUCTS INC
filed 1999-05-14
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.


            For the Quarterly Period Ended    MARCH 31, 1999
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


                                   NONE
                                   ----
            (Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X        No
                                              ---         ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      DATE                       CLASS                  SHARES OUTSTANDING
      ----                       -----                  ------------------
                            Common stock par
 April 30, 1999           Value $2.00 Per Share               13,134,518
 --------------           ---------------------               ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                               MARCH 31, 1999




                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------



ITEM 1                                                       PAGE NO.
------                                                       --------

CONSOLIDATED BALANCE SHEETS
March 31, 1999 and December 31, 1998                            3 & 4

CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS for the Three-Month
periods ended March 31, 1999 and 1998                               5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Three-Month periods ended March 31, 1999 and 1998                   6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7 - 11

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           12 - 15





                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 6
------

Exhibits and Reports on Form 8-K                               16

Signature                                                      16



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                    ASSETS
                                    ------


                                                  MARCH 31,        DECEMBER 31,
                                                    1999               1998
---------------------------------------------------------------------------------
                                                  (Unaudited)

Current assets:
Cash and cash equivalents                         $   1,266           $  23,457
Accounts and notes receivable, net of
allowance for doubtful accounts and
discounts of $6,586 (1998 - $4,525)(Note 10)        205,604             122,008
Inventories (Note 2)                                193,247             174,092
Deferred income taxes                                11,723              11,723
Prepaid expenses and other current assets            13,110              11,231
                                                   --------            --------
    Total current assets                            424,950             342,511

 Property, plant and equipment, net of
  accumulated depreciation (Note 3)                 111,596             109,404

Goodwill, net                                        42,507              39,232
Other assets (Note 8)                                31,124              30,409
                                                   --------            --------
    Total assets                                  $ 610,177           $ 521,556
                                                   ========            ========








See accompanying notes to consolidated financial statements.


                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except for shares and per share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                  MARCH 31,       DECEMBER 31,
                                                    1999               1998
------------------------------------------------------------------------------
                                                 (Unaudited)

Current liabilities:
 Notes payable                                     $  60,350         $   3,555
 Current portion of long-term debt (Note 6)           32,705            22,404
 Accounts payable                                     65,803            48,414
 Sundry payables and accrued expenses                 65,127            60,905
 Accrued customer returns                             23,673            16,296
 Payroll and commissions                              11,126            12,613
                                                     -------           -------
    Total current liabilities                        258,784           164,187

Long-term debt (Note 6)                              123,091           133,749

Postretirement benefits other than pensions
   and other accrued liabilities                      18,806            18,595
                                                     -------           -------
    Total liabilities                                400,681           316,531

Commitments and contingencies (Note 6)

Stockholders' equity (Notes 5 and 6):
  Common stock-par value $2.00 per share
    Authorized - 30,000,000 shares Issued - 13,324,476
     shares in 1999 and 1998
    (including 196,458 and 268,126 shares held
     held as treasury shares in 1999 and
     1998, respectively)                              26,649            26,649
  Capital in excess of par value                       2,712             2,951
  Retained earnings                                  184,276           181,679
  Accumulated other comprehensive income (loss)           25              (516)
                                                     -------           -------
                                                     213,662           210,763
Less: treasury stock-at cost                           4,166             5,738
                                                     -------           -------
    Total stockholders' equity                       209,496           205,025
                                                     -------           -------
    Total liabilities and stockholders' equity     $ 610,177         $ 521,556
                                                    ========          ========



See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)

                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                      --------------------------
                                                         1999               1998
                                                         ----               ----

Net sales                                           $  176,789           $  126,045

Cost of sales                                          123,569               82,255
                                                       -------               ------

    Gross profit                                        53,220               43,790

Selling, general and administrative expenses            44,432               37,505
                                                        ------               ------

    Operating Income                                     8,788                6,285
Other income (expense) - net                              (313)                 232
                                                       -------               ------

    Earnings before interest, taxes and
    minority interest                                    8,475                6,517
Interest expense                                         3,441                3,375
                                                       -------               ------

    Earnings before taxes and minority interest          5,034                3,142

Minority interest                                         (138)                (118)

Income taxes (Note 4)                                    1,248                  371
                                                       -------               ------

    Net earnings                                         3,648                2,653
                                                       -------               ------

Retained earnings at beginning of period               181,679              161,514
                                                       -------               ------

                                                       185,327              164,167
Less: cash dividends for period                          1,051                  --
                                                       -------              -------

    Retained earnings at end of period              $  184,276           $  164,167
                                                       =======              =======


PER SHARE DATA:
---------------

Net earnings per common share:
         Basic                                          $ 0.28               $ 0.20
         Diluted                                        $ 0.28               $ 0.20

Dividends per common share                              $ 0.08               $ 0.00
                                                       -------               ------

Average number of common shares                     13,087,650           13,076,695
                                                    ----------           ----------
Average number of common and
   dilutive common shares                           13,183,235           13,139,017
                                                    ----------           ----------


See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                      1999               1998
                                                                      ----               ----

Cash flows from operating activities:
 Net earnings                                                     $    3,648        $    2,653

  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                      4,473             4,984

  Change in assets and liabilities, net of effects from acquisitions:
    (Increase) decrease in accounts receivable, net                  (76,540)          (13,710)
    (Increase) decrease in inventories                               (11,704)             (317)
    (Increase) decrease in other assets                                 (662)             (705)
    Increase (decrease) in accounts payable                           14,203             5,375
    Increase (decrease) in other current assets and liabilities       (1,857)           (1,459)
    Increase (decrease)in sundry payables and accrued expense         10,268            (2,920)
                                                                    --------          --------

    Net cash provided by (used in) operating activities              (58,171)           (6,099)

Cash flows from investing activities
    Capital expenditures, net of effects from acquisitions            (3,764)           (1,709)
    Payments for acquisitions, net of cash acquired                  (15,499)              ---
                                                                    --------          --------
    Net cash provided by (used in) investing activities              (19,263)           (1,709)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                    56,891               116
    Principal payments of long-term debt                                (416)           (3,322)
    Reduction of loan to ESOP                                            ---             1,665
    Proceeds from exercise of employee stock options                   1,089               ---
    Purchase of treasury stock                                        (1,495)              ---
    Dividends paid                                                    (1,051)              ---
                                                                    --------          --------
    Net cash provided by (used in) financing activities               55,018            (1,541)

Effect of exchange rate changes on cash                                  225                88
                                                                    --------          --------
Net increase (decrease) in cash                                      (22,191)           (9,261)

Cash and cash equivalents at beginning of the period                  23,457            16,809
                                                                    --------          --------
Cash and cash equivalents at end of the period                    $    1,266        $    7,548
                                                                    ========          ========



Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest                                                      $    3,733        $    2,925
    Income taxes                                                  $     (340)       $    1,131



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1998.

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



NOTE 2
                                   INVENTORIES
                                   -----------
                                   (Dollars in thousands)
                                                March 31,           December 31,
                                                 1999                  1998
                                                 ----                  ----
                                              (Unaudited)
Finished goods                                  $ 123,384            $ 120,108
Work in process                                     4,402                4,867
Raw materials                                      65,461               49,117
                                                 --------             --------
      Total inventories                         $ 193,247            $ 174,092
                                                 ========             ========



NOTE 3
                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)

                                                March 31,          December 31,
                                                  1999                  1998
                                                  ----                  ----
                                              (Unaudited)
Land, buildings and improvements              $    64,042            $   64,080
Machinery and equipment                            88,926                88,282
Tools, dies and auxiliary equipment                 8,484                 8,412
Furniture and fixtures                             23,167                21,542
Leasehold improvements                              5,682                 5,130
Construction in progress                           21,148                18,068
                                                 --------               -------
                                                  211,449               205,514
Less accumulated depreciation                      99,853                96,110
                                                 --------               -------
  Total property, plant and equipment - net   $   111,596            $  109,404
                                                 ========               =======

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $2,573,000 and $1,972,000 for the three months ended March 31, 1999 and 1998, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.


NOTE 5

The Company granted an option to purchase 1,000 shares of common stock in February 1999, at the stock's fair market value at the time of issuance.

At March 31, 1999, 903,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 725,000 shares were subject to outstanding options. 349,000 of these outstanding options were vested at March 31, 1999.



NOTE 6
                                      LONG-TERM DEBT
                                      --------------
                                  (Dollars in thousands)

                                              March 31,          December 31,
                                                 1999                  1998
                                                 ----                  ----
                                            (Unaudited)
Long-term debt consists of:

7.56% senior note payable                     $  73,000             $  73,000
8.60% senior note payable                        37,143                37,143
10.22% senior note payable                       21,500                21,500
Credit Facility ($17 Million Canadian)           11,230                10,960
5.0% Notes Payable - AlliedSignal                 3,000                 3,000
6.75% - 7.50% Facilities                          6,008                 6,411
5.00% - 10.5% Purchase Obligations                2,666                 2,833
Other                                             1,249                 1,306
                                                -------               -------
                                                155,796               156,153
Less current portion                             32,705                22,404
                                                -------               -------
Total noncurrent portion of
 long-term debt                              $  123,091            $  133,749
                                                =======               =======

Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

Under the terms of the $37,143,000 senior note agreement, the Company is required to repay the loan in four equal annual installments from 1999 through 2002.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 (CONTINUED)

Under the terms of the $21,500,000 senior note agreement, the Company is required to repay the loan in five varying annual installments beginning in 1999. Subject to certain restrictions, the Company may make prepayments without premium.

Under the terms of the $17,000,000 CDN credit agreement, the Company is required to repay the loan as follows: $7,000,000 CDN in 1999, $2,000,000 CDN in 2000 and 2001 and a final payment of $6,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options.

Under the terms of the unsecured note agreement with AlliedSignal, the Company is required to repay $2,000,000 in September 1999 with a final payment of $1,000,000 due in 2000.

The Company holds a 73.4% equity interest in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, which has various existing credit facilities which mature by 2003.

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


NOTE 7

In January 1999, the Company acquired through its European subsidiary Standard Motor Products Holdings Limited, 85% of the stock of Webcon UK Limited, and through its UK joint venture Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited. The total acquisition price amounted to approximately $3,500,000 and was funded from the Company's operating cash flow.

In February 1999, the Company acquired 100% of the stock of Eaglemotive Corporation for approximately $13,400,000. Located in Fort Worth Texas, Eaglemotive assembles and distributes fan clutches and other cooling products to the automotive aftermarket. The acquisition was funded from short term borrowings.

These acquisitions have been accounted for as purchases, and resulted in goodwill of $4,041,000 which is being amortized over its estimated useful life of 15 years.


NOTE 8

Other assets primarily consist of certain held-to-maturity securities, unamortized customer supply agreements, equity in joint ventures and pension assets.

NOTE 9

Total comprehensive income was $4,189,000 and $2,419,000 for the three month periods ended March 31, 1999 and 1998, respectively.


NOTE 10

The Company sells certain accounts receivable to its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. On March 19, 1997, SMP Credit Corp., entered into a two year agreement whereby it can sell up to a $25,000,000 undivided ownership interest in a designated pool of certain of these eligible receivables. The Company has received an extension of this agreement until June 30, 1999 while it completes negotiations on a three year renewal with similar terms and conditions.


NOTE 11

Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share:

                                                    FOR THREE MONTHS ENDED
                                                    ----------------------
                                                           MARCH 30,
                                                           ---------
                                                      1999        1998
                                                      ----        ----
Weighted average common
  shares outstanding                              13,087,650    13,076,695

Effect of dilutive
  securities - options                                95,585        62,322
                                                  ----------    ----------

Weighted average common equivalent shares
  outstanding assuming dilution                   13,183,235    13,139,017
                                                  ==========    ==========


NOTE 12

The Company's two reportable operating segments, Engine Management and Temperature Control, are the areas within the automotive aftermarket in which the Company operates. The following tables contain financial information for each reportable segment.

                                Industry Segments
                             (Dollars in thousands)


                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                        ------------------------------------
                                           1999                        1998
                                           ----                        ----

                                                OPERATING                   OPERATING
                                   NET SALES     INCOME       NET SALES      INCOME
                                   ---------     ------       ---------      ------

Engine Management                $  87,423      $ 7,572       $  90,279     $ 10,798
Temperature Control                 91,304        7,385          37,008        2,435
Other Adjustments                   (1,938)      (6,169)         (1,242)      (6,948)
                                    -------      -------         -------      -------

     Consolidated                $ 176,789      $ 8,788       $ 126,045     $  6,285
                                   =======       ======         =======        =====


Other adjustments consist of items pertaining to the corporate headquarters function and a Canadian business unit that does not meet the criteria of a reportable segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings Before Taxes:


                                                  1999             1998
                                                 -------          ------

Operating Income                               $  8,788          $  6,285
Other income (expense)                             (313)              232
Interest expense                                  3,441             3,375
                                                  -----             -----

     Earnings before taxes
     and minority interest                     $  5,034          $  3,142
                                                  =====             =====

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



THIS MANAGEMENT'S DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


During the first quarter of 1999, cash used in operations amounted to $58,171,000, compared to $6,099,000 for the first quarter of 1998. The increase is due primarily to higher accounts receivable and inventories resulting from a pre-season selling program for temperature control products, that was not in effect in 1998, partially offset by increased payables and accrued expenses. Cash used in investing activities amounted to $19,263,000 in the first quarter of 1999 and $1,709,000 for the comparable period in 1998. The increase is mainly due to the acquisitions of Eaglemotive Corporation and Webcon UK Limited, as discussed below. Capital expenditures amounted to $3,764,000 during the first quarter of 1999 and $1,709,000 for the comparable period in 1998. Cash provided by financing activities totaled $55,018,000 in the first quarter of 1999. In the prior year's first quarter cash used in financing activities amounted to $1,541,000. The change is due to increased short term borrowings to finance the seasonal working capital needs of the Company's Temperature Control Division, which have become more significant due to the inclusion of the Cooper Industries temperature control business. In the first quarter of 1999, the Company paid dividends amounting to $1,051,000. No dividends were paid in the comparable period for 1998.

On November 30, 1998, the Company entered into a new three year revolving credit facility. The new facility, with eight lending institutions, provides a $110,000,000 unsecured line of credit, subject to a borrowing base. The facility allows the Company to select from two interest rate options, one a function of LIBOR, and the other a function of the U.S. prime rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization. The interest rates available to the Company under this facility should compare favorably with the short term interest rates obtained by the Company during most of 1998 and should result in lower interest costs in 1999 compared to 1998. The terms of this revolving credit facility include, among other provisions, the requirement for a clean-down to $10,000,000, for any consecutive 30 days during each 12 month period of the facility, maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. The Company has already satisfied the requirement for a clean-down to $10,000,000, for the initial twelve month period and is presently in compliance with the other provisions of the facility.

The Company is currently negotiating a three year renewal of its existing agreement to sell certain of its accounts receivable. The Company presently has $25,000,000 of accounts receivable sold under the current agreement, which has been extended until June 1999, while it completes these negotiations.

As of March 31, 1999 the Company had stockholders' equity of $209,496,000 and working capital of $166,166,000. Capital expenditures, primarily for new machinery and equipment are expected to be approximately $14,000,000 for the remainder of 1999.

In 1999, the Company will explore options for raising additional long term capital to fund future growth opportunities and further strengthen its balance sheet. However, the Company can provide no assurance that such financing will be available at acceptable terms to the Company.

-------------------------------------------


In January 1999, the Company acquired, through its European subsidiary Standard Motor Products Holdings Limited, 85% of the stock of Webcon UK Limited. The Company also acquired through its United Kingdom joint venture Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited. The total acquisition price amounted to approximately $3,500,000 and was funded from the Company's operating cash flow.

In February 1999, the Company acquired 100% of the stock of Eaglemotive Corporation for approximately $13,400,000. Located in Fort Worth Texas, Eaglemotive assembles and distributes fan clutches and other cooling products to the automotive aftermarket. The acquisition was funded from short term borrowings.


INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999
---------------------------------------------------
TO THE THREE MONTHS ENDED MARCH 31, 1998.
-----------------------------------------


Net sales for the current quarter increased by $50,744,000 or 40.3% from the comparable period in 1998. Excluding revenues from acquisitions not present in the first quarter of last year, revenues increased by approximately $14,900,000 or 11.8%. This sales increase, excluding acquisitions, is primarily due to a pre-season selling program for our temperature control products. This program which resulted in increased sales in the first quarter may be a pull ahead from future sales, however, the magnitude of the pull ahead will not be known until late in the second quarter. It is anticipated that the pre-season selling program will result in improvements to our customer order fill rates, as we enter the peak period for our temperature control products with our distributors fully stocked.

Gross profit for the first quarter of 1999 increased by $9,430,000 or 21.5% from the comparable period in 1998, reflecting the strong growth of temperature control product sales. The gross margin as a percent of net sales, however, declined from 34.7% in the first quarter of 1998 to 30.1% in the first quarter of 1999. The decline in the gross margin percent was primarily due to the higher mix of temperature control product sales in relation to the Company's total sales. Temperature control products have lower average gross margins than products sold by the Engine Management Division and therefore result in a lower margin percentage for the Company. The gross margin percentage also was negatively impacted by discounts related to the pre-season selling program at the Temperature Control Division, which were not present in 1998.

Selling, general and administrative (S.G. & A.) expenses increased by $6,927,000 or 18.5% over the comparable quarter in 1998, reflecting higher expenses to support the growth within the Temperature Control Division. However, as a percent of net sales S.G. & A. expenses decreased by 4.7 percentage points (25.1% in 1999 versus 29.8% in 1998). This percentage improvement is primarily due to the leverage achieved from higher sales and synergies which have begun to be realized from the consolidation of the Cooper Industries temperature control business. Additional cost reductions from the consolidation of the Cooper Industries temperature control business will continue, with the full implementation scheduled to be completed early in the year 2000.

-----------------------------------------
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999
---------------------------------------------------
TO THE THREE MONTHS ENDED MARCH 31, 1998.
-----------------------------------------

Operating income increased by $2,503,000 or 39.8% over the comparable quarter in 1998, primarily due to the significant sales volume increases experienced during the first quarter of 1999. As a percentage of net sales, operating income has remained relatively flat at 5%. The Engine Management Division, as compared to a year ago, reflected a reduction in operating income of $3,226,000 as a result of lower sales, shifts in sales mix and changes in overhead absorption. The sales decline was primarily the result of the divestiture of the fuel pump business which occurred in the third quarter of 1998 and lower orders from certain customers as they absorbed inventory acquired from APS Holding Corporation. The negative impact from sales mix was a result of a shift towards second line sales. The underabsorption of overhead experienced at certain facilities was a result of the divestiture of the Service Line business, which shared these facilities. Plans are currently being developed which should reduce these costs.

The Temperature Control Division improved operating income by $4,950,000, compared to a year ago, primarily due to incremental sales volume of $54,296,000 from the Cooper Temperature control business and increases in unit volume as a result of the pre-season selling program. Efficiencies achieved from consolidating the Cooper Temperature Control business also improved income. The Cooper Temperature Control business was not present in the prior year results, as the acquisition was completed on March 28, 1998.

Other income - net for the first quarter of 1999 decreased by $545,000, primarily due to losses recognized in connection with the Company's continuing original equipment ventures. These losses were attributed to costs incurred in developing and launching these projects.

Interest expense attributable to continuing operations remained flat as compared to 1998. Including amounts related to discontinued operations in 1998, interest expense decreased by $1,229,000 in 1999.

Taxes based on earnings increased by $877,000 primarily due to improved pre-tax earnings. At December 31, 1998, the Company had a $14,171,000 deferred tax asset valuation allowance. Due to the seasonal nature of the Company's business, no adjustments to this valuation allowance were deemed necessary during the three month period ended March 31, 1999. However, management is continuing to evaluate the likelihood of achieving sufficient future profitability that would enable the Company to utilize all or a portion of these deferred tax assets. If management determines, based upon these evaluations, that it is more likely than not that the deferred tax assets will be realized, then the valuation allowance will be adjusted.


YEAR 2000
---------

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

---------------------

The Company has established a comprehensive response to its Year 2000 exposure. Generally, the Company has Year 2000 exposure in two areas: (i) its information technology("IT") systems and (ii) its non-IT systems. At June 1998, the Company had completed an inventory of its internal IT systems and made a preliminary determination of which programs were or were not Year 2000 compliant. During the period ending December 1998, the Company tested each significant IT system which is believed to be Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company estimates the cost of this effort to be approximately $1.4 million, which includes the costs for new computers and related equipment. The Company expects to substantially complete Year 2000 testing and remediation on its IT and non-IT systems in June 1999.

As of March 31, 1999, the Company is nearly complete with its interviews of suppliers, customers, financial institutions and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties' failure to remediate their own potential Year 2000 problems. The inability of these other significant business partners to adequately address the Year 2000 issues could cause disruption of the Company's operations. The Company does not believe there will be a material risk of disruption from third party failures.

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

PART II - OTHER INFORMATION
---------------------------



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------



 (a)    EXHIBIT(S)
        ----------

 NUMBER           DESCRIPTION                          METHOD OF FILING
 ------           -----------                          ----------------

  27              Financial Data Schedule                 Filed with
                                                          this Document


 (b)    REPORTS ON FORM 8-K
        -------------------

         There were no reports on Form 8-K filed for this period.






                                  SIGNATURE
                                  ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 STANDARD MOTOR PRODUCTS, INC.
                                                 -----------------------------
                                                      (Registrant)






MAY 14, 1999                                     JAMES J. BURKE
------------                                     --------------
  (Date)                                         Director of Finance,
                                                 Chief Accounting Officer