Form 10-Q
period 1999-06-30
STANDARD MOTOR PRODUCTS INC
filed 1999-08-12
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.


        For the Quarterly Period Ended    June 30, 1999
                                          -------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number 1-4743
                                                 ------

                          Standard Motor Products, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                        11-1362020
--------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.               11101
--------------------------------------------             ----------
 (Address of principal executive offices)                (Zip Code)


                                 (718) 392-0200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X       No
                                                  -----       -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                        Class                  Shares Outstanding
     ----                   Common stock par            ------------------
 July 31, 1999            value $2.00 per share             13,169,922
 -------------            ---------------------             ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                  JUNE 30, 1999




                         PART 1 - FINANCIAL INFORMATION



Item 1                                                       Page No.
------                                                       --------

CONSOLIDATED BALANCE SHEETS
June 30, 1999 and December 31, 1998                             3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and
Six-Month periods ended June 30, 1999 and 1998                      5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Six-Month periods ended June 30, 1999 and 1998                      6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7 - 11

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                           12 - 17





                           PART II - OTHER INFORMATION
                           ---------------------------


Item 4
------

Submission of matters to a vote of Security Holders                18


Item 6
------

Exhibits and Reports on Form 8-K                              18 - 20

Signature                                                          20

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS
                                     ------


                                                         June 30,   December 31,
                                                           1999        1998
---------------------------------------------------------------------------------
                                                        (Unaudited)

Current assets:
Cash and cash equivalents                                 $    960      $ 23,457
Accounts receivable, less allowances
for discounts and doubtful accounts
of $8,028 (1998 - $4,525)(Note 10)                         247,522       122,008
Inventories (Note 2)                                       186,991       174,092
Deferred income taxes                                       11,723        11,723
Prepaid expenses and other current assets                   11,500        11,231
                                                          --------      --------

    Total current assets                                   458,696       342,511

 Property, plant and equipment, net(Note 3)                111,955       109,404

Goodwill, net                                               41,662        39,232
Other assets (Note 8)                                       29,093        30,409
                                                          --------      --------

    Total assets                                          $641,406      $521,556
                                                          ========      ========








See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                    June 30,        December 31,
                                                     1999              1998
------------------------------------------------------------------------------
                                                 (Unaudited)

Current liabilities:
 Notes payable - banks                             $  73,077         $   3,555
 Current portion of long-term debt (Note 6)           27,770            22,404
 Accounts payable                                     65,681            48,414
 Sundry payables and accrued expenses                 72,623            60,905
 Accrued customer returns                             27,329            16,296
 Payroll and commissions                              11,879            12,613
                                                   ---------         ---------
    Total current liabilities                        278,359           164,187

Long-term debt (Note 6)                              122,831           133,749

Postretirement benefits other than pensions
   and other accrued liabilities                      19,095            18,595
                                                   ---------         ---------
    Total liabilities                                420,285           316,531

Commitments and contingencies (Note 6)

Stockholders' equity (Notes 5 and 6):
   Common stock-par value $2.00 per share:
     Authorized - 30,000,000  shares
     Issued - 13,324,476  shares in 1999 and 1998
     (including 179,396 and 268,126 shares
     held as treasury shares in 1999 and
     1998, respectively)                              26,649            26,649
  Capital in excess of par value                       2,702             2,951
  Retained earnings                                  195,258           181,679
  Accumulated other comprehensive income (loss)          447              (516)
                                                   ---------         ---------
                                                     225,056           210,763
Less: treasury stock-at cost                           3,935             5,738
                                                   ---------         ---------
    Total stockholders' equity                       221,121           205,025
                                                   ---------         ---------
    Total liabilities and stockholders' equity     $ 641,406         $ 521,556
                                                   =========         =========



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)



                                             For the Three-Months Ended         For the Six-Months Ended
                                                      June 30,                         June 30,
                                          -----------------------------    -----------------------------
                                               1999            1998              1999          1998
                                          ------------    -------------    ------------   --------------

Net sales                                  $    205,714    $    208,766    $    382,503    $    334,811

Cost of sales                                   140,625         145,694         264,194         227,949
                                           ------------    ------------    ------------    ------------

     Gross profit                                65,089          63,072         118,309         106,862

Selling, general and
administrative expenses                          42,929          48,175          87,361          85,680
                                           ------------    ------------    ------------    ------------

       Operating income                          22,160          14,897          30,948          21,182

Other income (expense) - net                       (516)            115            (829)            347
                                           ------------    ------------    ------------    ------------

    Earnings before interest, taxes
    and minority interest                        21,644          15,012          30,119          21,529

Interest expense                                  4,802           5,105           8,243           8,480
                                           ------------    ------------    ------------    ------------

    Earnings before taxes and
    minority interest                            16,842           9,907          21,876          13,049

Minority interest                                   (41)            (17)           (179)           (135)

Income taxes (Note 4)                             4,768           1,251           6,016           1,622
                                           ------------    ------------    ------------    ------------

    NET EARNINGS                                 12,033           8,639          15,681          11,292
                                           ------------    ------------    ------------    ------------



Retained earnings at beginning of period        184,276         164,167         181,679         161,514
                                           ------------    ------------    ------------    ------------

                                                196,309         172,806         197,360         172,806
Less: cash dividends for period                   1,051               0           2,102               0
                                           ------------    ------------    ------------    ------------

Retained earnings at end of period         $    195,258    $    172,806    $    195,258    $    172,806
                                           ============    ============    ============    ============



PER COMMON SHARE DATA:
----------------------

  Net earnings per common share:
               Basic                       $       0.92    $       0.66    $       1.20    $       0.86
               Diluted                             0.91            0.65            1.19            0.86

  Dividends per common share               $       0.08    $       0.00    $       0.16    $       0.00

Average number of common shares              13,136,458      13,102,469      13,112,189      13,089,653
                                           ------------    ------------    ------------    ------------
Average number of common and
  dilutive common shares                     13,238,017      13,211,406      13,210,327      13,168,063
                                           ------------    ------------    ------------    ------------


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    For Six-Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      1999         1998
                                                                   ---------    ---------

Cash flows from operating activities:
 Net earnings                                                      $  15,681    $  11,292

  Adjustments to reconcile net earnings to net
     cash  used  in  operating activities:
    Depreciation and amortization                                      8,729        9,722
    Loss on disposal of property, plant and equipment                   --             55

  Change in assets and liabilities, net of effects
     from acquisitions:
    (Increase) decrease in accounts receivable, net                 (117,236)     (65,181)
    (Increase) decrease in inventories                                (4,758)      36,584
    (Increase) decrease in other assets                                1,960        2,824
    Increase (decrease) in accounts payable                           13,564       11,870
    Increase (decrease) in other current assets and liabilities           76           98
    Increase (decrease)in sundry payables and accrued expense         21,762       16,463
                                                                   ---------    ---------
    Net cash provided by (used in) operating activities              (60,222)      23,727

Cash flows from investing activities
    Capital expenditures, net of effects from acquisitions            (7,288)      (8,422)
    Payments for acquisitions, net of cash acquired                  (17,381)        --
                                                                   ---------    ---------
    Net cash(used in) investing activities                           (24,669)      (8,422)

Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreements       69,702      (29,068)
    Proceeds from issuance of long-term debt                            --            700
    Principal payments of long-term debt                              (5,652)      (3,610)
    Reduction of loan to ESOP                                           --          1,665
    Proceeds from exercise of employee stock options                   1,311        1,040
    Purchase of treasury stock                                        (1,495)        (451)
    Dividends paid                                                    (2,102)        --
                                                                   ---------    ---------
    Net cash provided by (used in) financing activities               61,764      (29,724)

Effect of exchange rate changes on cash                                  630          421
                                                                   ---------    ---------
Net (decrease) in cash                                               (22,497)     (13,988)

Cash and cash equivalents at beginning of the period                  23,457       16,809
                                                                   ---------    ---------
Cash and cash equivalents at end of the period                     $     960    $   2,811
                                                                   =========    =========



Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
    Interest                                                       $   7,995    $   7,292
    Income taxes                                                   $      76    $    (246)



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



NOTE 2
                                   INVENTORIES
                                   -----------
                             (Dollars in thousands)

                                         June 30,          December 31,
                                          1999                1998
                                        ---------          ------------
                                      (Unaudited)

Finished goods                          $ 119,988             $ 120,108
Work in process                             6,523                 4,867
Raw materials                              60,480                49,117
                                        ---------             ---------
      Total inventories                 $ 186,991             $ 174,092
                                        =========             =========



NOTE 3
                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)

                                                   June 30,       December 31,
                                                    1999             1998
                                                  ---------       ------------
                                                (Unaudited)

Land, buildings and improvements                $    65,630         $   64,080
Machinery and equipment                              92,171             88,282
Tools, dies and auxiliary equipment                   9,581              8,412
Furniture and fixtures                               23,088             21,542
Leasehold improvements                                5,769              5,130
Construction in progress                             20,423             18,068
                                                -----------         ----------
                                                    216,662            205,514
Less accumulated depreciation                       104,707             96,110
                                                -----------         ----------
  Total property, plant and equipment - net     $   111,955         $  109,404
                                                ===========         ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4

The provision for taxes is less than the normal statutory rate primarily because earnings of a subsidiary operating in Puerto Rico, amounting to approximately $4,243,000 and $4,109,000 for the six-months ended June 30, 1999 and 1998, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.


NOTE 5

During the six-month period ended June 30, 1999, the Company granted options to purchase 136,000 shares of common stock. The exercise price of each option granted is equal to, or greater than, the fair value of the Company's common stock on the date of grant.

At June 30, 1999, 894,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 848,000 shares were subject to outstanding options. 376,000 of these outstanding options were vested at June 30, 1999.



NOTE 6
                                 Long-Term Debt
                             (Dollars in thousands)

                                              June 30,          December 31,
                                               1999                1998
                                              --------          ------------
                                            (Unaudited)
Long-term debt consists of:

7.56% senior note payable                     $  73,000             $  73,000
8.60% senior note payable                        37,143                37,143
10.22% senior note payable                       21,500                21,500
Credit Facility ($10 Million Canadian)            6,822                10,960
5.0% Notes Payable - AlliedSignal                 3,000                 3,000
6.75% - 7.50% Facilities                          5,445                 6,411
5.00% - 10.5% Purchase Obligations                2,500                 2,833
Other                                             1,191                 1,306
                                                -------               -------
                                                150,601               156,153
Less current portion                             27,770                22,404
                                                -------               -------
Total noncurrent portion of
 long-term debt                              $  122,831            $  133,749
                                                =======               =======

Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

Under the terms of the $37,143,000 senior note agreement, the Company is required to repay the loan in four equal annual installments from 1999 through 2002. On July 26, 1999 the Company prepaid the entire outstanding balance of $37,143,000 plus a $1,291,000 prepayment penalty. These prepayments were funded through the use of a portion of the proceeds of the $90,000,000 Convertible Subordinated Debentures as discussed in Note 13.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 (CONTINUED)

Under the terms of the $21,500,000 senior note agreement, the Company is required to repay the loan in five varying annual installments beginning in 1999. Subject to certain restrictions, the Company may make prepayments without premium.

Under the terms of the $10,000,000 CDN credit agreement, the Company is required to repay the loan as follows: $2,000,000 CDN in 2000 and 2001 and a final payment of $6,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options.

Under the terms of the unsecured $3,000,000 note agreement with AlliedSignal, the Company is required to repay $2,000,000 in September 1999 with a final payment of $1,000,000 due in 2000.

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

In April 1999, the Company acquired Lemark Auto Accessories Limited, a United Kingdom based manufacturer and distributor primarily of ignition wire and other engine management products. The acquisition price amounted to approximately $1,900,000 and was funded from short term borrowings.

These acquisitions have been accounted for as purchases, and resulted in goodwill of $4,582,000 which is being amortized over its estimated useful life of 15 years.


NOTE 8

Other assets primarily consist of certain held-to-maturity securities, unamortized customer supply agreements, equity in joint ventures and pension assets.

NOTE 9

Total comprehensive income was $12,455,000 and $8,738,000 for the three-month periods ended June 30, 1999 and 1998, respectively and $16,644,000 and $11,157,000 for the six-month periods ended June 30, 1999 and 1998 respectively.


NOTE 10

The Company sells certain accounts receivable to its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In June 1999, SMP Credit Corp., entered into a new three year agreement whereby it can sell up to a $25,000,000 undivided ownership interest in a designated pool of certain of these eligible receivables. The agreement as renewed contains similar terms and conditions as our previous agreement and expires in March 2002.


NOTE 11

Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share:

                                      For Three-Months Ended       For Six-Months Ended
                                             June 30,                    June 30,
                                     -----------------------       ---------------------
                                         1999           1998          1999           1998
                                         ----           ----          ----           ----
Weighted average common
  shares outstanding                 13,136,458   13,102,469      13,112,189      13,089,653

Effect of dilutive
  securities - options                  101,559      108,937          98,138          78,410
                                     ----------   ----------      ----------      ----------

Weighted average common
  equivalent shares outstanding
  assuming dilution                  13,238,017   13,211,406      13,210,327      13,168,063
                                     ==========   ==========      ==========      ==========


NOTE 12

The Company's two reportable operating segments, Engine Management and Temperature Control, are the areas within the automotive aftermarket in which the Company operates. The following tables contain financial information for each reportable segment.

                                              Industry Segments
                                           (Dollars in thousands)

                                     For three-months ended June 30,
                          ------------------------------------------------------
                                      1999                       1998
                          ------------------------------------------------------
                                           Operating                   Operating
                           Net Sales        Income       Net Sales      Income

Engine Management          $  84,911       $ 8,972       $  94,741     $ 12,064
Temperature Control          117,371        16,329         110,201       12,908
Other Adjustments              3,432        (3,141)          3,824      (10,075)
                           ---------       -------       ---------     --------

     Consolidated          $ 205,714       $22,160       $ 208,766     $ 14,897
                           =========       =======       =========     ========

                                        For six-months ended June 30,
                          ------------------------------------------------------
                                     1999                         1998
                          ------------------------------------------------------
                                          Operating                    Operating
                            Net Sales      Income        Net Sales      Income
                            ---------      ------        ---------      ------

Engine Management         $ 172,334       $16,544       $ 185,020     $ 22,862
Temperature Control         208,675        23,714         147,209       15,343
Other Adjustments             1,494        (9,310)          2,582      (17,023)
                          ---------       -------       ---------     --------

     Consolidated         $ 382,503       $30,948       $ 334,811     $ 21,182
                          =========       =======       =========     ========



Other adjustments consist of items pertaining to the corporate headquarters function and a Canadian business unit that does not meet the criteria of a reportable segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings Before Taxes:


                                 For Three-Months Ended     For Six-Months Ended
                                         June 30,                  June 30,
                                 -----------------------------------------------
                                  1999          1998        1999           1998
                                  ----          ----        ----           ----


Operating Income               $ 22,160     $ 14,897      $ 30,948     $ 21,182
Other income (expense)             (516)         115          (829)         347
Interest expense                  4,802        5,105         8,243        8,480
                               --------     --------      --------     --------

     Earnings before taxes
     and minority interest     $ 16,842     $  9,907      $ 21,876     $ 13,049
                               ========     ========      ========     ========



NOTE 13

On July 26, 1999 the Company issued 6.75% Convertible Subordinated Debentures in the aggregate principal amount of $90,000,000. In addition, the underwriters of these debentures have an option for 30 days to purchase up to an additional $10,000,000 principal amount of these debentures. Each $1,000 of Convertible Debentures can be converted into 31.068 shares of the Company's common stock, which is equivalent to a conversion price of approximately $32.19 per share. The Convertible Debentures pay interest semi-annually and mature on July 15, 2009.

The Company incurred underwriters' fees of 3.125% of the principal amount, or $2,812,500. The net proceeds to the Company of $87,187,500, before expenses, will be used to pay down a portion of the Company's existing indebtedness, purchase minority interests in certain subsidiaries, and for general corporate purposes, including future acquisitions.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This Management's Discussions and Analysis contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first six months of 1999, cash used in operations amounted to $60,222,000, compared to $23,727,000 of cash provided in the first six months of 1998. This decrease is due primarily to higher accounts receivable resulting from a pre-season selling program for temperature control products, that was not in effect in 1998, and higher inventories as we were unable to duplicate the significant reductions achieved in the prior year. Cash used in investing activities amounted to $24,669,000 in the first six months of 1999 and $8,422,000 for the comparable period in 1998. The increase is mainly due to the acquisitions of Eaglemotive Corporation, Webcon UK Limited and Lemark Auto Accessories Limited, as discussed below. Capital expenditures amounted to $7,288,000 during the first six months of 1999 and $8,422,000 for the comparable period in 1998. Cash provided by financing activities totaled $61,764,000 in the first six months of 1999, while in the prior year cash used in financing activities amounted to $29,724,000. This change is due to increased short term borrowings to finance the seasonal working capital needs of the Company's Temperature Control Division, which have become more significant due to the inclusion of the Cooper Industries temperature control business, which was acquired in March 1998. During the first six months of 1999, the Company paid dividends amounting to $2,102,000. No dividends were paid in the comparable period for 1998. On July 22, 1999 the Board of Directors approved an increase to the quarterly dividend from $.08 to $.09 per share, to be paid on September 1, 1999 to stockholders of record on August 13, 1999.

On July 26, 1999 the Company issued 6.75% Convertible Subordinated Debentures in the aggregate principal amount of $90,000,000. In addition, the underwriters of these debentures have an option for 30 days to purchase up to an additional $10,000,000 principal amount of these debentures. Each $1,000 of Convertible Debentures can be converted into 31.068 shares of the Company's common stock, which is equivalent to a conversion price of approximately $32.19 per share. The Convertible Debentures pay interest semi-annually and mature on July 15, 2009. The proceeds from the Convertible Debentures will be used to pay down a portion of the Company's existing indebtedness, purchase minority interests in certain subsidiaries and for general corporate purposes, including future acquisitions. On July 26, 1999 the Company prepaid the 8.60% senior note payable in the amount of $37,143,000 plus a $1,291,000 prepayment penalty.

On November 30, 1998, the Company entered into a new three year revolving credit facility. The facility, with eight lending institutions, provides a $110,000,000 unsecured line of credit, subject to a borrowing base. The facility allows the Company to select from two interest rate options, one a function of LIBOR, and the other a function of the U.S. prime rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization. The interest rates available to the Company under this facility should compare favorably with the short term interest rates obtained by the Company during most of 1998 and should result in lower a lower effective interest rate in 1999 compared to 1998.

-------------------------------------------


In June of 1999 the Company renewed its agreement to sell certain of its accounts receivable. The Company presently has $25,000,000 of accounts receivable sold under this agreement, which expires March 31, 2002.

As of June 30, 1999 the Company had stockholders' equity of $221,121,000 and working capital of $180,337,000. Capital expenditures, primarily for new machinery and equipment, are expected to be approximately $10 million for the remainder of 1999.

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

In April 1999, the Company acquired Lemark Auto Accessories Limited, a United Kingdom based manufacturer and distributor primarily of ignition wire and other engine management products. The acquisition price amounted to approximately $1,900,000 and was funded from short term borrowings.


INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 1998
-------------

Net sales for the current quarter decreased by $3,052,000 or 1.5% from the comparable period in 1998. Excluding revenues from acquisitions not present in the second quarter of last year, revenues decreased by approximately $14 million or 6.8%. This sales decrease, excluding acquisitions, is primarily due to lower sales of engine management products resulting from the sale of the fuel pump business in the third quarter of 1998 and reduced orders from a major customer, as they absorbed inventory acquired from APS Holding Corporation.

Although sales decreased in the second quarter of 1999, gross profit increased by $2,017,000 or 3.2% from the comparable period in 1998, reflecting synergies obtained from the acquisition of the Cooper Industries temperature control business. Gross margin as a percent of net sales increased to 31.6% in the second quarter of 1999 from 30.2% in the second quarter of 1998. This increase is attributable to improvements primarily in the temperature control business, resulting from efficiencies achieved from consolidating the Cooper Industries temperature control business with the Company's existing Temperature Control Division.

Selling, general and administrative (S.G. & A.) expenses decreased by $5,246,000 or 10.9% over the comparable quarter in 1998, reflecting reduced administrative expenses and lower customer acquisition costs. As a percent of net sales S.G. &
A. expenses decreased by 2.2 percentage points (20.9% in 1999 versus 23.1% in 1998). This percentage improvement is primarily due to the Company's cost reduction program initiated in early 1998 and from synergies which were realized from the consolidation of the Cooper Industries temperature control business. Additional cost reductions from the consolidation of the Cooper Industries temperature control business will continue, with the full implementation scheduled to be completed early in the year 2000.

-----------------------------------------
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 1998
-------------


Operating income increased by $7,263,000 or 48.8% over the comparable quarter in 1998, as the second quarter of 1998 was negatively impacted by the write down of various assets of the Company's OE, China and fuel pump businesses. In addition, the Company benefited in 1999 from the operating synergies and cost reduction programs previously discussed. As a percentage of net sales, operating income increased to 10.8% in 1999 from 7.1% in 1998.

The Engine Management Division, as compared to a year ago, reflected a reduction in operating income of $3,092,000 as a result of lower sales, shifts in sales mix and changes in overhead absorption. The sales decline was primarily the result of the divestiture of the fuel pump business which occurred in the third quarter of 1998 and lower orders from a major customer as they absorbed inventory acquired from APS Holding Corporation. The underabsorption of overhead experienced at certain facilities was a result of the divestiture of the Service Line business, which shared these facilities. Plans are currently being developed which should reduce these costs.

The Temperature Control Division improved operating income by $3,421,000, compared to a year ago, primarily due to efficiencies achieved from consolidating the Cooper Industries Temperature Control business with the Company's existing Temperature Control Division. The synergies achieved impacted both gross margin and S.G. & A. expenses.

Other income - net for the second quarter of 1999 decreased by $631,000, primarily due to losses recognized in connection with the Company's continuing original equipment ventures. These losses were attributed to costs incurred in developing and launching these projects.

Interest expense for the second quarter attributable to continuing operations decreased by $303,000 as compared to 1998. Including amounts related to discontinued operations in 1998, interest expense decreased by $594,000 in 1999, as lower average interest rates were partially offset by higher short term borrowings.

Taxes based on earnings increased by $3,517,000 primarily due to improved pre-tax earnings. At December 31, 1998, the Company had a $14,171,000 deferred tax asset valuation allowance. Due to the seasonal nature of the Company's business, no adjustments to this valuation allowance were deemed necessary during the three month period ended June 30, 1999. However, management is continuing to evaluate the likelihood of achieving sufficient future profitability that would enable the Company to utilize all or a portion of these deferred tax assets. If management determines, based upon these evaluations, that it is more likely than not that the deferred tax assets will be realized, then the valuation allowance will be adjusted.





INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED
------------------------------------------------------------------------
JUNE 30, 1998
-------------

Net sales for the six month period increased by $47,692,000 or 14.2% from the comparable period in 1998. Excluding revenues from acquisitions not present in the first half of last year, revenues remained flat, as increased temperature control sales, excluding acquisitions, were offset by a decrease in Engine Management sales.

-----------------------------------------
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED
------------------------------------------------------------------------
JUNE 30, 1998
-------------


Gross profit for the first six months of 1999 increased by $11,447,000 or 10.7% from the comparable period in 1998, reflecting increased sales from the acquisition of the Cooper Industries temperature control product business. The gross margin as a percent of net sales, however, declined from 31.9% in the first six months of 1998 to 30.9% in the first six months of 1999. The decline in the gross margin percent was primarily due to the higher mix of temperature control product sales in relation to the Company's total sales. Temperature control products have lower average gross margins than products sold by the Engine Management Division and therefore result in a lower margin percentage for the Company. The gross margin percentage also was negatively impacted by discounts related to the pre-season selling program at the Temperature Control Division, which were not present in 1998.

Selling, general and administrative (S.G. & A.) expenses increased by $1,681,000 or 2.0% over the comparable period in 1998, reflecting higher expenses to support the growth within the Temperature Control Division. However, as a percent of net sales S.G. & A. expenses decreased by 2.8 percentage points (22.8% in 1999 versus 25.6% in 1998). This percentage improvement is primarily due to the leverage achieved from higher sales and synergies which were realized from the consolidation of the Cooper Industries temperature control business, and to lower customer acquisition and overhead expenses resulting from the Company's restructuring and cost reduction programs implemented in 1998. Additional cost reductions from the consolidation of the Cooper Industries temperature control business are expected to continue, with the full implementation scheduled to be completed early in the year 2000.

Operating income increased by $9,766,000 or 46.1% over the comparable period in 1998. While the Company began to realize the benefits of the aforementioned operating synergies and cost reduction programs during the first half of 1999, operating income during the comparable period in 1998 was negatively impacted by the write down of various assets of the Company's OE, China and fuel pump businesses. As a percentage of net sales, operating income improved during the first six months of the year to 8.1% in 1999 from 6.3% in 1998.

The Engine Management Division, as compared to a year ago, reflected a reduction in operating income of $6,318,000 as a result of lower sales, shifts in sales mix and changes in overhead absorption. The sales decline was primarily the result of the divestiture of the fuel pump business which occurred in the third quarter of 1998 and lower orders from a major customer as they absorbed inventory acquired from APS Holding Corporation. The underabsorption of overhead experienced at certain facilities was a result of the divestiture of the Service Line business, which shared these facilities. Plans are currently being developed which should reduce these costs.

The Temperature Control Division improved operating income by $8,371,000, compared to a year ago, primarily due to incremental sales volume of $61,466,000. The increased sales resulted from the Cooper Temperature control business, the increases in unit volume as a result of the pre-season selling program, and, to a lesser extent, the acquisition of Eaglemotive Corporation. Efficiencies achieved from consolidating the Cooper Temperature Control business also improved income. The first quarter of 1998 did not reflect the results of the Cooper Temperature Control business, which was acquired on March 28, 1998.

INTERIM RESULTS OF OPERATIONS (continued)
-----------------------------------------
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED
------------------------------------------------------------------------
JUNE 30, 1998
-------------

Other income - net for the first six months of 1999 decreased by $1,176,000, primarily due to losses recognized in connection with the Company's continuing original equipment ventures, and, to a lesser extent, reduced interest income. The losses pertaining to the original equipment ventures were attributed to costs incurred in developing and launching these projects.

Interest expense attributable to continuing operations decreased by $237,000 compared to 1998. Including amounts related to discontinued operations in 1998, interest expense decreased by $1,823,000 in 1999.

Taxes based on earnings increased by $4,394,000 primarily due to improved pre-tax earnings. At December 31, 1998, the Company had a $14,171,000 deferred tax asset valuation allowance. Due to the seasonal nature of the Company's business, no adjustments to this valuation allowance were deemed necessary during the six month period ended June 30, 1999. However, management is continuing to evaluate the likelihood of achieving sufficient future profitability that would enable the Company to utilize all or a portion of these deferred tax assets. If management determines, based upon these evaluations, that it is more likely than not that the deferred tax assets will be realized, then the valuation allowance will be adjusted.

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

The Company has established a comprehensive response to its Year 2000 exposure. Generally, the Company has Year 2000 exposure in two areas: (i) its information technology("IT") systems and (ii) its non-IT systems. At June 1998, the Company had completed an inventory of its internal IT systems and made a preliminary determination of which programs were or were not Year 2000 compliant. During the period ending December 1998, the Company tested each significant IT system which is believed to be Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company estimates the cost of this effort to be approximately $1.4 million, which includes capital costs for new computers and related equipment. The Company substantially completed Year 2000 testing and remediation on its critical information technology systems in June 1999 and expects to substantially complete Year 2000 testing and remediation on its non-critical information technology systems and non-information technology systems in October 1999.

As of June 30, 1999, the Company has conducted interviews with suppliers, customers, financial institutions and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties' failure to remediate their own potential Year 2000 problems. The inability of these other significant business partners to adequately address the Year 2000 issues could cause disruption of the Company's operations. The Company does not believe there will be a material risk of disruption from third party failures.

YEAR 2000 (continued)
---------------------

The Company does not presently anticipate that the cost to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Although the Company expects its internal IT and non-IT systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. These contingency plans will address the most likely worst case Year 2000 scenarios. These plans are expected to be finalized by October of 1999.

PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of matters to a vote of Security Holders
-------   ---------------------------------------------------

(a)      May 20, 1999, Annual Meeting

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


(c)      Proposals voted upon:

         (I) Election of Directors:

                                              Votes For        Votes Withheld
                                              ---------        --------------

             Nathaniel L. Sills              10,554,296            57,880
             Lawrence I. Sills               10,557,700            54,476
             Arthur D. Davis                 10,557,712            54,464
             Susan F. Davis                  10,558,139            54,037
             William H. Turner               10,558,509            53,667
             John L. Kelsey                  10,558,473            53,703
             Robert J. Swartz                10,558,187            53,989
             Marilyn F. Cragin               10,558,102            54,074
             Arthur S. Sills                 10,557,497            54,679
             Robert M. Gerrity               10,558,559            53,617
             Andrew M. Massimilla            10,558,558            53,618



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------



 (a)    Exhibit(s)
        ----------


 Number      Description                                        Method of Filing
 ------      -----------                                        ----------------

   4.1       Form of Subordinated Debenture Indenture (including
             form of convertible debenture) (incorporated by
             reference to Exhibit 4.1 to Amendment No. 2 to the
             Registration Statement on Form S-3 (333-79177) filed
             on July 20, 1999.)                                       *

   Number    Description                                        Method of Filing
   ------    -----------                                        ----------------

   10.14     Form of First Amendment, dated as of December 8, 1998
             to the Credit Agreement, dated as of November 30, 1998, among Standard Motor Products, Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-3
             (333-79177) filed on July 20, 1999.)                     *


   10.15 Form of Second Amendment, dated as of July 16, 1999 to the Credit Agreement, dated as of November 30, 1998, among Standard Motor Products, Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-3
             (333-79177) filed on July 20, 1999.)                     *


   10.16     Credit Agreement of March 31, 1998, as amended &
             restated as at November 30, 1998, between the Registrant
             and Canadian Imperial Bank of Commerce ("CIBC") is included
             as Exhibit 10.16                                         10.16


   23.1      Consent of KPMG LLP,  Independent  Auditors  (incorporated  by
             reference  to  Exhibit   23.1  to  Amendment   No.  2  to  the
             Registration Statement on Form S-3 (333-79177) filed on
             July 20, 1999.)                                          *


   23.2 Consent of KPMG LLP, Independent Auditors (incorporated by reference to Exhibit 23.1 to the Registration Statement on
             Form S-3 (333-83339) filed on July 21, 1999.)            *


   23.3 Consent of Kelley Drye & Warren LLP (incorporated by reference to Exhibit 23.2 to Amendment No. 2 to the Registration Statement on Form S-3 (333-79177) filed on
             July 20, 1999.)                                          *


   23.4      Consent of Kelley Drye & Warren LLP (incorporated by
             reference to Exhibit 23.2 to the Registration Statement
             on Form S-3 (333-79177) filed on July 20, 1999.)         *


   24 Powers of Attorney of Directors and Certain Officers of Standard Motor Products, Inc. (incorporated by reference to Exhibit 24 to the Registration Statement on Form S-3
             (333-79177) filed on May 24, 1999.)                      *


   27        Financial Data Schedule                                  Filed with
                                                                   this Document


                           * Incorporated by reference

 (b)    Reports on Form 8-K

         There were no reports on Form 8-K filed for this period.






                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               /s/ STANDARD MOTOR PRODUCTS, INC.
                                               ---------------------------------
                                                           (Registrant)






August 12, 1999                                  /s/James J. Burke
---------------                                  -----------------
  (Date)                                         Director of Finance,
                                                 Chief Accounting Officer