Form 10-Q
period 1999-09-30
STANDARD MOTOR PRODUCTS INC
filed 1999-11-15
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.


            For the Quarterly Period Ended    September 30, 1999
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X    No
                                                   ----    ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Date                       Class                  Shares Outstanding
      ----                       -----                  ------------------
                            Common stock par
 October 31, 1999           value $2.00 per share           12,996,022
 ----------------           ---------------------           ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                               SEPTEMBER 30, 1999




                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



Item 1                                                                  Page No.
------                                                                  --------

CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998                                  3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and
Nine-Month periods ended September 30, 1999 and 1998                          5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Nine-Month periods ended September 30, 1999 and 1998                          6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7 - 11

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     12 - 15





                           PART II - OTHER INFORMATION
                           ---------------------------




Item 6
------

Exhibits and Reports on Form 8-K                                        16 - 17

Signature                                                                    17

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS


                                                     September 30,  December 31,
                                                        1999            1998
---------------------------------------------------------------------------------
                                                     (Unaudited)

Current assets:
Cash and cash equivalents                                  $ 32,751     $ 23,457
Accounts receivable, less allowances
for discounts and doubtful accounts
of $8,408 (1998 - $4,525)(Note 10)                          193,511      122,008
Inventories (Note 2)                                        168,138      174,092
Deferred income taxes                                        11,723       11,723
Prepaid expenses and other current assets                    14,293       11,231
                                                           --------     --------
Total current assets                                        420,416      342,511

 Property, plant and equipment, net (Note 3)                111,182      109,404

Goodwill, net                                                41,418       39,232
Other assets (Note 8)                                        34,084       30,409
                                                           --------     --------

    Total assets                                           $607,100     $521,556
                                                           ========     ========












See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                      September 30, December 31,
                                                          1999          1998
--------------------------------------------------------------------------------
                                                         (Unaudited)

Current liabilities:
 Notes payable - banks                                    $   2,181   $   3,555
 Current portion of long-term debt (Note 6)                  23,413      22,404
 Accounts payable                                            40,201      48,414
 Sundry payables and accrued expenses                        79,756      60,905
 Accrued customer returns                                    21,273      16,296
 Payroll and commissions                                     12,415      12,613
                                                          ---------   ---------

    Total current liabilities                               179,239     164,187

Long-term debt (Note 6)                                     179,457     133,749

Postretirement benefits other than pensions
   and other accrued liabilities                             19,572      18,595
                                                          ---------   ---------

    Total liabilities                                       378,268     316,531
                                                          =========   =========


Commitments and contingencies (Note 6)

Stockholders' equity (Notes 5 and 6):
     Common stock-par value $2.00 per share:
          Authorized - 30,000,000 shares Issued -
          13,324,476 shares in 1999 and 1998
          (including 228,454 and 268,126 shares
          held as treasury shares in 1999 and
          1998, respectively)                                26,649      26,649
  Capital in excess of par value                              2,666       2,951
  Retained earnings                                         203,586     181,679
  Accumulated other comprehensive income (loss)                 663        (516)

                                                          ---------   ---------
                                                            233,564     210,763
     Less: treasury stock-at cost                             4,732       5,738
                                                          ---------   ---------

    Total stockholders' equity                              228,832     205,025

                                                          ---------   ---------
    Total liabilities and stockholders' equity            $ 607,100   $ 521,556
                                                          =========   =========



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)


                                                             For the Three-Months Ended        For the Nine-Months Ended
                                                                   September 30,                      September 30,
                                                            -----------------------------    ----------------------------
                                                                  1999           1998             1999           1998
                                                             ------------    ------------    ------------    ------------

Net sales                                                    $    189,759    $    201,293    $    572,262    $    536,104

Cost of sales                                                     127,627         138,885         391,821         366,834
                                                             ------------    ------------    ------------    ------------

     Gross profit                                                  62,132          62,408         180,441         169,270

Selling, general and
administrative expenses                                            42,892          45,026         130,253         130,706
                                                             ------------    ------------    ------------    ------------

       Operating income                                            19,240          17,382          50,188          38,564

Other income (expense) - net                                           14          (1,734)           (815)         (1,387)
                                                             ------------    ------------    ------------    ------------

    Earnings before interest, taxes,
    minority interest and extraordinary item                       19,254          15,648          49,373          37,177

Interest expense                                                    4,017           4,346          12,260          12,826
                                                             ------------    ------------    ------------    ------------

    Earnings before taxes,
    minority interest and extraordinary item                       15,237          11,302          37,113          24,351

Minority interest                                                     (76)            (64)           (255)           (198)

Income taxes (Note 4)                                               4,588           1,664          10,604           3,287
                                                             ------------    ------------    ------------    ------------

    Earnings before extraordinary item                             10,573           9,574          26,254          20,866

Extraordinary loss on early extinguishment
of debt, net of taxes of $707                                       1,060            --             1,060            --
                                                             ------------    ------------    ------------    ------------

    Net Earnings                                             $      9,513    $      9,574    $     25,194    $     20,866
                                                             ============    ============    ============    ============

Retained earnings at beginning of period                     $    195,258    $    172,806    $    181,679    $    161,514
                                                             ------------    ------------    ------------    ------------

                                                                  204,771         182,380         206,873         182,380
Less: cash dividends for period                                     1,185           1,048           3,287           1,048
                                                             ------------    ------------    ------------    ------------

Retained earnings at end of period                           $    203,586    $    181,332    $    203,586    $    181,332
                                                             ============    ============    ============    ============



Per Common share data:

  Net earnings per common share:
      Basic earnings per share before extraordinary item     $       0.80    $       0.73    $       2.00    $       1.59
      Extraordinary loss on early extinguishment of debt            (0.08)           --             (0.08)           --
                                                             ============    ============    ============    ============
      Net earnings per common share - basic                  $       0.72    $       0.73    $       1.92    $       1.59
                                                             ============    ============    ============    ============

      Diluted earnings per share before extraordinary item   $       0.74    $       0.72    $       1.94    $       1.58
      Extraordinary loss on early extinguishment of debt            (0.07)           --             (0.08)           --
                                                             ============    ============    ============    ============
      Net earnings per common share - diluted                $       0.67    $       0.72    $       1.86    $       1.58
                                                             ============    ============    ============    ============


  Dividends per common share                                 $       0.09    $       0.08    $       0.25    $       0.08

Average number of common shares                                13,157,864      13,080,996      13,127,581      13,086,736
                                                             ============    ============    ============    ============
Average number of common and
  dilutive common shares                                       15,141,598      13,222,161      13,852,370      13,182,674
                                                             ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                            For the Nine-Months Ended
                                                                 September 30,
                                                            -------------------------
                                                                 1999       1998
                                                                 ----       ----

Cash flows from operating activities:
Net earnings                                                  $ 25,194    $ 20,866

Adjustments to reconcile net earnings to net
  cash used in operating activities:
     Depreciation and amortization                              13,176      13,703
     Loss on disposal of property, plant and equipment            --           226
     Loss on repayment of debt                                   1,767        --

Change in assets and liabilities,
  net of effects from acquisitions:
     (Increase) decrease in accounts receivable, net           (63,052)    (32,008)
     (Increase) decrease in inventories                         14,297      54,417
     (Increase) decrease in other assets                        (1,121)      2,389
     Increase (decrease) in accounts payable                   (11,950)      3,088
     Increase (decrease) in other current
       assets and liabilities                                     (537)      2,505
     Increase (decrease)in sundry payables
       and accrued expense                                      21,542      29,149
                                                              --------    --------

     Net cash (used in) provided by operating activities          (684)     94,335
                                                              ========    ========

Cash flows from investing activities
     Proceeds from the sale of property, plant & equipment        --           201
     Capital expenditures, net of effects from acquisitions     (9,991)    (11,738)
     Proceeds from divestitures                                   --         4,160
     Payments for acquisitions, net of cash acquired           (17,381)       --
                                                              --------    --------

     Net cash used in investing activities                     (27,372)     (7,377)
                                                              ========    ========

Cash flows from financing activities:
     Net repayments under line-of-credit agreements             (1,334)    (53,121)
     Proceeds from issuance of long-term debt                   86,941         700
     Principal payments and retirement of long-term debt       (44,573)     (4,184)
     Reduction of loan to ESOP                                    --         1,665
     Proceeds from exercise of employee stock options            1,831       1,040
     Purchase of treasury stock                                 (2,848)     (2,161)
     Dividends paid                                             (3,287)     (1,048)
                                                              --------    --------

     Net cash provided by (used in) financing activities        36,730     (57,109)
                                                              ========    ========

Effect of exchange rate changes on cash                            620        (363)

Net increase in cash                                             9,294      29,486

Cash and cash equivalents at beginning of the period            23,457      16,809
                                                              --------    --------

Cash and cash equivalents at end of the period                $ 32,751    $ 46,295
                                                              ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                 $ 12,202    $ 13,560
                                                              ========    ========
     Income taxes                                             $  3,887    $    237
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



NOTE 2
                                   Inventories
                                   -----------
                             (Dollars in Thousands)


                                 September 30, 1999          December 31, 1998
                                     (unaudited)
                                 -------------------         ------------------
   Finished Goods                    $111,755                   $120,108
   Work in Process                      4,933                      4,867
   Raw Materials                       51,450                     49,117
                                     --------                   --------

             Total inventories       $168,138                   $174,092
                                     ========                   ========




NOTE 3
                          Property, Plant and Equipment
                          -----------------------------
                             (Dollars in thousands)



                                           September 30, 1999       December 31, 1998
                                                (unaudited)
                                           -------------------      ------------------
   Land, buildings and improvements              $65,559                $ 64,080
   Machinery and equipment                        92,769                  88,282
   Tools, dies and auxiliary equipment            10,872                   8,412
   Furniture and fixtures                         23,301                  21,542
   Leasehold improvements                          6,462                   5,130
   Construction in progress                       19,046                  18,068
                                                  ------                  ------
                                                 218,009                 205,514
        Less accumulated depreciation            106,827                  96,110
                                                 -------                  ------
   Total property,
     plant and equipment - net                  $111,182                $109,404
                                                ========                ========
   -----------------------------------------------------------------------------


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4

The provision for taxes is less than the normal statutory rate primarily because operating earnings of a subsidiary operating in Puerto Rico, amounting to approximately $4,752,000 and $5,576,000 for the nine-months ended September 30, 1999 and 1998 and $1,582,000 and 1,813,000 for the three-months ended September 30, 1999 and 1998, respectively, are exempt from United States income taxes and are partially exempt from Puerto Rican income taxes.


NOTE 5

During the nine month period ended September 30, 1999, the Company granted options to purchase 136,000 shares of common stock. The exercise price of each option granted is equal to, or greater than, the fair value of the Company's common stock on the date of grant.

At September 30, 1999, 869,154 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 821,490 shares were subject to outstanding options. 400,676 of these outstanding options were vested at September 30, 1999.



NOTE 6
                                 Long-Term Debt
                             (Dollars in thousands)


                                          September 30, 1999   December 31, 1998
                                             (unaudited)
                                          -------------------  -----------------
Long Term Debt Consists of:

6.75% convertible subordinated
debentures                                         $ 90,000   $   --
7.56% senior note payable                            73,000     73,000
8.60% senior note payable                              --       37,143
10.22% senior note payable                           21,500     21,500
Credit Facility ($10 Million Canadian)                6,791     10,960
5.0% Notes Payable - AlliedSignal                     3,000      3,000
6.75% - 7.50% Facilities                              5,325      6,411
5.00% - 10.5% Purchase Obligations                    2,332      2,833
Other                                                   922      1,306
                                                   --------   --------
                                                    202,870    156,153
Less current portion                                 23,413     22,404
                                                   --------   --------
        Total noncurrent portion of
         long-term debt                            $179,457   $133,749
                                                   ========   ========


On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90,000,000. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock. The Company may, at its option, redeem some or all of the Debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined, occurs at the Company, the Company will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The Company incurred fees in relation to the offering of approximately $3,100,000. To date, net proceeds have been used to pre-pay the 8.6% senior note payable, including prepayment penalties, and to pay down short term bank borrowings.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 (CONTINUED)

Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

Under the terms of the $37,143,000 senior note agreement, the Company was required to repay the loan in four equal annual installments from 1999 through 2002. On July 26, 1999 the Company prepaid the entire outstanding balance of $37,143,000. In connection with this prepayment, the Company incurred a $1,060,000, net of taxes, extraordinary loss for prepayment penalties and the write-off of deferred loan costs. The prepayment penalties were funded by a portion of the proceeds of the $90,000,000 Convertible Subordinated Debentures.

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

Under the terms of the unsecured $3,000,000 note agreement with AlliedSignal, the Company is required to repay $2,000,000 in the fourth quarter of 1999, with a final payment of $1,000,000 due in 2000.

The Company holds a 73.6% equity interest in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, which has various existing credit facilities which mature by 2003.

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

In February 1999, the Company acquired 100% of the stock of Eaglemotive Corporation for approximately $12,400,000. Located in Fort Worth Texas, Eaglemotive assembles and distributes fan clutches and other cooling products to the automotive aftermarket.
The acquisition was funded from short term borrowings.

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


NOTE 8

Other assets primarily consist of certain held-to-maturity securities, unamortized customer supply agreements, deferred long term debt fees, equity in joint ventures and pension assets.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9

Total comprehensive income was $9,729,000 and $8,537,000 for the three-month periods ended September 30, 1999 and 1998, respectively and $26,373,000 and $19,694,000 for the nine-month periods ended September 30, 1999 and 1998 respectively.


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


NOTE 11

Following is a reconciliation of the shares used in calculating basic and dilutive net earnings per common share:


                                   For the Three-Months      For the Nine-Months
                                         Ended                       Ended
                                      September 30,               September 30,
                                   --------------------      -------------------

                                    1999         1998           1999         1998
                                    ----         ----           ----         ----

Weighted average common shares
outstanding                       13,157,864   13,080,996   13,127,581   13,086,736
Effect of dilutive securities -
options                              119,654      141,165      103,429       95,938
Dilutive effect of convertible
subordinated debentures            1,864,080         --        621,360         --
                                  ----------   ----------   ----------   ----------
      Weighted average common
      equivalent shares
outstanding                       15,141,598   13,222,161   13,852,370   13,182,674
      assuming  dilution
                                  ==========   ==========   ==========   ==========



NOTE 12

The Company's two reportable operating segments, Engine Management and Temperature Control, are the areas within the automotive aftermarket in which the Company operates. The following tables contain financial information for each reportable segment.


                                Industry Segments
                             (Dollars in thousands)

                             For the three-months ended September 30
                     -----------------------------------------------------------
                                 1999                           1998
                     -----------------------------     -------------------------
                                       Operating                       Operating
                      Net Sales         Income          Net Sales        Income
                      ---------         ------          ---------        ------

Engine Management      81,196           6,513            84,868           8,665

Temperature Control   106,532          14,251           114,159          10,936

Other Adjustments       2,031          (1,524)            2,266          (2,219)
                      -------          ------           -------          ------

Consolidated          189,759          19,240           201,293          17,382
                      =======          ======           =======          ======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 (CONTINUED)



                                   For the nine-months ended September 30
                           -----------------------------------------------------
                                     1999                       1998
                           -------------------------    ------------------------
                                          Operating                   Operating
                           Net Sales       Income       Net Sales      Income
                           ---------       ------       ---------      ------

Engine Management           253,530        23,057        269,888        31,527

Temperature Control         315,207        37,965        261,368        26,279

Other Adjustments             3,525       (10,834)         4,848       (19,242)
                            -------       -------        -------       -------

     Consolidated           572,262        50,188        536,104        38,564


Other adjustments consist of items pertaining to the corporate headquarters function and a Canadian business unit that does not meet the criteria of a reportable segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes, minority interest and extraordinary item:



                              For the three-months       For the nine-months
                               ended September 30,        ended September 30,
                               -------------------        -------------------
                                 1999         1998          1999         1998
                                 ----         ----          ----         ----


Operating income                19,240       17,382        50,188        38,564

Other income (expense)              14       (1,734)         (815)       (1,387)

Interest Expense                 4,017        4,346        12,260        12,826

     Earnings before
     taxes, minority
     interest and
     extraordinary item         15,237       11,302        37,113        24,351

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine-months of 1999, cash used in operations amounted to $684,000, compared to $94,335,000 of cash provided in the first nine-months of 1998. This decrease is due primarily to a smaller decrease in inventories, as we were unable to duplicate the significant reductions achieved in the prior year, with lower Engine Management sales a contributing factor. In addition, accounts receivable has been unfavorably impacted by terms offered to customers, not available to the same extent in the prior year, such as the spring promotion in our Temperature Control Division. Cash used in investing activities amounted to $27,372,000 in the first nine-months of 1999 and $7,377,000 for the comparable period in 1998. The increase is mainly due to the acquisitions of Eaglemotive Corporation, Webcon UK Limited and Lemark Auto Accessories Limited, as discussed below. Capital expenditures amounted to $9,991,000 during the first nine-months of 1999 and $11,738,000 for the comparable period in 1998. Cash provided by financing activities totaled $36,730,000 in the first nine-months of 1999, while in the prior year cash used in financing activities amounted to $57,109,000. This change is primarily due to the public offering of $90 million of subordinated convertible debentures completed in the third quarter of 1999. During the first nine-months of 1999, the Company paid dividends amounting to $3,287,000, compared to $1,048,000 paid in the comparable period for 1998. On October 25, 1999 the Board of Directors approved a quarterly dividend of $.09 per share, to be paid on December 1, 1999 to stockholders of record on November 15, 1999.

On July 26, 1999 the Company issued 6.75% Convertible Subordinated Debentures in the aggregate principal amount of $90,000,000. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock. The Convertible Debentures pay interest semi-annually and mature on July 15, 2009. The proceeds from the Convertible Debentures were used to prepay the 8.6% senior note payable in the amount of $37,143,000 plus a prepayment penalty, reduce short term bank borrowings and for general corporate purposes.

On November 30, 1998, the Company entered into a new three year revolving credit facility. The facility, with eight lending institutions, provides a $110,000,000 unsecured line of credit, subject to a borrowing base. The facility allows the Company to select from two interest rate options, one a function of LIBOR, and the other a function of the U.S. prime rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization. The interest rates available to the Company under this facility compare favorably with the short term interest rates obtained by the Company during most of 1998 and result in a lower effective interest rate in 1999 compared to 1998.

In June of 1999 the Company renewed its agreement to sell certain of its accounts receivable. The Company presently has $25,000,000 of accounts receivable sold under this agreement, which expires March 31, 2002.

As of September 30, 1999 the Company had stockholders' equity of $228,832,000 and working capital of $241,177,000. Capital expenditures, primarily for new machinery and equipment, are expected to be approximately $5 million for the remainder of 1999.

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

-------------------------------------------

In February 1999, the Company acquired 100% of the stock of Eaglemotive Corporation for approximately $12,400,000. Located in Fort Worth Texas, Eaglemotive assembles and distributes fan clutches and other cooling products to the automotive aftermarket. The acquisition was funded from short term borrowings.

In April 1999, the Company acquired Lemark Auto Accessories Limited, a United Kingdom based manufacturer and distributor primarily of ignition wire and other engine management products. The acquisition price amounted to approximately $1,900,000 and was funded from short term borrowings.


INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the three-months ended September 30, 1999 to the three-months ended September 30, 1998
----------------------------------------------------------------------------

Net sales for the current quarter decreased by $11,534,000 or 5.7% from the comparable period in 1998. Excluding revenues from acquisitions not present in the third quarter of last year, revenues decreased by $22,700,000 or 11.3%. This sales decrease is primarily due to the preseason selling program for temperature control products in the first quarter of 1999, which resulted in a shift in sales from the second and third quarter of 1999 into the first quarter, and to lower sales of engine management products resulting from the sale of the fuel pump business in the third quarter of 1998 and reduced orders from a major customer, as they absorbed inventory acquired from APS Holding Corporation.

Although sales decreased in the third quarter of 1999, gross profit remained relatively flat from the comparable period in 1998, reflecting synergies obtained from the acquisition of the Cooper Industries temperature control business. Gross margin as a percent of net sales increased to 32.7% in the third quarter of 1999 from 31.0% in the third quarter of 1998. This increase is attributable to improvements primarily in the temperature control business, resulting from efficiencies achieved from consolidating the Cooper Industries temperature control business with the Company's existing Temperature Control Division.

Selling, general and administrative (S.G. & A.) expenses decreased by $2,134,000 or 4.7% over the comparable quarter in 1998, reflecting continued focus on cost reduction efforts. As a percent of net sales, S.G. & A. expenses increased by
0.2 percentage points (22.6% in 1999 versus 22.4% in 1998), primarily due to decreased sales.

Operating income increased by $1,858,000 or 10.7% over the comparable quarter in 1998, primarily as a result of the efficiencies and cost reduction efforts described above. As a percentage of net sales, operating income increased to 10.1% in 1999 from 8.6% in 1998.

Results of the Engine Management Division, as compared to a year ago, reflected a reduction in operating income of $2,152,000 as a result of lower sales, shifts in sales mix and changes in overhead absorption. The sales decline was primarily the result of the divestiture of the fuel pump business which occurred in the third quarter of 1998 and lower orders from a major customer as they absorbed inventory acquired from APS Holding Corporation. The underabsorption of overhead experienced at certain facilities was a result of the divestiture of the Service Line business, which shared these facilities. Plans are currently being developed which should reduce these costs.

The Temperature Control Division improved operating income by $3,315,000, compared to a year ago, primarily due to efficiencies achieved from consolidating the Cooper Industries Temperature Control business with the Company's existing Temperature Control Division. The synergies achieved impacted both gross margin and S.G. & A. expenses.

Other income - net for the third quarter of 1999 increased by $1,748,000, as the third quarter of 1998 was negatively impacted by a $2,000,000 charge pertaining to losses recognized in connection with the Company's Canadian and Chinese joint ventures.

Interest expense for the third quarter decreased by $329,000 as compared to 1998, primarily due to more favorable borrowing rates.

-----------------------------------------
Comparison of the three-months ended September 30, 1999 to the three-months ended June 30, 1998
---------------------------------------------------------------------------

Taxes based on earnings increased by $2,924,000 primarily due to improved pre-tax earnings and a higher effective tax rate. At December 31, 1998, the Company had a $14,171,000 deferred tax asset valuation allowance. No adjustments to this valuation allowance were deemed necessary during the three-month period ended September 30, 1999, however management continues to evaluate the likelihood of achieving sufficient future profitability that would enable the Company to utilize all or a portion of these deferred tax assets. If management determines, based upon these evaluations, that it is more likely than not that the deferred tax assets will be realized, then the valuation allowance will be adjusted.

On July 26, 1999 the Company prepaid the entire outstanding balance of the 8.6% senior note payable in the amount of $37,143,000. In connection with this prepayment, the Company incurred a $1,060,000, net of taxes, extraordinary loss for prepayment penalties and the write-off of deferred loan costs.



INTERIM RESULTS OF OPERATIONS
-----------------------------
Comparison of the nine-months ended September 30, 1999 to the nine-months ended September 30, 1998
-------------------------------------------------------------------------------

Net sales for the nine month period increased by $36,158,000, or 6.7% from the comparable period in 1998. Excluding revenues from acquisitions not present in the first nine-months of the prior year, revenues decreased by approximately $21,978,000, or 4.1%, as increased temperature control sales, excluding acquisitions, were more than offset by a decrease in Engine Management sales.

Gross profit for the first nine-months of 1999 increased by $11,171,000, or 6.6% from the comparable period in 1998, reflecting increased sales from the acquisition of the Cooper Industries temperature control product business. The gross margin as a percent of net sales remained relatively flat for the first nine-months of 1999 as synergies achieved from the consolidation of the Cooper Industries temperature control business were offset by a shift in sales mix and changes in overhead absorption at the Company's Engine Management Division. The gross margin percentage also was negatively impacted by discounts related to the pre-season selling program at the Temperature Control Division, which were not present in 1998.

Selling, general and administrative (S.G. & A.) expenses decreased by $453,000 over the comparable period in 1998. As a percent of net sales, S.G. & A. expenses decreased by 1.6 percentage points (22.8% in 1999 versus 24.4% in 1998). This percentage improvement is primarily due to the leverage achieved from higher sales and synergies realized from the consolidation of the Cooper Industries temperature control business, and to lower customer acquisition and overhead expenses resulting from the Company's restructuring and cost reduction programs implemented in 1998. Additional cost reductions from the consolidation of the Cooper Industries temperature control business are expected to continue, with the full implementation scheduled to be completed early in the year 2000.

Operating income increased by $11,624,000, or 30.1% over the comparable period in 1998. While the Company began to realize the benefits of the aforementioned operating synergies and cost reduction programs during the nine months of 1999, operating income during the comparable period in 1998 was negatively impacted by a provision of $1.5 million to write down various assets pertaining to the Company's fuel pump business. As a percentage of net sales, operating income improved during the first nine-months of the year to 8.8% in 1999 from 7.2% in 1998.

Results of the Engine Management Division, as compared to a year ago, reflected a reduction in operating income of $8,470,000 due to lower sales, shifts in sales mix and changes in overhead absorption. The sales decline was primarily the result of the divestiture of the fuel pump business which occurred in the third quarter of 1998 and lower orders from a major customer as they absorbed inventory acquired from APS Holding Corporation. The Company believes that these inventories should be absorbed by mid-year 2000, with sales returning to normal levels at that time. The underabsorption of overhead experienced at certain facilities has also been impacted by the divestiture of the Service Line business, which shared these facilities. Plans are currently being developed which should reduce these costs.

The Temperature Control Division improved operating income by $11,686,000, compared to a year ago, primarily due to incremental sales volume of $53,839,000. The increased sales resulted from the Cooper Temperature control business and, to a lesser extent, the acquisition of Eaglemotive Corporation. Efficiencies achieved from consolidating the Cooper Industries Temperature Control business also improved operating income. The first quarter of 1998 did not reflect the results of the Cooper Temperature Control business, which was acquired on March 28, 1998.

-----------------------------------------
Comparison of the nine-months ended September 30, 1999 to the nine-months ended September 30, 1998
-------------------------------------------------------------------------------

Other expense - net for the first nine-months of 1999 decreased by $572,000, as the first nine-months of 1998 reflect higher losses in connection with the Company's Canadian and Chinese joint ventures.

Interest expense decreased by $566,000 compared to 1998, primarily due to more favorable borrowing rates.

Taxes based on earnings increased by $7,317,000 primarily due to improved pre-tax earnings. At December 31, 1998, the Company had a $14,171,000 deferred tax asset valuation allowance. No adjustments to this valuation allowance were deemed necessary during the nine month period ended September 30, 1999, however management continues to evaluate the likelihood of achieving sufficient future profitability that would enable the Company to utilize all or a portion of these deferred tax assets. If management determines, based upon these evaluations, that it is more likely than not that the deferred tax assets will be realized, then the valuation allowance will be adjusted.

As previously discussed, on July 26, 1999 the Company prepaid the entire outstanding balance of the 8.6% senior note payable in the amount of $37,143,000. In connection with this prepayment, the Company incurred a $1,060,000, net of taxes, extraordinary loss for prepayment penalties and the write-off of deferred loan costs.


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

The Company has established a comprehensive response to its Year 2000 exposure. Generally, the Company has Year 2000 exposure in two areas: (i) its information technology("IT") systems and (ii) its non-IT systems. At June 1998, the Company had completed an inventory of its internal IT systems and made a preliminary determination of which programs were or were not Year 2000 compliant. During the period ending December 1998, the Company tested each significant IT system which is believed to be Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. The Company estimates the cost of this effort to be approximately $1.4 million, which includes capital costs for new computers and related equipment. The Company substantially completed Year 2000 testing and remediation on its critical information technology systems in June 1999 and expects to substantially complete Year 2000 testing and remediation on its non-critical information technology systems and non-information technology systems by the end of November 1999.

As of September 30, 1999, the Company has conducted surveys with suppliers, customers, financial institutions and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties' failure to remediate their own potential Year 2000 problems. The inability of these other significant business partners to adequately address the Year 2000 issues could cause disruption of the Company's operations. The Company does not believe there will be a material risk of disruption from third party failures.

The Company does not presently anticipate that the cost to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Although the Company expects its internal IT and non-IT systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. These contingency plans will address the most likely worst case Year 2000 scenarios. These plans are being finalized and are expected to be completed the end of November 1999.

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


   10.16 Credit Agreement of March 31, 1998, as amended &
         restated as at November 30, 1998, between the Registrant
         and Canadian Imperial Bank of Commerce ("CIBC") is included
         as Exhibit 10.16                                                *


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



                                                 STANDARD MOTOR PRODUCTS, INC.
                                                 -----------------------------
                                                        (Registrant)






November 12, 1999                               /S/ James J. Burke
-----------------                               ------------------
  (Date)                                        Vice President Finance
                                                Chief Financial Officer