Form 10-K
period 1999-12-31
STANDARD MOTOR PRODUCTS INC
filed 2000-03-30
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      DECEMBER 31, 1999
                         ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEW YORK                                              11-1362020
-------------------------------                            --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                   11101
--------------------------------------------               --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (718) 392-0200
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                  ------------------------------------------
COMMON STOCK                                 NEW YORK STOCK EXCHANGE
------------                                 -----------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 29, 2000 of $13.56 per share held by non-affiliates of the registrant was $92,148,725. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on February 29, 1999 there were 12,285,522 shares outstanding of the Registrant's Common Stock.

                                     PART I
                                     ------

ITEM 1.    BUSINESS

(A)    GENERAL DEVELOPMENT OF BUSINESS
       -------------------------------

       Standard Motor Products (referred to herein as the "Company" or "SMP") manufactures and distributes replacement parts for motor vehicles. The Company is now organized into two divisions, each focused on a specific type of replacement part. The Engine Management Division consists primarily of ignition and emission parts, on-board computers, ignition wires, battery cables and fuel system parts. The Temperature Control Division consists primarily of air conditioning compressors, other air conditioning parts and heater parts. The Company sells its products primarily to warehouse distributors and large auto parts retail chains. SMP's customers consist of most of the top warehouse distributors and all of the leading auto parts retail chains, including Advance Auto Parts, AutoZone, Carquest and NAPA Auto Parts. The Company distributes parts under its own brand names, such as Standard, Blue Streak and Four Seasons, and also under private labels for key customers.

       In January 1999, the Company acquired, through its European subsidiary Standard Motor Products Holdings Limited, 85% of the stock of Webcon UK Limited and, through its UK joint venture, Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited, for approximately $3.5 million. Webcon is an assembler and distributor of automotive fuel system components and other engine management and motor sport performance products. Injection Correction is a leading remanufacturer of engine computers and has developed a line of engine diagnostic equipment. The remaining 15% was acquired in January 2000.

       In February 1999, the Company acquired the Eaglemotive unit of Mark IV Industries, Inc. for $12,400,000. Eaglemotive, located in Fort Worth, Texas when acquired, manufactures and distributes fan clutches and oil coolers. It has since been merged with the Company's Hayden operations in California.

       In April 1999, the Company acquired Lemark Auto Accessories Limited, a UK based supplier of wire sets, for approximately $1,900,000.

       As part of the Company's strategy to focus on the two divisions previously noted, the Company in March 1998 completed the exchange of its brake business for the temperature control business of Moog Automotive, Inc., a subsidiary of Cooper Industries. This transaction involved an exchange of certain assets, assumption of certain liabilities, and payment of cash to achieve an equivalent exchange value. The brake business is accounted for in the Company's consolidated financial statements as a discontinued operation. The Company's December 31, 1997 consolidated financial statements reflect a $14,500,000 loss on the disposal of the brake business.

       In addition, in the fourth quarter of 1998, the Company completed the largest phase of its agreement to sell the Service Line business to R&B, Inc. This transaction involved the sale of selected assets of the Champ Service Line and the Pik-A-Nut Fastener Line. Completion of the smallest and final phase of the sale, for the assets of the Everco Brass and Brake Lines, was completed in the first quarter of 1999. The Service Line Business is accounted for in the Company's consolidated financial statements as a discontinued operation. The Company's December 31, 1997 consolidated financial statements reflect a loss on the disposal of the Service Line business of $12,500,000.

(B)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
       ---------------------------------------------

       The table below shows the Company's sales by operating segment and by major product group within each segment..




                                                                 YEARS ENDED DECEMBER 31,
                                                                  (Dollars in thousands)
                                                 1999                            1998                               1997
                                       -------------------------    -------------------------------     ----------------------------
                                                        % of                              % of                               % of
                                           AMOUNT       TOTAL           AMOUNT            TOTAL              AMOUNT          TOTAL
                                           ------       -----           ------            -----              ------          -----
ENGINE MANAGEMENT:
    Ignition & Emission Parts            $249,992        38.0%          $256,913            39.6%          $ 265,662          47.4%
    Wires and Cables                       63,852         9.7%            68,840            10.6%             70,484          12.6%
    Fuel System Parts                      12,265         1.9%            22,911             3.5%             29,678           5.3%
                                         --------      -------          --------  -       -------            -------          -----
TOTAL ENGINE MANAGEMENT                   326,109        49.6%           348,664            53.7%            365,824          65.3%
                                         --------      -------          --------  -       -------            -------          -----
   Compressors                            141,657        21.5%           131,154            20.2%             79,237          14.2%
   Other Air Conditioning Parts           177,395        26.9%           145,207            22.4%             94,744          16.9%
   Heating Parts                            8,677         1.3%            20,783             3.2%             13,937           2.5%
                                         --------      -------          --------  -       -------            -------          -----
TOTAL TEMPERATURE CONTROL                 327,729        49.7%           297,144           45.8%              187,918          33.6%
                                         --------      -------          --------  -       -------            -------          -----
All Other                                   4,403         0.7%             3,612             0.5%              6,081           1.1%
                                         --------      -------          --------  -       -------            -------          -----
TOTAL                                    $658,241         100%          $649,420             100%           $559,823           100%
                                         ========      =======          ========          =======           ========          =====


       The table below shows the Company's operating profit and identifiable assets by reportable operating segment.



                            YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                          1999                                1998                               1997
------------------------------- ------------------------------    ------------------------------     -----------------------------
                                   OPERATING     IDENTIFIABLE        OPERATING     IDENTIFIABLE        OPERATING     IDENTIFIABLE
                                    PROFIT          ASSETS            PROFIT          ASSETS             PROFIT         ASSETS
                                    ------          ------            ------          ------             ------         ------
Engine Management                $  27,684       $ 288,246         $  32,243       $ 311,716         $  28,179      $ 317,162
Temperature Control Systems
                                    17,284         213,490            19,672         183,197             7,302        107,406
All Other
                                   (15,424)         54,285            (7,984)         26,643           (26,026)       152,569
                                 ----------      ----------        ----------      ----------        ----------     ---------
TOTAL                            $   29,544      $ 556,021         $  43,931       $ 521,556         $   9,455      $ 577,137
                                 ==========      ==========        ==========      ==========        ==========     =========



       "All Other" consists of items pertaining to the corporate headquarters function, a business unit that does not meet the criteria of a reportable operating segment and businesses that have been sold.

(C)    NARRATIVE DESCRIPTION OF BUSINESS
       ---------------------------------
       THE AUTOMOTIVE AFTERMARKET

       A large, diverse number of manufacturers varying in product specialization and size makes up the automotive aftermarket industry. In addition to manufacturing, aftermarket companies also allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. The automotive aftermarket differs substantially from the original equipment manufacturer supply business. Aftermarket manufacturers must be efficient producers of small run lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road. While sales of original equipment manufacturer suppliers are tied closely to the North American production volumes of the "Big Three" automakers, aftermarket manufacturers tend to follow different trends (such as average vehicle age, increased pricing of new cars, total miles driven per year, environmental laws becoming more stringent and the quality of new cars and their related warranties).

       The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of the original equipment vehicle manufacturers.

       ENGINE MANAGEMENT DIVISION

       In the Company's Engine Management Division, replacement parts for automotive ignition and emission control systems account for about 38% of the Company's 1999 revenues. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors and EGR valves. The Company is a basic manufacturer of many of the ignition parts it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and imports, including passenger cars and light trucks. The products also cover certain off-road and marine applications.

       SMP offers products at three different price points under a "good-better-best" concept. It began by offering ignition parts under the "Standard" brand name that were equal in quality to original equipment parts installed on new vehicles. Soon afterward, the company pioneered the concept of offering higher quality parts, sold under the Blue Streak brand name, that were significantly better than original equipment. These products were priced at a premium. SMP now offers lower-priced lines under the Tru-Tech and Modern mechanic brand to compete with certain lower priced private labels.

       Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. The Company is a leader in the manufacture and sale of these engine management component parts, including remanufactured automotive computers. The shift from the traditional breaker-point ignition systems to electronic ignition systems started approximately 20 years ago. The shift was a response to pressures from the government and environmental groups to reduce national fuel consumption and the level of pollutants from auto exhaust. Electronic ignition systems enable the engine to improve fuel efficiency and reduce this level of hazardous fumes in exhaust gases. In 1999, electronic control modules and electronic voltage regulators comprised approximately 11% of the Company's total ignition sales.

       In 1992 the Company entered into a 50/50 joint venture, Blue Streak Electronics, Inc., in Canada to rebuild automotive engine management computers and mass air flow ("MAF") sensors. This joint ventures volume is sold primarily to SMP and has positioned the Company as a key supplier in the rapidly growing remanufactured electronics markets. In 1994, the Company vastly increased its offering of remanufactured computers and instituted a program to offer slower-moving items by overnight shipment from its factory. This has enabled the Company's customers to expand their coverage without increasing inventory investment. The joint venture has further expanded its product range to include temperature control computers, anti-lock brake system computers and air bag computers. In 1997 it launched an operation in Europe to serve that market and an operation in Florida to better serve the United States market in slow-moving items. In January 1999 Blue Streak Europe acquired Injection Correction UK LTD. Injection Correction is a remanufacturer of engine computers and has developed a line of engine diagnostic equipment.

       The Company divides its electronic operations between product design and highly automated manufacturing operations in Orlando, Florida, and assembly operations, which are performed in assembly plants in Orlando and Hong Kong.

       The Company's sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems. Stricter government emission laws are being implemented in various parts of the United States. Specifically, the most significant law is 1990's Federal Clean Air Act. The I/M 240 section of the Clean Air Act imposes strict emission control test standards on existing as well as new vehicles, by means of a dynamometer test. The law is widely expected to be gradually implemented throughout the United States. In the future, we expect these new laws to have a positive impact on sales of our ignition and emission controls parts. However, the timing of such impact will depend on how quickly government agencies implement these new procedures at state levels. Vehicles failing these new, more stringent tests have required repairs utilizing parts sold by the Company. In 1999, oxygen sensors comprised approximately 7% of total ignition and emission parts sales.

       Wire and cable parts account for about 10% of the Company's 1999 revenues. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

       The largest component of this product line is the sale of ignition wire sets. The Company has historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. With the growing customer interest in lower-priced products, the Company introduced a second line of wire and cable products in 1989. This line has steadily expanded to include import coverage, and in 1995 was reintroduced under the Tru-Tech brand name.

       In 1999 the Company relocated two of its wire and cable operations, one in Dallas, TX and the other in Bradenton, FL, to a new facility in Reynosa, Mexico. The Mexican operation focuses on assembly and packaging of the economy wire sets while the premium line is manufactured at the Company's facility in Edwardsville, KS.

       While the Company has exited the fuel pump business, it remains in the business of selling carburetor repair kits worldwide and carburetor systems in Europe and fuel injectors worldwide. Fuel system parts account for approximately 2% of the Company's 1999 revenues.

       TEMPERATURE CONTROL DIVISION

       The Company manufactures, re-manufactures, and markets a broad line of replacement parts for automotive temperature control systems (air conditioning and heating), primarily under the brand names Four Seasons, Murray, Everco, Factory Air, Trumark, NAPA and Carquest. In recent years Four Seasons has offered private label packaging to its larger accounts. The major product groups sold by this division are Compressors, Other Air Conditioning parts including small motors, fan clutches, dryers, evaporators, accumulators and hoses, and Heating Parts, including heater cores and valves. Total Temperature Control sales account for approximately 50% of the Company's 1999 revenues.

       A major factor in the Temperature Control division's business is the federal regulation of chlorofluorocarbon refrigerants. United States legislation phased out production of domestic R-12 refrigerant (e.g., DuPont's Freon) completely by the end of 1995. As the law became effective, vehicle air conditioners needing repair or recharge were retro fitted to use the new R-134a refrigerant. New vehicles began to use the new refrigerants in 1993. Installers continue to seek training and certification in the new technology and the Company's Temperature Control division has taken the lead in providing this training and certification. Technological changes necessitate many new parts, as well as new service equipment. In anticipation of the CFC phaseout, in 1994 the Company reengineered its compressor line to be able to operate efficiently utilizing either R-12 or R-134a refrigerants, and remains a leader in providing retrofit kits for conversion of R-12 systems.

       In June 1995, the Company acquired Automotive Dryers, Inc and Air Parts, Inc. to become a more basic manufacturer of the major product supplied by the Temperature Control division and to gain access to the lower priced tier of the market through a new distribution channel. Automotive Dryers, Inc. manufacturers and distributes receiver filter dryers and accumulators for mobile air conditioning systems, and is the leading independent supplier of aftermarket evaporators and accumulators for high performance cars in the United States. Air Parts, Inc. is a distributor of a limited, no-frills line of parts for mobile air conditioning systems.

       In December 1996, the Company acquired the Hayden Division of The Equion Corporation, a basic manufacturer of fan clutches and oil coolers. This acquisition expanded the profitable manufacturing base and greatly expanded the distribution channels for this key product line.

       To further leverage our strong base with retailers, in 1996 the Company launched a small electric motor manufacturing and assembly facility in Ontario, Canada. This has enhanced the sale of parts requiring small motors.

       In 1998, the Company exchanged its brake business for the Moog Automotive temperature control business of Cooper Industries. The Moog acquisition also expanded the Company's position in the small motor and heater parts markets. In 1999 it acquired Eaglemotive Corporation, manufacturer of fan clutches and oil coolers. In consolidating these two businesses with its existing operations, the Company has closed three manufacturing facilities and consolidated three distribution sites into one.

       Temperature Control strengthened its presence in the international market by opening a new European distribution center in Strasbourg, France, which became fully operational in January of 1997. Four Seasons Europe will assure the rapid availability of the Company's Temperature Control products throughout Europe, Africa, and the Middle East. A joint venture with Valeo, SA, one of the largest European automotive equipment manufacturers was begun in April of 1997 to remanufacture air conditioner compressors for the developing European market.

       In addition, in January 2000 the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been renamed "Four Seasons UK, LTD." The purchase will assist in distributing components for the repair of air conditioning systems. Total acquisition price was approximately $1.4 million.

       THE COMPETITION

       The Company is among the largest manufacturers of replacement parts for product lines in our two divisions, namely Engine Management and Temperature Control. The Company competes primarily on the basis of product quality, price, customer service, product coverage, product availability, order turn-around time and order fill rate. Management believes the Company differentiates itself primarily through a value-added, knowledgeable salesforce; extensive product coverage; sophisticated parts cataloguing systems; and inventory levels sufficient to meet the rapid delivery requirements of customers.

       Although the Company is a leading independent manufacturer of automotive replacement parts with strong brand name recognition, the Company faces substantial competition in all markets that it serves. Certain major manufacturers of replacement parts are divisions of companies having greater financial resources than those of SMP. In addition, automobile manufacturers supply virtually every replacement part sold by the Company, although these manufacturers generally supply parts only for cars they produce.

       SALES AND DISTRIBUTION

       The Company sells its products under proprietary brand names throughout the United States, Canada, Latin America, Europe and the Middle East. Products are distributed to warehouse distributors, including jobber outlets located throughout the United States and Canada. The jobbers sell the Company's products primarily to professional mechanics and to consumers who perform their own automobile repairs. In addition, the Company sells directly to large auto parts retail chains .

       The Company has a direct sales force which generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.e. jobbers and professional mechanics). The Company conducts instructional clinics, which teach mechanics how to diagnose and repair complex systems related to its products. It also publishes and sells related service manuals and video cassettes and provides a free technical information bulletin service to registered mechanics. The Company's Standard Plus Club, a professional service dealer network comprising approximately 13,000 members, offers technical and business development support and has a technical service telephone hotline which provides diagnostics and installation support.

       CUSTOMERS

       The Company's customer base is comprised largely of warehouse distributors, jobber outlets, retailers, other manufacturers and export customers. In addition to serving our traditional customer base, we have expanded into the retail market by commencing sales to large retail chains.

       Members of one marketing group represent the Company's largest group of customers and accounted for approximately 14% 13%, and 14% of consolidated net sales (including sales of discontinued operations) for the years ended December 31, 1999, 1998 and 1997, respectively. One individual member of this marketing group accounted for 9%, 10% and 9% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's five largest individual customers, including members of this marketing group, accounted for 35%, 30% and 32% of net sales in 1999, 1998 and 1997, respectively.

       The loss of one or more of these customers could have a material adverse impact on our business, financial condition and results of operations.

       BACKLOG

       Backlog is maintained at minimal levels by the Company. The Company primarily fills orders, as received, from inventory and manufactures to maintain minimum inventory levels.

       SEASONALITY

       Historically, the Company's operating results have fluctuated by quarter, with the greatest sales and earnings occurring in the second and third quarters of the year. It is in these quarters that demand for the Company's products is typically the highest. It is anticipated that these quarterly fluctuations will become more pronounced in the future as the highly seasonal Temperature Control business comprises an increasing portion of the Company's total revenues.

       WORKING CAPITAL MANAGEMENT

       Since the early 1990s, automotive aftermarket companies have been under increasing pressure to provide broad SKU coverage in response to parts and brand proliferation.

       Since 1996, the Company has made significant changes to the inventory management system to reduce inventory requirements. The Company launched a new forecasting system in our Engine Management division that permitted a significant reduction in safety stocks. The Engine Management division also has introduced a new distribution system in the second half of 1999, which permits pack-to-order systems to be implemented. Such systems permit the Company to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory.

       In late 1997, we adopted Economic Value Added (EVA (R)) as our primary financial measurement for evaluating investments and foR determining incentive compensation. EVA is equal to net operating profits after economic taxes, less a charge for capital invested in the Company. The charge for invested capital is equal to the product of the total capital invested in the Company and the weighted average cost of capital for the Company's target blend of debt and equity (12% for the Company). The Company's management places emphasis on improving our financial performance, achieving operating efficiencies and improving asset utilization.

       The Company's profitability and working capital requirements have become more seasonal with the increased sales mix of temperature control products. Our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit.

       SUPPLIERS

       The principal raw materials purchased by the Company consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, thermo-set and thermo plastic molding powders. Additionally, the Company uses components and cores (used parts) in its remanufacturing processes for computerized electronics and air conditioning compressors.

       SMP purchases most materials in the open market, but does have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores, the Company obtains them either from exchanges with customers who return cores when purchasing remanufactured parts, or through direct purchases from a network of core brokers. The Company believes there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality, low cost supply of key components for each product line, the Company continues to develop its own sources through internal manufacturing capacity and/or acquisitions.

       PRODUCTION AND ENGINEERING

       The Company engineers, tools and manufactures many of the components for its products, except for certain commonly available small component parts from outside suppliers. The Company also performs its own plastic and rubber molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, it conducts its own teardown, diagnostics, and rebuilding for computer modules and air conditioning compressors. This level of vertical integration has been found to provide advantages in terms of cost, quality and availability. The Company intends to selectively continue efforts toward further vertical integration to ensure a consistent quality and supply of low cost components.

       In 1990 the Company adopted the "just-in-time" cellular manufacturing concept as a major program to lower costs and improve efficiency. The main thrust of cellular manufacturing is the reduction of work-in-process and finished goods inventory, and its implementation reduces the inefficient operations that burden many manufacturing processes. To date, the Company has substantially implemented the just-in-time manufacturing program at the majority of its manufacturing facilities and plans to convert the remaining facilities to cellular production over the next few years.

       In 2000 the Company will begin implementation of a fully integrated enterprise resource planning (ERP) system. The implementation is expected to be completed in 2002. At that time, the system will encompass all aspects of the supply chain, including procurement, manufacturing, sales, distribution and finance, at all of the Company's facilities. It will also serve as the foundation upon which the Company can facilitate its E-commerce strategy.

       INSURANCE

       The Company maintains basic liability coverage (general, product and automobile) of $1 million and umbrella liability coverage of $50 million. Historically, the Company has not experienced casualty losses in any year in excess of its coverage. Management has no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed the Company's coverage.

       EMPLOYEES

       The Company employs approximately 3,600 people in the United States, Canada, Puerto Rico, Europe and Hong Kong. In addition, the Company has joint venture operations in Canada and France. Of these, approximately 2,200 are production employees. Long Island City, New York production employees are unionized. On October 1, 1998, the hourly workers at the Long Island City facility, which produces products for the Company's Engine Management Division, initiated a work stoppage. The Company's labor contract with such workers expired on such date and the Company did not reach agreement with the workers on the terms of a new contract at that time. The workers returned to work on November 13, 1998 and on June 21, 1999 the Company and the workers agreed to a new three year labor contract, retroactively effective as of October 2, 1998. Production operated satisfactorily while the workers worked without a contract. The Company now has binding labor agreements with the workers at all of its unionized facilities. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 7, 2000. These workers represent approximately 4% of the Company's total workforce. The Company believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers.

(D)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       ----------------------------------------------------------------------
       SALES
       -----

       The Company sells its line of products primarily in the United States, with additional sales through Canada, Latin America, Europe and the Middle East. The table below shows the sales by geographic area for the last three years:

                                    (U.S. DOLLARS IN THOUSANDS)

                                            Revenues
                       -----------------------------------------------------
                                 1999               1998               1997
                                 ----               ----               ----
 United States              $ 586,781          $ 586,044          $ 493,823
 Canada                        27,331             25,513             25,748
 Other Foreign                 44,129             37,863             40,252
                       -----------------------------------------------------
 Total                      $ 658,241          $ 649,420          $ 559,823
                       =====================================================


Export sales originating from the United States for the years ended December 31, 1999, 1998 and 1997 were $7,920,000, $14,294,000 and 15,843,000 respectively, and have been included in the category, Other Foreign.

ITEM 2.    PROPERTIES
           ----------

The Company maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

The table below describes the Company's principal physical properties. (For information with respect to rentals, see note 18 of Notes to Consolidated Financial Statements).



                                                                                                                      OWNED OR
                            STATE OR                                                                           LEASE EXP.
   LOCATION                 COUNTRY           PRINCIPAL BUSINESS ACTIVITY                         SQUARE FEET    DATE
   --------                 -------           ---------------------------                         -----------    ----
   Corona                   CA                Manufacturing and Distribution                         78,200     2001
                                                 (Temperature Control)
   Ontario                  CA                Vacated-subleased                                     250,200     2003
   Bradenton                FL                Vacated-available for sublease                         52,000     2004
   Orlando                  FL                Manufacturing (Ignition)                               50,600     2006
   Cumming                  GA                Manufacturing (Temperature Control)                    32,000     2000
   Cumming                  GA                Distribution (Temperature Control)                     30,000     2000
   Elk Grove Village        IL                Manufacturing and Administration   (Temperature        25,080     2002
                                              Control)
   Bensenville              IL                Vacated-subleased                                      14,000     2002
   Edwardsville             KS                Manufacturing and Distribution (Wire)                 355,000     Owned
   Wilson                   NC                Manufacturing (Ignition)                               31,500     2008
   Reno                     NV                Distribution (Ignition)                                67,000     Owned
   Long Island City         NY                Administration and                                    318,000     Owned
                                                 Manufacturing (Ignition)
   Lewisville               TX                Administration and Distribution                       415,000     2009
                                                 (Temperature Control)
   Dallas                   TX                Vacated-subleased                                      42,700     2001
   Fort Worth               TX                Manufacturing & Distribution (Temperature             204,000     Owned
                                              Control)
   Fort Worth               TX                Manufacturing and Distribution  (Temperature          103,000     2004
                                              Control)
   Grapevine                TX                Manufacturing (Temperature Control)                   180,000     Owned
   Grapevine                TX                Storage                                                 5,000     2001
   Grapevine                TX                Storage                                                83,125     2004
   Irving                   TX                Training Center                                        13,400     2004
   Palestine                TX                Vacated and available for sublet                      200,000     2001
   Disputanta               VA                Distribution (Ignition)                               411,000     Owned
   Rural Retreat            VA                Vacated-subleased                                      72,400     2003
   Fajardo                  PR                Manufacturing (Ignition)                              114,000     2007
   Mississauga              CANADA            Administration and Distribution                       128,400     2006
                                                 (Ignition, Wire, Temperature Control)





                            STATE OR                                                                           LEASE EXP.
   LOCATION                 COUNTRY           PRINCIPAL BUSINESS ACTIVITY                         SQUARE FEET    DATE
   --------                 -------           ---------------------------                         -----------    ----

   St. Thomas               CANADA            Manufacturing (Temperature Control)                    40,000     Owned
   Strasbourg               FRANCE            Administration and Distribution (Temperature           16,146     2002
                                              Control)
   Hong Kong                HK                Manufacturing (Ignition)                               19,300     2003
   Reynosa                  MEXICO            Manufacturing (Wire)                                   62,500     2004
   Ashford                  ENGLAND           Administration and Distribution (Temperature           15,000     2013
                                              Control)
   Litchfield               ENGLAND           Manufacturing (Ignition)                                2,280     2001
   Nottingham               ENGLAND           Administration and Distribution                        29,000     Owned
                                                (Ignition and Wire)
   Nottingham               ENGLAND           Manufacturing (Ignition and Wire)                      46,777     Owned
   Nottingham               ENGLAND           Manufacturing (Ignition)                               10,000     2012
   Redditch                 ENGLAND           Administration and Distribution                        11,500     2000
                                                (Ignition and Wire)
   Sunbury @ Thames         ENGLAND           Administration and Distribution                        28,095     2007
                                                (Ignition and Wire)
   Brighton                 ENGLAND           Administration and Distribution                         1,600     2002
                                                     (Ignition and Wire)

ITEM 3.         LEGAL PROCEEDINGS
                -----------------
On January 28, 2000, a former significant customer of the Company currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $19,759,000 of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. In addition, this former customer seeks $10,500,000 from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company believes that these matters will not have a material effect on the Company's consolidated financial position or results of operations.

The Company is involved in various other litigation matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

                                     PART II
                                     -------

ITEM 5:   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          --------------------------------------------------
          STOCKHOLDER MATTERS:
          -------------------


The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The number of Shareholders of record of Common Stock on February 29, 2000 was approximately 644, including brokers who hold approximately 7,137,597 shares in street name. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.



----------------------------------------------------------------------------------------------------------------
 1999  QUARTER       HIGH       LOW       DIVIDEND      1998  QUARTER      HIGH         LOW          DIVIDEND
 ----  -------       ----       ---       --------      ----  -------      ----         ---          --------

       1st          $25.00      $20.50      $0.08                1st        $23.50      $16.31       $0.00
       2nd          $25.25      $20.44      $0.08                2nd        $25.00      $19.13       $0.00
       3rd          $29.62      $19.25      $0.09                3rd        $26.50      $21.00       $0.08
       4th          $19.62      $15.75      $0.09                4th        $24.69      $19.75       $0.08
----------------------------------------------------------------------------------------------------------------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company.

ITEM 6.        SELECTED FINANCIAL DATA
               -----------------------


                                                                                   Years Ended December 31,
                                                     -------------------------------------------------------------------------------
                                                            1999          1998          1997            1996              1995
                                                     -------------------------------------------------------------------------------
(In thousands, except per share data)

Net sales                                             $   658,241    $   649,420     $   559,823    $   513,407       $   452,253
Earnings (loss) from continuing operations before
extraordinary item                                    $     8,685    $    22,257     $   (1,620)    $    23,866       $    16,851
Earnings (loss) before extraordinary item
                                                      $     8,685    $    22,257     $  (34,524)    $    14,658       $    16,132
Net earnings (loss)                                   $     7,625    $    22,257     $  (34,524)    $    14,658       $    16,132
Earnings (loss) from continuing operations per
share - Basic                                         $      0.66    $      1.70     $    (0.12)    $      1.82       $      1.28
Earnings (loss) before extraordinary item per share
- Basic                                               $      0.66    $      1.70     $    (2.63)    $      1.12       $      1.23
Net earnings (loss) per share - Basic                 $      0.58    $      1.70     $    (2.63)    $      1.12       $      1.23
Working capital                                       $   205,806    $   178,324     $   177,426    $   210,962       $   232,173
Total assets                                          $   556,021    $   521,556     $   577,137    $   624,806       $   521,230
Long-term debt (excluding current portion)
                                                      $   163,868    $   133,749     $   159,109    $   172,387       $   148,665
Stockholders' equity                                  $   203,518    $   205,025     $   183,782    $   222,576       $   210,400
Stockholders' equity per share                        $     15.57    $     15.68     $     14.01    $     16.95       $     16.03
Cash dividends per common share                       $       .34    $       .16     $       .32    $       .32       $       .32




ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES

In 1999, cash provided by operations amounted to $26.0 million, compared to $110.4 million in 1998 and $73.4 million in 1997. The decrease is primarily attributable to lower earnings, a smaller decrease in accounts receivable, an increase in inventories and a decrease in accounts payable as compared to 1998 and 1997. Cash used in investing activities was $23.4 million in 1999, as capital expenditures and payments for acquisitions were partially offset by proceeds from the sale of property, plant and equipment. For the three years ended December 31, 1999, 1998 and 1997 capital expenditures totaled $14.4 million, $15.3 million and $15.6 million, respectively. Cash provided by financing activities was $13.7 million in 1999, as net proceeds from the issuance of new convertible debt (discussed below) more than offset $59.7 million in principal payments of long term debt and $9.8 million in repurchases of the Company's common stock. Dividends paid for the three years ending December 31, 1999, 1998 and 1997 were $4.5 million, $2.1 million and $4.2 million, respectively. In the first two quarters of 1998 the Company suspended the dividend due to a deterioration in financial performance. The dividend was reinstated in the third quarter of 1998 as the Company's financial results and prospects greatly improved. In the third quarter of 1999, the Board of Directors increased the regular quarterly dividend from $.08 to $.09 per share.

On July 26, 1999, the Company issued 6.75% Convertible Subordinated Debentures in the aggregate principal amount $90,000,000. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock, and mature on July 15, 2009. The proceeds from the Convertible Debentures were used to prepay the 8.6% senior note payable, reduce short term bank borrowings and repurchase a portion of the Company's common stock. The issuance of these Debentures strengthened the Company's balance sheet, as it allowed the Company to reduce higher interest debt. The additional proceeds will be used to fund strategic acquisitions and repurchase additional shares of the Company's common stock.

On November 30, 1998, the Company entered into a new three year revolving credit facility with eight lending institutions, providing for a $110,000,000 unsecured line of credit. The facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option is determined by the Company's ratio of Consolidated Debt to Earnings Before Interest, Taxes, Depreciation and Amortization. The terms of the revolving credit facility included, among other provisions, the requirement for a clean-down to $10,000,000, or less, for any consecutive 30 days during each 12 month period of the facility, and maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At December 31, 1999 the Company did not comply with certain covenant requirements for which the Company received waivers and amendments on March 3, 2000. One of the amendments changes the clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000.

In connection with the Company's 10.22% senior note payable, at December 31, 1999, the Company did not comply with certain covenant requirements. The Company elected to prepay the balance on March 13, 2000. In connection with this prepayment, the Company will reflect an extraordinary loss of approximately $0.5 million in the first quarter of 2000 related to prepayment penalties and the write-off of deferred loan costs. Including the prepayment, the Company's long-term debt repayments in 2000 will be approximately $28.9 million.

The Company sells certain accounts receivable to an independent financial institution, through its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At December 31, 1999 the Company did not comply with such requirements for which the Company received a waiver dated March 10, 2000. At December 31, 1999 and 1998, net accounts receivables amounting to $20,000,000 and $25,000,000, respectively, had been sold under this agreement.

In 1998 and 1999 the Board of Directors authorized three repurchase programs under which the Company could repurchase a total of 1,050,000 shares of its common stock at a cost of up to $22 million. The stock purchased is to be used to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 1999 the Company may repurchase up to an additional 551,500 shares at a maximum cost of $12.4 million. On March 2, 2000 the Board of Directors authorized an additional 500,000 share repurchase program at a cost of up to $8,000,000.

The Company expects capital expenditures for 2000 to be approximately $18 million, primarily for new machinery and equipment.

The Company's profitability and working capital requirements have become more seasonal with the increased sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit.

The Company anticipates that its present sources of funds will continue to be adequate to meet its near term needs.

COMPARISON OF 1999 TO 1998

Net sales in 1999 were $658.2 million, an increase of $8.8 million or 1.4% from the comparable period in 1998. The Company's 1999 results include twelve months of sales of the temperature control business acquired from Cooper Industries, while 1998 results reflect nine months. Excluding revenues from acquisitions not present in 1998, sales decreased by $57.4 million or 8.8%, as compared to 1998. Net Sales in our Temperature Control Division increased by $30.6 million, however, after giving consideration to acquisitions not present in 1998, net sales decreased by $21.0 million, or 7.1%, as compared to 1998. The decrease is primarily a function of a higher level of warranty and overstock returns; non-recurring costs of approximately $7 million (before income taxes) associated with the consolidating and balancing of Four Seasons and Cooper inventories in the field; and the negative impact of mild weather conditions on automotive air conditioning and heating product gross sales. With respect to our Engine Management Division, net sales decreased by $22.6 million as compared to 1998. Excluding the affects of acquisitions not present in 1998, net sales decreased by $37.2 million, or 10.7%. Net sales declines in the Engine Management Division reflect the continued weakness in the automotive aftermarket and reduced orders from a major customer, as this customer absorbed inventory acquired from APS Holding Corporation, a former customer currently in bankruptcy proceedings.

Sales were predominately in the U.S., as 89% of sales were to domestic customers. Sales in Europe and other export markets increased by 16.5% in 1999, primarily due to the acquisitions of Webcon UK Limited and Lemark Auto Accessories in early 1999.

Gross margins, as a percentage of net sales, decreased to 29.2% in 1999 from 31.7% in 1998. On an overall basis, this decline reflects a higher mix of Temperature Control products with lower average gross margins than Engine Management products. Temperature Control gross margins were negatively impacted by the customer returns and non-recurring costs discussed above and by discounts related to a pre-season selling program which was not present in 1998. Engine Management margins were negatively impacted by reduced sales volume and the related unfavorable changes in overhead absorption at certain facilities. As a result, gross profit on a consolidated basis decreased in 1999 by $13.5 million as compared to 1998.

Selling, general and administrative expenses (SG&A) increased approximately $0.9 million in 1999, primarily a result of SG&A expenses related to entities acquired in 1999, not present in 1998. As a percentage of net sales, SG&A decreased from 24.9% to 24.7%. This decrease reflects the Company's continued focus on cost reduction programs implemented in 1998, the integration of the Cooper Industries' temperature control business into the existing Four Seasons infrastructure and lower compensation costs related to the Company's EVA incentive compensation program and retirement/profit sharing program.

Operating Income decreased by $14.4 million, or 32.7% in 1999, primarily due to the decline in gross profit discussed above. Results of the Engine Management Division, as compared to a year ago, reflected a reduction in operating income of $4.6 million due to lower sales and the negative impact on overhead absorption. The underabsorption of overhead experienced at certain facilities has also been impacted by the divestiture of the Service Line business, which shared these facilities. Plans are being considered to reduce these costs in 2000.

Operating Income at the Temperature Control Division decreased by $2.4 million, or 12.1%, primarily for the reasons cited above. The Company has strengthened its controls and procedures for accepting authorized customer warranty returns in 2000, and has completed the consolidation of its manufacturing and distribution facilities. These changes are expected to have a favorable impact on 2000 results and beyond.

Other expense, net, decreased from $1.4 million in 1998 to $1.2 million in 1999, as gains from selling certain administrative and distribution facilities offset costs incurred in connection with the Company's decision to exit its Heat Battery joint venture in Canada.

Interest expense decreased by approximately $0.5 million to $16.0 million in 1999, primarily due to more favorable borrowing rates.

Income tax expense decreased from $3.6 million in 1998 to $3.3 million in 1999. However, the effective tax rate increased from 13.7% in 1998 to 27% in 1999 due to a decrease in earnings from the Company's Puerto Rico and Hong Kong subsidiaries, which have lower tax rates than the United States statutory rate.

On July 26, 1999 the Company prepaid the entire outstanding balance of the 8.6% senior note payable in the amount of $37,143,000. In connection with this prepayment, the Company incurred an extraordinary loss of $1,060,000, net of taxes, for prepayment penalties and the write-off of deferred loan costs.

COMPARISON OF 1998 TO 1997

Net sales in 1998 were $649.4 million, an increase of $89.6 million or 16.0% from the comparable period in 1997. Excluding revenues from acquisitions not present in 1997, total net sales increased by $11.6 million, or 2.1%, as compared to 1997. Sales increases in the Temperature Control division, reflecting market share gains, product line expansions and the impact of an extremely hot summer were partially offset by sales declines in the Engine Management division reflecting the weakness in the automotive aftermarket and reduced sales to APS, one of the Company's largest customers, as it worked its way through bankruptcy proceedings. Sales remain focused in the U.S., as 90% of sales were to domestic customers. Sales to Canada, Europe and other export markets remained relatively flat in 1998.

Cost of goods sold increased by $63.5 million from $380.3 million to $443.8 million. Gross margins, as a percentage of net sales, decreased from 32.1% in 1997 to 31.7% in 1998. This decline reflects a higher mix of Temperature Control products with lower average gross margins than Engine Management products. Gross margins also were negatively affected by the Cooper transaction due to the higher carrying cost of the acquired inventory compared with comparable products produced by the Company's existing Temperature Control business.

Selling, general and administrative expenses (SG&A) in 1998, excluding bad debt expenses, increased by $1.6 million, or 1.0%, while net sales increased 16%. As a percentage of net sales, SG&A expenses excluding bad debt expenses decreased from 28.1% in 1997 to 24.5% in 1998. The 3.6 point improvement in SG&A expenses resulted primarily from lower new customer acquisition costs and the partial integration of the Cooper Industries' temperature control business into the existing Temperature Control infrastructure. Selling expenses also were reduced, as a further restructuring of the sales force was completed.

Other income (expense), net, decreased by $2.4 million, primarily due to losses related to continuing joint ventures and the write-off of the carrying value of a Chinese joint venture and one original equipment venture.

The Company's earnings before interest and taxes increased to $42.5 million from $10.5 million in 1997. This increase was a direct result of the cost reductions discussed above, combined with the non-recurrence of the $10.5 million in bad debt expense recorded in 1997, due to the bankruptcy filing of APS, Inc.

Interest expense increased by $2.3 million to $16.4 million resulting from several factors including; interest costs related to discontinued operations in 1997 and higher average interest rates in 1998 partially offsetting lower outstanding borrowings during 1998. When including interest expense related to discontinued operations, interest expense decreased by $2.2 million, primarily as a result of lower outstanding borrowings.

Income tax expense related to continuing operations in 1998 was $3.6 million, compared to a benefit of $2.4 million in 1997, when the Company posted a net loss. Earnings from the Company's Puerto Rico and Hong Kong subsidiaries resulted in a 1998 effective tax rate that is lower than the statutory corporate rate in the U.S.

IMPACT OF INFLATION

Although inflation is not a significant issue, the Company's management believes it will be able to continue to minimize any adverse effect of inflation on earnings. This will be achieved principally by cost reduction programs and, where competitive situations permit, selling price increases.

FUTURE RESULTS OF OPERATIONS

The Company continues to face competitive pressures. In order to sell at competitive prices while maintaining profit margins, the Company is continuing to focus on overhead and cost reduction. The Company anticipates that its recently completed facilities rationalization to consolidate three distribution centers into one for the Temperature Control Division, merge the Eaglemotive fan clutch acquisition into the Hayden operation in California and move two US wire manufacturing plants into a single facility in Reynosa, Mexico, will result in cost savings and should have a favorable impact on 2000 and 2001 results.

In the fourth quarter of 1999, the Company launched its new pack-to-order warehouse management system at its largest distribution center in Disputanta, Va.. This pack-to-order concept maintains inventory in a bulk state until just prior to shipping and will allow the Company to reduce inventory levels and packaging costs. This system is expected to become fully operational during 2000.

YEAR 2000

The Company worked diligently to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company established a comprehensive response to its year 2000 exposure. Generally, the Company had year 2000 exposure in two areas: (i) information technology ("IT") systems and (ii) non-IT systems. At June 1998, the Company had completed an inventory of its internal IT systems and made a preliminary determination of which programs were or were not year 2000 compliant. The Company substantially completed year 2000 testing and remediation on its critical information technology systems in June 1999 and completed its Year 2000 testing and remediation on its non-critical information technology systems and non-information technology systems in the fourth quarter of 1999.

As of this date, the Company has not experienced any significant business disruptions or system failures as a result of the Year 2000 issue. There have been no substantial Year 2000 related issues reported from our major customers, suppliers, financial institutions or other business partners. Although the Year 2000 event has occurred, and while there can be no assurance that there will be no problems related to the Year 2000 for a period of time after January 1, 2000, the Company believes it will not be adversely impacted by the Year 2000 issue.

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect SFAS No. 133 to have a material impact on the Company's results of operations or financial position.

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

EXCHANGE RATE RISK

The Company has exchange rate exposure, primarily, with respect to the Canadian Dollar and the British Pound. The Company's financial instruments which are subject to this exposure amount to approximately $3.6 million, which includes $14.4 million of indebtedness of the Company, $5.8 million in accounts payable and $16.6 million of accounts receivable. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on the earnings or cash flows of the Company. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on the Company's foreign-currency denominated revenues.

INTEREST RATE RISK

At December 31, 1999 the Company had approximately $195 million in loans and financing outstanding, of which approximately $181 million bear interest at fixed interest rates and approximately $14 million bear interest at variable rates of interest. The Company invests its excess cash in highly liquid short-term investments. Due to the fact that the majority of the Company's debt is at fixed rates with various maturities and due to the short-term nature of cash investments, the potential loss to the Company over one year, that would have resulted from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rates applicable to financial assets and liabilities on December 31, 1999 would not be expected to have a material impact on the earnings or cash flows of the Company. However, due to seasonality with respect to the Company's short-term financing, which is at variable rates, the market risk may be higher at various points throughout the year. The Company's existing three year credit facility provides a $110 million unsecured line of credit, subject to a borrowing base as defined and consists of two variable based interest options. Depending upon the level of borrowings, under this credit facility, which may at times approach $110 million, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have a material impact on the earnings or cash flows of the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------



INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                                        KPMG LLP

New York, New York
February 25, 2000, except as to notes 4, 8 and 9, which are as of March 10, March 3 and March 13 respectively

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)                                  Years Ended December 31,
                                                                    ------------------------------------------------
                                                                           1999            1998               1997
-------------------------------------------------------------------------------------------------------------------
Net sales .......................................................    $    658,241     $    649,420     $    559,823
Cost of sales ...................................................         466,110          443,798          380,335
-------------------------------------------------------------------------------------------------------------------
        Gross profit ............................................    $    192,131          205,622          179,488
Selling, general and administrative expenses ....................         162,587          161,691          170,033
-------------------------------------------------------------------------------------------------------------------
        Operating income ........................................          29,544           43,931            9,455
Other income (expense), net (Notes 4 and 14) ....................          (1,207)          (1,422)             998
-------------------------------------------------------------------------------------------------------------------
        EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST,
        TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM .........          28,337           42,509           10,453
-------------------------------------------------------------------------------------------------------------------
Interest expense (Note 3) .......................................          15,951           16,419           14,158
-------------------------------------------------------------------------------------------------------------------
        EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
        TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEM .........          12,386           26,090           (3,705)
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes (Note 15) ............................           3,344            3,577           (2,417)
Minority interest ...............................................            (357)            (256)            (332)
-------------------------------------------------------------------------------------------------------------------
        EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
        EXTRAORDINARY ITEM ......................................           8,685           22,257           (1,620)
-------------------------------------------------------------------------------------------------------------------
Discontinued operations (Note 3)
        Loss from operations of discontinued Brake Group ........            --               --               (568)
        Estimated loss on disposal of Brake Group ...............            --               --            (14,500)
        Loss from operations of discontinued Service Line Group .            --               --             (5,336)
        Estimated loss on disposal of Service Line Group ........            --               --            (12,500)
-------------------------------------------------------------------------------------------------------------------
        LOSS FROM DISCONTINUED OPERATIONS .......................            --               --            (32,904)
-------------------------------------------------------------------------------------------------------------------
        EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM ...............           8,685           22,257          (34,524)
-------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment of debt, net of
taxes of $707 (Note 9) ..........................................           1,060             --               --
-------------------------------------------------------------------------------------------------------------------
          NET EARNINGS (LOSS) ...................................    $      7,625     $     22,257     $    (34,524)
-------------------------------------------------------------------------------------------------------------------


NET EARNINGS (LOSS) PER COMMON SHARE - BASIC:

        Earnings (loss) from continuing operations ..............    $       0.66     $       1.70     $      (0.12)
        Loss from discontinued operations .......................            --               --       $      (2.51)
        Extraordinary loss from early extinguishment of debt ....           (0.08)            --               --
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC ....................    $       0.58     $       1.70     $      (2.63)
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
-------------------------------------------------------------------------------------------------------------------
        Earnings (loss) from continuing operations ..............    $       0.66     $       1.69     $      (0.12)
        Loss from discontinued operations .......................            --               --       $      (2.51)
        Extraordinary loss from early extinguishment of debt ....           (0.08)            --               --
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED ..................    $       0.58     $       1.69     $      (2.63)
-------------------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES .................................      13,073,272       13,077,392       13,119,404
AVERAGE NUMBER OF COMMON SHARES AND DILUTIVE
        COMMON SHARES ...........................................      13,145,743       13,167,842       13,119,404
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                                     December 31,
                                                                     ---------------------
                                                                         1999      1998
------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents .....................................    $  40,380  $  23,457
  Accounts receivable, less allowances for discounts and
    doubtful accounts of $4,611 (1998-$4,525) (Note 4) ..........      119,635    122,008
  Inventories (Note 5) ..........................................      188,400    174,092
  Deferred income taxes (Note 15) ...............................       13,830     11,723
  Prepaid expenses and other current assets .....................       12,448     11,231
------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS ....................................      374,693    342,511
------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 6 AND 9) ..............      106,578    109,404
------------------------------------------------------------------------------------------
GOODWILL, NET ...................................................       41,619     39,232
------------------------------------------------------------------------------------------
OTHER ASSETS (NOTE 7) ...........................................       33,131     30,409
------------------------------------------------------------------------------------------
        TOTAL ASSETS ............................................    $ 556,021  $ 521,556
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable- banks (Note 8) .................................    $   2,645  $   3,555
  Current portion of long-term debt (Note 9) ....................       28,912     22,404
  Accounts payable ..............................................       41,708     48,414
  Sundry payables and accrued expenses ..........................       64,826     60,905
  Accrued customer returns ......................................       22,698     16,296
  Payroll and commissions .......................................        8,098     12,613
------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES ...............................      168,887    164,187
------------------------------------------------------------------------------------------
LONG-TERM DEBT (NOTE 9) .........................................      163,868    133,749
------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND
  OTHER ACCRUED LIABILITIES (NOTE 13) ...........................       19,748     18,595
------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 9, 10, and 18)
Stockholders' equity (Notes 9, 10, and 11):
  Common Stock - par value $2.00 per share:
    Authorized 30,000,000 shares, issued 13,324,476
        shares in 1999 and 1998 (including 598,154
        and 268,126 shares held as treasury shares
        in 1999 and 1998, respectively) .........................       26,649     26,649
  Capital in excess of par value ................................        2,957      2,951
  Retained earnings .............................................      184,848    181,679
  Accumulated other comprehensive income (loss) .................          714       (516)
------------------------------------------------------------------------------------------
                                                                       215,168    210,763
Less: Treasury stock-at cost ...................................       11,650      5,738
------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY ..............................      203,518    205,025
------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............    $ 556,021  $ 521,556
------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                             Years Ended December 31,
                                                                   ------------------------------------
                                                                       1999         1998         1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss) ...............................................  $   7,625    $  22,257  $ (34,524)
Adjustments to reconcile net
earnings to net cash provided by operating activities:
  Depreciation and amortization ...................................     17,230       17,274     18,980
  (Gain) loss on disposal of property, plant & equipment ..........     (2,564)         226         64
  Equity loss (income) from joint ventures ........................      4,118        2,078     (1,335)
  Employee stock ownership plan allocation ........................      1,739        1,665      1,680
  Tax benefit related to employee benefit plans ...................        290          510        108
  (Increase) decrease in deferred income taxes ....................     (4,552)       2,992     (2,393)
  Extraordinary loss on repayment of debt .........................      1,767         --         --
  Loss on sale of business ........................................       --          1,500       --
  Provision for loss on disposal of assets of
    discontinued operations .......................................       --           --       27,000
  Change in assets and liabilities, net of effects
    from acquisitions and disposals:
    (Increase) decrease in accounts receivable, net ...............     15,782       27,534     10,210
    (Increase) decrease in inventories ............................     (5,944)      27,733     42,478
    (Increase) decrease in other assets ...........................     (1,514)         131     12,366
    Increase (decrease) in accounts payable .......................    (10,349)      12,833      1,899
    Increase (decrease) in other current assets and liabilities ...       (242)         232     (4,916)
    Increase (decrease) in sundry payables and accrued expenses ...     (2,598       (6,589)     1,755
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................     25,984      110,376       73,372
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from the sale of property, plant and equipment ...........      8,420          702         --
Capital expenditures, net of effects from acquisitions ............    (14,423)     (15,325)     (15,597)
Payments for acquisitions, net of cash acquired ...................    (17,381)     (13,997)     (16,313)
Proceeds from sale of business ....................................       --          6,808         --
--------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES .............................    (23,384)     (21,812)     (31,910)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net repayments under line-of-credit agreements ....................       (819)     (52,333)     (18,671)
Net proceeds from issuance of long-term debt ......................     86,568          700       13,096
Principal payments of long-term debt ..............................    (59,664)     (27,046)     (17,924)
Proceeds from exercise of employee stock options ..................      1,830        1,579          192
Purchase of treasury stock ........................................     (9,765)      (2,614)      (1,528)
Dividends paid ....................................................     (4,456)      (2,092)      (4,197)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............     13,694      (81,806)     (29,032)
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ...........................        629         (110)        (287)
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents .........................     16,923        6,648       12,143
Cash and cash equivalents at beginning of year ....................     23,457       16,809        4,666
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................  $  40,380    $  23,457    $  16,809
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ......................................................  $  14,733    $  17,840    $  20,154
    Income taxes ..................................................  $   6,205    $   1,799    $   3,391
--------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


(In thousands)

Years Ended December 31, 1999, 1998 and 1997

                                        Accumulated
                Capital in      Loan            Other
        Common  Excess of       to      Retained        Comprehensive   Treasury
        Stock   Par Value       ESOP    Earnings        Income (Loss)   Stock   Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996 .....................   $ 26,649    $  2,705    $ (3,345)   $200,235   $     71    $ (3,739)  $222,576
Comprehensive Income: ............................
  Net loss .......................................                                        (34,524)                          (34,524)
  Foreign currency translation adjustment ........                                                      (525)                  (525)
                                                                                                                           --------
    Total comprehensive income (loss) ............                                                                          (35,049)
Cash dividends paid ..............................                                         (4,197)                           (4,197)
Exercise of employee stock options ...............                    (50)                                           242        192
Tax benefits applicable to
  Employee Stock Ownership Plan ..................                    108                                                       108
Employee Stock Ownership Plan ....................                              1,680                                         1,680
Purchase of treasury stock .......................                                                                (1,528)    (1,528)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997 .....................     26,649       2,763      (1,665)    161,514       (454)     (5,025)   183,782
Comprehensive Income: ............................
  Net earnings ...................................                                         22,257                            22,257
  Foreign currency translation adjustment ........                                                       (62)                   (62)
                                                                                                                           --------
    Total comprehensive income ...................                                                                           22,195
Cash dividends paid ..............................                                         (2,092)                           (2,092)
Exercise of employee stock options ...............                   (322)                                         1,901      1,579
Tax benefits applicable to
  the exercise of employee stock options .........                    510                                                       510
Employee Stock Ownership Plan ....................                              1,665                                         1,665
Purchase of treasury stock .......................                                                                (2,614)    (2,614)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998 .....................     26,649       2,951           0     181,679       (516)     (5,738)   205,025
Comprehensive Income: ............................
  Net earnings ...................................                                          7,625                             7,625
  Foreign currency translation adjustment ........                                                     1,230                  1,230
                                                                                                                           --------
    Total comprehensive income ...................                                                                            8,855
Cash dividends paid ..............................                                         (4,456)                           (4,456)
Exercise of employee stock options ...............                   (381)                                         2,211      1,830
Tax benefits applicable to
the exercise of employee stock options ...........                    290                                                       290
Employee Stock Ownership Plan ....................                     97                                          1,642      1,739
Purchase of treasury stock .......................                                                                (9,765)    (9,765)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999 .....................   $ 26,649    $  2,957    $      0    $184,848   $    714    $(11,650)  $203,518
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------
PRINCIPLES OF CONSOLIDATION

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

USE OF ESTIMATES
        In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, depreciation and amortization of long-lived assets, deferred tax asset valuation allowance and sales return allowances. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Where appropriate, certain amounts in 1997 and 1998 have been reclassified to conform with the 1999 presentation.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

         At December 31, 1999 and 1998, held-to-maturity securities amounted to $7,200,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of December 31, 1999, the held-to-maturity securities mature within four years.

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

GOODWILL

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization at December 31, 1999 and 1998, was $9,293,000 and $5,906,000, respectively.

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

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The annual net postretirement benefit liability and related expense under the Company's benefit plans are determined on an actuarial basis. The Company's current policy is to pay these benefits as they become due. Benefits are determined primarily based upon employees' length of service.

INCOME TAXES

        Deferred income taxes result from temporary differences in methods of recording certain revenues and expenses for financial reporting and income tax purposes (see Note 15).

NET EARNINGS PER COMMON SHARE

        The Company presents two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Dilutive" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from net income per common share.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


         Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share (net income as reported is the numerator in each calculation):

                                          1999           1998           1997
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding            13,073,272      13,077,392      13,119,404
Effect of dilutive
        securities - options              72,471          90,450          --
--------------------------------------------------------------------------------
Weighted average common equivalent
        shares outstanding-
        assuming dilution             13,145,743      13,167,842      13,119,404
--------------------------------------------------------------------------------

STOCK OPTION PLANS

         The Company accounts for its stock option plans in accordance with the provisions of SFAS No. 123 "Accounting for Stock Based Compensation." As permitted by this statement, the Company has chosen to continue to apply the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for options granted. As required, the Company provides pro forma net income and pro forma earnings per share disclosures for stock option grants, as if the fair value based method defined in SFAS No. 123 had been applied. (See Note 11)

CONCENTRATIONS OF CREDIT RISK

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

         The Company performs ongoing credit evaluations of its customers' financial conditions. Members of one marketing group represent the Company's largest group of customers and accounted for approximately 14% 13%, and 14% of consolidated net sales (including sales of discontinued operations) for the years ended December 31, 1999, 1998 and 1997, respectively. One individual member of this marketing group accounted for 9%, 10% and 9% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's five largest individual customers, including members of this marketing group, accounted for 35%, 30% and 32% of net sales in 1999, 1998, and 1997, respectively.

2. ACQUISITIONS

         During 1999 and 1998, the Company acquired and accounted for as a purchase, four businesses as follows:

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

         On the basis of a pro forma consolidation, as if the Moog Automotive temperature control business had been acquired at the beginning of 1997, the Company's consolidated results would have been as follows:

                                                            Pro forma results
                                                        ------------------------
(Dollars in thousands except per share data)                1998       1997
--------------------------------------------------------------------------------
Net sales                                                $671,891    $685,570
--------------------------------------------------------------------------------
Net earnings (loss) from continuing
        operations                                        $21,464     $(4,840)
--------------------------------------------------------------------------------
Net earnings (loss) from continuing
        operations per common share                         $1.64       $(0.37)
--------------------------------------------------------------------------------

         Such pro forma information does not purport to be indicative of the results of operations that would have actually been attained if the acquisition had been consummated as of January 1, 1997. In addition, the pro forma financial information does not purport to be indicative of future results of operations.

         In January 1999, the Company acquired 85% of the stock of Webcon UK Limited, and, through its UK joint venture Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited located in Sunbury-on-Thames England, for approximately $3,500,000. The remaining 15% was acquired in January 2000. The acquisition increased consolidated net sales by approximately $12 million in 1999 and had an immaterial effect on net earnings for the year ended December 31, 1999.

         In February 1999, the Company acquired 100% of the stock of Eaglemotive Corporation for approximately $12,400,000. The acquisition increased consolidated net sales by approximately $22 million in 1999 and had an immaterial effect on net earnings for the year ended December 31, 1999.

         In April 1999, the Company acquired Lemark Auto Accessories Limited, located in Redditch, England, for approximately $1,900,000. The acquisition increased consolidated net sales by approximately $3 million and had an immaterial effect on net earnings for the year ended December 31, 1999.

        The Company's acquisitions, with the exception of the exchange for the Moog Automotive temperature control business, were funded from cash and short term borrowings. Assets acquired in all of the acquisitions consisted primarily of inventory and property, plant and equipment. The purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair value at the dates of acquisition. In aggregate, the excess of the purchase price over the fair value of the net assets acquired during 1999 and 1998 was approximately $5,687,000 and $11,650,000, respectively. The operating results of these acquired businesses have been included in the consolidated financial statements from the date of each respective acquisition.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

3. DISCONTINUED OPERATIONS

BRAKE BUSINESS

        In connection with the exchange transaction described in note 2, during the fourth quarter of 1997 the Company recorded a provision of $14,500,000, consisting of an estimated loss on the disposal of the Brake business of $14,000,000 and a provision of $500,000 for anticipated operating losses until the completion of the disposal. The income (loss) from operations of the discontinued Brake business included an allocation of consolidated interest based upon the ratio of net assets of the discontinued Brake business to the total net assets of the Company which are applicable to interest bearing expenses. The interest allocated to the discontinued Brake business amounted to $1,112,000 and $5,183,000 for the years ended December 31, 1998 and 1997, respectively. The Company's 1999 and 1998 results do not include any income or loss from the discontinued Brake business as these anticipated losses were included in the 1997 provision. The $14,500,000 loss associated with the disposal of the Brake business reflects no income tax benefit. As of December 31, 1998, substantially all of the assets of the discontinued Brake business were either sold or disposed of.

SERVICE LINE BUSINESS

         In the fourth quarter of 1998, the Company completed the largest phase of its agreement to sell its Service Line business to R&B, Inc. This transaction involved the sale of selected assets of the Champ Service Line and the Pik-A-Nut Fastener Line. The final phase, involving the sale of the Everco Brass & Brake Line, acquired in the Moog automotive exchange, was completed in the first quarter of 1999.

         In the fourth quarter of 1997, the Company recorded a provision of $12,500,000, consisting of an estimated loss on the sale of the business of $12,000,000 and a provision of $500,000 for anticipated operating losses until the closing of the sale. The loss from operations of the discontinued Service Line business included an allocation of consolidated interest based upon the ratio of net assets of the discontinued Service Line business to the total net assets of the Company which are applicable to interest bearing expenses. The interest allocated to the discontinued Service Line business amounted to $629,000 and $975,000 for the years ended December 31, 1998 and 1997, respectively. The Company's 1999 and 1998 results do not include any income or loss from the discontinued Service Line business as these anticipated losses were included in the 1997 provision. The $12,500,000 loss associated with the disposal of the Service Line business reflects no income tax benefit. As of December 31, 1998, substantially all of the assets of the discontinued Service Line business were either sold or disposed of.

4. SALE OF ACCOUNTS RECEIVABLE

         The Company sells certain accounts receivable through its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. and an independent financial institution entered into a three year agreement whereby SMP Credit Corp. can sell up to a $25,000,000 undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At December 31, 1999 the Company did not comply with this requirement, for which the Company received a waiver dated March 10, 2000. At December 31, 1999 and 1998, net accounts receivables amounting to $20,000,000 and $25,000,000, respectively, had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable and the related fees and discounting expense were recorded as Other Expense.

5. INVENTORIES

                                                             December 31,
                                                       ----------------------
        (In thousands)                                    1999         1998
        ---------------------------------------------------------------------
        Inventories consist of:
        Finished goods                                  $110,802     $120,108
        Work in process                                    5,393        4,867
        Raw materials                                     72,205       49,117
        ---------------------------------------------------------------------
        Total inventories                               $188,400     $174,092
        ---------------------------------------------------------------------

6. PROPERTY, PLANT AND EQUIPMENT

                                                              December 31,
                                                       -----------------------
        (In thousands)                                     1999         1998
        ---------------------------------------------------------------------
        Property, plant and equipment consist of the following:

          Land, buildings and improvements              $ 60,046     $ 64,080
          Machinery and equipment                         99,223       88,282
          Tools, dies and auxiliary equipment             10,691        8,412
          Furniture and fixtures                          24,783       21,542
          Leasehold improvements                           6,247        5,130
          Construction in progress                        12,986       18,068
                                                        --------     --------
                                                         213,976      205,514
          Less accumulated depreciation
          and amortization                               107,398       96,110
        ---------------------------------------------------------------------
          Total property, plant and
          equipment, net                                $106,578     $109,404
        ---------------------------------------------------------------------

7. OTHER ASSETS

                                                               December 31,
                                                       -----------------------
        (In thousands)                                      1999        1998
        ----------------------------------------------------------------------
        Other assets consist of the following:
          Marketable securities                         $  7,200     $  7,200
          Unamortized customer supply agreements           2,838        3,311
          Equity in joint ventures                         1,439        4,698
          Deferred income taxes                            6,614        4,169
          Deferred loan costs                              5,091        2,894
          Other                                            9,949        8,137
        ---------------------------------------------------------------------
          Total other assets                            $ 33,131     $ 30,409
        ---------------------------------------------------------------------

         Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $58,041,000, 72,754,000 and $72,529,000 in 1999, 1998, and 1997, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


8. NOTES PAYABLE - BANKS

         On November 30, 1998, the Company entered into a three year revolving credit facility with eight lending institutions, providing for a $110,000,000 unsecured line of credit, subject to a borrowing base as defined. This facility consists primarily of two interest rate options, one a function of LIBOR and the other a function of the prime rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization. The Company incurred commitment fees of approximately .70% of the total facility. The terms of the revolving credit facility include, among other provisions, the requirement for a clean-down to $10,000,000 or less, for any consecutive 30 days during each 12 month period of the facility, maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At December 31, 1999 the Company did not comply with certain covenant requirements for which the Company received waivers and amendments dated March 3, 2000. One of the amendments changes the clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000. There were no outstanding borrowings under this facility at December 31, 1999 and 1998.

        In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under that facility was $2,645,000 and $3,555,000 at December 31, 1999 and 1998,
respectively. The weighted average interest rates on these borrowings at December 31, 1999 and 1998 were 7.1% and 8.4%, respectively.

9. LONG-TERM DEBT

                                                        December 31,
                                                  ---------------------
        (In thousands)                             1999          1998
        ---------------------------------------------------------------
        Long-term debt consists of:
          6.75% convertible subordinated
          debentures                              $ 90,000     $   --
          7.56% senior note                         73,000       73,000
          8.60% senior note                          --          37,143
          10.22% senior note                        14,000       21,500
          Canadian Credit Facility                   6,811       10,960
          7.50%-10.50% purchase obligations          2,166        2,833
          5.0%-8.8% Facilities                       4,941        6,411
          5.0% Notes Payable - Honeywell             1,000        3,000
          Other                                        862        1,306
        ---------------------------------------------------------------
                                                   192,780      156,153
          Less current portion                      28,912       22,404
        ---------------------------------------------------------------
          Total non-current portion of
          long-term debt                          $163,868     $133,749
        ---------------------------------------------------------------

         On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90,000,000. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock. The Company may, at its option, redeem some or all of the Debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined, occurs at the Company, the Company will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The Company incurred fees in relation to the offering of approximately $3,400,000. Net proceeds from the offering were used to pre-pay the 8.6% senior note payable, including prepayment penalties, repurchase a portion of the Company's common stock and pay down short term bank borrowings.

         Under the terms of the $73,000,000 senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000. The senior note agreement contains restrictive covenants which requires the maintenance of defined levels of working capital, tangible net worth and earnings and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock.

         Under the terms of the $37,143,000 senior note agree-ment, the Company was required to repay the loan in four equal annual installments from 1999 through 2002. On July 26, 1999, the Company utilized the proceeds from the convertible debentures to prepay the entire outstanding balance of $37,143,000. In connection with this prepayment, the Company incurred a $1,060,000, extraordinary loss (net of taxes) .

         Under the terms of the $14,000,000 senior note agreement, the Company was required to repay the loan in four varying annual installments from 2000 through 2003. On December 31, 1999 the Company did not comply with certain covenants. The Company elected to prepay the balance on March 13, 2000. This amount is classified in the December 31, 1999 balance sheet as current. In connection with this prepayment, the Company incurred an extraordinary loss for prepayment penalties and the write-off of deferred loan costs of approximately $500,000, net of taxes. This extraordinary loss will be reflected in 2000's results of operations.

           Under the terms of a Canadian (CDN) credit agreement, the Company is required to repay the loan as follows: $2,000,000 CDN in 2000, and 2001, and a final payment of $6,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options which averaged 4.9% for 1999.

         The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by properties having a net book value of approximately $11,300,000 at December 31, 1999.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


         The Company holds a 74.3% equity interest in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, which has various existing credit facilities that mature by 2003.

         Under the terms of an unsecured note agreement with Honeywell (formerly AlliedSignal), the final payment of $1,000,000 is due in 2000.

         Maturities of long-term debt during the five years ending December 31, 2000 through 2004, are $28,912,000, $13,776,000, $16,455,000, $11,873,000 and
$10,609,000, respectively.

10. STOCKHOLDERS' EQUITY

         The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 1999.

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

         In 1998 and 1999 the Board of Directors authorized three repurchase programs under which the Company could repurchase a total of 1,050,000 shares of its common stock at a cost of up to $22,000,000. The stock purchased was to be used to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 1999 the Company may repurchase up to an additional 551,500 shares at a maximum cost of $12,446,000 under the above-referenced authorizations. On March 2, 2000 the Board of Directors authorized an additional 500,000 share repurchase program at a cost of up to $8,000,000.

11. STOCK OPTIONS

         The Company has principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, the Company is authorized to issue 400,000 stock options. The options become exercisable over a four year period and expire at the end of five years following the date they become exercisable. The 1994 Omnibus Stock Option Plan was amended during 1997 to increase the number of shares authorized for issuance to 1,000,000 shares. Under the 1996 Independent Directors' Stock Option Plan, the Company is authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 1999, in aggregate 869,000 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

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

(Dollars in thousands except per share data)      1999         1998      1997
--------------------------------------------------------------------------------
Net Earnings          As reported                 $ 7,625   $22,257    $(34,524)
(loss)                Pro forma                   $ 6,648   $21,610    $(34,849)
Basic Earnings        As reported                 $   .58   $  1.70    $  (2.63)
(loss) per share      Pro forma                   $   .51   $  1.65    $  (2.66)

         For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 39.5%, 33.5% and 33.5%, expected life of 4.3 years, 4.3 years and 4.4 years, dividend yield of 1.8%, 1.5% and 1.5% and risk free interest rate of 6.6%, 5.2% and 5.6% for issued options.

         A summary of the status of the Company's option plans follows:

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


                                            1999            1998          1997
--------------------------------------------------------------------------------
                                          Weighted         Weighted     Weighted
                                           Average         Average       Average
(Shares in thousands)                     Exercise         Exercise     Exercise
                                     Shares  Price   Shares  Price Shares Price
Outstanding at
  beginning of year ...............    793   $19.58   636   $18.45  424   $16.50
Granted     .......................    136    23.73   263    21.54  231    21.87
Exercised .........................   (100)   17.83   (91)   17.08  (10)   16.39
Forfeited .........................   ( 21)   23.13   (15)   21.50   (9)   16.36
--------------------------------------------------------------------------------
Outstanding at
  end of year .....................    808   $20.40   793   $19.58  636   $18.45
--------------------------------------------------------------------------------
Options exercisable at
  end of year .....................    431            335           230
--------------------------------------------------------------------------------
Weighted-average fair value of
options granted during the year ...          $ 7.97         $ 6.30        $ 6.11


                              OPTIONS OUTSTANDING
--------------------------------------------------------------------------------


                                      Number     Weighted-Average
Range of                           Outstanding       Remaining       Weighted-
Exercise Prices                    at 12/31/99    Contractual Life    Average
                                                      (Years)    Exercise Price
--------------------------------------------------------------------------------
$13.63 - $14.50 ..................      6,000           7.4        $   13.77
$16.00 - $16.94 ..................    249,500           3.0        $   16.33
$20.50 - $24.84 ..................    552,491           5.6        $   22.31

                              OPTIONS EXERCISABLE
--------------------------------------------------------------------------------

   Range of               Number Exercisable        Weighted-Average
Exercise Prices              at 12/31/99             Exercise Price
--------------------------------------------------------------------------------
$13.63 - $23.84                 431,343                   $18.67

12. EMPLOYEE BENEFIT PLANS

         The Company has a defined benefit pension plan covering certain former employees of the Company's discontinued Brake business (see Note 3).

         The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan.

                                                           December 31,
                                                       ------------------------
(In thousands)                                            1999          1998
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligation at beginning of year ..........      $  9,915       $ 10,109
Service cost .....................................          --               97
Interest cost ....................................           651            665
Actuarial gain ...................................          (511)          (121)
Benefits paid ....................................          (784)          (835)
--------------------------------------------------------------------------------
Benefit Obligation at End of Year ................      $  9,271       $  9,915
--------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year ..............................      $ 11,684       $ 11,120
Actual return on plan assets .....................         1,855          1,399
Benefits paid ....................................          (784)          (835)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year .........      $ 12,755       $ 11,684
--------------------------------------------------------------------------------
Funded status ....................................      $  3,484       $  1,769
Unrecognized net actuarial gain ..................        (3,489)        (2,083)
--------------------------------------------------------------------------------
Accrued benefit cost .............................      $     (5)      $   (314)
--------------------------------------------------------------------------------

                                                                December 31,
Weighted-average assumptions:                            1999     1998     1997
--------------------------------------------------------------------------------
Discount rates ...................................       7.50%    6.75%    7.00%
Expected long-term rate of return
on assets ........................................       8.00%    8.00%    8.00%
--------------------------------------------------------------------------------


                                                           December 31,
                                                -------------------------------
(In thousands)                                   1999         1998        1997
--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ...............................    $  --       $    97     $   188
Interest cost ..............................        651         665         672
Return on assets ...........................       (900)       (816)     (1,456)
Amortization of prior service cost .........       --            19          70
Recognized actuarial (gain)/loss ...........        (60)        (72)        655
--------------------------------------------------------------------------------
Net periodic (benefit) cost ................    $  (309)    $  (107)    $   129
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

         The Company and certain of its subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees.

         The provisions for retirement expense in connection with the plans are as follows:

                                                                Defined
                                        Multi-                Contribution
                                     employer Plans          and Other Plans
--------------------------------------------------------------------------------
Year-end December 31,
        1999                            $348,000                $2,332,000
        1998                            $302,000                $4,350,000
        1997                            $365,000                $2,840,000

         In January 1989 the Company established an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. The ESOP authorized the Trust to purchase up to 1,000,000 shares of the Company's common stock in the open market. In 1989, the Company entered into an agreement with a bank authorizing the Company to borrow up to $18,000,000 in connection with the ESOP. Under this agreement, the Company borrowed $16,729,000, payable in annual installments through 1998, which was loaned on the same terms to the ESOP for the purchase of common stock. During 1989, the ESOP made open market purchases of 1,000,000 shares at an average cost of $16.78 per share. In January 1998, the Company made the final required payment and the credit agreement has thus been paid in full.

         During 1998 and 1997, 106,900 and 98,000 shares were allocated to the employees, leaving no unallocated shares in the ESOP trust at December 31, 1998. During 1999, 75,000 shares were granted to employees under the terms of the ESOP. These shares were funded directly from treasury stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


         The provision for expense in connection with the ESOP was approximately $1,739,000 in 1999, $1,664,000 in 1998 and $1,406,000 in 1997. The 1999 expense was calculated based on the fair market value of the shares granted. The 1998 and 1997 expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $1,000 and $274,000 for the years ended December 31, 1998 and 1997, respectively, from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $56,000 and $208,000 for the years ended December 31, 1998 and 1997, respectively.

         In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan for key employees of the Company. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions were $98,000, $87,000 and $62,000 in 1999, 1998 and 1997, respectively.

13. POSTRETIREMENT BENEFITS

         The Company provides certain medical and dental care benefits to eligible retired employees. The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

         The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan.

                                                             December 31,
                                                    ---------------------------
(In thousands)                                        1999                1998
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .......     $ 17,628           $ 15,783
Service cost ..................................        1,284                975
Interest cost .................................        1,221              1,082
Amendments ....................................         --                1,410
Actuarial gain ................................         (925)              (844)
Benefits paid .................................         (839)              (778)
--------------------------------------------------------------------------------
Benefit obligation at end of year .............     $ 18,369           $ 17,628
--------------------------------------------------------------------------------
Funded status .................................     $(18,369)          $(17,628)
Unrecognized prior service cost ...............        1,162              1,286
Unrecognized net actuarial gain ...............       (1,683)              (766)
--------------------------------------------------------------------------------
Accrued benefit cost ..........................     $(18,890)          $(17,108)
--------------------------------------------------------------------------------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
                                                        1999        1998
--------------------------------------------------------------------------------
Discount rates ................................         7.50%       6.75%

         For measurement purposes, a 7% and 8% annual rate of increase in the per capital cost of covered medical benefits was assumed for 1999 and 1998, respectively. The rate was assumed to decrease gradually to 5% in 2002 and remain at that level thereafter. A 6% annual rate of increase in the per capita cost of covered dental benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% in 2001 and remain at that level thereafter.

                                                         December 31,
                                              ----------------------------------
(In thousands)                                  1999        1998         1997
--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ............................     $ 1,284      $   975      $   671
Interest cost ...........................       1,221        1,082        1,139
Amortization of prior service cost ......         124          124         --
Recognized actuarial gain ...............          (8)         (78)        (235)
--------------------------------------------------------------------------------
Net periodic benefit cost ...............     $ 2,621      $ 2,103      $ 1,575
--------------------------------------------------------------------------------
Curtailment gain ........................        --           --         (1,492)
--------------------------------------------------------------------------------
Total benefit cost ......................     $ 2,621      $ 2,103      $    83
--------------------------------------------------------------------------------


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 1999:

                                        1-Percentage-           1-Percentage-
(In thousands)                          Point Increase         Point Decrease
--------------------------------------------------------------------------------
Effect on total of service and
interest cost components                    $  398                $  (334)

Effect on postretirement benefit
obligation                                  $2,302                $(1,961)


14. OTHER INCOME (EXPENSE), NET

(In thousands)                                    1999       1998         1997
--------------------------------------------------------------------------------
Other income (expense), net consists of:
Interest and dividend income ...............    $ 1,637     $ 1,856     $   898
(Loss) on sale of accounts
receivable (Note 4) ........................     (1,281)     (1,410)     (1,358)
Income (loss) from joint ventures ..........     (4,118)     (2,078)      1,335
Gain (loss) on disposal of property,
plant and equipment ........................      2,564        (226)        (64)
Other - net ................................         (9)        436         187
--------------------------------------------------------------------------------
Total other income (expense), net ..........    $(1,207)    $(1,422)    $   998
--------------------------------------------------------------------------------

15. INCOME TAXES

         The income tax provision (benefit) consisted of the following:
--------------------------------------------------------------------------------
                                                  1999        1998       1997
--------------------------------------------------------------------------------
Current:
        Domestic ...........................    $ 4,376     $(1,879)    $(2,160)
        Foreign ............................      3,520       2,467       2,144
--------------------------------------------------------------------------------
Total Current ..............................      7,896         588         (16)
--------------------------------------------------------------------------------
Deferred:
        Domestic ...........................     (5,167)      2,931      (2,393)
        Foreign ............................        615          58          (8)
--------------------------------------------------------------------------------
Total Deferred .............................     (4,552)      2,989      (2,401)
--------------------------------------------------------------------------------
Total Income Tax Provision (benefit) .......    $ 3,344     $ 3,577     $(2,417)
--------------------------------------------------------------------------------

         The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $25,485,000 at the end of 1999, $12,159,000 at the end of 1998, and $17,562,000 at the end of 1997.
Earnings before income taxes for foreign operations (including Puerto Rico) amounted to approximately $13,000,000, $19,000,000 and $16,000,000 in 1999, 1998
and 1997, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


         Earnings of the Puerto Rico subsidiary are not subject to United States income taxes and are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.14 per share in 1999 (1998 - $.20; 1997 - $.26).

         Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:
--------------------------------------------------------------------------------
                                                    1999       1998       1997
--------------------------------------------------------------------------------
U.S. federal income tax rate ...............        35.0%      35.0%     (35.0)%
Increase (decrease) in tax rate
resulting from:
State and local income taxes, net
of federal income tax benefit ..............         2.9        0.7        4.6
Non-deductible items, net ..................         0.8        0.6        2.3
Benefits of income subject to taxes
at lower than the U.S. federal rate ........       (11.8)     (18.3)     (87.8)
(Decrease) increase in valuation
allowance ..................................         --        (4.2)      50.7
Other ......................................         0.1        --         --
--------------------------------------------------------------------------------
Effective tax rate .........................        27.0%      13.8%     (65.2)%
--------------------------------------------------------------------------------

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

                                                            December 31,
                                                     --------------------------
(In thousands)                                            1999           1998
--------------------------------------------------------------------------------
Deferred tax assets:
Accrued costs related to disposal of
 discontinued operations .......................         $  622          $  983
Inventories ....................................          7,382           8,495
Allowance for customer returns .................         11,532           6,023
Postretirement benefits ........................          7,463           6,725
Allowance for doubtful accounts ................          1,766           1,545
Accrued salaries and benefits ..................          2,981           3,347
Other ..........................................         12,722          12,361
                                                       ------------------------
                                                         44,468          39,479
Valuation allowance ............................        (14,171)        (14,171)
--------------------------------------------------------------------------------
Total ..........................................       $ 30,297        $ 25,308
--------------------------------------------------------------------------------
Deferred tax liabilities:
Depreciation ...................................       $  4,344        $  4,032
Promotional costs ..............................          1,652           1,054
Other ..........................................          3,857           4,330
--------------------------------------------------------------------------------
Total ..........................................          9,853           9,416
--------------------------------------------------------------------------------
Net deferred tax assets ........................       $ 20,444        $ 15,892
--------------------------------------------------------------------------------

         The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. However, if the Company is unable to generate sufficient taxable income in the future through its operations, increases in the valuation allowance may be required.

16. INDUSTRY SEGMENT AND GEOGRAPHIC DATA.

         Under the provisions of SFAS No. 131, the company has two reportable operating segments which are the major product areas of the automotive aftermarket in which the Company competes. The Engine Management Division consists primarily of ignition and emission parts; wires and cables; and fuel system parts. The Temperature Control Division consists primarily of compressors; other air conditioning parts and heater parts. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

                                      For the year ended December 31, 1999
                              --------------------------------------------------
                                Engine     Temperature    Other
(In thousands)                 Management    Control    Adjustments Consolidated
--------------------------------------------------------------------------------
Net Sales .................     $326,109     $327,729     $  4,403      $658,241
--------------------------------------------------------------------------------
Depreciation
and amortization ..........     $ 10,322        5,957          951      $ 17,230
--------------------------------------------------------------------------------
Operating income ..........     $ 27,684       17,284      (15,424)     $ 29,544
--------------------------------------------------------------------------------
Investment in equity
affiliates ................     $    105          272        1,062      $  1,439
--------------------------------------------------------------------------------
Capital expenditures ......     $  7,396        7,026            1      $ 14,423
--------------------------------------------------------------------------------
Total Assets ..............     $288,246     $213,490     $ 54,285      $556,021
--------------------------------------------------------------------------------

                                     For the year ended December 31, 1998
                              --------------------------------------------------
                                Engine       Temperature   Other
(In thousands)                 Management     Control   Adjustments Consolidated
--------------------------------------------------------------------------------
Net Sales ..................     $348,664     $297,144     $  3,612     $649,420
--------------------------------------------------------------------------------
Depreciation
and amortization ...........     $ 10,068        4,473        2,733     $ 17,274
--------------------------------------------------------------------------------
Operating income ...........     $ 32,243       19,672       (7,984)    $ 43,931
--------------------------------------------------------------------------------
Investment in equity
affiliates .................     $    105          516        4,077     $  4,698
--------------------------------------------------------------------------------
Capital expenditures .......     $ 10,597        4,598          130     $ 15,325
--------------------------------------------------------------------------------
Total Assets ...............     $311,716     $183,197     $ 26,643     $521,556
--------------------------------------------------------------------------------

                                        For the year ended December 31, 1997
                               -------------------------------------------------
                                 Engine     Temperature   Other
(In thousands)                 Management    Control    Adjustments Consolidated
--------------------------------------------------------------------------------
Net Sales .................    $ 365,824    $ 187,918    $   6,081     $ 559,823
--------------------------------------------------------------------------------
Depreciation
and amortization ..........    $   9,948        3,284        5,748     $  18,980
--------------------------------------------------------------------------------
Operating income ..........    $  28,179        7,302      (26,026)    $   9,455
--------------------------------------------------------------------------------
Investment in equity
affiliates ................    $   1,105          396        5,933     $   7,434
--------------------------------------------------------------------------------
Capital expenditures ......    $   9,679        3,138        2,780     $  15,597
--------------------------------------------------------------------------------
Total Assets ..............    $ 317,162    $ 107,406    $ 152,569     $ 577,137
--------------------------------------------------------------------------------

         Other Adjustments consists of items pertaining to the corporate headquarters function, a Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS No. 131 and businesses that have been sold.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

         The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings (loss) from continuing operations before taxes:

(In thousands)                                1999          1998          1997
--------------------------------------------------------------------------------
Operating income .....................     $ 29,544      $ 43,931      $  9,455
Other income (expense) ...............       (1,207)       (1,422)          998
Interest expense .....................       15,951        16,419        14,158
--------------------------------------------------------------------------------
Earnings (loss) from continuing
operations before taxes,
minority interest and
extraordinary item ...................     $ 12,386      $ 26,090      $ (3,705)
--------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION FOR THE YEAR ENDED DECEMBER 31,

                                                        REVENUES
                                        ----------------------------------------
(In thousands)                            1999            1998           1997
--------------------------------------------------------------------------------
United States ..................        $586,781        $586,044        $493,823
Canada .........................          27,331          25,513          25,748
Other Foreign ..................          44,129          37,863          40,252
--------------------------------------------------------------------------------
Total ..........................        $658,241        $649,420        $559,823
--------------------------------------------------------------------------------

                                                  LONG LIVED ASSETS
                                        ----------------------------------------
(In thousands) .................          1999            1998            1997
--------------------------------------------------------------------------------
United States ..................        $126,078        $125,627        $126,854
Canada .........................           3,897           3,719           8,615
Other Foreign ..................          18,222          19,290          21,229
--------------------------------------------------------------------------------
Total ..........................        $148,197        $148,636        $156,698
--------------------------------------------------------------------------------

         Revenues are attributed to countries based upon the location of the customer.

17. FAIR VALUE OF FINANCIAL INSTRUMENT

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

The estimated fair values of the Company's financial instruments are as follows:

(In thousands)
        December 31, 1999                           Carrying             Fair
                                                     Amount              Value
--------------------------------------------------------------------------------
Cash and cash equivalents ................         $  40,380          $  40,380
Marketable securities ....................             7,200              7,200
Long-term debt ...........................          (192,780)          (158,768)
--------------------------------------------------------------------------------

(In thousands)
        December 31, 1998                          Carrying             Fair
                                                    Amount              Value
--------------------------------------------------------------------------------
Cash and cash equivalents ................         $  23,457          $  23,457
Marketable securities ....................             7,200              7,200
Long-term debt ...........................          (156,153)          (143,938)
--------------------------------------------------------------------------------

18. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three years ended December 31, 1999 was as follows:

                                            Real
(In thousands)           Total            Estate             Other
--------------------------------------------------------------------------------
 1999 ..........        $8,176            $5,124            $3,052
 1998 ..........         5,747             3,619             2,128
 1997 ..........         7,437             4,593             2,844

         At December 31, 1999, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2011, under operating leases for real estate, as follows:

(In thousands)
2000 ..............................     $6,434
2001 ..............................      5,441
2002 ..............................      4,991
2003 ..............................      4,247
2004 ..............................      2,917
Thereafter ........................      3,566
--------------------------------------------------------------------------------
                                       $27,596
--------------------------------------------------------------------------------

         The Company also has lease and sub-lease agreements in place for various properties under its control. The Company expects to receive operating lease payments from lessees during the five years ending December 31, 2000 through 2004 of $1,612,000, $1,775,000, $1,723,000, $1,006,000 and $580,000,
respectively.

         At December 31, 1999, the Company had outstanding letters of credit aggregating approximately $3,175,000. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

         On January 28, 2000, a former significant customer of the Company currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $19,759,000 of preferential payments in the 90 days prior to the related bankruptcy petition. In addition, this former customer seeks $10,500,000 from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company believes this matter will not have a material effect on the Company's consolidated financial position or results of operations.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

         The Company is involved in various other litigation matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's financial position and results of operations.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)
                                       Dec. 31,  Sept. 30,   June 30,   Mar. 31,
Quarter Ended                            1999       1999       1999       1999
--------------------------------------------------------------------------------
Net Sales .........................   $ 85,979    $189,759   $205,714   $176,789
--------------------------------------------------------------------------------
Gross Profit ......................     11,690      62,132     65,089     53,220
--------------------------------------------------------------------------------
Earnings (loss) from
continuing operations before
extraordinary item ................    (17,569)     10,573     12,033      3,648
--------------------------------------------------------------------------------
Extraordinary item -
loss on early extinguishment
of debt, net of taxes .............       --         1,060       --         --
--------------------------------------------------------------------------------
Net Earnings (loss) ...............   $(17,569)   $  9,513   $ 12,033   $  3,648
--------------------------------------------------------------------------------
Net Earnings (loss)
from continuing operations
before extraordinary item
per common share:
Basic .............................   $  (1.36)   $    .80   $    .92   $    .28
Diluted ...........................   $  (1.36)   $    .74   $    .91   $    .28
--------------------------------------------------------------------------------
Net Earnings (loss)
per common share:
Basic .............................   $  (1.36)   $    .72   $    .92   $    .28
Diluted ...........................   $  (1.36)   $    .67   $    .91   $    .28
--------------------------------------------------------------------------------

(In thousands, except per share amounts)
                                      Dec. 31,   Sept. 30,    June 30,  Mar. 31,
Quarter Ended .....................    1998         1998       1998       1998
--------------------------------------------------------------------------------
Net Sales .........................   $113,316    $201,293   $208,766   $126,045
--------------------------------------------------------------------------------
Gross Profit ......................     36,352      62,408     63,072     43,790
--------------------------------------------------------------------------------
Earnings from
continuing operations .............      1,391       9,574      8,639      2,653
--------------------------------------------------------------------------------
Net Earnings ......................   $  1,391    $  9,574   $  8,639   $  2,653
--------------------------------------------------------------------------------
Net Earnings from
continuing operations per
common share:
Basic .............................   $    .11    $  .73     $    .66   $    .20
Diluted ...........................   $    .11    $  .72     $    .65   $    .20
--------------------------------------------------------------------------------
Net Earnings per
common share:
Basic .............................   $    .11    $  .73     $    .66   $    .20
Diluted ...........................   $    .11    $  .72     $    .65   $    .20
--------------------------------------------------------------------------------


         The fourth quarter of 1999 reflects several unfavorable year-end adjustments including a $7,000,000 increase in sales returns expense related to the Company's decision to consolidate and balance Temperature Control inventories in the field; $3,500,000 related to the Company's decision to close a joint venture in Canada; and $1,000,000 related to severance payments associated with certain personnel reductions.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            -----------------------------------------
            DISCLOSURE
            ----------
            None.


                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
             -----------------------------------------------
             Information relating to Directors and Executive Officers is set forth in the 2000 Annual Proxy Statement.


ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

             Information relating to Management Remuneration and Transactions is set forth in the 2000 Annual Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             ---------------------------------------------------
             MANAGEMENT
             ----------

             Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 2000 Annual Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------
             Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 2000 Annual Proxy Statement.

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

                        Independent Auditors' Report

                        Financial Statements:

                        Consolidated Balance Sheets - December 31, 1999 and 1998

                        Consolidated Statements of Operations
                         - Years Ended December 31, 1999, 1998  & 1997

                        Consolidated Statements of Changes in Stockholders'
                        Equity
                         - Years Ended December 31, 1999, 1998 and 1997

                        Consolidated Statements of Cash Flows -
                         - Years Ended December 31, 1999, 1998 and 1997

                        Notes to Consolidated Financial Statements

                (2) The following financial schedule for the years 1999, 1998 and 1997 is herewith:

                     SCHEDULE

                     II. Valuation and Qualifying Accounts

                         All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

                (3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K: See "Exhibit Index" beginning on page 22.


14(B).       REPORTS ON FORM 8-K
             -------------------
             No reports on Form 8-K were required to be filed for the three months ended December 31, 1999.

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX



EXHIBIT                                                                                EXHIBIT PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------

2.1       Asset Exchange Agreement dated as of March 28, 1998 among SMP                      *
          Motor Products, LTD., Standard Motor Products, Inc., Cooper Industries
          (Canada) Inc., Moog Automotive Company and Moog Automotive
          Products, Inc.,  filed as an Exhibit of Company's report on
          Form 8-K dated March 28, 1998.

3.1       By-laws filed as an Exhibit of Company's annual  report on                         *
          Form 10-K for the year ended December 31, 1986.

3.2       Restated Certificate of Incorporation, dated July 31, 1990, filed as               *
          an Exhibit of Company's Annual Report on Form 10-K for the year ended December 31, 1990.

3.3       Restated Articles of Incorporation, dated February 15, 1996, filed as              *
          an Exhibit of Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1996.
                                                                                             *
3.4       Restated By-Laws dated May 23, 1996, filed as an Exhibit of the
          Company's annual report on Form 10-K for the year ended December 31,
          1996.

4.1       Form of Subordinated Debenture Indenture (including form of convertible            *
          debenture) (filed as Exhibit 4.1 to Amendment No. 2 to the
          Registration Statement on Form S-3 (333-79177) filed on
          July 20, 1999.)

4.2       Registration of Preferred Share Purchase Rights filed on Form 8-A on               *
          February 29, 1996.

10.1      Note Purchase Agreement dated October 15, 1989 between the                         *
          Company and the American United Life Insurance Company, the
          General American Life Insurance Company, the Jefferson-Pilot
          Life Insurance Company, the Ohio National Life Insurance
          Company, the Crown Insurance Company, the Great-West Life
          Assurance Company, the Guarantee Mutual Life Company, the
          Security Mutual Life Insurance Company of Lincoln, Nebraska,
          and the Woodmen Accident and Life Company filed as an
          Exhibit of Company's Annual Report on Form 10-K for the year ended December 31, 1989.








                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                                EXHIBIT PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------


10.2       Note Agreement of November 15, 1992 between the Company and                       *
           Kemper Investors Life Insurance Company, Federal Kemper Life
           Assurance Company, Lumbermens Mutual Casualty Company, Fidelity Life
           Association, American Motorists Insurance Company, American
           Manufacturers Mutual Insurance Company, Allstate Life Insurance
           Company, Teachers Insurance & Annuity Association of America, and
           Phoenix Home Life Mutual Insurance Company filed as an Exhibit of
           Company's Annual Report on Form 10-K for the year ended December 31,
           1992.

10.3       Employee Stock Ownership Plan and Trust dated January 1, 1989                     *
           filed as an Exhibit of Company's Annual Report on Form 10-K for the
           year ended December 31, 1989.

10.4       Supplemental Executive Retirement Plan dated August 15, 1994                      *
           filed as an Exhibit of Company's Annual Report on Form 10-K for the
           year ended December 31, 1994.

10.5       1994 Omnibus Stock Option Plan of Standard Motor Products, Inc.                   *
           is filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 (33-58655).

10.6       Note Purchase Agreement dated December 1, 1995 between                            *
           the Company and Metropolitan Life Insurance Company, the
           Travelers Insurance Company Connecticut Life Insurance Company,
           CIGNA Property and Casualty Insurance Company, Life Insurance Company
           of North America and American United Life Insurance Company filed as an Exhibit of Company's Annual Report on Form 10-K for the year ended
           December 31, 1995.

10.7       Credit Agreement of May 1, 1996 between the Company and                           *
           Canadian Imperial Bank of Commerce ("CIBC") filed as an
           Exhibit of Company's annual report on Form 10-K for the year ended December 31, 1996.

10.8       Letter Agreement dated September 25, 1996 amending the                            *
           Note Agreement between the Company and Canadian Imperial
           Bank of Commerce ("CIBC") filed as an Exhibit of Company's annual report on Form 10-K for the year ended December 31, 1996.











                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                                EXHIBIT PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------

10.9       Letter Agreement of September 30, 1996 amending the                               *
           Note Agreement between the Company and Mutual Life Insurance
           Company, Allstate Life Insurance Company, Teachers Insurance
           and Annuity Association of America and Phoenix Home Life
           Mutual Insurance Company dated November 15, 1992 filed as an
           Exhibit of Company's annual report on Form 10-K for the year ended December 31, 1996.

10.10      Letter Agreement of November 22, 1996 amending the                                *
           Note Agreement between the Company and Mutual Life
           Insurance Company, Allstate Life Insurance Company, Teachers
           Insurance and Annuity Association of America, and Phoenix Home Life
           Mutual Insurance Company with amendment dated September 30, 1996, dated November 15, 1992, filed as an Exhibit of Company's annual report on Form 10-K for the year ended December 31, 1996.

10.11      1996 Independent Outside Directors Stock Option Plan of Standard                  *
           Motors Products, Inc. filed as an Exhibit of Company's annual report on Form 10-K for the year ended December 31, 1996.

10.12      Letter Agreement of March 27, 1998 amending the Note Agreement                    *
           between the Company and the American United Life Insurance Company,
           the Great American Life Insurance Company, the Jefferson- Pilot Life
           Insurance Company, the Ohio National Life Insurance Company, the
           Crown Insurance Company, the Great-West Life Insurance Company, the
           Security Mutual Life Insurance Company, Woodmen Accident and Life
           Insurance Company and Nomura Holding America, Inc. dated October 15,
           1989, filed as an Exhibit of Company's report on Form 8-K dated March
           28, 1998.

10.13      Letter Agreement of March 27, 1998 amending the Note Agreement                    *
           between the Company and Kemper Investors Life Insurance Company,
           Federal Kemper Life Assurance Company, Lumbermens Mutual Casualty
           Company, Fidelity Life Association, American Motorists Insurance
           Company, American Manufacturers Mutual Insurance Company, Allstate
           Life Insurance Company, Teachers Insurance & Annuity Association of
           America, and Phoenix Home Life Mutual Insurance Company dated
           November 15, 1992, filed as an Exhibit of Company's report on Form
           8-K dated March 28, 1998.






                                       24






                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                                EXHIBIT PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------

10.14      Letter Agreement of March 27, 1998 amending the Note Agreement                     *
           between the Company and Metropolitan Life Insurance Company, the
           Travelers Insurance Company, Connecticut Life Insurance Company,
           CIGNA Property and Casualty Insurance Company, Life Insurance Company
           of North America and American United Life Insurance Company dated
           December 1, 1995, filed as an Exhibit of Company's report on Form 8-K dated March 28, 1998.

10.15      1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as                *
           amended, is filed as Exhibit 4.1 to the Company's Registration
           Statement on Form S-8 (333-51565),  dated May 1, 1998.

10.16      Credit Agreement dated November 30, 1998 among Standard Motor *
           Products, Inc., Lenders party thereto, The Chase Manhattan Bank and
           Canadian Imperial Bank of Commerce.

10.17      Form of First Amendment, dated as of December 8, 1998                              *
           to the Credit Agreement, dated as of November 30, 1998,
           among Standard Motor Products, Inc., Lenders party thereto,
           The Chase Manhattan Bank and Canadian Imperial Bank of
           Commerce (filed as Exhibit 10.14 to Amendment No. 2
           to the Registration Statement on Form S-3 (333-79177)
           filed on July 20, 1999.)

10.18      Form of Second Amendment, dated as of July 16, 1999 to                             *
           the Credit Agreement, dated as of November 30, 1998,
           among Standard Motor Products, Inc., Lenders party thereto,
           The Chase Manhattan Bank and Canadian Imperial Bank of
           Commerce (filed as Exhibit 10.15 to Amendment No. 2
           to the Registration Statement on Form S-3 (333-79177)
           filed on July 20, 1999.)

10.19      Credit Agreement of March 31, 1998, as amended &                                   *
           restated as at November 30, 1998, between the Registrant
           and Canadian Imperial Bank of Commerce ("CIBC") filed as
           Exhibit 10.16 on Form 10-Q for the quarter ended June 30, 1999.

10.20      Form of Third Amendment dated October 18, 1999 to the Credit                   10.20
           Agreement dated November 30, 1998 among Standard Motor
           Products, Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian Imperial Bank of Commerce is included as Exhibit 10.20.











                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                                EXHIBIT PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------

10.21      Form of Fourth Amendment dated March 3, 2000 to the Credit                     10.21
           Agreement dated November 30, 1998 among Standard Motor
           Products, Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian Imperial Bank of Commerce is included as Exhibit 10.21.

21.        List of Subsidiaries of Standard Motor Products, Inc.                             30

23         Consent of Independent Auditors KPMG LLP                                          31

27.        Financial Data Schedule for 1999                                                  32


* Incorporated by reference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          STANDARD MOTOR PRODUCTS, INC.
                          -----------------------------
                                    (COMPANY)

                          LAWRENCE I. SILLS
                          -----------------
                          Lawrence I. Sills
                          Chief Executive Officer, President and Director

                          JAMES J. BURKE
                          --------------
                          James J. Burke
                          Vice President, Finance; Chief Financial Officer


                          New York, New York
                          March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated:


March 28, 2000            LAWRENCE I. SILLS
                          -----------------
                          Lawrence I. Sills
                          Chief Executive Officer, President and Director


March 28, 2000            NATHANIEL L. SILLS
                          ------------------
                          Nathaniel L. Sills
                          Chairman and Director

March 28, 2000            ARTHUR D. DAVIS
                          ---------------
                          Arthur D. Davis, Director

March 28, 2000            MARILYN F. CRAGIN
                          -----------------
                          Marilyn F. Cragin, Director

March 28, 2000            SUSAN F. DAVIS
                          --------------
                          Susan F. Davis, Director

March 28, 2000            ARTHUR S. SILLS
                          ---------------
                          Arthur S. Sills, Director

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of February 25, 2000, except as to notes 4, 8 and 9, which are as of March 10, March 3 and March 13 respectively, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                        KPMG LLP

New York, New York
February 25, 2000, except as to notes 4, 8 and 9, which are as of March 10, March 3 and March 13, respectively


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997

                                                                         ADDITIONS
                                                                         ---------
                                               BALANCE AT         CHARGED TO        CHARGED
                                               BEGINNING           COSTS AND        TO OTHER                           BALANCE AT
              DESCRIPTION                       OF YEAR          EXPENSES (1)       ACCOUNTS       DEDUCTIONS          END OF YEAR
              -----------                       -------          ------------       --------       ----------          -----------

YEAR ENDED DECEMBER 31, 1999:
-----------------------------
  Allowance for doubtful accounts          $   2,664,000     $  2,387,000      $      611,000     $    3,043,000      $  2,619,000

  Allowance for discounts                      1,861,000                              131,000               --           1,992,000
                                               ---------       -----------      -------------      -------------         ---------

                                           $   4,525,000     $  2,387,000      $      742,000     $    3,043,000      $  4,611,000
                                               =========       ==========       =============       ============         =========

Allowance for sales returns                $  16,296,000     $115,749,000      $            0     $  109,347,000      $ 22,698,000
                                              ==========      ===========       =============       ============        ==========

Allowance for inventory valuation          $  18,221,000     $  1,911,000      $      599,000     $    6,965,000      $ 13,766,000
                                              ==========       ==========       =============      =============       ===========




YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts          $  16,187,000     $  3,811,000  $           31,000     $   17,365,000      $  2,664,000

  Allowance for discounts                      2,467,000                                                 606,000         1,861,000
                                               ---------       ----------        -------------    --------------         ---------
                                                                                      --
                                           $  18,654,000     $  3,811,000  $           31,000     $   17,971,000      $  4,525,000
                                              ==========       =========         ============       ============         =========

Allowance for sales returns                $  17,955,000     $ 93,299,000  $        3,436,000     $   98,394,000      $ 16,296,000
                                              ==========       ==========       =============       ============        ==========

Allowance for inventory valuation          $  17,178,000     $  1,556,000  $        1,754,000     $    2,267,000      $ 18,221,000
                                              ==========        =========       =============      ============         ==========



YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts          $   3,012,000     $ 16,478,000  $          130,000     $    3,433,000      $ 16,187,000
  Allowance for discounts                      2,487,000                                                  20,000         2,467,000
                                               ---------       ----------       -------------       ------------        ----------

                                           $   5,499,000     $ 16,478,000  $          130,000     $    3,453,000      $ 18,654,000
                                               =========       ==========       =============       ============        ==========

Allowance for sales returns                $  15,061,000     $ 90,868,000  $          272,000     $   88,246,000      $ 17,955,000
                                              ==========       ==========       =============       ============        ==========

Allowance for inventory valuation          $  14,284,000     $  2,717,000  $        2,228,000     $    2,051,000      $ 17,178,000
                                              ==========        =========       =============        ===========        ==========

(1)  Includes charges reflected in operations of discontinued businesses in 1997.