Form 10-Q
period 2000-03-31
STANDARD MOTOR PRODUCTS INC
filed 2000-05-12
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  For the Quarterly Period Ended MARCH 31, 2000
                                                 --------------

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

               37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y. 11101
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      DATE                           CLASS                 SHARES OUTSTANDING
      ----                           -----                 ------------------
                                Common stock par
April 30, 2000                value $2.00 per share           12,151,372
--------------                ---------------------           ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                 MARCH 31, 2000




                         PART 1 - FINANCIAL INFORMATION



ITEM 1                                                                  PAGE NO.
------                                                                  --------

CONSOLIDATED BALANCE SHEETS
March 31, 2000 and December 31, 1999                                       3 & 4

CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS for the Three-Month
periods ended March 31, 2000 and 1999                                          5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Three-Month periods ended March 31, 2000 and 1999                              6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7 - 10

ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                      11 - 13

ITEM 3
------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    13





                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1
------

Legal Proceedings                                                             14

ITEM 6
------

Exhibits and Reports on Form 8-K                                              14

Signature                                                                     14


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS


                                                         March 31,  December 31,
                                                           2000        1999
--------------------------------------------------------------------------------
                                                        (Unaudited)

Current assets:
     Cash and cash equivalents                              $  3,197   $ 40,380
     Accounts and notes receivable, net of
     allowance for doubtful accounts and
     discounts of $5,735 (1999 - $4,611)(Note 8)             148,471    119,635
     Inventories (Note 2)                                    218,190    188,400
     Deferred income taxes                                    13,830     13,830
     Prepaid expenses and other current assets                12,815     12,448
                                                            --------   --------

         Total current assets                                396,503    374,693
                                                            --------   --------

 Property, plant and equipment, net of
      accumulated depreciation (Note 3)                      107,817    106,578

Goodwill, net                                                 41,856     41,619
Other assets                                                  30,870     33,131
                                                            --------   --------

         Total assets                                       $577,046   $556,021
                                                            ========   ========







See accompanying notes to consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31, December 31,
                                                           2000         1999
--------------------------------------------------------------------------------
                                                        (Unaudited)

Current liabilities:
      Notes payable (note 5)                               $ 32,483   $  2,645
      Current portion of long-term debt (Note 6)             14,597     28,912
      Accounts payable                                       71,400     41,708
      Sundry payables and accrued expenses                   61,174     64,826
      Accrued customer returns                               19,924     22,698
      Payroll and commissions                                 8,604      8,098
                                                           --------   --------
          Total current liabilities                         208,182    168,887
                                                           --------   --------

Long-term debt (Note 6)                                     153,171    163,868

Postretirement benefits other than pensions
       and other accrued liabilities                         20,335     19,748
                                                           --------   --------

         Total liabilities                                  381,688    352,503
                                                           --------   --------


Commitments and contingencies (Notes 5,6 and 11)

Stockholders' equity (Notes 6,7 and 9):
      Common stock-par value $2.00 per share
         Authorized - 30,000,000 shares Issued -
         13,324,476 shares in 2000 and
         1999 (including 1,171,854 and 598,154
         shares held as treasury shares in 2000 and
         1999, respectively)                                 26,649     26,649
       Capital in excess of par value                         2,580      2,957
       Retained earnings                                    183,627    184,848
       Accumulated other comprehensive income                   920        714
                                                           --------   --------
                                                            213,776    215,168
     Less: treasury stock-at cost                            18,418     11,650
                                                           --------   --------

         Total stockholders' equity                         195,358    203,518
                                                           --------   --------

        Total liabilities and stockholders' equity         $577,046   $556,021
                                                           ========   ========


See accompanying notes to consolidated financial statements.


            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
              (Dollars in thousands, except for shares and per share data)
                              (Unaudited)



                                                                        For Three Months Ended
                                                                              March 31,
                                                                       2000               1999
-----------------------------------------------------------------------------------------------

Net sales                                                          $    146,759    $    176,789

Cost of sales                                                            99,440         123,569
                                                                   ------------    ------------
     Gross profit                                                        47,319          53,220

Selling, general and administrative expenses                             43,183          44,432
                                                                   ------------    ------------
     Operating income                                                     4,136           8,788

Other income (expense) - net                                                424            (313)

Interest expense                                                          3,907           3,441
                                                                   ------------    ------------
     Earnings before taxes, minority interest
        and extraordinary item                                              653           5,034

Income taxes                                                                229           1,248

Minority interest                                                           (39)           (138)
                                                                   ------------    ------------
     Earnings before extraordinary item                                     385           3,648

Extraordinary loss on early extinguishment of debt, net of taxes            501            --
                                                                   ------------    ------------
     Net (loss) earnings                                           ($       116)   $      3,648

Retained earnings at beginning of period                                184,848         181,679
                                                                   ------------    ------------
                                                                        184,732         185,327

Less: cash dividends for period                                           1,105           1,051
                                                                   ------------    ------------
Retained earnings at end of period                                 $    183,627    $    184,276
                                                                   ============    ============
Per share data:

Net earnings (loss) per common share - basic:
     Earnings per share before extraordinary item                  $       0.03    $       0.28
     Extraordinary loss on early extinguishment of debt            ($      0.04)           --
                                                                   ------------    ------------
     Net earnings (loss) per common share - basic                  ($      0.01)   $       0.28
                                                                   ============    ============
Net earnings (loss) per common share - diluted:
    Earnings per share before extraordinary item                   $       0.03    $       0.28
     Extraordinary loss on early extinguishment of debt                   (0.04)           --
                                                                   ------------    ------------
     Net earnings (loss) per common share - diluted                ($      0.01)   $       0.28
                                                                   ============    ============


Average number of common shares                                      12,409,547      13,087,650
                                                                   ============    ============
Average number of common and dilutive shares                         12,409,547      13,183,235
                                                                   ============    ============


See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          For the Three-Months Ended
                                                                   March 31,
                                                          --------------------------
                                                                2000       1999
                                                                ----       ----

 Cash flows from operating activities:
 Net (loss) earnings                                         $   (116)   $  3,648

Adjustments to reconcile net earnings to net cash used in
        operating activities:
     Depreciation and amortization                              4,729       4,473
     Equity Loss (income) from joint ventures                    (127)        628
     Employee Stock Ownership Plan Allocation                     419         568
     Extraordinary Loss on repayment of debt                      865        --

Change in assets and liabilities, net of effects
        from acquisitions:
     Increase in accounts receivable, net                     (28,615)    (76,540)
    Increase in inventories                                   (29,013)    (11,704)
    Decrease (increase)  in other assets                        1,940      (1,290)
     Increase in accounts payable                              29,201      14,203
     (Decrease) increase in other current assets
        and liabilities                                           788      (2,425)
     (Decrease) increase in sundry payables and
        accrued expenses                                       (5,288)     10,268
                                                             --------    --------
    Net cash used in operating activities                     (25,217)    (58,171)
                                                             --------    --------
 Cash flows from investing activities
     Proceeds from the sale of property, plant & equipment        650        --
    Capital expenditures, net of effects from acquisitions     (6,405)     (3,764)
    Payments for acquisitions, net of cash acquired            (1,353)    (15,499)
                                                             --------    --------
   Net cash used in investing activities                       (7,108)    (19,263)
                                                             --------    --------
 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements            29,884      56,891
    Principal payments and retirement of long-term debt       (25,526)       (416)
     Proceeds from exercise of employee stock options            --         1,089
     Purchase of treasury stock                                (8,117)     (1,495)
    Dividends paid                                             (1,105)     (1,051)
                                                             --------    --------
   Net cash (used in) provided by financing activities         (4,864)     55,018
                                                             --------    --------
Effect of exchange rate changes on cash                             6         225

 Net decrease in cash                                         (37,183)    (22,191)

 Cash and cash equivalents at beginning of the period          40,380      23,457
                                                             --------    --------
 Cash and cash equivalents at end of the period              $  3,197    $  1,266
                                                             ========    ========


 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                 $  5,418    $  3,733
                                                             ========    ========
     Income taxes                                            $  1,371    $   (340)
                                                             ========    ========



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 1999.

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

Where appropriate, certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

NOTE 2
                                   INVENTORIES
                             (Dollars in Thousands)


                                            March 31, 2000     December 31, 1999
                                             (unaudited)
                                            --------------    ------------------
   Finished Goods                              $133,071         $110,802
   Work in Process                                5,471            5,393
   Raw Materials                                 79,648           72,205
                                                 ------           ------

                Total inventories              $218,190         $188,400
                                               ========         ========




NOTE 3
                          PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)

                                                March 31, 2000      December 31,
                                                   (unaudited)          1999
                                                --------------      ------------
   Land, buildings and improvements                    $60,010        $ 60,046
   Machinery and equipment                              99,919          99,223
   Tools, dies and auxiliary equipment                  10,756          10,691
   Furniture and fixtures                               32,185          24,783
   Leasehold improvements                                6,638           6,247
   Construction in progress                             10,456          12,986
                                                      --------        --------
                                                       219,964         213,976
   Less: accumulated depreciation                      112,147         107,398
                                                      --------        --------
    Total property, plant and equipment - net         $107,817        $106,578
                                                      ========        ========

                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4

At March 31, 2000, 869,154 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 807,991 shares were subject to outstanding options. 507,667 of these outstanding options were vested at March 31, 2000.


NOTE 5

On November 30, 1998, the Company entered into a three-year revolving credit facility with eight lending institutions, providing for an unsecured line of credit of $110,000,000. The facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option is determined by the Company's ratio of Consolidated Debt to Earnings Before Interest, Taxes, Depreciation and Amortization.

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000. In addition, the facility requires the maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At March 31, 2000, borrowings under the Company's aggregate revolving credit facilities amounted to $32.5 million.



NOTE 6
                                 LONG-TERM DEBT
                             (Dollars in thousands)

                                             March 31, 2000    December 31, 1999
                                                (unaudited)
                                             ---------------   -----------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures       $ 90,000             $ 90,000
7.56% senior note payable                         62,571               73,000
10.22% senior note payable                            --               14,000
Canadian Credit Facility                           6,840                6,811
5.0% Notes Payable - Honeywell                     1,000                1,000
5.0% - 8.8% Facilities                             4,549                4,941
7.5% - 10.5% Purchase Obligations                  2,000                2,166
Other                                                808                  862
                                                --------             --------
                                                 167,768              192,780
Less: current portion                             14,597               28,912
                                                --------             --------
             Total non-current portion of
                 long-term debt                 $153,171             $163,868
                                                ========             ========


On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90,000,000. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Debentures are convertible into 2,796,000 shares of the Company's common stock.

Under the terms of the 7.56% senior note agreement, the Company is required to repay the loan in seven equal annual installments beginning in 2000.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 (CONTINUED)

Under the terms of the $14,000,000 senior note agreement, the Company was required to repay the loan in four varying annual installments from 2000 through 2003. The Company elected to prepay the balance on March 13, 2000. In connection with this prepayment, the Company incurred an extraordinary loss for prepayment penalties and the write-off of deferred loan costs amounting to $501,000, net of taxes.

Under the terms of a Canadian (CDN) credit agreement, the Company is required to repay the loan as follows: $2,000,000 CDN in 2000 and 2001 and a final payment of $6,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options.

Under the terms of the unsecured note agreement with Honeywell (formerly AlliedSignal), the final payment of $1,000,000 is due in 2000.

The Company holds a 74.3% equity interest in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, which has various existing credit facilities which mature by 2003.

The purchase obligations, due under agreements with municipalities, mature in annual installments through 2003, and are secured by certain property, plant, and equipment.

Certain note agreements contain restrictive covenants which require the maintenance of defined levels of working capital, tangible net worth and earnings and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock.

NOTE 7

Total comprehensive income was $90,000 and $4,189,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

NOTE 8

The Company sells certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At March 31, 2000, net accounts receivables amounting to $25,000,000 had been sold under this agreement.

NOTE 9

Following is a reconciliation of the shares used in calculating basic and dilutive net income per common share:

                                                For the Three-Months Ended
                                                        March 31,
                                                --------------------------
                                                   2000         1999
                                                   ----         ----

   Weighted average common shares outstanding   12,409,547    13,087,650
   Effect of dilutive securities - options       --               95,585
                                                ----------    ----------
      Weighted average common
      equivalent shares
      outstanding assuming dilution             12,409,547    13,183,235

                                                ==========    ==========

NOTE 10

The Company's two reportable operating segments are Engine Management and Temperature Control. Effective with the beginning of fiscal 2000 the Company reclassified certain European operations from the Engine Management and Temperature control segments to a separate segment, which currently does not meet the criteria of a reportable segment. Amounts in 1999 have been reclassified to conform to the 2000 presentation.


                                Industry Segment
                             (Dollars in thousands)
                      For the three-months ended March 31,
                      ------------------------------------
                                        2000                       1999
                               -------------------------------------------------
                                             OPERATING                OPERATING
                               NET SALES      INCOME      NET SALES     INCOME
                               -------------------------------------------------
Engine Management              $ 73,155     $  7,574      $ 78,591     $  6,933
Temperature Control              62,042          738        91,027        7,373
Other Adjustments                11,562       (4,176)        7,171       (5,518)
                               --------     --------      --------     --------
Consolidated                   $146,759     $  4,136      $176,789     $  8,788
                               ========     ========      ========     ========


Other adjustments consist of items pertaining to European and Canadian operations and the corporate headquarters function which do not meet the criteria of a reportable segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes, minority interest and extraordinary item:


                                                        2000           1999
                                                        ----           ----

Operating Income                                       $4,136        $8,788
Other income (expense)                                    424          (313)
Interest expense                                        3,907         3,441
                                                       ------        ------

     Earnings before taxes,
        minority interest and extraordinary item       $  653        $5,034
                                                       ======        ======

NOTE 11

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In the first quarter of 2000, cash used in operations amounted to $25.2 million, as compared to $58.2 million in the first quarter of 1999. The change is primarily attributable to the 1999 pre-season selling program for the Temperature Control segment which facilitated improvements to customer order fill rates. After giving consideration to the new Temperature Control distribution facility put in place at the end of 1999, such program was significantly curtailed in 2000. The new facility is expected to enhance the Company's shipping capabilities during the peak summer months. The curtailment of the program resulted in decreased sales over the comparative quarters, and lower trade receivable balances and higher inventory levels at March 31,2000 as compared to March 31,1999.

Cash used in investing activities was $7.1 million in the first quarter of 2000, as capital expenditures and payments for acquisitions were partially offset by proceeds from the sale of property, plant and equipment. In January 2000 the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been renamed "Four Seasons UK, LTD." The purchase will assist in distributing components for the repair of air conditioning systems. Total acquisition price was approximately $1.4 million.

Cash used in financing activities was $4.9 million in first quarter of 2000, as compared to cash provided by financing activities of $55.0 in the first quarter of 1999. Benefiting from the 1999 issuance of new convertible debt, the Company borrowed less money under its line of credit arrangements in the first quarter of 2000, as compared to the first quarter of 1999.

Payments under the Company's long-term debt arrangements during the first quarter of 2000 amounted to $25.5 million and reflected a $14 million prepayment of a 10.22% senior note. In connection with this prepayment, the Company reflected an extraordinary loss of approximately $0.5 million in the first quarter of 2000 related to prepayment penalties and the write-off of deferred loan costs. Including the prepayment, the Company's long-term debt repayments in 2000 will be approximately $28.9 million.

In 1998 and 1999 the Board of Directors authorized three repurchase programs under which the Company could repurchase a total of 1,050,000 shares of its common stock at a cost of up to $22 million. The stock purchased is to be used to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. On March 2, 2000 the Board of Directors authorized an additional 500,000 share repurchase program at a cost of up to $8,000,000. During the first quarter of 2000, the Company repurchased approximately 648,700 shares at a cost of approximately $8.1 million. At March 31,2000 the Company may repurchase up to an additional 402,800 shares at a maximum cost of $7.9 million.

On November 30, 1998, the Company entered into a three-year revolving credit facility with eight lending institutions, providing for an $110,000,000 unsecured line of credit. The facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option is determined by the Company's ratio of Consolidated Debt to Earnings Before Interest, Taxes, Depreciation and Amortization.

-------------------------------------------

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000. In addition, the facility requires the maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At March 31, 2000, borrowings under the Company's aggregate revolving credit facilities amounted to $32.5 million.

The Company sells certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At March 31, 2000, net accounts receivables amounting to $25,000,000 had been sold under this agreement.

The Company's profitability and working capital requirements have become more seasonal with the increased sales mix of temperature control products. Working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from lines of credit.

The Company anticipates that its present sources of funds will continue to be adequate to meet its near term needs.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 1999
--------------

Net sales in the first quarter of 2000 were $146.8 million, a decrease of $30 million from the first quarter of 1999. Net Sales in Temperature Control decreased by $29 million, primarily a function of the 1999 pre-season selling program for Temperature Control, which facilitated improvements to customer order fill rates. After giving consideration to the new Temperature Control distribution facility put in place at the end of 1999, such program was significantly curtailed in 2000. The new facility is expected to enhance the Company's shipping capabilities during the peak summer months. With respect to Engine Management, net sales decreased by $5.4 million in the first quarter of 2000, as compared to the first quarter of 1999. Net sales declines in Engine Management reflect the continued weakness in the automotive aftermarket.

Gross margins, as a percentage of net sales, increased to 32.2% in the first quarter of 2000 from 30.1% in the first quarter of 1999. On an overall basis, this increase reflects an increase in net pricing and a focus on cost reduction programs.

Selling, general and administrative expenses (SG&A) decreased approximately $1.2 million in the first quarter of 2000, as compared to the first quarter of 1999, primarily the result of continued focus on cost reduction programs. Because of the decrease in net sales discussed above, as a percentage of net sales, SG&A increased from 25.1% to 29.4%.

Operating Income decreased by $4.7 million in the first quarter of 2000, as compared to the first quarter of 1999, primarily due to the net sales decline in Temperature Control discussed above. Results of Engine Management as compared to a year ago, reflect an increase in operating income of $.6 million reflecting price increases and a continued focus on cost reduction programs.

Operating Income at the Temperature Control Division decreased by $6.6 million, primarily for the reasons cited above. The Company has completed the consolidation of its distribution facilities and expects this to have a favorable impact on 2000 results going forward.

Other income, net, increased in the first quarter in 2000, as compared to the first quarter of 1999, primarily due to the Company's 1999 fourth quarter decision to exit its Heat Battery joint venture in Canada.

Interest expense increased by approximately $0.5 million, primarily due to aggregate average borrowings (long-term debt and line of credit facilities) increasing in the first quarter of 2000, as compared to the first quarter of 1999, and an increase in variable borrowing rates.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 1999, CONTINUED
-------------------------

The Company's effective tax rate increased from 25% in the first quarter in 1999 to 35% in 2000, primarily due to a greater portion of the Company's consolidated earnings before taxes being derived from the United States and Canada, in relation to the Company's Puerto Rico and Hong Kong subsidiaries, which have lower tax rates than the United States statutory rate.

On March 13, 2000 the Company prepaid the entire outstanding balance of the
10.22 % senior note in the amount of $14 million. In connection with this prepayment, the Company incurred an extraordinary loss of $.5 million, net of taxes, for prepayment penalties and the write-off of deferred loan costs.



ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

As a result of principal payments on long term debt and an increase in short term borrowings during the first quarter of 2000, the Company's percentage of variable rate debt to total debt has increased from 7% at December 31, 1999 to 22% at March 31, 2000.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION
---------------------------


ITEM 1. LEGAL PROCEEDINGS
-------------------------

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------



 (a)  EXHIBIT
      -------
       NUMBER          DESCRIPTION                       METHOD OF FILING
       ------          -----------                       ----------------
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



                                                  STANDARD MOTOR PRODUCTS, INC.
                                                  -----------------------------
                                                         (Registrant)






MAY 12, 2000                                      /S/ JAMES J. BURKE
------------                                      ------------------
  (Date)                                          Vice President Finance,
                                                  Chief Financial Officer