Form 10-Q
period 2000-06-30
STANDARD MOTOR PRODUCTS INC
filed 2000-08-14
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  For the Quarterly Period Ended JUNE 30, 2000
                                                 -------------

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

                               NEW YORK 11-1362020
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

               37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.    11101
               ----------------------------------------      ---------
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



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     DATE                 CLASS                      SHARES
                     ----                 -----                      ------
                 OUTSTANDING
                 -----------
                                     COMMON STOCK PAR
                                     ----------------
                JULY 31, 2000      VALUE $2.00 PER SHARE           12,445,179
                -------------      ---------------------           ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                  JUNE 30, 2000




                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1                                                                 PAGE NO.
------                                                                 --------

CONSOLIDATED BALANCE SHEETS
June 30, 2000 and December 31, 1999                                     3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and Six-Month
periods ended June 30, 2000 and 1999                                      5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Six-Month periods ended June 30, 2000 and 1999                            6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7 - 11

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     12 - 14

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               14




                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1

Legal Proceedings                                                       15

ITEM 4

Submission of Matters to a Vote of Security Holders                     15

ITEM 6

Exhibits and Reports on Form 8-K                                        16

Signature                                                               16

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS
                                     ------



                                                         June 30,          December 31,
                                                           2000                1999
---------------------------------------------------------------------------------------
                                                       (Unaudited)

Current assets:
       Cash and cash equivalents                          $ 6,081            $ 40,380
       Accounts and notes receivable, net of
       allowance for doubtful accounts and
       discounts of $7,215 (1999 - $4,611) (Note 6)       193,813             119,635
       Inventories (Note 2)                               222,082             188,400
       Deferred income taxes                               13,827              13,830
       Prepaid expenses and other current assets           13,974              12,448
                                                         --------            --------
              Total current assets                        449,777             374,693
                                                         --------            --------

Property, plant and equipment, net of
       Accumulated depreciation (Note 3)                  106,056             106,578

Goodwill, net                                              40,705              41,619
Other assets                                               30,690              33,131
                                                         --------            --------
              Total assets                               $627,228            $556,021
                                                         ========            ========



See accompanying notes to consolidated financial statements




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                      June 30,           December 31,
                                                                        2000                 1999
-----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)

Current liabilites:
       Notes payable (Note 4)                                         $ 87,711             $ 2,645
       Current portion of long-term debt (Note 5)                       14,773              28,912
       Accounts Payable                                                 62,970              41,708
       Sundry payables and accrued expenses                             56,950              64,826
       Accrued customer returns                                         28,369              22,698
       Payroll and commissions                                           8,588               8,098
                           -                                          --------             -------

              Total current liabilites                                 259,361             168,887
                           -                                          --------             -------
Long-term debt (Note 5)                                                152,182             163,868
Postretirement benefits other than pensions
       and other accrued liabilities                                    20,322              19,748
                           -                                          --------             -------

              Total liabilities                                        431,865             352,503
                           -                                          --------             -------

Commitments and contingencies (Notes 4, 5, 8, 10 and 12)

Stockholders' equity (Notes 5, 7, 8, 9 and 10):
       Common stock - par value $2.00 per share
              Authorized - 30,000,000 shares
              Issued - 13,324,476 shares in 2000 and 1999
              (including 1,568,197 and 598,154 shares held
              as treasury shares in 2000 and
              1999, respectively)                                       26,649              26,649
       Capital in excess of par value                                    2,541               2,957
       Retained earnings                                               189,550             184,848
       Accumulated other comprehensive income                              667                 714
                           -                                          --------             -------
                                                                       219,407             215,168

       Less: treasury stock - at cost                                   24,044              11,650
                           -                                          --------             -------
              Total stockholders' equity                               195,363             203,518
                           -                                          --------             -------
              Total liabilities and stockholders' equity              $627,228            $556,021
                                                                      ========            ========




See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)



                                                               For Three-Months Ended                For Six-Months Ended
                                                                        June 30,                          June 30,
                                                                 2000              1999            2000               1999
                                                             ----------         ----------      ----------         ----------

Net sales                                                      $176,285           $205,714        $323,044           $382,503

Cost of sales                                                   118,619            140,625         218,059            264,194
                                                             ----------         ----------      ----------         ----------
     Gross profit                                                57,666             65,089         104,985            118,309

Selling, general and administrative expenses                     43,015             42,929          86,198             87,361
                                                             ----------         ----------      ----------         ----------

     Operating income                                            14,651             22,160          18,787             30,948

Other income (expense) - net                                         61               (516)            485               (829)

Interest expense                                                  4,747              4,802           8,654              8,243
                                                             ----------         ----------      ----------         ----------

     Earnings before taxes, minority interest
        and extraordinary item                                    9,965             16,842          10,618             21,876

Income taxes                                                      2,956              4,768           3,185              6,016

Minority interest                                                    27                (41)            (12)              (179)
                                                             ----------         ----------      ----------         ----------

     Earnings before extraordinary item                           7,036             12,033           7,421             15,681

Extraordinary loss on early extinguishment of debt,
      net of taxes                                                    -                  -            (501)                 -
                                                             ----------         ----------      ----------         ----------

     Net earnings                                                 7,036             12,033           6,920             15,681

Retained earnings at beginning of period                        183,627            184,276         184,848            181,679
                                                             ----------         ----------      ----------         ----------

                                                                190,663            196,309         191,768            197,360

Less: cash dividends for period                                   1,113              1,051           2,218              2,102
                                                             ----------         ----------      ----------         ----------
Retained earnings at end of period                             $189,550           $195,258        $189,550           $195,258
                                                             ===========        ===========     ===========        ===========

PER SHARE DATA:

Net earnings per common share - basic:
     Earnings per share before extraordinary item                    $0.59              $0.92           $0.61              $1.20
     Extraordinary loss on early extinguishment of debt                  -                  -           (0.04)                 -
                                                                ----------         ----------      ----------         ----------
     Net earnings per common share - basic                           $0.59              $0.92           $0.57              $1.20
                                                                ===========        ==========      ===========        ===========

Net earnings per common share - diluted:
     Earnings per share before extraordinary item                    $0.54              $0.91           $0.61              $1.19
     Extraordinary loss on early extinguishment of debt                  -                  -           (0.04)                 -
                                                                ----------         ----------      ----------         ----------
     Net earnings per common share - diluted                         $0.54              $0.91           $0.57              $1.19
                                                                ===========        ==========      ===========        ===========


Average number of common shares                                 11,937,798         13,136,458      12,173,673         13,112,189
                                                                ===========        ==========      ===========        ===========
Average number of common and dilutive shares                    14,756,196         13,238,017      12,254,753         13,210,327
                                                                ===========        ==========      ===========        ===========


See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       For the Six-Months Ended
                                                                                               June 30,
                                                                                       -------------------------
                                                                                       2000                1999
                                                                                      -----               ------

   Cash flows from operating activities:
   Net earnings                                                                       $ 6,920            $ 15,681
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization                                                      9,251               8,729
     Equity Loss (income) from joint ventures                                            (343)                876
     Employee Stock Ownership Plan Allocation                                             487               1,001
     Extraordinary Loss on repayment of debt                                              865                   -
     Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                             (73,957)           (117,236)
     Increase in inventories                                                          (32,905)             (4,758)
     Increase in other current assets                                                  (1,523)                 (6)
     Decrease in other assets                                                           3,939               2,706
     Increase in accounts payable                                                      20,771              13,564
     (Decrease) increase in sundry payables and accrued expenses                       (7,845)             15,465
      Increase in other liabilities                                                     5,672               3,756
                                                                                      -------            --------

     Net cash used in operating activities                                            (68,668)            (60,222)
                                                                                      -------            --------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                657                   -
     Capital expenditures, net of effects from acquisitions                            (8,473)             (7,288)
     Payments for acquisitions, net of cash acquired                                   (1,353)            (17,381)
                                                                                      -------            --------

     Net cash used in investing activities                                             (9,169)            (24,669)
                                                                                      -------            --------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                    85,112              69,702
     Principal payments and retirement of long-term debt                              (25,766)             (5,652)
     Purchase of treasury stock                                                       (13,842)             (1,495)
     Dividends paid                                                                    (2,218)             (2,102)
     Proceeds from exercise of employee stock options                                       -               1,311
                                                                                      -------            --------

    Net cash provided by financing activities                                          43,286              61,764
                                                                                      -------            --------

 Effect of exchange rate changes on cash                                                  252                 630
 Net decrease in cash                                                                 (34,299)            (22,497)
 Cash and cash equivalents at beginning of the period                                  40,380              23,457
                                                                                      -------            --------
 Cash and cash equivalents at end of the period                                       $ 6,081               $ 960
                                                                                      =======               =====
 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                         $ 7,691             $ 7,995
                                                                                      =======               =====
     Income taxes                                                                       $ 944                $ 76
                                                                                      =======               =====




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

NOTE 2


                                   INVENTORIES
                                   -----------
                             (Dollars in Thousands)


                                June 30, 2000  (unaudited)    December 31, 1999
                                ---------------------------   -----------------
   Finished Goods                      $127,498                 $110,802
   Work in Process                        4,206                    5,393
   Raw Materials                         90,378                   72,205
                                        -------                  -------

       Total inventories               $222,082                 $188,400
                                       ========                 ========




NOTE 3


                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)

                                                            June 30, 2000        December 31, 1999
                                                             (unaudited)
   ----------------------------------------------------   -----------------     -------------------
   Land, buildings and improvements                              $60,449            $ 60,046
   Machinery and equipment                                       100,326              99,223
   Tools, dies and auxiliary equipment                            10,891              10,691
   Furniture and fixtures                                         32,375              24,783
   Leasehold improvements                                          6,525               6,247
   Construction in progress                                       10,987              12,986
                                                                --------            --------
                                                                 221,553             213,976
   Less: accumulated depreciation                                115,497             107,398
                                                                --------            --------
         Total property, plant and equipment - net              $106,056            $106,578
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

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000. In addition, the facility requires the maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At June 30, 2000, the Company did not comply with a maximum leverage covenant requirement for which the Company received amendments dated August 11, 2000. One of the amendments changes the clean-down provision where during the period from October 1 through December 31, 2000, the Company is required to clean down the outstanding loans to $30 million (vs. zero) for 30 consecutive days. At June 30, 2000, borrowings under the Company's aggregate revolving credit facilities amounted to $87.7 million.

NOTE 5



                                 LONG-TERM DEBT
                                 --------------
                             (Dollars in thousands)

                                                            June 30, 2000       December 31, 1999
                                                              (unaudited)
                                                       -------------------    --------------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures                        $ 90,000                $ 90,000
7.56% senior note payable                                          62,571                  73,000
10.22% senior note payable                                             --                  14,000
Canadian Credit Facility                                            6,748                   6,811
5.0% Notes Payable - Honeywell                                      1,000                   1,000
5.0% - 8.8% Facilities                                              4,063                   4,941
7.5% - 10.5% Purchase Obligations                                   1,833                   2,166
Other                                                                 740                     862
                                                       ------------------     -------------------
                                                                  166,955                 192,780
Less: current portion                                              14,773                  28,912
                                                       ------------------     -------------------
             Total non-current portion of
                 long-term debt                                  $152,182                $163,868
                                                       ==================     ===================


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


NOTE 5 (CONTINUED)

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

NOTE 6

The Company sells certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At June 30, 2000, net accounts receivables amounting to $25,000,000 had been sold under this agreement.

NOTE 7

Total comprehensive income was $6,783,000 and $12,455,000 for the three-month periods ended June 30, 2000 and 1999, respectively, and $6,873,000 and $16,644,000 for the six month periods ended June 30, 2000 and 1999, respectively.

NOTE 8

At June 30, 2000, 1,369,154 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 1,190,325 shares were subject to outstanding options. 548,835 of these outstanding options were vested at June 30, 2000.

NOTE 9

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net income per common share:



                                                           For Three-Months Ended                   For Six-Months Ended
                                                                  June 30,                                June 30,
                                                   --------------------------------------    ---------------------------------------
                                                        2000                    1999                 2000                  1999
                                                        ----                    ----                 ----                  ----

   Earnings before extraordinary item                 $7,036,000             $12,033,000           $7,421,000           $15,681,000
      Extraordinary item                                   --                   --                   (501,000)              --
                                                   ----------------     -----------------    -----------------     -----------------
   Earnings available to common stockholders           7,036,000              12,033,000            6,920,000            15,681,000
   Effect of convertible debentures                      911,000                --                   --                    --
                                                   ----------------     -----------------    -----------------     -----------------
      Net earnings available to common
      stockholders assuming                           $7,947,000             $12,033,000           $6,920,000           $15,681,000
      dilution                                     ================     =================    =================     =================

   Weighted average common shares                     11,937,798              13,136,458           12,173,673            13,112,189
   Effect of convertible debentures                    2,796,000                  --                   --                    --
   Effect of stock options                                22,398                 101,559               81,080                98,138
                                                   ----------------     -----------------    -----------------     -----------------
      Weighted average common
      equivalent shares
   outstanding                                          14,756,196            13,238,017           12,254,753            13,210,327
      assuming  dilution                           ================     =================    =================     =================




The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.



                                              For Three-Months Ended                     For Six-Months Ended
                                                     June 30,                                  June 30,
                                       --------------------------------------      ---------------------------------------
                                            2000                  1999                   2000                  1999
                                            ----                  ----                   ----                  ----

   Stock options                            911,979               144,582               777,825               144,582
   Convertible debentures                     --                    --                2,796,000                   --
                                       ================     =================      =================     =================

NOTE 10

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. As of June 30, 2000, the Company had not committed any shares to be released.

NOTE 11

The Company's two reportable operating segments are Engine Management and Temperature Control. Effective with the beginning of fiscal 2000, the Company reclassified certain European operations from the Engine Management and Temperature control segments to a separate segment, which currently do not meet the criteria of a reportable segment. Amounts in 1999 have been reclassified to conform to the 2000 presentation.


                                                                              Industry Segment
                                                                           (Dollars in thousands)
                                                                     For the three-months ended June 30,
                                              ------------------------------------------------------------------------------------
                                                               2000                                          1999
                                              -------------------------------------------- ---------------------------------------
                                                                         OPERATING                                 OPERATING
                                                 NET SALES                INCOME                 NET SALES          INCOME
                                                 ---------                ------                 ---------          ------
Engine Management                                      $72,867               $10,000               $76,689                $8,711
Temperature Control                                     92,678                10,169               116,605                16,391
All Other                                               10,740               (5,518)                12,420               (2,942)
                                             ------------------     -----------------     -----------------     -----------------
Consolidated                                          $176,285               $14,651              $205,714               $22,160
                                             ==================     =================     =================     =================




                                                                              Industry Segment
                                                                           (Dollars in thousands)
                                                                      For the six-months ended June 30,
                                            ------------------------------------------------------------------------------------
                                                               2000                                       1999
                                            -------------------------------------------- ---------------------------------------
                                                 NET SALES      OPERATING INCOME         NET SALES          OPERATING INCOME

Engine Management                                 $146,022          $17,574             $155,280                $15,644
Temperature Control                                154,720           10,907              207,632                 23,764
All Other                                           22,302          (9,694)               19,591                (8,460)
                                             --------------       ----------           ----------          -------------
Consolidated                                      $323,044          $18,787             $382,503                $30,948
                                             ==============       ==========           ==========          =============



All other consists of items pertaining to European and Canadian operations and the corporate headquarters function which do not meet the criteria of a reportable segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes, minority interest and extraordinary item:



                                                      For Three-Months Ended                           For Six-Months Ended
                                                             June 30,                                       June 30,
                                             ------------------------------------------       -------------------------------------
                                                   2000                     1999                    2000                     1999
                                                   ----                     ----                    ----                     ----

Operating income                                     $14,651                $22,160                 $18,787                $30,948
Other income (expense)                                    61                   (516)                    485                   (829)
Interest expense                                       4,747                  4,802                   8,654                  8,243
                                             ----------------       -----------------       -----------------      -----------------
      Earnings before taxes
      and minority interest                           $9,965                $16,842                 $10,618                 $21,876
                                            ==================      =================       =================      =================


NOTE 12

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In the first six months of 2000, cash used in operations amounted to $68.7 million, as compared to $60.2 million in the same period of 1999. The change is primarily attributable to a decrease in net sales of $59.5 million, as compared to the same period in 1999. Lower than expected net sales have reduced net earnings and negatively impacted inventory levels. Of the $59.5 million net sales decrease, the Temperature control segment represents $52.9 million of such decrease. The most significant contributor for this decrease is our retail customers achieving substantial inventory reductions during the first six months of this year. With respect to inventory levels, the Company anticipates a decrease in Temperature Control inventories, as efforts are underway to more closely align production levels with anticipated sales.

Cash used in investing activities was $9.2 million in the first six months of 2000, as capital expenditures and payments for acquisitions were partially offset by proceeds from the sale of property, plant and equipment. In January 2000 the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been renamed "Four Seasons UK, LTD." The purchase will assist in distributing components for the repair of air conditioning systems. Total acquisition price was approximately $1.4 million.

Cash provided by financing activities was $43.3 million in the first six months of 2000, as compared to $61.8 million in the same period of 1999, the decrease reflecting higher long-term debt payments and repurchase of company stock.

Payments under the Company's long-term debt arrangements during the first six months of 2000 amounted to $25.8 million and reflected a $14 million prepayment of a 10.22% senior note. In connection with this prepayment, the Company reflected an extraordinary loss of approximately $0.5 million in the first quarter of 2000 related to prepayment penalties and the write-off of deferred loan costs.

In 1998 and 1999 the Board of Directors authorized three repurchase programs under which the Company could repurchase a total of 1,050,000 shares of its common stock at a cost of up to $22 million. The stock purchased is to be used to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. On March 2, 2000 the Board of Directors authorized an additional share repurchase program at a cost of up to $8 million. During the first six months of 2000, the Company repurchased approximately 1.1 million shares at a cost of approximately $13.8 million. At June 30, 2000 the Company may repurchase additional shares at a maximum aggregate cost of $2.2 million.

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

-------------------------------------------

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000. In addition, the facility requires the maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At June 30, 2000, the Company did not comply with a maximum leverage covenant requirement for which the Company received amendments dated August 11, 2000. One of the amendments changes the clean-down provision where during the period from October 1 through December 31, 2000, the Company is required to clean down the outstanding loans to $30 million (vs. zero) for 30 consecutive days. At June 30, 2000, borrowings under the Company's aggregate revolving credit facilities amounted to $87.7 million.

The Company sells certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At June 30, 2000, net accounts receivables amounting to $25,000,000 had been sold under this agreement.

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

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE-MONTHS ENDED JUNE 30, 2000 TO THE THREE-MONTHS
----------------------------------------------------------------------
ENDED JUNE 30, 1999
-------------------
On a consolidated basis, net sales in the second quarter of 2000 were $176.3 million, a decrease of $29.4 million from the second quarter of 1999. Net Sales in Temperature Control decreased by $23.9 million, primarily due to our retail customers achieving substantial inventory reductions during the first six months of this year. With respect to inventory levels, the Company anticipates a decrease in Temperature Control inventories, as efforts are underway to more closely align production levels with anticipated sales. Net sales declines in Engine Management reflect the continued weakness in the automotive aftermarket.

Gross margins, as a percentage of net sales, increased to 32.7% in the second quarter of 2000 from 31.6% in the second quarter of 1999. On an overall basis, this increase reflects an increase in net pricing and a focus on cost reduction programs.

Selling, general and administrative expenses (SG&A) remained relatively flat in the second quarter of 2000, as compared to the second quarter of 1999.

Operating income decreased by $7.5 million in the second quarter of 2000, as compared to the second quarter of 1999, primarily due to the net sales decline in Temperature Control discussed above. Results of Engine Management as compared to a year ago, reflect an increase in operating income of $1.3 million, reflecting price increases and a continued focus on cost reduction programs.

Other income, net, increased in the first quarter 2000, as compared to the first quarter of 1999, primarily due to the Company's 1999 fourth quarter decision to exit its Heat Battery joint venture in Canada and earnings generated by other equity investments.

The Company's effective tax rate increased from 28% in the second quarter in 1999 to 30% in 2000. The current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE SIX-MONTHS ENDED JUNE 30, 2000 TO THE SIX-MONTHS
------------------------------------------------------------------
ENDED JUNE 30, 1999
-------------------


Net sales for the six-month period June 30, 2000, decreased by $59.5 million, to $323 million, as compared to the same period in 1999. Temperature Control net sales declined by $52.9 million to $154.7 million for the six month period June 30, 2000, as compared to the same period in 1999. Engine Management sales decreased by $9.3 million to $146 million, primarily due to the general softness in the automotive after-market.

Gross margins improved in 2000 to 32.5% compared to 30.9% in the same period in 1999, reflecting an increase in net pricing and the Company's overall cost cutting measures.

Sales, general and administrative expenses (S,G & A) have decreased by $1.2 million dollars as compared to the same period in 1999, reflecting the Company's overall cost cutting programs and lower compensation costs relative to the Company's EVA incentive program and retirement/profit sharing program.

Operating income decreased by $12.2 million dollars in 2000 as compared to the six month period in 1999, primarily due to the Temperature Control division sales decline discussed previously. Engine Management division increased operating income by $1.9 million in 2000, as compared to the same period in 1999, largely due to the cost-cutting measures and price increases discussed previously.

Other income increased by $1.3 million to $485,000 in 2000, as compared to a loss in 1999, because of the Company's decision to exit the Heat Battery joint venture in December 1999 and earnings generated by other equity investments.

Interest expense increased by $411,000 to $8.7 million in 2000 compared to 1999 due to a mix of higher aggregate borrowings and an increase in variable borrowing rates.

For the six month period, June 30, 2000, as compared to the same period in 1999, the effective tax rate increased from 28% to 30%. The current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

On March 13, 2000 the Company prepaid the entire outstanding balance of the
10.22 % senior note in the amount of $14 million. In connection with this prepayment, the Company incurred an extraordinary loss of $.5 million, net of taxes, for prepayment penalties and the write-off of deferred loan costs.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
As a result of principal payments on long term debt and an increase in short term borrowings during the first quarter of 2000, the Company's percentage of variable rate debt to total debt has increased from 7% at December 31, 1999 to 39% at June 30, 2000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

(a)        May 18, 2000  Annual Meeting

(b)        Directors Elected       --     Nathaniel L. Sills
                                          Lawrence I. Sills
                                          Arthur D. Davis
                                          Susan F. Davis
                                          William H. Turner
                                          John L. Kelsey
                                          Robert J. Swartz
                                          Marilyn F. Cragin
                                          Arthur S. Sills
                                          Robert M. Gerrity
                                          Kenneth A. Lehman

(c)        Proposals voted upon:

          (I) Election of Directors:

                                                    VOTES FOR    VOTES WITHHELD
                                                    ---------    --------------

                  Nathaniel L. Sills                8,459,018       2,024,366
                  Lawrence I. Sills                 8,470,705       2,024,251
                  Arthur D. Davis                   8,472,744       2,024,085
                  Susan F. Davis                    8,478,928       2,024,645
                  William H. Turner                 8,481,782       2,024,632
                  John L. Kelsey                    8,481,757       2,024,632
                  Robert J. Swartz                  8,481,782       2,024,632
                  Marilyn F. Cragin                 8,479,478       2,024,083
                  Arthur S. Sills                   8,473,546       2,024,266
                  Robert M. Gerrity                 8,476,979       2,024,632
                  Kenneth A. Lehman                 8,476,688       2,024,928

           (2) Managements Proposal to Amend the Company's 1994 Omnibus Stock Option Plan

                     VOTED FOR      VOTED AGAINST      ABSTAINED
                     ---------      -------------      ---------

                     8,013,930       2,435,182         196,335


           (3)       Shareholder Proposal Concerning Preferred Share Purchase
                     Rights


                     VOTED FOR      VOTED AGAINST     ABSTAINED
                     ---------      -------------     ---------

                     3,465,087        6,374,962        66,284

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) EXHIBIT

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



                                             STANDARD MOTOR PRODUCTS, INC.
                                           -----------------------------
                                                  (Registrant)






AUGUST 11, 2000                                 JAMES J. BURKE
---------------                            -------------------------------
  (Date)                                     Vice President Finance,
                                             Chief Financial Officer