Form 10-Q
period 2000-09-30
STANDARD MOTOR PRODUCTS INC
filed 2000-11-14
CIK 93389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                For the Quarterly Period Ended SEPTEMBER 30, 2000
                                               ------------------
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        DATE                       CLASS                        SHARES
        ----                       -----                        ------
     OUTSTANDING
     -----------
                             COMMON STOCK PAR
  OCTOBER 31, 2000         VALUE $2.00 PER SHARE              12,445,179
  ----------------         ---------------------              ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                               SEPTEMBER 30, 2000




                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1                                                                  PAGE NO.
------                                                                  --------

CONSOLIDATED BALANCE SHEETS
September 30, 2000 and December 31, 1999                                 3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the Three-Month and Nine-Month
periods ended September 30, 2000 and 1999                                  5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
Nine-Month periods ended September 30, 2000 and 1999                       6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7 - 11

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     12 - 14

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 14




                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1

Legal Proceedings                                                          15

ITEM 6

Exhibits and Reports on Form 8-K                                           16

Signature                                                                  16


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                     ------

                                                   September 30,   December 31,
                                                     2000            1999
                                                     ----            ----
--------------------------------------------------------------------------------
                                                   (Unaudited)
Current assets:
       Cash and cash equivalents                      $  5,715   $ 40,380
       Accounts and notes receivable, net of
       allowance for doubtful accounts and
       discounts of $5,831 (1999 - $4,611) (Note 6)    163,196    119,635
       Inventories (Note 2)                            219,880    188,400
       Deferred income taxes                            13,827     13,830
       Prepaid expenses and other current assets        13,711     12,448
                                                      --------   --------

              Total current assets                     416,329    374,693
                                                      --------   --------

Property, plant and equipment, net of
       Accumulated depreciation (Note 3 and 5)         104,905    106,578

Goodwill, net                                           39,864     41,619
Other assets                                            30,041     33,131
                                                      --------   --------

              Total assets                            $591,139   $556,021
                                                      ========   ========


          See accompanying notes to consolidated financial statements



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                      September 30,      December 31,
                                                                                          2000              1999
----------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)


Current liabilites:
         Notes payable (Note 4)                                                         $ 65,167            $ 2,645
         Current portion of long-term debt (Note 5)                                       14,661             28,912
         Accounts Payable                                                                 50,347             41,708
         Sundry payables and accrued expenses                                             55,172             64,826
         Accrued customer returns                                                         27,019             22,698
         Payroll and commissions                                                           9,391              8,098
                                                                                       ---------          ---------
                     Total current liabilites                                            221,757            168,887
                                                                                       ---------          ---------

Long-term debt (Note 5)                                                                  150,308            163,868

Postretirement benefits other than pensions
         and other accrued liabilities                                                    20,623             19,748
                                                                                       ---------          ---------
                     Total liabilities                                                   392,688            352,503
                                                                                       ---------          ---------

Commitments and contingencies (Notes 4, 5, 8, 10 and 12)

Stockholders' equity (Notes 5, 7, 8, 9 and 10):
         Common stock - par value $2.00 per share
                     Authorized - 30,000,000 shares Issued
                    - 13,324,476 shares
                     in 2000 and 1999 (including 1,629,297 and
                     598,154 shares held as treasury shares in 2000 and
                     1999, respectively)                                                  26,649             26,649

         Capital in excess of par value                                                    2,541              2,957
         Retained earnings                                                               193,355            184,848
         Accumulated other comprehensive income                                              453                714
                                                                                       ---------          ---------
                                                                                         222,998            215,168

         Less: treasury stock - at cost                                                   24,547             11,650
                                                                                       ---------          ---------

                     Total stockholders' equity                                          198,451            203,518
                                                                                       ---------          ---------

                     Total liabilities and stockholders' equity                        $ 591,139          $ 556,021
                                                                                       =========          =========




See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)

                                                                      For Three-Months Ended                  For Nine-Months Ended
                                                                          September 30,                          September 30,
                                                                     2000                  1999             2000            1999
                                                                     ----                  ----             ----            ----
Net sales                                                           $166,819              $189,759         $489,863        $572,262

Cost of sales                                                        114,905               127,627          332,964         391,821
                                                                  ----------            ----------       ----------      ----------

     Gross profit                                                     51,914                62,132          156,899         180,441

Selling, general and administrative expenses                          40,221                42,892          126,419         130,253
                                                                  ----------            ----------       ----------      ----------

     Operating income                                                 11,693                19,240           30,480          50,188

Other income (expense) - net                                             151                    14              636            (815)

Interest expense                                                       4,959                 4,017           13,613          12,260
                                                                  ----------            ----------       ----------      ----------

     Earnings before taxes, minority interest
        and extraordinary item                                         6,885                15,237           17,503          37,113

Income taxes                                                           2,066                 4,588            5,251          10,604

Minority interest                                                         39                   (76)              27            (255)
                                                                  ----------            ----------       ----------      ----------

     Earnings before extraordinary item                                4,858                10,573           12,279          26,254

Extraordinary loss on early extinguishment of debt, net of taxes           -                 1,060              501           1,060
                                                                  ----------            ----------       ----------      ----------

     Net earnings                                                      4,858                 9,513           11,778          25,194

Retained earnings at beginning of period                             189,550               195,258          184,848         181,679
                                                                  ----------            ----------       ----------      ----------
                                                                     194,408               204,771          196,626         206,873

Less: cash dividends for period                                        1,053                 1,185            3,271           3,287
                                                                  ----------            ----------       ----------      ----------
Retained earnings at end of period                                  $193,355              $203,586         $193,355        $203,586
                                                                  ==========            ==========       ==========      ==========
PER SHARE DATA:

Net earnings per common share - basic:
     Earnings per share before extraordinary item                      $0.41                 $0.80            $1.02           $2.00
     Extraordinary loss on early extinguishment of debt                    -                 (0.08)           (0.04)          (0.08)
                                                                  ----------            ----------       ----------      ----------
     Net earnings per common share - basic                             $0.41                 $0.72            $0.98           $1.92

Net earnings per common share - diluted:
     Earnings per share before extraordinary item                      $0.40                 $0.74            $1.02           $1.94
     Extraordinary loss on early extinguishment of debt                    -                 (0.07)           (0.04)          (0.08)
                                                                  ----------            ----------       ----------      ----------
     Net earnings per common share - diluted                           $0.40                 $0.67            $0.98           $1.86
                                                                  ==========            ==========       ==========      ==========

Average number of common shares                                   11,697,788            13,157,864       12,013,886      13,127,581
                                                                  ==========            ==========       ==========      ==========

Average number of common and dilutive shares                      14,493,788            15,141,598       12,062,000      13,852,370
                                                                  ==========            ==========       ==========      ==========


See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                                                                    For the Nine-Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                   2000                 1999
                                                                                   ----                 ----
   Cash flows from operating activities:
   Net earnings                                                                   $ 11,778            $ 25,194
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization                                                  14,203              13,176
     Equity (Income) Loss  from joint ventures                                        (661)              1,468
     Employee Stock Ownership Plan Allocation                                          923               1,773
     Extraordinary Loss on repayment of debt                                           865               1,767
   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                          (42,142)            (63,052)
     (Increase) Decrease in inventories                                            (30,289)             14,297
     Increase in other current assets                                               (1,206)             (2,310)
     Decrease (Increase) in other assets                                             2,206              (2,589)
     Increase (Decrease) in accounts payable                                         8,148             (11,950)
     (Decrease) Increase in sundry payables and accrued expenses                   (11,226)             17,182
      Increase in other liabilities                                                  7,587               4,360
                                                                                   -------             -------

     Net cash used in operating activities                                         (39,814)               (684)
                                                                                   -------             -------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                             657                   -
     Capital expenditures, net of effects from acquisitions                        (11,679)             (9,991)
     Payments for acquisitions, net of cash acquired                                (1,499)            (17,381)
                                                                                   -------             -------

     Net cash used in investing activities                                         (12,521)            (27,372)
                                                                                   -------             -------

 Cash flows from financing activities:
     Net borrowings (repayments) under line-of-credit agreements                    62,568              (1,334)
     Principal payments and retirement of long-term debt                           (27,752)            (44,573)
     Proceeds from issuance of long term debt                                            -              86,941
     Purchase of treasury stock                                                    (14,345)             (2,848)
     Dividends paid                                                                 (3,271)             (3,287)
     Proceeds from exercise of employee stock options                                    -               1,831
                                                                                   -------             -------

    Net cash provided by financing activities                                       17,200              36,730
                                                                                   -------             -------

 Effect of exchange rate changes on cash                                               470                 620
                                                                                   -------             -------

 Net (decrease) increase in cash                                                   (34,665)              9,294
 Cash and cash equivalents at beginning of the period                               40,380              23,457
                                                                                   -------             -------

 Cash and cash equivalents at end of the period                                    $ 5,715            $ 32,751
                                                                                   =======            ========



 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                     $ 14,414            $ 12,202
                                                                                  ========            ========
     Income taxes                                                                 $  1,369            $  3,887
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

NOTE 2



                                   INVENTORIES
                             (Dollars in Thousands)
                                                                  September 30, 2000        December 31, 1999
                                                                    (unaudited)
                                                                  ------------------        -----------------

Finished Goods                                                       $111,203                   $110,802
Work in Process                                                         5,757                      5,393
Raw Materials                                                         102,920                     72,205
                                                                     --------                   --------

                    Total inventories                                $219,880                   $188,400
                                                                     ========                   ========




NOTE 3
                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)

                                                                  September 30, 2000        December 31, 1999
                                                                    (unaudited)
                                                                  ------------------        -----------------

Land, buildings and improvements                                      $   60,372               $ 60,046
Machinery and equipment                                                  100,246                 99,223
Tools, dies and auxiliary equipment                                       10,993                 10,691
Furniture and fixtures                                                    32,618                 24,783
Leasehold improvements                                                     7,005                  6,247
Construction in progress                                                  12,799                 12,986
                                                                      ----------               --------
                                                                         224,033                213,976
Less: accumulated depreciation and amortization                          119,128                107,398
                                                                      ----------               --------
         Total property, plant and equipment - net                    $  104,905               $106,578
                                                                      ==========               ========


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

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000. In addition, the facility requires the maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At June 30, 2000, the Company did not comply with a maximum leverage covenant requirement for which the Company received amendments dated August 11, 2000. One of the amendments changes the clean-down provision where during the period from October 1 through December 31, 2000, the Company is required to clean down the outstanding loans to $30 million (vs. zero) for 30 consecutive days. At September 30, 2000, borrowings under the Company's aggregate revolving credit facilities amounted to $65.2 million.

NOTE 5


                                 LONG-TERM DEBT
                                 --------------
                             (Dollars in thousands)

                                                                September 30, 2000          December 31, 1999
                                                                       (unaudited)
                                                             ----------------------    -----------------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures                                 $ 90,000                   $ 90,000
7.56% senior note payable                                                   62,571                     73,000
10.22% senior note payable                                                      --                     14,000
Canadian Credit Facility                                                     5,373                      6,811
5.0% Notes Payable - Honeywell                                               1,000                      1,000
5.0% - 8.8% Facilities                                                       3,680                      4,941
7.5% - 10.5% Purchase Obligations                                            1,667                      2,166
Other                                                                          678                        862
                                                                           -------                    -------
                                                                           164,969                    192,780
Less: current portion                                                       14,661                     28,912
                                                                           -------                    -------
             Total non-current portion of
                 long-term debt                                           $150,308                   $163,868
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

The Company holds an 80.1% equity interest in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, which has various existing credit facilities which mature by 2003.

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

NOTE 6

The Company sells certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At September 30, 2000, net accounts receivables amounting to $25,000,000 had been sold under this agreement.

NOTE 7

Total comprehensive income was $4,644,000 and $9,729,000 for the three-month periods ended September 30, 2000 and 1999, respectively, and $11,517,000 and $26,373,000 for the nine-month periods ended September 30, 2000 and 1999, respectively.

NOTE 8

At September 30, 2000, 1,369,154 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 1,223,075 shares were subject to outstanding options. 606,085 of these outstanding options were vested at September 30, 2000.

NOTE 9

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share:

                                                               For Three-Months Ended            For Nine-Months Ended
                                                                   September 30,                     September 30,
                                                             ------------ --------------    -------------   --------------
                                                                   2000          1999            2000           1999
                                                                   ----          ----            ----           ----

   Earnings before extraordinary item                         $ 4,858,000   $ 10,573,000    $ 12,279,000    $ 26,254,000
      Extraordinary item                                             --       (1,060,000)       (501,000)     (1,060,000)
                                                              -----------   ------------    ------------    ------------
   Earnings available to common stockholders                    4,858,000      9,513,000      11,778,000      25,194,000
   Effect of convertible debentures                               911,250        607,500            --           607,500
                                                              ===========   ============    ============    ============
      Net earnings available to common
      stockholders assuming                                   $ 5,769,250   $ 10,120,500      11,778,000    $ 25,801,500
   dilution
                                                              ===========   ============    ============    ============

   Weighted average common shares                              11,697,788     13,157,864      12,013,886      13,127,581
   Effect of convertible debentures                             2,796,000      1,864,080            --           621,360
   Effect of stock options                                           --          119,654          48,114         103,429
                                                              -----------   ------------    ------------    ------------
      Weighted average common
      equivalent shares
   outstanding                                                 14,493,788     15,141,598      12,062,000      13,852,370
      assuming  dilution
                                                              ===========   ============    ============    ============

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.


                                                        For Three-Months Ended              For Nine-Months Ended
                                                            September 30,                       September 30,
                                                   -------------- -- --------------- --- --------------- -- --------------
                                                       2000                1999                2000              1999
                                                       ----                ----                ----              ----

   Stock options                                      1,223,075           41,665              808,575           144,582
   Convertible debentures                                 --                 --             2,796,000               --
                                                   ==============    ===============     ===============    ==============

NOTE 10

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. As of September 30, 2000, the Company had not committed any shares to be released.

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


                                                                  Industry Segment
                                                               (Dollars in thousands)
                                                      For the three-months ended September 30,
                                       -----------------------------------------------------------------------
                                                       2000                                1999
                                       ------------------------------------- ---------------------------------
                                                              OPERATING                             OPERATING
                                         NET SALES             INCOME            NET SALES           INCOME
                                         ---------             ------            ---------           ------
Engine Management                             $72,875            $9,223            $72,977            $6,259
Temperature Control                            83,536             5,223            105,457            14,082
All Other                                      10,408            (2,753)            11,325            (1,101)
                                       ===============     ==============    ===============    ==============
Consolidated                                 $166,819           $11,693           $189,759           $19,240
                                       ===============     ==============    ===============    ==============

                                                                 Industry Segment
                                                               (Dollars in thousands)
                                                      For the nine-months ended September 30,
                                       -----------------------------------------------------------------------
                                                       2000                                1999
                                       ------------------------------------- ---------------------------------
                                                              OPERATING                             OPERATING
                                         NET SALES             INCOME            NET SALES           INCOME
                                         ---------             ------            ---------           ------
Engine Management                            $218,897           $26,797            $228,257          $21,903
Temperature Control                           238,256            16,130             313,089           37,846
All Other                                      32,710           (12,447)             30,916           (9,561)
                                       ===============     ==============    ===============    ==============
Consolidated                                 $489,863           $30,480            $572,262          $50,188
                                       ===============     ==============    ===============    ==============



All other consists of items pertaining to European and Canadian operations and the corporate headquarters function which do not meet the criteria of a reportable segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes, minority interest and extraordinary item:



                                             For Three-Months Ended                    For Nine-Months Ended
                                                 September 30,                             September 30,
                                       -----------------------------------       ----------------------------------
                                            2000                1999                 2000                1999
                                            ----                ----                 ----                ----

Operating income                             $11,693             $19,240              $30,480           $50,188
Other income (expense)                           151                  14                  636              (815)
Interest expense                               4,959               4,017               13,613            12,260
                                       ---------------      --------------       --------------     ---------------

     Earnings before taxes,
     minority interest and
     extraordinary item                       $6,885             $15,237              $17,503           $37,113
                                      ===============     ===============      ===============     ==============


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In the first nine months of 2000, cash used in operations amounted to $39.8 million, as compared to $.7 million in the same period of 1999. The change is primarily attributable to a decrease in net sales of $82.4 million, as compared to the same period in 1999. Lower than expected net sales have reduced net earnings and negatively impacted inventory levels. Of the $82.4 million net sales decrease, the Temperature control segment represents $74.8 million of such decrease. Contributing to this decrease is our retail customers achieving substantial inventory reductions and a very cool and wet summer season in the northeast and mid-west. With respect to inventory levels, although significant reductions were made to Temperature Control production levels, the short fall in net sales more than offset such reductions. In addition, due to a new customer, the Engine Management segment has been required to increase inventory levels significantly in order to fill the initial "pipeline" orders of such customer.

Cash used in investing activities was $12.5 million in the first nine months of 2000, as capital expenditures and payments for acquisitions were partially offset by proceeds from the sale of property, plant and equipment. In January 2000 the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been renamed "Four Seasons UK, LTD." The purchase will assist in distributing components for the repair of air conditioning systems. Total acquisition price was approximately $1.4 million. In addition, in July 2000, the Company completed the purchase of Automotive Heater Exchange SRL in Massa, Italy. The acquisitions are in alignment with our strategy of growing our Temperature Control presence in Europe.

Cash provided by financing activities was $17.2 million in the first nine months of 2000, as compared to $36.7 million in the same period of 1999, the decrease reflecting the repurchase of Company stock.

Payments under the Company's long-term debt arrangements during the first nine months of 2000 amounted to $27.8 million and reflected a $14 million prepayment of a 10.22% senior note. In connection with this prepayment, the Company reflected an extraordinary loss of approximately $0.5 million in the first quarter of 2000 related to prepayment penalties and the write-off of deferred loan costs.

In 1998 and 1999 the Board of Directors authorized three repurchase programs under which the Company could repurchase a total of 1,050,000 shares of its common stock at a cost of up to $22 million. The stock purchased is to be used to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. On March 2, 2000 the Board of Directors authorized an additional share repurchase program at a cost of up to $8 million. During the first nine months of 2000, the Company repurchased approximately 1.1 million shares at a cost of approximately $14.3 million. At September 30, 2000 the Company may repurchase additional shares at a maximum aggregate cost of $1.7 million.

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

-------------------------------------------

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down provision where during the period from September 1 through December 31 of each year of the facility, the Company must clean down to zero for 30 consecutive days and for a 30 day period immediately prior to or immediately following the clean-down period the outstanding loans cannot exceed $10,000,000. In addition, the facility requires the maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At June 30, 2000, the Company did not comply with a maximum leverage covenant requirement for which the Company received amendments dated August 11, 2000. One of the amendments changes the clean-down provision where during the period from October 1 through December 31, 2000, the Company is required to clean down the outstanding loans to $30 million (vs. zero) for 30 consecutive days. At September 30, 2000, borrowings under the Company's aggregate revolving credit facilities amounted to $65.2 million.

The Company sells certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At September 30, 2000, net accounts receivables amounting to $25,000,000 had been sold under this agreement.

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

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE-MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------
TO THE THREE-MONTHS ENDED  SEPTEMBER 30, 1999
---------------------------------------------

On a consolidated basis, net sales in the third quarter of 2000 were $166.8 million, a decrease of $22.9 million from the third quarter of 1999. Net Sales in Temperature Control decreased by $21.9 million, primarily due to our retail customers achieving substantial inventory reductions, loss of a major retailer earlier in the year and a very cool and wet summer in the northeast and mid-west. Net sales in Engine Management remain flat in the third quarter of 2000 as compared to the same period in 1999.

Gross margins, as a percentage of net sales, decreased to 31.1% in the third quarter of 2000 from 32.7% in the third quarter of 1999. Temperature Control margins have been, and will continue to be negatively impacted by decreased production levels resulting in underabsorbed overhead.

Selling, general and administrative expenses (SG&A) decreased by $2.7 million to $40.2 million in the third quarter of 2000, as compared to $42.9 million in the third quarter of 2000. This decrease primarily reflects lower compensation costs relative to the Company's EVA incentive and retirement/profit sharing programs, and the continued focus on the Company's cost cutting programs.

Operating income decreased by $7.5 million in the third quarter of 2000, as compared to the third quarter of 1999, primarily due to the net sales decline in Temperature Control discussed above. Results of Engine Management as compared to a year ago, reflect an increase in operating income of $3.0 million, reflecting price increases and a continued focus on cost reduction programs.

Other income, net, increased in the third quarter 2000, as compared to the third quarter of 1999, primarily due to the Company's 1999 fourth quarter decision to exit its Heat Battery joint venture in Canada and earnings generated by other equity investments.

Interest expense increased 0.9 million in the third quarter 2000 as compared to the same period in 1999, due to a mix of higher aggregate borrowings and an increase in variable interest rates.

Income taxes decreased $2.5 million due to lower earnings. The 30% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE NINE-MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE-MONTHS
--------------------------------------------------------------------------
ENDED  SEPTEMBER 30, 1999
-------------------------

Net sales for the nine-month period September 30, 2000, decreased by $82.4 million, to $489.9 million, as compared to the same period in 1999. Temperature Control net sales declined by $74.8 million to $238.3 million for the nine-month period September 30, 2000, as compared to the same period in 1999. Engine Management sales decreased by $9.4 million to $218.9 million, primarily due to the general softness in the automotive after-market.

Gross margins improved in 2000 to 32.0% compared to 31.5% in the same period in 1999, reflecting an increase in net pricing and the Company's overall cost cutting measures. Our improvement in gross margins, however, have been and will continue to be negatively impacted by decreased production levels in our Temperature Control segment resulting in underabsorbed overhead.

Sales, general and administrative expenses (S, G & A) have decreased by $3.8 million dollars as compared to the same period in 1999, reflecting lower compensation costs relative to the Company's EVA incentive and retirement/profit sharing programs, and the Company's overall cost cutting programs.

Operating income decreased by $19.7 million dollars in 2000 as compared to the nine-month period in 1999, primarily due to the Temperature Control sales decline discussed previously. Engine Management, however, increased operating income by $4.9 million in 2000, as compared to the same period in 1999, largely due to the cost-cutting measures and price increases discussed previously.

Other income increased by $1.5 million to $636,000 in 2000, as compared to a loss in 1999, primarily due to the Company's decision to exit the Heat Battery joint venture in December 1999 and earnings generated by other equity investments.

Interest expense increased by $1.4 million to $13.6 million in 2000 compared to 1999 due to a mix of higher aggregate borrowings and an increase in variable borrowing rates.

For the nine-month period, September 30, 2000, as compared to the same period in 1999, the effective tax rate increased from 28.6% to 30%. The current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

On March 13, 2000 the Company prepaid the entire outstanding balance of the
10.22 % senior note in the amount of $14 million. In connection with this prepayment, the Company incurred an extraordinary loss of $.5 million, net of taxes, for prepayment penalties and the write-off of deferred loan costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

As a result of principal payments on long term debt and an increase in short term borrowings during the third quarter 2000, the Company's percentage of variable rate debt to total debt has increased from 7% at December 31, 1999 to 32% at September 30, 2000.

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



                                          STANDARD MOTOR PRODUCTS, INC.
                                          -----------------------------
                                                  (Registrant)






NOVEMBER 14, 2000                          JAMES J. BURKE
-----------------                          --------------
  (Date)                                   Vice President Finance,
                                           Chief Financial Officer