Form 10-K
period 2000-12-31
STANDARD MOTOR PRODUCTS INC
filed 2001-04-02
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended           DECEMBER 31, 2000
                         -------------------------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                         Commission file number 1-4743
                                                ------

                          STANDARD MOTOR PRODUCTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW YORK                                              11-1362020
- -------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                 11101
- --------------------------------------------            --------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code           (718) 392-0200
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                  -------------------------------------------

COMMON STOCK                                 NEW YORK STOCK EXCHANGE
- --------------                               -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- --------------------------------------------------------------------------------


                                (TITLE OF CLASS)
- --------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 2001 of $9.90 per share held by non-affiliates of the registrant was $69,613,731. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on February 28, 2001 there were 12,445,179 shares outstanding of the Registrant's Common Stock.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

(A)   GENERAL DEVELOPMENT OF BUSINESS

      Standard Motor Products (referred to herein as the "Company" or "SMP") manufactures and distributes replacement parts for motor vehicles. The Company is now organized into two principal segments, each focused on a specific type of replacement part. The Engine Management Division consists primarily of ignition and emission parts, on-board computers, ignition wires, battery cables and fuel system parts. The Temperature Control Division consists primarily of air conditioning compressors, other air conditioning parts and heater parts. The Company sells its products primarily to warehouse distributors and large auto parts retail chains. SMP's customers consist of most of the top warehouse distributors and most of the leading auto parts retail chains, including Advance Auto Parts, AutoZone, Carquest and NAPA Auto Parts. The Company distributes parts under its own brand names, such as Standard, Blue Streak and Four Seasons, and also under private labels for key customers. In addition to its two principal operating segments, effective with the beginning of fiscal 2000, the Company considers its European Operations to be a separate operating segment along with its Canadian operations. Both the European and Canadian operations consist of Engine Management and Temperature Control related activities.

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

      In January 2000, the Company completed the purchase of Vehicle Air Condition Parts, located in England, which has subsequently been renamed "Four Seasons UK, LTD." The purchase will assist in distributing components for the repair of air conditioning systems. The total acquisition price was approximately $1.4 million. In addition, in July 2000, the Company completed the purchase of Automotive Heater Exchange SRL in Massa, Italy. The acquisitions are in alignment with the Company's strategy of growing the Company's Temperature Control sales in Europe.

(B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The table below shows the Company's sales by operating segment and by major product group within each segment. The Company's two reportable operating segments are Engine Management and Temperature Control. Effective with the beginning of fiscal 2000, the Company reclassified certain European operations from the Engine Management and Temperature control segments to a separate segment, which currently does not meet the criteria of a reportable segment. Amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation.

                               YEARS ENDED DECEMBER 31,
                                (Dollars in thousands)
                                        2000                            1999                       1998
                                 ---------------------         ---------------------        -----------------------
                                                % of                          % of                         % of
                                    AMOUNT      TOTAL          AMOUNT         TOTAL         AMOUNT        TOTAL
                                    ------      -----          ------         -----         ------        -----
ENGINE MANAGEMENT:
    Ignition & Emission Parts     $226,297      37.4%        $218,221         33.2%       $ 235,502        36.3%
    Wires and Cables                61,405      10.1%          61,275          9.3%          67,661        10.4%
    Fuel System Parts                9,684       1.6%          12,265          1.9%          22,870         3.5%
                                     -----       ----          ------          ----          ------         ----
TOTAL ENGINE MANAGEMENT            297,386      49.1%         291,761         44.4%         326,033        50.2%
                                   -------      -----         -------         -----         -------        -----
   Compressors                     122,113      20.1%         141,657         21.5%         131,154        20.2%
   Other Air Conditioning Parts    133,020      21.9%         175,115         26.6%         143,499        22.1%
   Heating Parts                    12,012       2.0%           8,677          1.3%          20,783         3.2%
                                    ------       ----           -----          ----          ------         ----
TOTAL TEMPERATURE CONTROL          267,145      44.0%         325,449         49.4%         295,436        45.5%
                                   -------      -----         -------         -----         -------        -----
All Other                           41,919       6.9%          41,031          6.2%          27,951         4.3%
                                    ------       ----          ------          ----          ------         ----
TOTAL                             $606,450     100.0%        $658,241        100.0%        $649,420       100.0%
                                  ========     ======        ========        ======        ========       ======


      The table below shows the Company's operating profit and identifiable assets by reportable operating segment.

                            YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                            2000                   1999                 1998
                                  ---------------------- ---------------------- ----------------------
                                  OPERATING IDENTIFIABLE OPERATING IDENTIFIABLE OPERATING IDENTIFIABLE
                                   PROFIT      ASSETS      PROFIT     ASSETS      PROFIT     ASSETS
                                   ------      ------      ------     ------      ------     ------
Engine Management                $ 37,964    $265,336   $ 26,104    $253,346   $ 30,912    $282,628
Temperature Control Systems        11,537     224,410     17,289     212,026     19,544     182,107
All Other                         (18,837)     59,650    (13,849)     90,649     (6,525)     56,821
                                 --------   --------    --------    --------   --------    --------

TOTAL                            $ 30,664    $549,396   $ 29,544    $556,021   $ 43,931    $521,556
===============================  ========    ========   ========    ========   ========    ========

      "All Other" consists of items pertaining to the corporate headquarters function, as well as the Canadian and European business units that do not meet the criteria of a reportable operating segment.

(C)   NARRATIVE DESCRIPTION OF BUSINESS

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

      ENGINE MANAGEMENT DIVISION

      In the Company's Engine Management Division, replacement parts for automotive ignition and emission control systems account for about 37% of the Company's 2000 revenues. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors and EGR valves. The Company is a basic manufacturer of many of the ignition parts it markets. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and imports, including passenger cars and light trucks. The products also cover certain off-road and marine applications.

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

      Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. The Company is a leader in the manufacture and sale of these engine management component parts, including remanufactured automotive computers. The shift from the traditional breaker-point ignition systems to electronic ignition systems started approximately 25 years ago. The shift was a response to pressures from the government and environmental groups to reduce national fuel consumption and the level of pollutants from auto exhaust. Electronic ignition systems enable the engine to improve fuel efficiency and reduce this level of hazardous fumes in exhaust gases. In 2000, electronic control modules and electronic voltage regulators comprised approximately 11% of the Company's total ignition and emission sales.

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

      The Company's sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems. Stricter government emission laws are being implemented in various parts of the United States. Specifically, the most significant law is 1990's Federal Clean Air Act. The I/M 240 section of the Clean Air Act imposes strict emission control test standards on existing as well as new vehicles, by means of a dynamometer test. The law is widely expected to be gradually implemented throughout the United States. In the future, we expect these new laws to have a positive impact on sales of our ignition and emission controls parts. However, the timing of such impact will depend on how quickly government agencies implement these new procedures at state levels. Vehicles failing these new, more stringent tests have required repairs utilizing parts sold by the Company. In 2000, oxygen sensors comprised approximately 8% of total ignition and emission parts sales.

      Wire and cable parts account for about 10% of the Company's 2000 revenues. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

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

      TEMPERATURE CONTROL DIVISION

       The Company manufactures, re-manufactures, and markets a broad line of replacement parts for automotive temperature control systems (air conditioning and heating), primarily under the brand names Four Seasons, Murray, Everco, Factory Air, Trumark, NAPA and Carquest. In recent years Four Seasons has offered private label packaging to its larger accounts. The major product groups sold by this division are Compressors, Other Air Conditioning parts including small motors, fan clutches, dryers, evaporators, accumulators and hoses, and Heating Parts, including heater cores and valves. Total Temperature Control sales account for approximately 44% of the Company's 2000 revenues.

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

      In January 2000, the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been renamed "Four Seasons UK, LTD." The purchase will assist in distributing components for the repair of air conditioning systems. Total acquisition price was approximately $1.4 million. In addition, in July 2000, the Company completed the purchase of Automotive Heater Exchange SRL in Massa, Italy.

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

      In connection with the Company's sales activities, the Company offers several types of discounts and or allowances. These discounts and allowances, the Company believes to be common practice throughout the aftermarket automotive industry. First, the Company offers cash discounts for paying invoices in accordance with the discounted terms of the invoice. Secondly, the Company offers pricing discounts based on volume and different product lines purchased from the Company. In addition to the aforementioned discounts, allowances for warranty and overstock returns are provided.

      CUSTOMERS

      The Company's customer base is comprised largely of warehouse distributors, jobber outlets, retailers, other manufacturers and export customers. In addition to serving our traditional customer base, we have expanded into the retail market by commencing sales to large retail chains.

      Members of one marketing group represent the Company's largest group of customers and accounted for approximately 15%, 14% and 13% of consolidated net sales for the years ended December 31, 2000, 1999 and 1998, respectively. One individual member of this marketing group accounted for 9%, 9% and 10% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's five largest individual customers, including members of this marketing group, accounted for 33%, 35% and 30% of net sales in 2000, 1999 and 1998, respectively.

      The loss of one or more of these customers could have a material adverse impact on the Company's business, financial condition and results of operations.

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

      This seasonality impacts profitability and working capital requirements. In addition, this seasonality offers significant operational challenges in the manufacturing and distribution functions. The Company traditionally offers a pre-season selling program (Spring promotion) to limit these challenges (e.g. rapid turnaround time of customer orders). The ultimate consumer (the car owner) wants a repair done correctly and quickly, and the Company's customers consider order turnaround time critical in evaluating SMP's performance.

      The pre-selling program primarily consists of two types of incentives and relates to orders placed in the months of January through May. Customers are offered a choice of an "off-invoice" discount or "dating terms" that are established whereby longer payment terms are offered on a monthly basis with final remaining balances due no later than August of that year.

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

      In 2000 the Company has started working on implementing a fully integrated enterprise resource planning (ERP) system. The implementation is expected to be fully completed in 2003. At that time, the system will encompass all aspects of the supply chain, including procurement, manufacturing, sales, distribution and finance, at all of the Company's facilities. It will also serve as the foundation upon which the Company can facilitate its E-commerce strategy.

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

      EMPLOYEES

      The Company employs approximately 3,400 people in the United States, Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 2,300 are production employees. In addition, the Company has joint venture operations in Canada and France. The Company now has binding labor agreements with the workers at all of its unionized facilities. Edwardsville, Kansas production employees are covered by a United Auto Workers contract that expires April 1, 2003. Long Island City, New York production employees are under a contract that expires October 1, 2001. The Company believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers. In addition, the Company has joint venture operations in Canada and France.

(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      SALES

      The Company sells its line of products primarily in the United States, with additional sales through Canada, Latin America, Europe and the Middle East. The Company's sales are substantially denominated in dollars. The table below shows the sales by geographic area for the last three years:

                           (U.S. DOLLARS IN THOUSANDS)


                                            Revenues
                        ------------------------------------------------
                                  2000             1999            1998
                                  ----             ----            ----
 United States                $527,188        $ 582,508       $ 586,044
 Canada                         26,553           27,331          25,513
 Other Foreign                  52,709           48,402          37,863
                        ------------------------------------------------
 Total                        $606,450        $ 658,241       $ 649,420
                        ================================================


Export sales originating from the United States for the years ended December 31, 2000, 1999 and 1998 were $13,547,000, $11,774,000 and $14,294,000 respectively, and have been included in the category, Other Foreign.

ITEM 2.        PROPERTIES

The Company maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

The table below describes the Company's principal physical properties. (For information with respect to rentals, see note 17 of Notes to Consolidated Financial Statements).




                      STATE OR                                                            OWNED OR LEASE
  LOCATION            COUNTRY    PRINCIPAL BUSINESS ACTIVITY                 SQUARE FEET  EXP. DATE
  --------            -------    ---------------------------                 -----------  --------------
  Corona              CA         Manufacturing and Distribution                78,200     2007
                                    (Temperature Control)
  Ontario             CA         Vacated-subleased                            250,200     2003
  Bradenton           FL         Vacated-available for sublease                52,000     2004
  Orlando             FL         Manufacturing (Ignition)                      50,600     2006
  Cumming             GA         Manufacturing (Temperature Control)           47,000     2007
  Cumming             GA         Distribution (Temperature Control)            30,000     2007
  Elk Grove Village   IL         Manufacturing (Temperature Control)           25,080     2002
  Bensenville         IL         Vacated-subleased                             14,000     2002
  Edwardsville        KS         Manufacturing and Distribution (Wire)        355,000     Owned
  Wilson              NC         Manufacturing (Ignition)                      31,500     2008
  Reno                NV         Distribution (Ignition)                       67,000     Owned
  Long Island City    NY         Administration and                           318,000     Owned
                                    Manufacturing (Ignition)
  Lewisville          TX         Administration and Distribution              415,000     2009
                                    (Temperature Control)
  Dallas              TX         Vacated-subleased                             42,700     2001
  Fort Worth          TX         Manufacturing & Distribution (Temperature    204,000     Owned
                                 Control)
  Fort Worth          TX         Manufacturing and Distribution               103,000     2004
                                 (Temperature Control)
  Grapevine           TX         Manufacturing (Temperature Control)          180,000     Owned
  Grapevine           TX         Storage                                        5,000     2001
  Grapevine           TX         Storage                                       83,125     2004
  Irving              TX         Training Center                               13,400     2004
  Disputanta          VA         Distribution (Ignition)                      411,000     Owned
  Rural Retreat       VA         Vacated-subleased                             72,400     2003
  Fajardo             PR         Manufacturing (Ignition)                     114,000     2007
  Mississauga         CANADA     Administration and Distribution              128,400     2006
                                 (Ignition, Wire, Temperature Control)
  St. Thomas          CANADA     Manufacturing (Temperature Control)           40,000     Owned
  Strasbourg          FRANCE     Administration and Distribution               16,146     2002
                                 (Temperature Control)
  Hong Kong           HK         Manufacturing (Ignition)                      21,534     2003
  Reynosa             MEXICO     Manufacturing (Wire)                          62,500     2004
  Ashford             ENGLAND    Vacated - available for sublease              12,750     2013
  Litchfield          ENGLAND    Vacated                                        4,560     2001
  Nottingham          ENGLAND    Administration and Distribution               29,000     Owned
                                    (Ignition and Wire)
  Nottingham          ENGLAND    Manufacturing (Ignition and Wire)             46,777     Owned
  Nottingham          ENGLAND    Manufacturing (Ignition)                      10,000     2012
  Sunbury @ Thames    ENGLAND    Distribution (Ignition, Wire, Temperature     28,095     2007
                                 Control)
  Brighton            ENGLAND    Distribution (Ignition and Wire)               1,600     2002
  Massa               ITALY      Administration and Distribution               13,100     2004
                                 (Temperature Control)

ITEM 3.       LEGAL PROCEEDINGS

On January 28, 2000, a former significant customer of the Company currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $500,000 (formerly $19,759,000) of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. In addition, this former customer seeks $10,500,000 from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the two actions. The Company believes that these matters will not have a material effect on the Company's consolidated financial statements taken as a whole.

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's consolidated financial statements taken as a whole.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:
         --------------------------------------------------


The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The number of Shareholders of record of Common Stock on February 28, 2001 was approximately 583, including brokers who hold approximately 7,869,887 shares in street name. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.

- ----- ------- ------- ------- ---------- ----- ------- ------- ------- ---------
2000  QUARTER   HIGH     LOW   DIVIDEND  1999  QUARTER   HIGH     LOW  DIVIDEND
- ----  -------   ----     ---   --------  ----  -------   ----     ---  ---------

      1st     $16.50  $12.63  $ 0.09           1st     $25.00  $20.50   $0.08
      2nd     $15.70   $7.38  $ 0.09           2nd     $25.25  $20.44   $0.08
      3rd     $10.63   $7.94  $ 0.09           3rd     $29.62  $19.25   $0.09
      4th      $8.44   $6.44  $ 0.09           4th     $19.62  $15.75   $0.09
- ----- ------- ------- ------- ---------- ----- ------- ------- ------- ---------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. The Company's loan agreements limit dividends and distributions by the Company.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                       Years Ended December 31,
                                              --------------------------------------------------------------------
                                                2000          1999          1998           1997          1996
                                              --------------------------------------------------------------------
(In thousands, except per share data)

Net sales                                   $   606,450  $    658,241   $   649,420    $   559,823  $     513,407
Earnings (loss) before extraordinary item   $    10,230  $      8,685   $    22,257    $  (34,524)  $      14,658
Net earnings (loss)                         $     9,729  $      7,625   $    22,257    $  (34,524)  $      14,658
Earnings (loss) before extraordinary item
per share - Basic                           $      0.86  $       0.66   $      1.70    $    (2.63)  $        1.12
Net earnings (loss) per share - Basic       $      0.82  $       0.58   $      1.70    $    (2.63)  $        1.12
Working capital                             $   188,091  $    205,806   $   178,324    $   177,426  $     210,962
Total assets                                $   549,396  $    556,021   $   521,556    $   577,137  $     624,806
Long-term debt (excluding current portion)  $   150,018  $    163,868   $   133,749    $   159,109  $     172,387
Stockholders' equity                        $   194,305  $    203,518   $   205,025    $   183,782  $     222,576
Stockholders' equity per share              $     16.28  $      15.57   $     15.68    $     14.01  $       16.95
Cash dividends per common share             $       .36  $        .34   $       .16    $       .32  $         .32


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In 2000, cash used in operations amounted to $1.0 million, compared to cash provided by operations of $21.0 million in 1999 and $110.4 million in 1998. The decrease is primarily attributable to an increase in inventories as compared to 1999 and 1998, and a decrease in net earnings as compared to 1998.

In connection with the aforementioned increase in inventories and the related decrease in inventory turnover (1.8x in 2000 vs. 2.7x in 1999) the reasons are two-fold. First, with respect to the Temperature Control Segment, and as noted elsewhere, the related business is highly seasonal with sales of air conditioning parts being greatest in the second and third quarters of the year. This seasonality requires the build-up of inventory levels prior to the main selling season. As discussed in our comparison of the year 2000 vs. 1999, Temperature Control sales were significantly below the prior year and forecasted amounts. Although significant reductions were made to Temperature Control production levels in 2000, the short fall in net sales more than off-set such reductions. Second, with respect to the Engine Management Segment, in the third quarter of 2000, Engine Management successfully acquired a new major customer which required inventory levels to be increased in order to fill the initial "pipeline" of orders from such customer. In addition, the customer launch for new orders has extended into 2001, versus the fourth quarter of 2000, as originally planned. In order to achieve significant inventory reductions and in order to improve our working capital position, the Company has continued to monitor production levels in our Temperature Control business and reduced production and purchasing requirements for the Engine Management business.

Cash used in investing activities was $18.7 million in 2000, as capital expenditures and payments for acquisitions were partially offset by proceeds from the sale of property, plant and equipment. For the three years ended December 31, 2000, 1999 and 1998 capital expenditures totaled $16.7 million, $14.4 million and $15.3 million, respectively. Cash used by financing activities was $11.5 million in 2000, as $29.1 million of principal payments of long term debt and $14.3 million in repurchases of the Company's common stock more than off-set borrowings of $36.3 million under line of credit arrangements. Dividends paid for the three years ended December 31, 2000, 1999 and 1998 were $4.3 million, $4.5 million and $2.1 million, respectively. In the first two quarters of 1998 the Company suspended the dividend due to a deterioration in financial performance. The dividend was reinstated in the third quarter of 1998 as the Company's financial results and prospects greatly improved. In the third quarter of 1999, the Board of Directors increased the regular quarterly dividend from $.08 to $.09 per share.

On November 30, 1998, the Company entered into a new three year revolving credit facility with eight lending institutions, providing for a $110,000,000 unsecured line of credit. The facility allows the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option is determined by the Company's ratio of Consolidated Debt to Earnings Before Interest, Taxes, Depreciation and Amortization. The terms of the revolving credit facility included, among other provisions, the requirement for a clean-down, maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At December 31, 2000 the Company did not comply with certain covenant requirements for which the Company received waivers and amendments on March 14, 2001. With the revolving credit facility set to expire on November 30, 2001, the Company is currently negotiating with potential lenders to provide for a multi-year revolving credit facility. The Company is expecting to complete the placement of such a facility by April 30, 2001. Depending on the specific financing agreement, the Company may be required to repay and extinguish certain long-term debt obligations, as well as incur prepayment penalties. In addition, should a new financing agreement not be entered into prior to April 30, 2001, the Company is obligated to provide security interests in inventory and accounts receivable to the lending institutions party to the current revolving credit facility.

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

On July 26, 1999, the Company issued 6.75% Convertible Subordinated Debentures in the aggregate principal amount of $90,000,000. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock, and mature on July 15, 2009. The proceeds from the Convertible Debentures were used to prepay an 8.6% senior note payable, reduce short term bank borrowings and repurchase a portion of the Company's common stock.

The Company sells certain accounts receivable to an independent financial institution, through its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At December 31, 2000 and 1999, net accounts receivables amounting to $25,000,000 and $20,000,000, respectively, had been sold under this agreement.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 2000 the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million.

The Company expects capital expenditures for 2001 to be approximately $18 million, primarily for new machinery and equipment.

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

COMPARISON OF 2000 TO 1999

Net sales in 2000 were $606.5 million, a decrease of $51.8 million or 7.9% when compared to 1999. Net sales in Temperature Control decreased by $58.3 million primarily due to a significant retail customer achieving substantial inventory reductions; loss of a major retail customer early in the year (contributed approximately $18.5 million to the overall decrease); and a very cool and wet summer in the northeast and mid-west. In connection with the lost customer, such customer was reacquired in the beginning of 2001. With respect to Engine Management, net sales in 2000 were $297.4 million, an increase of $5.6 million or 1.9% when compared to 1999. The increase reflects the successful acquisition of a major new customer in the third quarter of 2000 (contributed approximately $6.4 million of net sales for the year ended December 31, 2000).

As discussed in more detail in our comparison of 1999 to 1998, significant warranty and overstock returns in our Temperature Control Segment adversely impacted financial performance in 1999. With respect to warranty returns, after thorough analysis of related warranty claims, the Company has taken specific actions to reduce compressor warranty returns in 2000 and beyond. The Company has instituted new counterperson and installer training programs; increased emphasis on clinics and professional seminars for installers; and tightened rules for authorized warranty returns (this the Company believes to be the major improvement, which was previously not required).

Beginning in 2000, it is now a requirement that each and every compressor returned for warranty credit must have either a service repair work order or a purchase receipt providing proof that a number of additional auxiliary parts were replaced concurrently (i.e. accumulator, orifice tube, in-line filter, condenser) and that an air conditioning system flushing with an approved solvent was performed. Not performing a twelve step process, that we have defined, will void the warranty.

With respect to overstock returns, 1999 was adversely impacted by the Company's decision to accept customer returns in connection with the Company's decision to discontinue the offering of certain Temperature Control products (discussed in more detail in our 1999 to 1998 comparison). The year 2000 was absent of any such significant decision. In addition, during 2000, the Company placed further restrictions on the amounts that customers can return as overstock returns.

Gross margins, as a percentage of net sales, increased to 31.4% in 2000 from 29.2% in 1999. Temperature Control gross margins were positively impacted by reduced customer returns and an increase in net pricing. Engine Management margins were positively impacted by increased sales volume, increases in net pricing and certain cost reductions activities discussed below.

In connection with cost reduction activities, the year 2000 was benefited by the consolidation of three distribution centers into one in our Temperature Control Segment; merging our existing fan clutch operations in our Temperature Control Segment; and moving two U.S. manufacturing plants to a single facility in Mexico in the Engine Management Segment. The aforementioned initiatives improved operating income of Temperature Control and Engine Management Segments by approximately $2.0 million and $1.5 million, respectively.

Selling, general and administrative expenses (SG&A) decreased approximately $2.8 million in 2000, primarily a result of the cost reduction efforts described in the previous paragraph and an $1.7 million decrease in bad debt expense as compared to 1999.

Operating Income increased by $1.1 million, or 3.8% in 2000. Results of the Engine Management Division, as compared to a year ago, reflected an increase in operating income of $11.9 million due to higher sales, favorable overhead absorption and cost reduction activities. Operating Income at the Temperature Control Division decreased by $5.8 million, primarily due to the net sales decrease reasons cited above. The Company has strengthened its controls and procedures for accepting authorized customer warranty returns in 2000, and has completed the consolidation of its manufacturing and distribution facilities. These changes have had a favorable impact on 2000 results and are expected to provide future benefits.

Other income, net, was approximately $.5 million, comparing favorable to other expense, net of $1.6 million in 1999. This is primarily the result of our 1999 decision to exit the Heat Battery joint venture in Canada, further discussed in our comparison of 1999 to 1998.

Interest expense increased by approximately $2.1 million to $18 million in 2000, primarily do to higher average borrowings resulting from elevated inventory levels and decreased sales.

Income tax expense decreased from $3.3 million in 1999 to $2.9 million in 2000. The effective tax rate also decreased from 28% in 1999 to 22% in 2000 due to a increase in earnings from the Company's Puerto and Hong Kong subsidiaries, which have lower tax rates than the United States statutory rate.

On March 13, 2000, the Company prepaid the entire outstanding balance of the 10.22% senior note payable in the amount of $14,000,000. In connection with this prepayment, the Company incurred an extraordinary loss of $501,000 net of taxes, for prepayment penalties and the write-off of deferred loan costs.

COMPARISON OF 1999 TO 1998

Net sales in 1999 were $658.2 million, an increase of $8.8 million or 1.4% from the comparable period in 1998. The Company's 1999 results include twelve months of sales of the temperature control business acquired from Cooper Industries (Moog Automotive), while 1998 results reflect nine months. Excluding revenues from acquisitions not present in 1998, sales decreased by $57.4 million or 8.8%, as compared to 1998. Net Sales in our Temperature Control Division increased by $30.0 million, however, after giving consideration to acquisitions not present in 1998, net sales decreased by $21.0 million, or 7.1%, as compared to 1998. The decrease is primarily a function of a higher level of warranty and overstock returns; non-recurring costs of approximately $7 million (before income taxes) associated with the consolidating and balancing of Four Seasons and Cooper inventories in the field (discussed below); and the negative impact of mild weather conditions on automotive air conditioning and heating product gross sales. With respect to our Engine Management Division, net sales decreased by $34.3 million as compared to 1998. Net sales declines in the Engine Management Division reflect the continued weakness in the automotive aftermarket and reduced orders from a major customer, as this customer absorbed inventory acquired from APS Holding Corporation, a former customer currently in bankruptcy proceedings.

With respect to the Company and specifically our Temperature Control Segment, the product that contributes most significantly to defective returns is the air conditioning compressor. The air conditioning compressor, not unlike electronic components, is subject to failure when an incomplete or inadequate repair job is done by the person servicing the automobile. A large percentage of warranty returns historically have been received by the Company in the fourth quarter of any given year. This is because of the seasonal nature of the Company's Temperature Control business. The fourth quarter of 1999 was unusually high in dollars and was above the Company's estimates. The Company believes that the major cause of the increase in warranty returns was two fold: (1) an increasing level of improper installations. In many cases, after subsequent examination, it was found that an incomplete repair job on the vehicles was performed either by neglecting to "flush" the air conditioning system of contaminants, failure to notice defects elsewhere in the system or failure to replace auxiliary parts, and (2) a mild summer resulting in customers returning compressors as "allegedly defective" that otherwise may not have been returned.

With respect to overstock returns, approximately $7 million relates to the Company's decision to discontinue the offering of certain Temperature Control products, previously sold by Moog Automotive under the brand names of Murray and Everco (estimated to be 75% of total) and certain other products sold by the Company under the Four Seasons brand name (estimated to be 25% of remaining total). With the acquisition of Moog Automotive in 1998, the Company's brand offerings increased and in turn so did catalogue and inventory challenges. Traditionally, in these types of situations, the Company has two choices; expand the product offering in the brands absent such products or to discontinue the product offerings; the Company decided the latter. In connection with decisions, such as these, products on the customer's shelves are negatively impacted. The investment in these products need to be absorbed by either the Company's customers or by the Company allowing the customers to return such product as an "overstock return." The Company decided the latter.

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

Selling, general and administrative expenses (SG&A) increased approximately $0.9 million in 1999, primarily a result of SG&A expenses related to entities acquired in 1999, not present in 1998 and $1 million related to severance payments primarily associated with personnel reductions in the corporate headquarters function. Such reductions are part of the Company's cost reduction initiatives. As a percentage of net sales, SG&A decreased from 24.9% to 24.7%. This decrease reflects the Company's continued focus on cost reduction programs implemented in 1998, the integration of Cooper Industries' temperature control business into the existing Four Seasons infrastructure and lower compensation costs related to the Company's EVA incentive compensation program and retirement/profit sharing program.

Operating Income decreased by $14.4 million, or 32.7% in 1999, primarily due to the decline in gross profit discussed above. Results of the Engine Management Division, as compared to a year ago, reflected a reduction in operating income of $4.8 million due to lower sales and the negative impact on overhead absorption. The underabsorption of overhead experienced at certain facilities has also been impacted by the divestiture of the Service Line business, which shared these facilities. Plans are being considered to reduce these costs in 2000.

Operating Income at the Temperature Control Division decreased by $2.3 million, or 11.5%, primarily for the reasons cited above. The Company has strengthened its controls and procedures for accepting authorized customer warranty returns in 2000, and has completed the consolidation of its manufacturing and distribution facilities. These changes are expected to have a favorable impact on 2000 results and beyond.

Other expense, net, decreased from $1.7 million in 1998 to $1.6 million in 1999, as gains from selling certain administrative and distribution facilities offset costs incurred in connection with the Company's decision to exit its Heat Battery joint venture in Canada, Centaur Thermal Systems, Inc. (Centaur). Through a 50/50 joint venture relationship with a ATS Automation Tooling Systems, Inc. (a Canadian Corporation) the Company set out a goal to commercialize sales to the original equipment market; a market to which the Company had only limited success in supplying products on an aftermarket basis (dealer accessory only) . Centaur's main business operation was manufacturing and selling heat batteries for automobiles. Although Centaur had reached some limited commercial success, as an aftermarket accessory, dating back to 1997, sales were limited with no large successes going into the fourth quarter of 1999. In the fourth quarter of 1999, it was mutually agreed to between the joint venture participants, that due to lack of significant commercial success and recurring losses, the joint venture would close. In connection with this decision, we recorded an approximate $4.0 million charge relating to writing down the Company's investment to net realizable value. Beyond our investment, only insignificant costs were expended. This action is part of the Company's cost reduction efforts.

Interest expense decreased by approximately $0.5 million to $16.0 million in 1999, primarily due to more favorable borrowing rates.

Income tax expense decreased from $3.6 million in 1998 to $3.3 million in 1999. However, the effective tax rate increased from 14% in 1998 to 28% in 1999 due to a decrease in earnings from the Company's Puerto Rico and Hong Kong subsidiaries, which have lower tax rates than the United States statutory rate.

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

FUTURE RESULTS OF OPERATIONS

The Company continues to face competitive pressures. In order to sell at competitive prices while maintaining profit margins, the Company is continuing to focus on overhead and cost reductions. However, the Company's main focus currently is to reduce inventory levels requiring reductions in production and purchasing levels. Gross margins have been, and will continue to be negatively impacted resulting from underabsorbed overhead.

At December 31, 2000 the Company did not comply with certain covenant requirements for which the Company received waivers and amendments on March 14, 2001. With the revolving credit facility set to expire on November 30, 2001, the Company is currently negotiating with potential lenders to provide for a multi-year revolving credit facility. The Company is expecting to complete the placement of such a facility by April 30, 2001. Depending on the specific financing agreement, the Company may be required to repay and extinguish certain long-term debt obligations, as well as incur prepayment penalties. In addition, should a new financing agreement not be entered into prior to April 30, 2001, the Company is obligated to provide security interests in inventory and accounts receivable to the lending institutions party to the current revolving credit facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The adoption of SFAS Nos. 133 and 138 will not have an effect on the Company's consolidated financial statements.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000, and replaces SFAS No. 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The adoption of SFAS No. 140 will not have an effect on the Company's consolidated financial statements.

In May 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitle, "Accounting for Certain Sales Incentives" (the "Guidelines"), which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Guidelines, as amended in November 2000, are effective for the second quarter ending June 30, 2001, and would be applied retroactively for purposes of comparability. The adoption of these guidelines is not expected to have a significant effect on the Company's consolidated financial statements.

In March 2000, the FASB issued SFAS Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation provides guidance for issues that have arisen in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Interpretation, which became effective July 1, 2000, applies prospectively to new awards, exchanges of awards, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The implementation of the Interpretation by the Company on July 1, 2000 had no impact on the Company's consolidated financial statements.

In December 1999, the staff of the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B ("SAB 101"). SAB 101 outlines basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition policies. SAB 101 was required to be implemented in the fourth quarter of 2000. The adoption of SAB 101 did not have an effect on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in both foreign currency exchange rates and interest rates. The Company's exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than a subsidiary's functional currency. Similarly, the Company is exposed to market risk as the result of changes in interest rates which may affect the cost of its financing. The Company does not use any significant derivative instruments, such as foreign exchange forward contracts, foreign currency options, interest rate swaps and interest rate agreements, to manage these risks, nor does it hold or issue derivative or other financial instruments for trading purposes.

EXCHANGE RATE RISK

The Company has exchange rate exposure, primarily, with respect to the Canadian Dollar and the British Pound. The Company's financial instruments which are subject to this exposure amount to approximately $6.3 million, which includes $13.0 million of indebtedness, $10.2 million in accounts payable and $16.9 million of accounts receivable. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on the earnings or cash flows of the Company. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on the Company's foreign-currency denominated revenues.

INTEREST RATE RISK

At December 31, 2000 the Company had approximately $203 million in loans and financing outstanding, of which approximately $155 million bear interest at fixed interest rates and approximately $48 million bear interest at variable rates of interest. The Company invests its excess cash in highly liquid short-term investments. Due to the fact that the majority of the Company's debt is at fixed rates with various maturities and due to the short-term nature of cash investments, the potential loss to the Company over one year, that would have resulted from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rates applicable to financial assets and liabilities on December 31, 2000 would not be expected to have a material impact on the earnings or cash flows of the Company. However, due to seasonality with respect to the Company's short-term financing, which is at variable rates, the market risk may be higher at various points throughout the year. The Company's existing three year credit facility provides a $110 million unsecured line of credit, subject to a borrowing base as defined and consists of two variable based interest options. Depending upon the level of borrowings, under this credit facility, which may at times approach $110 million, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have a material impact on the earnings or cash flows of the Company.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                               KPMG LLP

New York, New York
February 23, 2000, except as to the second and third paragraphs of note 7 which are as of March 14, 2001

                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         Years Ended December 31,
                                                             --------------------------------------------
(Dollars in thousands, except per share amounts)                   2000           1999            1998
- ---------------------------------------------------------------------------------------------------------
Net sales                                                    $    606,450    $    658,241    $    649,420
Cost of sales                                                     415,965         466,110         443,798
- ---------------------------------------------------------------------------------------------------------
Gross profit                                                 $    190,485         192,131         205,622
Selling, general and administrative expenses                      159,821         162,587         161,691
- ---------------------------------------------------------------------------------------------------------
Operating income                                                   30,664          29,544          43,931
Other income (expense), net (Notes 3 and 13)                          497          (1,564)         (1,678)
Interest expense                                                   18,045          15,951          16,419
- ---------------------------------------------------------------------------------------------------------
            Earnings before taxes and extraordinary item           13,116          12,029          25,834
- ---------------------------------------------------------------------------------------------------------
Provision for income taxes (Note 14)                                2,886           3,344           3,577
- ---------------------------------------------------------------------------------------------------------
            Earnings before extraordinary item                     10,230           8,685          22,257
- ---------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment of debt, net of
taxes of $364 and $707 in 2000 and 1999, respectively
(Note 8)                                                              501           1,060            --
- ---------------------------------------------------------------------------------------------------------
            Net earnings                                     $      9,729    $      7,625    $     22,257
- ---------------------------------------------------------------------------------------------------------

Net earnings Per Common Share - Basic:
Earnings before extraordinary item                           $       0.86    $       0.66    $       1.70
Extraordinary loss from early extinguishment of debt                (0.04)   $      (0.08)           --
- ---------------------------------------------------------------------------------------------------------
Net earnings Per Common Share - Basic                        $       0.82    $       0.58    $       1.70
- ---------------------------------------------------------------------------------------------------------
Net earnings Per Common Share - Diluted:
Earnings before extraordinary item                           $       0.85    $       0.66    $       1.69
Extraordinary loss from early extinguishment of debt                (0.04)   $      (0.08)           --
- ---------------------------------------------------------------------------------------------------------
Net earnings Per Common Share - Diluted                      $       0.81    $       0.58    $       1.69
- ---------------------------------------------------------------------------------------------------------
Average number of common shares                                11,933,774      13,073,272      13,077,392
Average number of common shares and dilutive
common shares                                                  11,974,341      13,145,743      13,167,842
- ---------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                  December 31,
                                                             -----------------------
(Dollars in thousands)                                          2000        1999
- -------------------------------------------------------------------------------------
Current assets:
        Cash and cash equivalents                            $   7,699    $  40,380
        Accounts receivable, less allowances
                for discounts and doubtful accounts
                of $4,577 and $4,611 in 2000 and 1999,
                respectively (Notes 3 and 7)                   106,261      119,635
        Inventories (Notes 4 and 7)                            234,257      188,400
        Deferred income taxes (Note 14)                         12,482       13,830
        Prepaid expenses and other current assets               12,060       12,448
- -------------------------------------------------------------------------------------
                Total current assets                           372,759      374,693
- -------------------------------------------------------------------------------------
        Property, plant and equipment, net (Note 5)            104,536      106,578
- -------------------------------------------------------------------------------------
        Goodwill, net                                           40,685       41,619
- -------------------------------------------------------------------------------------
        Other assets (Note 6)                                   31,416       33,131
- -------------------------------------------------------------------------------------
                Total assets                                 $ 549,396    $ 556,021
- -------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable - banks (Note 7)                       $  38,930    $   2,645
        Current portion of long-term debt (Note 8)              13,643       28,912
        Accounts payable                                        56,612       41,708
        Sundry payables and accrued expenses                    49,671       64,826
        Accrued customer returns                                17,693       22,698
        Payroll and commissions                                  8,119        8,098
- -------------------------------------------------------------------------------------
                Total current liabilities                      184,668      168,887
- -------------------------------------------------------------------------------------
        Long-term debt (Note 8)                                150,018      163,868
- -------------------------------------------------------------------------------------
        Postretirement benefits other than pensions and
                other accrued liabilities (Note 12)             20,405       19,748
- -------------------------------------------------------------------------------------
        Commitments and contingencies (Notes 8, 9, and 17)
        Stockholders' equity (Notes 8, 9, and 10):
                Common Stock - par value $2.00 per share:
                Authorized 30,000,000 shares, issued
                13,324,476 shares in 2000 and 1999
                (including 1,629,297 and 598,154 shares
                held as treasury shares in 2000 and 1999,
                respectively)                                   26,649       26,649
        Capital in excess of par value                           2,541        2,957
        Retained earnings                                      190,253      184,848
        Accumulated other comprehensive (loss) income             (591)         714
=====================================================================================
                                                               218,852      215,168
        Less: Treasury stock - at cost                          24,547       11,650
- -------------------------------------------------------------------------------------
                Total stockholders' equity                     194,305      203,518
- -------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity   $ 549,396    $ 556,021
- -------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

                                                                                  Years Ended December 31,
                                                                              -----------------------------------
(In thousands)                                                                   2000         1999        1998
- -----------------------------------------------------------------------------------------------------------------
Net earnings                                                                  $   9,729    $   7,625    $  22,257
Adjustments to reconcile net earnings to net cash
provided by operating activities:
        Depreciation and amortization                                            18,922       17,230       17,274
        (Gain) loss on disposal of property, plant & equipment                      (99)      (2,564)         226
        Equity loss (income) from joint ventures                                   (702)       4,118        2,078
        Employee stock ownership plan allocation                                  1,032        1,739        1,665
        Tax benefit related to employee benefit plans                              --            290          510
        (Increase) decrease in deferred income taxes                               (897)      (4,552)       2,992
        Extraordinary loss on repayment of debt                                     865        1,767         --
        Loss on sale of business                                                   --           --          1,500
        Change in assets and liabilities, net of effects from acquisitions:
                (Increase) decrease in accounts receivable, net                  14,793       10,782       27,534
                (Increase) decrease in inventories                              (44,666)      (5,944)      27,733
                (Increase) decrease in current assets                               388         (947)         219
                (Increase) decrease in other assets                               3,811       (1,514)         131
                Increase (decrease) in accounts payable                          14,413      (10,349)      12,833
                Increase (decrease) in sundry payables and accrued expenses     (16,724)       1,129       (7,820)
                Increase (decrease) in other liabilities                         (1,818)       2,174        1,244
- -----------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities                        (953)      20,984      110,376
- -----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Proceeds from the sale of property, plant and equipment                     657        8,420          702
        Capital expenditures, net of effects from acquisitions                  (16,652)     (14,423)     (15,325)
        Payments for acquisitions, net of cash acquired                          (2,718)     (17,381)     (13,997)
        Proceeds from sale of business                                             --           --          6,808
- -----------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                   (18,713)     (23,384)     (21,812)
- -----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Net borrowings (repayments) under line-of-credit agreements              36,285         (819)     (52,333)
        Net proceeds from issuance of long-term debt                               --         86,568          700
        Principal payments of long-term debt                                    (29,119)     (54,664)     (27,046)
        Proceeds from exercise of employee stock options                           --          1,830        1,579
        Purchase of treasury stock                                              (14,345)      (9,765)      (2,614)
        Dividends paid                                                           (4,324)      (4,456)      (2,092)
- -----------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                     (11,503)      18,694      (81,806)
- -----------------------------------------------------------------------------------------------------------------
        Effect of exchange rate changes on cash                                  (1,512)         629         (110)
- -----------------------------------------------------------------------------------------------------------------
        Net (decrease) increase in cash and cash equivalents                    (32,681)      16,923        6,648
        Cash and cash equivalents at beginning of year                           40,380       23,457       16,809
- -----------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of year                              $   7,699    $  40,380    $  23,457
- -----------------------------------------------------------------------------------------------------------------
        Supplemental disclosure of cash flow information:
                Cash paid during the year for:
                        Interest                                              $  18,943    $  14,733    $  17,840
                        Income taxes                                          $   2,776    $   6,205    $   1,799
- -----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


(In thousands)                                                       Years Ended December 31, 2000, 1999, 1998 and 1997
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                                                ACCUMULATED
                                                             CAPITAL IN      LOAN                  OTHER
                                                   COMMON     EXCESS OF       TO     RETAINED  COMPREHENSIVE  TREASURY
                                                    STOCK     PAR VALUE      ESOP     EARNINGS INCOME  (LOSS)  STOCK      TOTAL
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                      $ 26,649    $  2,763    $ (1,665)   $161,514   $   (454)   $ (5,025)   $183,782
Comprehensive Income:
        Net earnings                                                                    22,257                             22,257
        Foreign currency translation adjustment                                                       (62)                    (62)
                                                                                                                          -------
                Total comprehensive income                                                                                 22,195
Cash dividends paid                                                                     (2,092)                            (2,092)
Exercise of employee stock options                                (322)                                         1,901       1,579
Tax benefits applicable to
        the exercise of employee stock options                     510                                                        510
Employee Stock Ownership Plan                                                1,665                                          1,665
Purchase of treasury stock                                                                                     (2,614)     (2,614)
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                        26,649       2,951        --       181,679       (516)     (5,738)    205,025
Comprehensive Income:
        Net earnings                                                                     7,625                              7,625
        Foreign currency translation adjustment                                                     1,230                   1,230
                                                                                                                         --------
                Total comprehensive income                                                                                  8,855
Cash dividends paid                                                                     (4,456)                            (4,456)
Exercise of employee stock options                                (381)                                         2,211       1,830
Tax benefits applicable to
        the exercise of employee stock options                     290                                                        290
Employee Stock Ownership Plan                                       97                                          1,642       1,739
Purchase of treasury stock                                                                                     (9,765)     (9,765)
- ---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                        26,649       2,957        --       184,848        714     (11,650)    203,518
Comprehensive Income:
        Net earnings                                                                     9,729                              9,729
        Foreign currency translation adjustment                                                    (1,305)                 (1,305)
                                                                                                                          -------
                Total comprehensive income                                                                                  8,424
Cash dividends paid                                                                     (4,324)                            (4,324)
Employee Stock Ownership Plan                                     (416)                                         1,448       1,032
Purchase of treasury stock                                                                                    (14,345)    (14,345)
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                      $ 26,649    $  2,541        --      $190,253   $   (591)   $(24,547)   $194,305
- ---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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

RECLASSIFICATIONS

         Where appropriate, certain amounts in 1999 and 1998 have been reclassified to conform with the 2000 presentation.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

         At December 31, 2000 and 1999, held-to-maturity securities amounted to $7,200,000. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at unamortized cost which approximates fair value. As of December 31, 2000, the held-to-maturity securities mature within three years.

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

PROPERTY, PLANT AND EQUIPMENT

         These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                ESTIMATED LIFE
                                                --------------
        Buildings and Improvements              10 to 33-1/2 years
        Machinery and equipment                  7 to 12 years
        Tools, dies and auxiliary equipment      3 to 8 years
        Furniture and fixtures                   3 to 12 years
        Leasehold improvements                  10 years or life of lease

GOODWILL

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization at December 31, 2000 and 1999, was $12,797,000 and $9,293,000, respectively.

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

INCOME TAXES

         Income taxes are calculated using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

NET EARNINGS PER COMMON SHARE

         The Company presents two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from net income per common share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



         Following is a reconciliation of the shares used in calculating basic and dilutive net earnings per common share.

(In thousands)                                     2000        1999        1998
- --------------------------------------------------------------------------------
Weighted average common shares                    11,934      13,073      13,077
Effect of stock options                               41          72          90
- --------------------------------------------------------------------------------
Weighted average common
  equivalent shares outstanding
  assuming dilution                               11,974      13,146      13,168
- --------------------------------------------------------------------------------

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(In thousands)                                     2000        1999      1998
- --------------------------------------------------------------------------------
Stock options                                        861         552       --
Convertible debentures                             2,796       1,165       --
- --------------------------------------------------------------------------------

STOCK OPTION PLANS

         The Company accounts for its stock option plans in accordance with the provisions of SFAS No. 123 "Accounting for Stock Based Compensation." As permitted by this statement, the Company has chosen to continue to apply the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations including FAB interpretation No. 44, "Accounting for certain transactions involving stock compensation and interpretation of APB No. 25," issued in March 2001. Accordingly, no compensation expense has been recognized for options granted. As required, the Company provides pro forma net income and pro forma earnings per share disclosures for stock option grants, as if the fair value based method defined in SFAS No. 123 had been applied. (See
Note 10)

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions. Members of one marketing group represent the Company's largest group of customers and accounted for approximately 15%, 14% and 13%, of consolidated net sales for the years ended December 31, 2000, 1999 and 1998, respectively. One individual member of this marketing group accounted for 9%, 9% and 10% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's five largest individual customers, including members of this marketing group, accounted for 33%, 35% and 30% of net sales in 2000, 1999, and 1998, respectively.

2.      ACQUISITIONS

         In January 2000, the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been named "Four Seasons UK, LTD." In July 2000, the Company completed the purchase of Automotive Heater Exchange SRL in Massa, Italy. In addition, during 2000, the Company increased its ownership percentage in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, from 74.25% to 80.05%. In aggregate, approximately $2.7 million was incurred in connection with these acquisitions. Such acquisitions had an immaterial effect on net earnings.

         During 1999, the Company acquired and accounted for as a purchase, the following business: In January 1999, the Company acquired 85% of the stock of Webcon UK Limited, and, through its UK joint venture Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited located in Sunbury-on-Thames England, for approximately $3,500,000. The remaining 15% was acquired in January 2000. The acquisition increased consolidated net sales by approximately $12 million in 1999 and had an immaterial effect on net earnings for the year ended December 31, 1999.

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

         The Company's acquisitions, were funded from cash and short term borrowings. Assets acquired in all of the acquisitions consisted primarily of inventory and property, plant and equipment. The purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair value at the dates of acquisition. In aggregate, the excess of the purchase price over the fair value of the net assets acquired during 2000 and 1999 was approximately $2,566,000 and $5,687,000, respectively. The operating results of these acquired businesses have been included in the consolidated financial statements from the date of each respective acquisition.

                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.      SALE OF ACCOUNTS RECEIVABLe

         The Company sells certain accounts receivable through its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. and an independent financial institution entered into a three year agreement whereby SMP Credit Corp. can sell up to a $25,000,000 undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At December 31, 2000 and 1999, net accounts receivables amounting to $25,000,000 and $20,000,000, respectively, had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable and the related fees and discounting expense were recorded as Other Expense.

4.      INVENTORIES

                                                     December 31,
                                                --------------------
(In thousands)                                    2000        1999
- --------------------------------------------------------------------------------
Inventories consist of:
        Finished goods                          $165,381    $110,802
        Work in process                            3,552       5,393
        Raw materials                             65,324      72,205
- --------------------------------------------------------------------------------
        Total inventories                       $234,257    $188,400
- --------------------------------------------------------------------------------

5.      PROPERTY, PLANT AND EQUIPMENT

                                                    December 31,
                                                --------------------
(In thousands)                                    2000       1999
- --------------------------------------------------------------------------------
Property, plant and equipment consist of the following:
Land, buildings and improvements                $ 60,435    $ 60,046
Machinery and equipment                          101,884      99,223
Tools, dies and auxiliary equipment               12,035      10,691
Furniture and fixtures                            33,164      24,783
Leasehold improvements                             7,475       6,247
Construction in progress                          12,328      12,986
                                                --------    --------
                                                 227,321     213,976
Less accumulated depreciation
and amortization                                 122,785     107,398
- --------------------------------------------------------------------------------
Total property, plant and
equipment, net                                  $104,536    $106,578
- --------------------------------------------------------------------------------

6.      OTHER ASSETS

                                                    December 31,
                                                --------------------
(In thousands)                                    2000        1999
- --------------------------------------------------------------------------------
Other assets consist of the following:
        Marketable securities                    $ 7,200     $ 7,200
        Unamortized customer supply agreements     2,365       2,838
        Equity in joint ventures                   1,956       1,439
        Deferred income taxes                      8,859       6,614
        Deferred loan costs                        3,864       5,091
        Other                                      7,172       9,949
- --------------------------------------------------------------------------------
        Total other assets                       $31,416     $33,131
- --------------------------------------------------------------------------------

         Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $57,397,000, $58,041,000 and 72,754,000 in 2000, 1999, and 1998, respectively.

7.      NOTES PAYABLE - BANKS

         On November 30, 1998, the Company entered into a three year revolving credit facility with eight lending institutions, providing for a $110,000,000 unsecured line of credit, subject to a borrowing base as defined. This facility consists primarily of two interest rate options, one a function of LIBOR and the other a function of the prime rate. The spread above each interest rate option is determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (interest rate at December 31, 2000 was 9.75%). The Company incurred commitment fees of approximately .70% of the total facility. The terms of the revolving credit facility include, among other provisions, the requirement for a clean-down, maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness.

         At December 31, 2000 the Company did not comply with certain covenant requirements for which the Company received waivers and amendments dated March 14, 2001.

         With the revolving credit facility set to expire on November 30, 2001, the Company is currently negotiating with potential lenders to provide for a multi-year revolving credit facility. The Company is expecting to complete the placement of such a facility by April 30, 2001. Depending on the specific financing agreement, the Company may be required to repay and extinguish certain long-term debt, as well as incur prepayment penalties. In addition, should a new financing agreement not be entered into prior to April 30, 2001, the Company is obligated to provide security interests in inventory and accounts receivable to lending institutions party to the current revolving credit facility. There were $35,000,000 outstanding borrowings under this facility at December 31, 2000.

         In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under that facility was $3,930,000 and $2,645,000 at December 31, 2000 and 1999,
respectively. The weighted average interest rates on these borrowings at December 31, 2000 and 1999 were 6.9% and 7.1%, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.      LONG-TERM DEBT

                                                                December 31,
                                                         -----------------------
(In thousands)                                             2000          1999
- --------------------------------------------------------------------------------
Long-term debt consists of:
        6.75% convertible subordinated
        debentures                                       $ 90,000       $ 90,000
        7.56% senior note                                  62,571         73,000
        10.22% senior note                                   --           14,000
        Canadian Credit Facility                            5,335          6,811
        Other                                               5,755          8,969
- --------------------------------------------------------------------------------
                                                          163,661        192,780
        Less current portion                               13,643         28,912
- --------------------------------------------------------------------------------
        Total non-current portion of
        long-term debt                                   $150,018       $163,868
- --------------------------------------------------------------------------------

         On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90,000,000. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock. The Company may, at its option, redeem some or all of the Debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined, occurs at the Company, the Company will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The Company incurred fees in relation to the offering of approximately $3,400,000. Net proceeds from the offering were used to pre-pay a senior note payable, including prepayment penalties, repurchase a portion of the Company's common stock and pay down short term bank borrowings.

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

         Under the terms of the 10.22% senior note agreement, the Company was required to repay the loan in four varying annual installments from 2000 through 2003. The Company elected to prepay the balance on March 13, 2000. In connection with this prepayment, the Company incurred an extraordinary loss for prepayment penalties and the write-off of deferred loan costs of approximately $501,000, net of taxes.

         Under the terms of a Canadian (CDN) credit agreement, the Company is required to repay the loan as follows: $2,000,000 CDN in 2001 and a final payment of $6,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement has various interest rate options which at December 31, 2000 was 5.89%.

         Maturities of long-term debt during the five years ending December 31, 2001 through 2005, are $13,643,000, $16,265,000, $11,776,000, $10,789,000 and
$10,504,000, respectively.

9.      STOCKHOLDERS' EQUITY

         The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2000.

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

         During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 2000 the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million.

                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.     STOCK OPTIONS

         The Company has principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, the Company is authorized to issue $1,500,000 stock options. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 1996 Independent Directors' Stock Option Plan, the Company is authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 2000, in aggregate 1,369,154 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

         As permitted under SFAS No. 123, the Company continues to apply the provisions of APB Opinion No. 25 for stock-based awards granted to employees. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method of SFAS No. 123, the Company's net earnings per share would have changed to the pro forma amounts as follows:

(Dollars in thousands except per share data)      2000       1999        1998
- --------------------------------------------------------------------------------
Net Earnings            As reported            $9,729       $7,625     $22,257
                        Pro forma              $8,708       $6,648     $21,610
Basic Earnings         As reported             $  .82       $  .58     $  1.70
 per share              Pro forma              $  .73       $  .51     $  1.65

         For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 39.1%, 39.5% and 33.5%, expected life of 4.3 years, dividend yield of 3.8%, 1.8% and 1.5% and risk free interest rate of 4.6%, 6.6% and 5.2% for issued options.

         A summary of the status of the Company's option plans follows:

                                                 2000                    1999                1998
- ----------------------------------------------------------------------------------------------------------
                                                       WEIGHTED              WEIGHTED             WEIGHTED
                                                       AVERAGE               AVERAGE              AVERAGE
(Shares in thousands)                                  EXERCISE              EXERCISE             EXERCISE
                                          SHARES        PRICE      SHARES       PRICE      SHARES   PRICE
- ----------------------------------------------------------------------------------------------------------
Outstanding at
beginning of year                           808        $20.40       793        $19.58       636    $18.45
Granted                                     498         10.73       136         23.73       263     21.54
Exercised                                    --         --         (100)        17.83       (91)    17.08
Forfeited                                  (117)        17.78       (21)        23.13       (15)    21.50
- ----------------------------------------------------------------------------------------------------------
Outstanding at
end of year                               1,189        $16.60       808        $20.40       793    $19.58
- ----------------------------------------------------------------------------------------------------------
Options exercisable at
end of year                                 526                     431                     335
- ----------------------------------------------------------------------------------------------------------
Weighted-average fair value of options
granted during the year                                $ 2.53                        $ 7.97        $ 6.30




                               OPTIONS OUTSTANDING
- --------------------------------------------------------------------------------
                           NUMBER      WEIGHTED-AVERAGE
RANGE OF                OUTSTANDING      REMAINING              WEIGHTED-AVERAGE
EXERCISE PRICES         AT 12/31/00   CONTRACTUAL LIFE (YEARS)   EXERCISE PRICE
- --------------------------------------------------------------------------------

$6.56  - $11.29             462             5.9                       $9.86
$13.63 - $16.94             177             2.4                      $16.25
$20.50 - $24.84             550             4.5                      $22.37


                              OPTIONS EXERCISABLE
- --------------------------------------------------------------------------------
 RANGE OF               NUMBER EXERCISABLE      WEIGHTED-AVERAGE
 EXERCISE PRICES           AT 12/31/00          EXERCISE PRICE
- --------------------------------------------------------------------------------

 $13.63 - $23.84                526                $19.89


11.     EMPLOYEE BENEFIT PLANS

         The Company has defined benefit pension plan covering certain former employees of the Company's discontinued Brake business.

         The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan:

                                                              December 31,
                                                        -----------------------
(In thousands)                                             2000         1999
- --------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                 $  9,271       $  9,915
Interest cost                                                658            651
Actuarial gain                                              (102)          (511)
Benefits paid                                               (870)          (784)
- --------------------------------------------------------------------------------
Benefit Obligation at End of Year                       $  8,957       $  9,271
- --------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
beginning of year                                       $ 12,755       $ 11,684
Actual return on plan assets                                 178          1,855
Benefits paid                                               (870)          (784)
- --------------------------------------------------------------------------------
Fair value of plan assets at end of year                $ 12,063         12,755
- --------------------------------------------------------------------------------
Funded status                                           $  3,106       $  3,484
Unrecognized net actuarial gain                           (2,654)        (3,489)
- --------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                          $    452       $     (5)
- --------------------------------------------------------------------------------


                                                             December 31,
                                                  -----------------------------
Weighted-average assumptions:                       2000       1999       1998
- --------------------------------------------------------------------------------
Discount rates                                      7.50%      7.50%      6.75%
Expected long-term rate
of return on assets                                 8.00%      8.00%      8.00%
- --------------------------------------------------------------------------------

                                                            December 31,
                                                   ----------------------------
(In thousands)                                      2000       1999       1998
- --------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost                                       $--        $--        $  97
Interest cost                                        658        651        665
Return on assets                                    (988)      (900)      (816)
Amortization of prior service cost                  --         --           19
Recognized actuarial (gain)/loss                    (127)       (60)       (72)
- --------------------------------------------------------------------------------
Net periodic (benefit) cost                        $(457)     $(309)     $(107)
- --------------------------------------------------------------------------------

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

         The Company and certain of its subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees. The provisions for retirement expense in connection with the plans are as follows:

                                 Multi-        Defined Contribution
                            employer Plans       and Other Plans
- --------------------------------------------------------------------------------
Years-end December 31,
        2000                    $344,000            $2,319,000
        1999                    $348,000            $2,332,000
        1998                    $302,000            $4,350,000
- --------------------------------------------------------------------------------

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

         During 1998, 106,900 shares were allocated to the employees, leaving no unallocated shares in the ESOP trust at December 31, 1998. During 2000 and 1999, 75,000 shares were granted to employees under the terms of the ESOP. These shares were funded directly from treasury stock.

         In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. As of December 31, 2000, the Company had not committed any shares to be released.

         The provision for expense in connection with the ESOP was approximately $1,032,000 in 2000, $1,739,000 in 1999, and $1,665,000 in 1998. The 2000 and
1999 expense was calculated based on the fair market value of the shares granted. The 1998 expense was calculated by subtracting dividend and interest income earned by the ESOP, which amounted to approximately $1,000 for the year ended December 31, 1998 from the principal repayment on the outstanding bank loan. Interest costs amounted to approximately $56,000 for the year ended December 31, 1998.

         In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan for key employees of the Company. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions were $24,000, $98,000 and $87,000 in 2000, 1999 and 1998, respectively.

12.     POSTRETIREMENT BENEFITS

         The Company provides certain medical and dental care benefits to eligible retired employees. The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

         The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan.

                                                             December 31,
                                                        -----------------------
(In thousands)                                             2000         1999
- --------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                 $ 18,369       $ 17,628
Service cost                                               1,377          1,284
Interest cost                                              1,152          1,221
Actuarial gain                                            (2,586)          (925)
Benefits paid                                               (865)          (839)
- --------------------------------------------------------------------------------
Benefit obligation at end of year                       $ 17,447       $ 18,369
- --------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Funded status                                           $(17,447)      $(18,369)
Unrecognized prior service cost                            1,038          1,162
Unrecognized net actuarial gain                           (3,996)        (1,683)
- --------------------------------------------------------------------------------
Accrued benefit cost                                    $(20,405)      $(18,890)
- --------------------------------------------------------------------------------

                WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
- --------------------------------------------------------------------------------
                                                         2000            1999
- --------------------------------------------------------------------------------
Discount rates                                           7.50%           7.50%
- --------------------------------------------------------------------------------

         For measurement purposes, a 10% and 7% annual rate of increase in the per capital cost of covered medical benefits was assumed for 2000 and 1999, respectively. The rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. A 5.5% annual rate of increase in the per capita cost of covered dental benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% in 2001 and remain at that level thereafter.

                                                        December 31,
                                             ----------------------------------
(In thousands)                                  2000         1999        1998
- --------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC (BENEFIT) COST:
Service cost                                  $ 1,377      $ 1,284      $   975
Interest cos                                    1,152        1,221        1,082
Amortization of prior service cost                124          124          124
Recognized actuarial gain                        (275)          (8)         (78)
- --------------------------------------------------------------------------------
Net periodic benefit cost                     $ 2,378      $ 2,621      $ 2,103
- --------------------------------------------------------------------------------

                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2000:

                                            1-Percentage-    1-Percentage-
(In thousands)                              Point Increase  Point Decrease
- --------------------------------------------------------------------------------
Effect on total of service and
  interest cost components                      $  242           $(199)
Effect on postretirement
  benefit obligation                            $1,311         $(1,107)
- --------------------------------------------------------------------------------

13.     OTHER INCOME (EXPENSE), NET

(In thousands)                                    2000        1999       1998
- --------------------------------------------------------------------------------
Other income (expense), net consists of:
Interest and dividend income                    $ 1,038     $ 1,637     $ 1,856
(Loss) on sale of accounts
receivable (Note 3)                              (1,567)     (1,281)     (1,410)
Income (loss) from joint ventures                   702      (4,118)     (2,078)
Gain (loss) on disposal of property,
plant and equipment                                  99       2,564        (226)
Other - net                                         225        (366)        180
- --------------------------------------------------------------------------------
Total other income (expense), net               $   497     $(1,564)    $(1,678)
- --------------------------------------------------------------------------------

         In connection with the Company's Heat Battery joint venture in Canada, in the fourth quarter of 1999, it was mutually agreed to between the joint venture participants, that due to lack of significant commercial success and recurring losses, the joint venture would close. In connection with this decision, the Company recorded an approximate $4.0 million charge relating to writing down the Company's investment to net realizable value.

         Summarized financial information for the joint venture is as follows:

                                                             December 31,
                                                       -------------------------
(In thousands)                                            1999          1998
- --------------------------------------------------------------------------------
Current assets                                         $    500        $  2,000
Property, plant and equipment, net                        4,500           5,000
Other assets                                              5,500           6,000
- --------------------------------------------------------------------------------
Total Assets                                           $ 10,500        $ 13,000
- --------------------------------------------------------------------------------
Current liabilities                                    $  2,400        $  2,800
Total shareholders equity                                 8,100          10,200
- --------------------------------------------------------------------------------
Total liabilities and equity                           $ 10,500        $ 13,000
- --------------------------------------------------------------------------------
Net Sales                                              $    622        $  1,000
Gross Profit (loss)                                      (1,500)         (1,000)
Net Loss                                               $  2,100        $  5,600
- --------------------------------------------------------------------------------

14.     INCOME TAXES

         The income tax provision (benefit) consisted of the following:

                                           2000         1999         1998
- --------------------------------------------------------------------------------
Current:
Domestic                                $ 1,260       $ 4,376       $(1,879)
Foreign                                   2,523         3,520         2,467
- --------------------------------------------------------------------------------
Total Current                             3,783         7,896           588
- --------------------------------------------------------------------------------
Deferred:
Domestic                                 (1,103)       (5,167)        2,931
Foreign                                     206           615            58
- --------------------------------------------------------------------------------
Total Deferred                             (897)       (4,552)        2,989
- --------------------------------------------------------------------------------
Total Income Tax Provision              $ 2,886       $ 3,344       $ 3,577
- --------------------------------------------------------------------------------

         The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $27,452,000 at the end of 2000, $25,485,000 at the end of 1999, and $12,159,000 at the end of 1998.

         Earnings before income taxes for foreign operations (including Puerto
Rico) amounted to approximately $14,000,000, $13,000,000 and $19,000,000 in
2000, 1999 and 1998, respectively. Earnings of the Puerto Rico subsidiary are not subject to United States income taxes and are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $.23 per share in 2000 (1999 - $.14; 1998 - $.20).

         Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:

                                                     2000        1999      1998
- --------------------------------------------------------------------------------
U.S. federal income tax rate                        35.0%      35.0%      35.0%
Increase (decrease) in tax rate
resulting from:
State and local income taxes, net
of federal income tax benefit                        1.2        2.9        0.7
Non-deductible items, net                            0.1        0.8        0.6
Benefits of income subject to taxes at
lower than the U.S. federal rate                   (14.3)     (11.0)     (18.3)
(Decrease) increase in valuation
allowance                                            --         --        (4.2)
Other                                                --         0.1         --
- --------------------------------------------------------------------------------
Effective tax rate                                  22.0%      27.8%      13.8%
- --------------------------------------------------------------------------------

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

                                                             December 31,
                                                        ------------------------
(In thousands)                                            2000         1999
- --------------------------------------------------------------------------------
Deferred tax assets:
        Inventories                                     $  7,639       $  7,382
        Allowance for customer returns                     7,332         11,532
        Postretirement benefits                            8,060          7,463
        Allowance for doubtful accounts                    1,604          1,766
        Accrued salaries and benefits                      3,342          2,981
        Other                                             15,458         13,344
                                                        --------       --------
                                                          43,435         44,468
        Valuation allowance                              (14,171)       (14,171)
- --------------------------------------------------------------------------------
        Total                                           $ 29,264       $ 30,297
- --------------------------------------------------------------------------------
Deferred tax liabilities:
        Depreciation                                    $  4,717       $  4,344
        Promotional costs                                    915          1,652
        Other                                              2,291          3,857
- --------------------------------------------------------------------------------
        Total                                              7,923          9,853
- --------------------------------------------------------------------------------
        Net deferred tax assets                         $ 21,341       $ 20,444


         The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. However, if the Company is unable to generate sufficient taxable income in the future through its operations, increases in the valuation allowance may be required.

15.     INDUSTRY SEGMENT AND GEOGRAPHIC DATA

         Under the provisions of SFAS No. 131, the company has two reportable operating segments which are the major product areas of the automotive aftermarket in which the Company competes. The Engine Management Division consists primarily of ignition and emission parts; wires and cables; and fuel system parts. The Temperature Control Division consists primarily of compressors; other air conditioning parts and heater parts. The Company's two reportable operating segments are Engine Management and Temperature Control. Effective with the beginning of fiscal 2000, the Company reclassified certain European operations from the Engine Management and Temperature control segments to a separate segment, which currently does not meet the criteria of a reportable segment. Amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note
1). The following tables contain financial information for each reportable segment:


                                    For the year ended December 31, 2000
                               -------------------------------------------------
                                 Engine    Temperature    Other
(In thousands)                 Management   Control     Adjustments Consolidated
- --------------------------------------------------------------------------------

Net Sales                       $297,386     $267,145     $ 41,919      $606,450
- --------------------------------------------------------------------------------
Depreciation
  and amortization                10,293        6,116        2,513        18,922
- --------------------------------------------------------------------------------
Operating income                  37,964       11,537      (18,837)       30,664
- --------------------------------------------------------------------------------
Investment in equity
  affiliates                         105         --          1,851         1,956
- --------------------------------------------------------------------------------
Capital expenditures               8,914        6,454        1,284        16,652
- --------------------------------------------------------------------------------
Total Assets                    $265,336     $224,410     $ 59,650      $549,396
- --------------------------------------------------------------------------------

                                         For the year ended December 31, 1999
                              --------------------------------------------------
                                Engine     Temperature     Other
(In thousands)                 Management    Control    Adjustments Consolidated
- --------------------------------------------------------------------------------
Net Sales                       $291,761     $325,449     $ 41,031      $658,241
- --------------------------------------------------------------------------------
Depreciation and
  amortization                     8,535        5,949        2,746        17,230
- --------------------------------------------------------------------------------
Operating income                  26,104       17,289      (13,849)       29,544
- --------------------------------------------------------------------------------
Investment in equity
  affiliates                         105          272        1,062         1,439
- --------------------------------------------------------------------------------
Capital expenditures               7,118        7,026          279        14,423
- --------------------------------------------------------------------------------
Total Assets                    $253,346     $212,026     $ 90,649      $556,021
- --------------------------------------------------------------------------------

                                        For the year ended December 31, 1998
                               -------------------------------------------------
                                 Engine    Temperature     Other
(In thousands)                 Management    Control   Adjustments  Consolidated
- --------------------------------------------------------------------------------
Net Sales                       $326,033     $295,436     $ 27,951      $649,420
- --------------------------------------------------------------------------------
Depreciation and
  amortization                     8,336        4,193        4,745        17,274
- --------------------------------------------------------------------------------
Operating income                  30,912       19,544       (6,525)       43,931
- --------------------------------------------------------------------------------
Investment in equity
  affiliates                         105          516        4,077         4,698
- --------------------------------------------------------------------------------
Capital expenditures              10,274        4,594          457        15,325
- --------------------------------------------------------------------------------
Total Assets                    $282,628     $182,107     $ 56,821      $521,556
- --------------------------------------------------------------------------------

         Other Adjustments consists of items pertaining to the corporate headquarters function, as well as Canadian and European business units that do not meet the criteria of a reportable operating segment under SFAS No. 131.

         The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes and extraordinary item:

(In thousands)                              2000          1999          1998
- --------------------------------------------------------------------------------
Operating income                          $ 30,664      $ 29,544       $ 43,931
Other income (expense)                         497        (1,564)        (1,678)
Interest expense                            18,045        15,951         16,419
- --------------------------------------------------------------------------------
Earnings
before taxes and
extraordinary item                        $ 13,116      $ 12,029       $ 25,834
- --------------------------------------------------------------------------------

                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


GEOGRAPHIC INFORMATION FOR THE YEAR ENDED DECEMBER 31,

                                                        Revenues
                                       ---------------------------------------
(In thousands)                           2000           1999           1998
- --------------------------------------------------------------------------------
United States                          $527,188       $582,508       $586,044
Canada                                   26,553         27,331         25,513
Other Foreign                            52,709         48,402         37,863
- --------------------------------------------------------------------------------
Total                                  $606,450       $658,241       $649,420
- --------------------------------------------------------------------------------

                                                 Long Lived Assets
                                       ---------------------------------------
(In thousands)                             2000           1999           1998
- --------------------------------------------------------------------------------
United States                          $122,825       $125,766       $125,627
Canada                                    3,511          3,897          3,719
Other Foreign                            18,885         18,534         19,290
- --------------------------------------------------------------------------------
Total                                  $145,221       $148,197       $148,636
- --------------------------------------------------------------------------------

         Revenues are attributed to countries based upon the location of the customer.

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The estimated fair values of the Company's financial instruments are as follows:

DECEMBER 31, 2000                                    CARRYING             FAIR
(In thousands)                                        AMOUNT             VALUE
- --------------------------------------------------------------------------------
Cash and cash equivalents                           $   7,699         $   7,699
Marketable securities                                   7,200             7,200
Long-term debt                                      $(163,661)        $(107,174)
- --------------------------------------------------------------------------------

DECEMBER 31, 1999                                    CARRYING            FAIR)
(In thousands)                                        AMOUNT             VALUE
- --------------------------------------------------------------------------------
Cash and cash equivalents                           $  40,380         $  40,380
Marketable securities                                   7,200             7,200
Long-term debt                                      $(192,780)        $(158,768)
- --------------------------------------------------------------------------------


17.     COMMITMENTS AND CONTINGENCIES

         Total rent expense for the three years ended December 31, 2000 was as follows:

                                                   REAL
(In thousands)                  TOTAL             ESTATE            OTHER
- --------------------------------------------------------------------------------
2000                            $9,797            $7,217            $2,580
1999                             8,176             5,124             3,052
1998                            $5,747            $3,619            $2,128
- --------------------------------------------------------------------------------

         At December 31, 2000, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2011, under operating leases for real estate, as follows:

(In thousands)
- --------------------------------------------------------------------------------
2001            $6,409           2004                   3,756
2002             5,957           2005                   3,305
2003             5,184           Thereafter             8,821
- --------------------------------------------------------------------------------
                                                              $33,432
- --------------------------------------------------------------------------------

         The Company also has lease and sub-lease agreements in place for various properties under its control. The Company expects to receive operating lease payments from lessees during the five years ending December 31, 2001 through 2005 of $1,775,000, $1,723,000, $1,006,000, $580,000 and $571,000,
respectively.

         At December 31, 2000, the Company had outstanding letters of credit aggregating approximately $1,429,000. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

         On January 28, 2000, a former significant customer of the Company currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $500,000 (formerly $19,759,000) of preferential payments in the 90 days prior to the related bankruptcy petition. In addition, this former customer seeks $10,500,000 from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the two actions. The Company believes this matter will not have a material effect on the Company's consolidated financial statements taken as a whole.

         The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's financial statements taken as a whole.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.     QUARTERLY FINANCIAL DATA (UNAUDITED)

- -------------------------------------------------------------------------------------
(In thousands, except per share amounts)
                                 Dec. 31,       Sept. 30,     June 30,       Mar. 31,
Quarter Ended                     2000            2000          2000          2000
- -------------------------------------------------------------------------------------
Net Sales                      $   116,587    $   166,819   $   176,285   $   146,759
- -------------------------------------------------------------------------------------
Gross Profit                        33,586         51,914        57,666        47,319
- -------------------------------------------------------------------------------------
Earnings (loss) before
extraordinary item                  (2,049)         4,858         7,036           385
Extraordinary item -
loss on early extinguishment
of debt, net of taxes                 --             --            --             501
- -------------------------------------------------------------------------------------
Net Earnings (loss)            $    (2,049)   $     4,858   $     7,036   $      (116)
- -------------------------------------------------------------------------------------
Net Earnings (loss)
before extraordinary item
per common share:
Basic                          $      (.18)   $      0.41   $     0.59   $       0.03
Diluted                        $      (.18)   $      0.40   $     0.54   $       0.03
- -------------------------------------------------------------------------------------
Net Earnings (loss)
per common share:
Basic                          $      (.18)   $      0.41   $     0.59   ($      0.01)
Diluted                        $      (.18)   $      0.40   $     0.54   ($      0.01)
- -------------------------------------------------------------------------------------


(In thousands, except per share amounts)
                                                   Dec. 31,    Sept. 30,     June 30,      Mar. 31,
Quarter Ended                                       1999         1999          1999          1999
- ----------------------------------------------------------------------------------------------------
Net Sales                                       $    85,979    $189,759   $   205,714   $   176,789
- ----------------------------------------------------------------------------------------------------
Gross Profit                                         11,690      62,132        65,089        53,220
- ----------------------------------------------------------------------------------------------------
Earnings (loss) before
extraordinary item                                  (17,569)     10,573        12,033         3,648
- ----------------------------------------------------------------------------------------------------
Extraordinary item -
loss on early extinguishment
of debt, net of taxes                                  --         1,060          --            --
- ----------------------------------------------------------------------------------------------------
Net Earnings (loss)                             $   (17,569)   $  9,513   $    12,033   $     3,648
Net Earnings (loss) before extraordinary item
per common share:
Basic                                           $     (1.36)   $   0.80   $      0.92   $      0.28
Diluted                                         $     (1.36)   $   0.74   $      0.91   $      0.28
- ----------------------------------------------------------------------------------------------------
Net Earnings (loss)
per common share:
Basic                                           $     (1.36)   $   0.72   $      0.92   $      0.28
Diluted                                         $     (1.36)   $   0.67   $      0.91   $      0.28
- ----------------------------------------------------------------------------------------------------


         The fourth quarter of 1999 reflects several unfavorable year-end adjustments including a $7,000,000 increase in sales returns expense related to the Company's decision to accept certain inventory returns related to discontinued product offerings in the Temperature Control business, $4,000,000 related to the Company's decision to close a joint venture in Canada; and $1,000,000 related to severance payments associated with certain personnel reductions in the Corporate headquarters function.

ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE

               None.


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                Information relating to Directors and Executive Officers is set forth in the 2001 Annual Proxy Statement.


ITEM 11.    EXECUTIVE COMPENSATION

                Information relating to Management Remuneration and Transactions is set forth in the 2001 Annual Proxy Statement.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 2001 Annual Proxy Statement.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 2001 Annual Proxy Statement.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K.

14(A).          DOCUMENT LIST
                (1) Among the responses to this Item 14(a) are the following financial statements.

                           Independent Auditors' Report

                           Financial Statements:

                           Consolidated Balance Sheets - December 31, 2000 and 1999

                           Consolidated Statements of Earnings
                            - Years Ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Cash Flows - -
                           Years Ended December 31, 2000, 1999 and 1998

                           Notes to Consolidated Financial Statements

                (2) The following financial schedule for the years 2000, 1999 and 1998 is submitted herewith:

                      SCHEDULE

                      II.  Valuation and Qualifying Accounts

                           All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

               (3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K: See "Exhibit Index" beginning on page 24.


14(B).        REPORTS ON FORM 8-K

              No reports on Form 8-K were required to be filed for the three-months ended December 31, 2000.



                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                         EXHIBIT PAGE
NUMBER                                                                          NUMBER

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








                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                         EXHIBIT PAGE
NUMBER                                                                          NUMBER

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

10.20    Form of Third Amendment dated October 18, 1999 to the Credit                 *
         Agreement dated November 30, 1998 among Standard Motor
         Products, Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian Imperial Bank of Commerce.








                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT                                                                         EXHIBIT PAGE
NUMBER                                                                          NUMBER

10.21    Form of Fourth Amendment dated March 3, 2000 to the Credit                 *
         Agreement dated November 30, 1998 among Standard Motor
         Products, Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian Imperial Bank of Commerce.

10.22    Form of Fifth Amendment dated August 11, 2000 to the Credit             10.22
         Agreement dated November 30, 1998 among Standard Motor Products,
         Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian
         Imperial Bank of Commerce is included as Exhibit 10.22

10.23    Form of Sixth Amendment dated March 14, 2001 to the Credit              10.23
         Agreement dated November 30, 1998 among Standard Motor Products,
         Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian
         Imperial Bank of Commerce is included as Exhibit 10.23

21.      List of Subsidiaries of Standard Motor Products, Inc.                    32

23       Consent of Independent Auditors KPMG LLP                                 33




*    Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          STANDARD MOTOR PRODUCTS, INC.
                                    (COMPANY)

                           LAWRENCE I. SILLS
                           -----------------------------------------------------
                           Lawrence I. Sills
                           Chairman, Chief Executive Officer and Director

                           JAMES J. BURKE
                           -----------------------------
                           James J. Burke
                           Vice President, Finance; Chief Financial Officer


                        New York, New York
                        March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated:


March 29, 2001                 LAWRENCE I. SILLS
                               ------------------------
                               Lawrence I. Sills
                               Chairman, Chief  Executive Officer and Director

March 29, 2001                 ARTHUR D. DAVIS
                               ------------------------
                               Arthur D. Davis, Vice Chairman and Director

March 29, 2001                 MARILYN F. CRAGIN
                               -------------------------
                               Marilyn F. Cragin, Director

March 29, 2001                 SUSAN F. DAVIS
                               --------------
                               Susan F. Davis, Director

March 29, 2001                 ARTHUR S. SILLS
                               Arthur S. Sills, Director

March 29, 2001                 PETER J. SILLS
                               --------------
                               Peter J. Sills, Director

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of February 23, 2001, except as to the second and third paragraphs of note 7, which are as of March 14, 2001, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                   KPMG LLP
New York, New York
February 23, 2001, except as to the second and third paragraphs of note 7 which are as of March 14, 2001



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998

                                                                     ADDITIONS
                                         BALANCE AT         CHARGED TO         CHARGED
                                          BEGINNING         COSTS AND         TO OTHER                           BALANCE AT
            DESCRIPTION                    OF YEAR           EXPENSES         ACCOUNTS        DEDUCTIONS        END OF YEAR
            -----------                    -------           --------         --------        ----------        -----------

YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts    $       2,619,000  $        699,000  $      -         $       339,000   $      2,979,000
  Allowance for discounts                    1,992,000               --                            394,000          1,598,000
                                       ----------------   ---------------   --------------   --------------    ---------------
                                     $       4,611,000  $        699,000  $      -         $       733,000   $      4,577,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for sales returns          $      22,698,000  $    100,403,000  $      0         $   105,408,000   $     17,693,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for inventory valuation    $      13,766,000  $      3,165,000  $       0        $     4,001,000   $     12,930,000
                                       ================   ===============   ==============   ==============    ===============



YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts    $       2,664,000  $      2,387,000  $      611,000    $     3,043,000   $      2,619,000

  Allowance for discounts                    1,861,000              --           131,000               --            1,992,000
                                       ----------------   ---------------   --------------   --------------    ---------------
                                     $       4,525,000  $      2,387,000  $      742,000   $     3,043,000   $      4,611,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for sales returns          $      16,296,000  $    115,749,000  $            0   $   109,347,000   $     22,698,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for inventory valuation    $      18,221,000  $      1,911,000  $      599,000   $     6,965,000   $     13,766,000
                                       ================   ===============   ==============   ==============    ===============



YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts    $      16,187,000  $      3,811,000  $       31,000    $    17,365,000   $      2,664,000

  Allowance for discounts                    2,467,000             --               --             606,000          1,861,000
                                       ----------------   ---------------   --------------   --------------    ---------------
                                     $      18,654,000  $      3,811,000  $       31,000   $    17,971,000   $      4,525,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for sales returns          $      17,955,000  $     93,299,000  $    3,436,000   $    98,394,000   $     16,296,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for inventory valuation    $      17,178,000  $      1,556,000  $    1,754,000   $     2,267,000   $     18,221,000
                                       ================   ===============   ==============   ==============    ===============