Form 10-Q
period 2001-03-31
STANDARD MOTOR PRODUCTS INC
filed 2001-05-15
CIK 93389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended MARCH 31, 2001

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


                                 (718) 392-0200
              (Registrant's telephone number, including area code)


                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)



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

        DATE                            CLASS                       SHARES
     OUTSTANDING
                                  COMMON STOCK PAR
   APRIL 30, 2001                VALUE $2.00 PER SHARE             12,445,179
   --------------                ---------------------             ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                 MARCH 31, 2001




                         PART 1 - FINANCIAL INFORMATION



ITEM 1
PAGE NO.

CONSOLIDATED BALANCE SHEETS
March 31, 2001 and December 31, 2000                                     3 & 4

CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS for the three-month
periods ended March 31, 2001 and 2000.                                     5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
three-month periods ended March 31, 2001 and 2000                          6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7 - 11

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     12 - 13

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 14




                           PART II - OTHER INFORMATION


ITEM 1

Legal Proceedings                                                          15

ITEM 6

Exhibits and Reports on Form 8-K                                           16

Signature                                                                  16



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS
                                     ------


                                                                             March 31,        December 31,
                                                                               2001              2000
---------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Current assets:
      Cash and cash equivalents                                             $    4,216        $    7,699
      Accounts and notes receivable, net of
      allowance for doubtful accounts and
      discounts of $5,627 (2000 - $4,577) (Notes 4 and 6)                      150,281           106,261
      Inventories (Notes 2 and 4)                                              220,888           234,257
      Deferred income taxes                                                     12,466            12,482
      Prepaid expenses and other current assets                                 13,407            12,060
                                                                           ------------      ------------

             Total current assets                                              401,258           372,759
                                                                           ------------      ------------

Property, plant and equipment, net of
      accumulated depreciation (Notes 3 and 4)                                 103,729           104,536

Goodwill, net                                                                   40,516            40,685
Other assets                                                                    31,317            31,416
                                                                           ------------      ------------

             Total assets                                                    $ 576,820         $ 549,396
                                                                           ============      ============












See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                              March 31,        December 31,
                                                                                2001              2000
---------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Current liabilites:
      Notes payable (Note 4)                                                  $ 89,081          $ 38,930
      Current portion of long-term debt (Note 5)                                13,481            13,643
      Accounts payable                                                          49,871            56,612
      Sundry payables and accrued expenses                                      46,321            49,671
      Accrued customer returns                                                  17,566            17,693
      Payroll and commissions                                                    7,344             8,119
                                                                           ------------      ------------

             Total current liabilites                                          223,664           184,668
                                                                           ------------      ------------

Long-term debt (Note 5)                                                        138,665           150,018

Postretirement benefits other than pensions
      and other accrued liabilities                                             20,846            20,405
                                                                           ------------      ------------

             Total liabilities                                                 383,175           355,091
                                                                           ------------      ------------



Commitments and contingencies (Notes 4, 5, 8, 10 and 12)

Stockholders' equity (Notes 5, 7, 8, 9 and 10):
      Common stock - par value $2.00 per share
             Authorized - 30,000,000 shares Issued - 13,324,476 shares in 2001 and 2000 (including 1,554,297 and 1,629,297 shares held as treasury shares in 2001 and
             2000, respectively)                                                26,649            26,649
      Capital in excess of par value                                             2,123             2,541
      Retained earnings                                                        189,820           190,253
      Accumulated other comprehensive income                                    (1,530)             (591)
                                                                           ------------      ------------
                                                                               217,062           218,852

      Less: treasury stock - at cost                                            23,417            24,547
                                                                           ------------      ------------

             Total stockholders' equity                                        193,645           194,305
                                                                           ------------      ------------

             Total liabilities and stockholders' equity                      $ 576,820         $ 549,396
                                                                           ============      ============








See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)



                                                                     For Three-Months Ended
                                                                           March 31,
                                                                     2001               2000
                                                               ---------------    -----------------

Net sales                                                            $155,545             $146,759

Cost of sales                                                         110,580               99,440
                                                               ---------------    -----------------

     Gross profit                                                      44,965               47,319

Selling, general and administrative expenses                           40,012               43,183
                                                               ---------------    -----------------

     Operating income                                                   4,953                4,136

Other income (expense) - net                                               80                  424

Interest expense                                                        4,127                3,907
                                                               ---------------    -----------------

     Earnings before taxes, minority interest
        and extraordinary item                                            906                  653

Income taxes                                                              287                  229

Minority interest                                                           -                  (39)
                                                               ---------------    -----------------

     Earnings before extraordinary item                                   619                  385

Extraordinary loss on early extinguishment of debt, net of taxes            -                  501
                                                               ---------------    -----------------

     Net earnings(loss)                                                   619                 (116)

Retained earnings at beginning of period                              190,253              184,848
                                                               ---------------    -----------------

                                                                      190,872              184,732

Less: cash dividends for period                                         1,052                1,105
                                                               ---------------    -----------------

Retained earnings at end of period                                   $189,820              183,627
                                                               ===============    =================

Per share data:

Net earnings per common share - basic:
     Earnings per share before extraordinary item                       $0.05                $0.03
     Extraordinary loss on early extinguishment of debt                     -                (0.04)
                                                               ---------------    -----------------
     Net earnings per common share - basic                              $0.05               ($0.01)
                                                               ===============    =================

Net earnings per common share - diluted:
     Earnings per share before extraordinary item                       $0.05                $0.03
     Extraordinary loss on early extinguishment of debt                     -                (0.04)
                                                               ---------------    -----------------
     Net earnings per common share - diluted                            $0.05               ($0.01)
                                                               ===============    =================


Average number of common shares                                    11,714,346           12,409,547
                                                               ===============    =================

Average number of common and dilutive shares                       11,728,569           12,409,547
                                                               ===============    =================






See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        For the Three-Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                          2001             2000
                                                                                       ------------      ----------

   Cash flows from operating activities:
   Net  earnings (loss)                                                                      $ 619          $ (116)

   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Depreciation and amortization                                                           4,828           4,729
     Equity income from joint ventures                                                        (120)           (127)
     Employee Stock Ownership Plan Allocation                                                  133             419
     Extraordinary Loss on repayment of debt                                                     -             865

   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                                  (44,020)        (28,615)
     Decrease (Increase) in inventories                                                     13,369         (29,013)
     (Decrease) Increase increase in other current assets                                     (767)            190
     Decrease in other assets                                                                  369           1,940
     (Decrease) Increase in accounts payable                                                (6,741)         29,201
     (Decrease) in sundry payables and accrued expenses                                     (3,351)         (3,621)
     (Decrease) increase in other liabilities                                                 (401)         (1,069)
                                                                                       ------------      ----------

     Net cash used in operating activities                                                 (36,082)        (25,217)
                                                                                       ------------      ----------

 Cash flows from investing activities
     Proceeds from the sale of property, plant & equipment                                       -             650
     Capital expenditures, net of effects from acquisitions                                 (3,430)         (6,405)
     Payments for acquisitions, net of cash acquired                                          (796)         (1,353)
                                                                                       ------------      ----------

     Net cash used in investing activities                                                  (4,226)         (7,108)
                                                                                       ------------      ----------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                         50,151          29,884
     Principal payments and retirement of long-term debt                                   (11,515)        (25,526)
     Purchase of treasury stock                                                                  -          (8,117)
     Dividends paid                                                                         (1,052)         (1,105)
                                                                                       ------------      ----------

    Net cash  provided by (used in) financing activities                                    37,584          (4,864)
                                                                                       ------------      ----------

 Effect of exchange rate changes on cash                                                      (759)              6

 Net decrease in cash and cash equivalents                                                  (3,483)        (37,183)

 Cash and cash equivalents at beginning of the period                                        7,699          40,380
                                                                                       ------------      ----------

 Cash and cash equivalents at end of the period                                            $ 4,216          $3,197
                                                                                       ============      ==========


 Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                              $ 4,640          $5,418
                                                                                       ============      ==========
     Income taxes                                                                            $ 170          $1,371
                                                                                       ============      ==========






See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 2000.

The consolidated financial statements include the accounts of the Company and all domestic and international companies in which the Company has more than a 50% equity ownership. The Company's investments in unconsolidated affiliates are accounted for on the equity method. All significant inter-company items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Where appropriate, certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Adoption of these pronouncements on January 1, 2001 had no effect on the Company's consolidated financial statements taken as a whole since the Company does not have any significant derivative instruments.

NOTE 2
                                   INVENTORIES
                                   -----------
                             (Dollars in Thousands)


                                          March 31, 2001    December 31, 2000
                                           (unaudited)
                                          --------------    -----------------
   Finished Goods                             $148,713          $165,381
   Work in Process                               4,236             3,552
   Raw Materials                                67,939            65,324
                                                ------            ------

                   Total inventories          $220,888          $234,257
                                              ========          ========




NOTE 3
                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)

                                             March 31, 2001   December 31, 2000
                                               (unaudited)
                                             --------------   -----------------

   Land, buildings and improvements            $60,627           $60,435
   Machinery and equipment                     102,889           101,884
   Tools, dies and auxiliary equipment          12,357            12,035
   Furniture and fixtures                       33,101            33,164
   Leasehold improvements                        7,470             7,475
   Construction in progress                     13,453            12,328
                                              --------          --------
                                               229,897           227,321
   Less: accumulated depreciation
                 and amortization              126,168           122,785
                                              ---------         --------
                Total property, plant and
                 equipment - net              $103,729          $104,536
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

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down, maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At March 31, 2001, borrowings under this facility amounted to $85 million.

With the current revolving credit facility set to expire on November 30, 2001, the Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new revolving credit facility. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225,000,000. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's aforementioned existing bank line of credit, the 7.56% senior note of $52 million, a $25 million accounts receivable sales arrangement and the Canadian Credit Facility of $5 million. The Company expects to record an extraordinary loss of approximately $2.7 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable and eligible inventory. Direct borrowings will bear interest at the Prime Rate plus the applicable margin (as defined) or the applicable LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.



NOTE 5
                                 LONG-TERM DEBT
                             (Dollars in thousands)

                                           March 31, 2001   December 31, 2000
                                              (unaudited)
                                           ---------------  ------------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures        $ 90,000       $ 90,000
7.56% senior note payable                          52,143         62,571
Canadian Credit Facility                            5,075          5,335
Other                                               4,928          5,755
                                           ---------------  -------------
                                                  152,146        163,661
Less: current portion                              13,481         13,643
                                           ---------------  -------------
Total non-current portion of
Long-term debt:                                 $ 138,665        150,018
                                           ===============  =============



On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90,000,000. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Debentures are convertible into 2,796,000 shares of the Company's common stock.

Under the terms of the 7.56% senior note agreement, the Company was required to repay the loan in seven equal annual installments beginning in 2000. As noted above, this senior note was paid off as part of the new revolving credit facility described in Note 4.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 (CONTINUED)

Under the terms of a Canadian (CDN) credit agreement, the Company was required to repay the loan as follows: $2,000,000 CDN in 2001 and a final payment of $6,000,000 CDN in 2002. Subject to certain restrictions, the Company can make prepayments without premium. The credit agreement had various interest rate options. As noted above, this credit agreement was paid off as part of the new revolving credit facility described in Note 4.

Certain note agreements contain restrictive covenants which require the maintenance of defined levels of working capital, tangible net worth and earnings and limit, among other items, investments, indebtedness and distributions for the payment of dividends and the acquisition of capital stock.

NOTE 6

The Company sells certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement expires in March 2002. The terms of the agreement contain restrictive covenants, including the maintenance of defined levels of tangible net worth. At March 31, 2001, net account receivables amounting to $25,000,000 had been sold under this agreement. As noted above, this agreement was terminated as part of the new revolving credit facility described in Note 4.

NOTE 7

Total comprehensive (loss) income was ($320,000) and $90,000 for the three-month periods ended March 31, 2001 and 2000, respectively.

NOTE 8

At March 31 2001, in aggregate 1,369,154 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

NOTE 9

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share:

                                                  For Three-Months Ended
                                                        March 31,
                                              ------------ -- ----------------
                                                   2001              2000
                                                   ----              ----


   Earnings before extraordinary item            $619,000            $385,000
      Extraordinary item                          --                (501,000)
                                              ------------    ----------------
   Earnings available to common stockholders      619,000           (116,000)
   Effect of convertible debentures               --                --
                                              ------------    ----------------
      Net earnings available to common
      stockholders assuming dilution             $619,000          $(116,000)
                                              ============    ================

   Weighted average common shares              11,714,346          12,409,547
   Effect of convertible debentures               --                --
   Effect of stock options                         14,223           --
                                              ------------    ----------------
      Weighted average common
      equivalent shares
      outstanding assuming dilution            11,728,569          12,409,547
                                              ============    ================

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                          For Three-Months Ended
                                                March 30,

                                     -------------- -- ---------------
                                         2001               2000
                                         ----               ----

   Stock options                       1,390,075          806,991
   Convertible debentures              2,796,120         2,796,120
                                     ==============    ===============

NOTE 10

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During March of 2001, the Company committed 75,000 shares to be released.

NOTE 11

The Company's two reportable operating segments are Engine Management and Temperature Control.


                                          Industry Segment
                                      (Dollars in thousands)
                                  For the three-months ended March 31,
                         --------------------------------------------------
                                    2001                       2000
                       ----------------------------- -------------------------
                                        Operating                   Operating
                                       -----------                  ----------
                         Net Sales       Income       Net Sales      Income
                         ---------       ------       ---------      ------
Engine Management         $75,010        $6,722        $73,155       $7,574
Temperature Control        70,958           715         62,042          738
All Other                   9,577       (2,484)         11,562      (4,176)
                       -----------     ---------    -----------    ---------
Consolidated             $155,545        $4,953       $146,759       $4,136
                       ===========     =========    ===========    =========

--------------------------------------

All other consists of items pertaining to European and Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes, minority interest and extraordinary item:

                                        For Three-Months Ended
                                               March 30,
                                       --------------------------
                                             2001         2000
                                             ----         ----

Operating income                           $4,953       $4,136
Other income (expense)                         80          424
Interest expense                            4,127        3,907
                                       -----------     --------

     Earnings before taxes,
     minority interest and
     extraordinary item                      $906         $653
                                      ===========     ========


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of 2001, cash used in operations amounted to $36.1 million, as compared to $25.2 million in the same period of 2000. The increase is primarily attributable to higher accounts receivable due to the increase in sales and a reduction in accounts payable. This increase was partially offset by the Company's efforts to reduce inventory levels from their elevated levels at December 31, 2000.

In connection with inventories and the related decrease in inventory turnover (1.9x in 2001 vs. 2.4x in 2000, on a rolling twelve month basis) the reasons are two-fold. First, with respect to the Temperature Control Segment, the related business is highly seasonal with sales of air conditioning parts being the greatest in the second and third quarters of the year. This seasonality requires the build-up of inventory levels prior to the main selling season. This combined with lower than anticipated 2000 sales, increased Temperature Control inventory levels. Second, with respect to the Engine Management Segment, in the third quarter of 2000, Engine Management successfully acquired a new major customer which required inventory levels to be increased in order to fill the initial "pipeline" of orders from such customer; the customer launch for new orders has extended in 2001, versus 2000, as originally planned. In order to achieve significant inventory reductions and in order to improve our working capital position, the Company has continued to monitor production levels on our Temperature Control business and reduced production and purchasing requirements for the Engine Management business.

Cash used in investing activities was $4.2 million in the first quarter of 2001, as compared to $7.1 million in the same period of 2000. The decrease is primarily due to reductions in capital expenditures and acquisitions.

Cash provided by financing activities was $37.6 million in the first quarter of 2001, as compared to cash used in financing activities of $4.9 million in the same period of 2000. The change is primarily due to increased borrowings under the short-term line of credit to finance the seasonal working capital needs of the Company and the elevated inventory levels discussed previously.

Payments under the Company's long-term debt arrangements during the first quarter of 2001 amounted to $11.5 million. During the first quarter of 2000, long-term debt payments amounted to $25.5 million and reflected a $14 million prepayment of a 10.22% senior note. In connection with this prepayment, the Company reflected an extraordinary loss of approximately $0.5 million in the first quarter of 2000 related to prepayment penalties and the write-off of deferred loan costs.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of March 31, 2001, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the first quarter of 2001, the Company did not repurchase any shares of its common stock. During the first quarter of 2000, the Company repurchased approximately 648,700 shares at a cost of approximately $8.1 million.

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

-------------------------------------------

The terms of the revolving credit facility, as amended, include, among other provisions, the requirement for a clean-down, maintenance of defined levels of tangible net worth, various financial performance ratios and restrictions on capital expenditures, dividend payments, acquisitions and additional indebtedness. At March 31, 2001, borrowings under the Company's aggregate revolving credit facilities amounted to $89.1 million.

With the current revolving credit facility set to expire on November 30, 2001, the Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new revolving credit facility. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225,000,000. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's aforementioned existing bank line of credit, the 7.56% senior note of $52 million, a $25 million accounts receivable sale arrangement and the Canadian Credit Facility of $5 million. The Company expects to record an extraordinary loss of approximately $2.7 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable and eligible inventory. Direct borrowings will bear interest at the Prime Rate plus the applicable margin (as defined) or the applicable LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings will be collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

The Company's profitability and its working capital requirements have become more seasonal with the increased sales mix of temperature control products. Working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit.

The Company anticipates that its present sources of funds will continue to be adequate to meet its near term needs.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE-MONTHS ENDED MARCH 30, 2001 TO THE
-----------------------------------------------------------
THREE-MONTHS ENDED MARCH 31, 2000
---------------------------------

On a consolidated basis, net sales in the first quarter of 2001 were $155.5 million, an increase of $8.8 million, or 6%, from the first quarter of 2000. The increase resulted primarily from sales to new accounts in both Engine Management and Temperature Control divisions.

Gross margins, as a percentage of net sales, decreased to 28.9% in the first quarter of 2001 from 32.2% in the first quarter of 2000. The overall decrease in gross margins was primarily due to inventory reduction programs. The reduction in gross margins was across all product lines as the Company targets a minimum $30 million inventory reduction during 2001. The Company expects continued pressure on gross margins throughout the second quarter and into the third quarter, as inventory levels are reduced.

Selling, general and administrative expenses decreased by $3.2 million to $40.0 million in the first quarter of 2001, as compared to $43.2 million in the first quarter of 2000. This decrease reflects the focus on the Company's cost reduction efforts with benefits primarily in the marketing and distribution areas.

Operating income increased by $0.8 million in the first quarter of 2001, as compared to the first quarter of 2000, primarily due to the increased sales and a focus on selling, general and administrative expenses.

Other income, net, decreased in the first quarter 2001 due to lower investment-related income, as compared to the first quarter of 2000.

Interest expense increased 0.2 million in the first quarter 2001 as compared to the same period in 2000, due to higher average borrowings.

Income tax expense remained flat as compared to the first quarter of 2000. However, the effective tax rate decreased from 35% in the first quarter of 2000 to 32% in first quarter of 2001, due to a decrease in earnings from the Company's domestic subsidiaries. The 32% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

As a result of principal payments on long term debt and an increase in short term borrowings during the first quarter 2001, the Company's percentage of variable rate debt to total debt has increased from 23% at December 31, 2000 to 39% at March 31, 2001.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



 (a)   EXHIBIT(S)
       ----------

NUMBER  DESCRIPTION                                            METHOD OF FILING
------  -----------                                            ----------------

10.24   Credit Agreement dated April 27, 2001 among Standard    Filed with this
        Motor Products, Inc. and subsidiaries, as Borrowers     Document
        and GE Capital Corp. as Agent and Lender, GMAC
        Commercial Credit LLC, as Lender and Syndication
        Agent and Bank of America, N.A., as Lender and
        Documentation Agent.

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



                                              STANDARD MOTOR PRODUCTS, INC.
                                              -----------------------------
                                               (Registrant)






MAY 14, 2001                                  JAMES J. BURKE
------------                                  -----------------------------
  (Date)                                      Vice President Finance,
                                              Chief Financial Officer