Form 10-Q
period 2001-06-30
STANDARD MOTOR PRODUCTS INC
filed 2001-08-13
CIK 93389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      (Mark One)
      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended JUNE 30, 2001

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

          DATE                        CLASS                   SHARES
       OUTSTANDING
                                COMMON STOCK PAR
      JULY 31, 2001           VALUE $2.00 PER SHARE         12,474,312
      -------------           ---------------------         ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                  JUNE 30, 2001




                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1                                                               PAGE NO.
------                                                               --------

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000                                   3 & 4

CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS for the three-month and six-month
periods ended June 30, 2001 and 2000                                     5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
six-month periods ended June 30, 2001 and 2000                           6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7 - 11

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                   12 - 15

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              15




                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1

Legal Proceedings                                                        16

ITEM 4

Submission of Matters to a Vote of Security Holders                      16

ITEM 6

Exhibits and Reports on Form 8-K                                         17

Signature                                                                17



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS
                                     ------

                                                                       June 30,          December 31,
                                                                         2001             2000
--------------------------------------------------------------------------------------------------
                                                                      (Unaudited)

Current assets:
      Cash and cash equivalents                                          $ 3,124          $ 7,699
      Accounts and notes receivable, net of
      allowance for doubtful accounts and
      discounts of $6,045 (2000 - $4,577) (Notes 4 and 6)                239,415          106,261
      Inventories (Notes 2 and 4)                                        186,887          234,257
      Deferred income taxes                                               12,478           12,482
      Prepaid expenses and other current assets                           12,989           12,060
                                                                      -----------      -----------

            Total current assets                                         454,893          372,759
                                                                      -----------      -----------

Property, plant and equipment, net of
      accumulated depreciation (Notes 3 and 4)                           105,232          104,536

Goodwill, net                                                             39,871           40,685
Other assets                                                              35,784           31,416
                                                                      -----------      -----------

            Total assets                                               $ 635,780        $ 549,396
                                                                      ===========      ===========











See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                       June 30,       December 31,
                                                                         2001             2000
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)

Current liabilites:
      Notes payable (Note 4)                                             $ 4,049         $ 38,930
      Current portion of long-term debt (Note 5)                           1,772           13,643
      Accounts payable                                                    46,670           56,612
      Sundry payables and accrued expenses                                48,520           49,671
      Accrued customer returns                                            23,444           17,693
      Payroll and commissions                                              9,367            8,119
                                                                      -----------      -----------
            Total current liabilites                                     133,822          184,668
                                                                      -----------      -----------
Long-term debt (Note 5)                                                  287,526          150,018

Postretirement benefits other than pensions
      and other accrued liabilities                                       21,358           20,405
                                                                      -----------      -----------

            Total liabilities                                            442,706          355,091
                                                                      -----------      -----------



Commitments and contingencies (Notes 4, 5, 8, 10 and 12)

Stockholders' equity (Notes 5, 7, 8, 9 and 10):
      Common stock - par value $2.00 per share
            Authorized - 30,000,000 shares
            Issued - 13,324,476 shares in 2001 and 2000
            (including 1,526,498 and 1,629,297 shares held
            as treasury shares in 2001 and
            2000, respectively)                                           26,649           26,649
      Capital in excess of par value                                       1,979            2,541
      Retained earnings                                                  188,239          190,253
      Accumulated other comprehensive income                                (795)            (591)
                                                                      -----------      -----------
                                                                         216,072          218,852

      Less: treasury stock - at cost                                      22,998           24,547
                                                                      -----------      -----------

            Total stockholders' equity                                   193,074          194,305
                                                                      -----------      -----------

            Total liabilities and stockholders' equity                 $ 635,780        $ 549,396
                                                                      ===========      ===========





See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)



                                                                   For Three-Months Ended               For Six-Months Ended
                                                                          June 30,                            June 30,
                                                                  2001               2000              2001               2000
                                                              --------------    ---------------   ---------------     --------------

Net sales                                                          $186,911           $175,112          $342,456           $321,317

Cost of sales                                                       137,999            118,618           248,579            218,058
                                                              --------------    ---------------   ---------------     --------------

     Gross profit                                                    48,912             56,494            93,877            103,259

Selling, general and administrative expenses                         40,762             41,843            80,774             84,472
                                                              --------------    ---------------   ---------------     --------------

     Operating income                                                 8,150             14,651            13,103             18,787

Other income (expense) - net                                            220                 88               300                473

Interest expense                                                      5,040              4,747             9,167              8,654
                                                              --------------    ---------------   ---------------     --------------

     Earnings before taxes and extraordinary item                     3,330              9,992             4,236             10,606

Income taxes                                                          1,055              2,956             1,342              3,185
                                                              --------------    ---------------   ---------------     --------------

     Earnings before extraordinary item                               2,275              7,036             2,894              7,421

Extraordinary loss on early extinguishment of debt,
      net of tax benefits of $975 and $364, respectively             (2,797)                 -            (2,797)              (501)
                                                              --------------    ---------------   ---------------     --------------

     Net (loss) earnings                                               (522)             7,036                97              6,920

Retained earnings at beginning of period                            189,820            183,627           190,253            184,848
                                                              --------------    ---------------   ---------------     --------------

                                                                    189,298            190,663           190,350            191,768

Less: cash dividends for period                                       1,059              1,113             2,111              2,218
                                                              --------------    ---------------   ---------------     --------------

Retained earnings at end of period                                 $188,239           $189,550          $188,239           $189,550
                                                              ==============    ===============   ===============     ==============

Per share data:

Net earnings per common share - basic:
     Earnings per share before extraordinary item                     $0.19              $0.59             $0.25              $0.61
     Extraordinary loss on early extinguishment of debt               (0.24)                 -             (0.24)             (0.04)
                                                              --------------    ---------------   ---------------     --------------
     Net (loss) earnings per common share - basic                    ($0.05)             $0.59             $0.01              $0.57
                                                              ==============    ===============   ===============     ==============

Net earnings per common share - diluted:
     Earnings per share before extraordinary item                     $0.19              $0.54             $0.25              $0.61
     Extraordinary loss on early extinguishment of debt               (0.24)                 -             (0.24)             (0.04)
                                                              --------------    ---------------   ---------------     --------------
     Net (loss) earnings per common share - diluted                  ($0.05)             $0.54             $0.01              $0.57
                                                              ==============    ===============   ===============     ==============


Average number of common shares                                  11,781,383         11,937,798        11,748,050         12,173,673
                                                              ==============    ===============   ===============     ==============

Average number of common and dilutive shares                     11,850,421         14,756,196        11,782,444         12,254,753
                                                              ==============    ===============   ===============     ==============




See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                    For the Six-Months Ended
                                                                                             June 30,
                                                                                 ------------------------------
                                                                                     2001              2000
                                                                                 -------------      -----------

   Cash flows from operating activities:
   Net earnings                                                                          $ 97          $ 6,920
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization                                                      9,570            9,251
     Equity income from joint ventures                                                   (233)            (343)
     Employee Stock Ownership Plan Allocation                                             352              487
     Extraordinary Loss on repayment of debt                                            3,772              865

   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                            (108,154)         (73,957)
     Decrease (Increase) in inventories                                                47,370          (32,905)
     Increase in other current assets                                                    (568)          (1,523)
    (Increase) Decrease  in other assets                                               (7,694)           3,939
    (Decrease) Increase in accounts payable                                            (9,942)          20,771
     Decrease in sundry payables and accrued expenses                                  (1,151)          (7,845)
      Increase in other liabilities                                                     7,952            5,672
                                                                                 -------------      -----------

     Net cash used in operating activities                                            (58,629)         (68,668)
                                                                                 -------------      -----------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                  -              657
     Capital expenditures, net of effects from acquisitions                            (8,691)          (8,473)
     Payments for acquisitions, net of cash acquired                                   (1,069)          (1,353)
                                                                                 -------------      -----------

     Net cash used in investing activities                                             (9,760)          (9,169)
                                                                                 -------------      -----------

 Cash flows from financing activities:
     Net (payments) borrowings under line-of-credit agreements                        159,983           85,112
     Principal payments and retirement of other long-term debt                        (94,227)         (25,766)
     Purchase of treasury stock                                                             -          (13,842)
     Dividends paid                                                                    (2,111)          (2,218)
     Proceeds from exercise of employee stock options                                     216                -
                                                                                 -------------      -----------

    Net cash provided by financing activities                                          63,861           43,286
                                                                                 -------------      -----------

 Effect of exchange rate changes on cash                                                  (47)             252
                                                                                 -------------      -----------

 Net decrease in cash                                                                  (4,575)         (34,299)

 Cash and cash equivalents at beginning of the period                                   7,699           40,380
                                                                                 -------------      -----------

 Cash and cash equivalents at end of the period                                       $ 3,124          $ 6,081
                                                                                 =============      ===========

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                         $ 7,745          $ 7,691
                                                                                 =============      ===========
     Income taxes                                                                     $ 1,236            $ 944
                                                                                 =============      ===========




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

In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Adoption of these pronouncements on January 1, 2001 had no effect on the Company's consolidated financial statements taken as a whole.

NOTE 2


                                   INVENTORIES
                                   -----------
                             (Dollars in Thousands)


                                                         June 30, 2001             December 31, 2000
                                                         -------------             -----------------
                                                          (unaudited)
   Finished Goods                                            $142,670                      $165,381
   Work in Process                                              2,851                         3,552
   Raw Materials                                               41,366                        65,324
                                                               ------                        ------

                       Total inventories                     $186,887                      $234,257
                                                             ========                      ========




NOTE 3
                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                             (Dollars in thousands)

                                                         June 30, 2001              December 31, 2000
                                                         -------------              -----------------
                                                          (unaudited)
   Land, buildings and improvements                           $60,527                       $60,345
   Machinery and equipment                                    103,075                       101,538
   Tools, dies and auxiliary equipment                         12,692                        12,035
   Furniture and fixtures                                      32,390                        32,345
   Leasehold improvements                                       7,484                         7,475
   Construction in progress                                    17,899                        12,328
                                                               ------                        ------
                                                              234,067                       226,066
   Less: accumulated depreciation and amortization            128,835                       121,530
                                                              -------                       -------
             Total property, plant and equipment - net       $105,232                      $104,536
                                                             ========                      ========




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4

On November 30, 1998, the Company entered into a three-year revolving credit facility with eight lending institutions, providing for an unsecured line of credit of $110,000,000. The facility allowed the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option was determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization.

With the revolving credit facility set to expire on November 30, 2001, the Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new revolving credit facility. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225,000,000. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's aforementioned existing bank line of credit, the 7.56% senior note of $52 million, a $25 million accounts receivable sales arrangement and a Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable and eligible inventory. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.



NOTE 5


                                 LONG-TERM DEBT
                                 --------------
                             (Dollars in thousands)

                                                     June 30, 2001          December 31, 2000
                                                       (unaudited)
                                                -------------------    -----------------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures                 $ 90,000                   $ 90,000
Revolving credit facility                                  194,865                          -
7.56% senior note payable                                        -                     62,571
Canadian Credit Facility                                         -                      5,335
Other                                                        4,433                      5,755
                                                -------------------    -----------------------
                                                           289,298                    163,661
Less: current portion                                        1,772                     13,643
                                                -------------------    -----------------------
Total non-current portion of
Long-term debt:                                           $287,526                  $ 150,018
                                                ===================    =======================



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


NOTE 6

The Company sold certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it could sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. As noted above, this agreement was terminated as part of the new revolving credit facility described in Note 4.

NOTE 7

Total comprehensive income (loss) was $213,000 and $6,783,000 for the three-month periods ended June 30, 2001 and 2000, respectively, and $(107,000) and $6,873,000 for the six-month periods ended June 30, 2001 and 2000, respectively.

NOTE 8

During the six-month period ended June 30, 2001, 23,202 stock options were exercised. At June 30, 2001, in aggregate 1,345,952 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 1,055,372 shares were subject to outstanding options. 651,563 shares of these outstanding options were vested at June 30, 2001.

NOTE 9

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share:



                                                For Three-Months Ended         For Six-Months Ended
                                                       June 30,                     June 30,
                                              --------------------------   --------------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----

Earnings before extraordinary item          $  2,275,000    $ 7,036,000   $  2,894,000    $  7,421,000
   Extraordinary item                         (2,797,000)          --       (2,797,000)       (501,000)
                                            ------------    -----------   ------------    ------------
Earnings available to common stockholders       (522,000)     7,036,000         97,000       6,920,000
Effect of convertible debentures                    --          911,000           --              --
                                            ------------    -----------   ------------    ------------
   Net earnings available to common
   stockholders assuming dilution           ($   522,000)   $ 7,947,000   $     97,000    $  6,920,000
                                            ============    ===========   ============    ============

Weighted average common shares                11,781,383     11,937,798     11,748,050      12,173,673
Effect of convertible debentures                    --        2,796,000           --              --
Effect of stock options                           69,038         22,398         34,394          81,080
                                            ------------    -----------   ------------    ------------
   Weighted average common
   equivalent shares
   outstanding assuming dilution              11,850,421     14,756,196     11,782,444      12,254,753
                                            ============    ===========   ============    ============


The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.


                                                 For Three-Months Ended                For Six-Months Ended
                                                        June 30,                            June 30,
                                               --------------------------            --------------------------
                                                2001                2000               2001              2000
                                                ----                ----               ----              ----

   Stock options                               634,074             911,979            762,229           777,825
   Convertible debentures                    2,796,000               --             2,796,000         2,796,000
                                             =========       =============      =============      ==============


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




                                                                  Industry Segment
                                                               (Dollars in thousands)
                                                        For the three-months ended June 30,
                                       -----------------------------------------------------------------------
                                                       2001                                2000
                                       -----------------------------------------------------------------------
                                                               OPERATING                            OPERATING
                                           NET SALES             INCOME           NET SALES           INCOME
                                           ---------             ------           ---------           ------
Engine Management                             $77,498             $5,617            $72,867           $10,000
Temperature Control                            99,059              5,428             91,505            10,169
All Other                                      10,354            (2,895)             10,740           (5,518)
                                       ---------------     --------------    ---------------    --------------
Consolidated                                 $186,911             $8,150           $175,112           $14,651
                                       ===============     ==============    ===============    ==============


                                                                  Industry Segment
                                                               (Dollars in thousands)
                                                         For the six-months ended June 30,
                                       -----------------------------------------------------------------------
                                                       2001                                2000
                                       -----------------------------------------------------------------------
                                                              OPERATING                             OPERATING
                                            NET SALES          INCOME             NET SALES           INCOME
                                            ---------          ------             ---------           ------
Engine Management                            $152,508            $12,339           $146,022           $17,574
Temperature Control                           170,017              6,143            152,993            10,907
All Other                                      19,931            (5,379)             22,302           (9,694)
                                       ---------------     --------------    ---------------    --------------
Consolidated                                 $342,456            $13,103           $321,317           $18,787
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

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes and extraordinary item:



                                               For Three-Months Ended                    For Six-Months Ended
                                                      June 30,                                 June 30,
                                         -----------------------------------       ----------------------------------
                                              2001                2000                 2001                2000
                                              ----                ----                 ----                ----

Operating income                              $8,150             $14,651              $13,103            $18,787
Other income (expense) - net                     220                  88                  300                473
Interest expense                               5,040               4,747                9,167              8,654
                                       ---------------      --------------       --------------     ---------------
     Earnings before taxes
     and extraordinary item                   $3,330              $9,992               $4,236            $10,606
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
=========================================================
CONDITION AND RESULTS OF OPERATIONS
===================================

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


LIQUIDITY AND CAPITAL RESOURCES
===============================

During the first six months of 2001, cash used in operations amounted to $58.6 million, as compared to $68.7 million in the same period of 2000. The improvement is primarily attributable to the Company's efforts to reduce inventory levels from their elevated levels at December 31, 2000. This improvement was offset by higher accounts receivable primarily due to an increase in net sales and a reduction in accounts payable.

In connection with inventories and their $47.4 million decrease, this reflects the Company's commitment to its inventory reduction programs, previously discussed, which have resulted from increased sales, reduced production, and where needed, temporarily closing manufacturing facilities. The reductions have effected both the Engine Management and Temperature Control segments. Inventory turnover was 1.9x in 2001 vs. 2.1x in 2000, on a rolling twelve month basis, reflecting the high inventory levels at December 31, 2000, as previously discussed, and should improve as a result of the inventory reduction efforts.

Cash used in investing activities was $9.8 million in the first six months of 2001, as compared to $9.2 million in the same period of 2000. The increase is primarily due to capital expenditures.

Cash provided by financing activities was $63.9 million in the first six months of 2001, as compared to $43.3 million in the same period of 2000. The change is primarily due to the seasonal working capital needs of our Temperature Control segment where accounts receivable levels have increased primarily due to the increase in net sales.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of June 30, 2001, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the six months of 2001, the Company did not repurchase any shares of its common stock. During the first six months of 2000, the Company repurchased approximately 1.1 million shares at a cost of approximately $13.8 million.

On November 30, 1998, the Company entered into a three-year revolving credit facility with eight lending institutions, providing for an $110,000,000 unsecured line of credit. The facility allowed the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option was determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization.

==========================================

With the revolving credit facility set to expire on November 30, 2001, the Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new revolving credit facility. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225,000,000. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's aforementioned existing bank line of credit, the 7.56% senior note of $52 million, a $25 million accounts receivable sale arrangement and the Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable and eligible inventory. Direct borrowings will bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings will be collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

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

INTERIM RESULTS OF OPERATIONS
=============================
COMPARISON OF THE THREE-MONTHS ENDED JUNE 30, 2001 TO THE THREE-MONTHS
=======================================================================
ENDED JUNE 30, 2000
===================

On a consolidated basis, net sales in the second quarter of 2001 were $186.9 million, an increase of $11.8 million, or 6.7%, higher than net sales of $175.1 million in the second quarter of 2000. The increase resulted primarily from sales to new accounts in both the Engine Management and Temperature Control divisions.

Gross margins, as a percentage of net sales, decreased to 26.2% in the second quarter of 2001, from 32.3% in the second quarter of 2000. The overall decrease in gross margins was primarily due to inventory reduction programs. The reduction in gross margins was across all product lines as the Company targets a minimum $40 million inventory reduction during 2001. These changes reflect the impact of underabsorbed overhead costs as a result of cutting production and temporarily closing manufacturing facilities.

Selling, general and administrative expenses decreased by $1.1 million to $40.8 million in the second quarter of 2001, as compared to $41.8 million in the second quarter of 2000. This decrease reflects the focus on the Company's cost reduction efforts with benefits primarily in the marketing and distribution areas.

Operating income decreased by $6.5 million in the second quarter of 2001, as compared to the second quarter of 2000, primarily due to the lower gross margins, as discussed above.

The effective tax rate increased from 30% in the second quarter of 2000 to 32% in the second quarter of 2001, due to a decrease in earnings from the Company's foreign subsidiaries. The 32% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

INTERIM RESULTS OF OPERATIONS
=============================
COMPARISON OF THE SIX-MONTHS ENDED JUNE 30, 2001 TO THE SIX-MONTHS
==================================================================
ENDED JUNE 30, 2000
===================

On a consolidated basis, net sales for the six-month period ended June 30, 2001 were $342.5 million, an increase of $21.1 million, or 6.6%, as compared to the same period in 2000. The increase resulted primarily from sales to new accounts in both the Engine Management and Temperature Control divisions.

Gross margins, as a percentage of net sales, decreased to 27.4% for the six-months ended June 30, 2001 from 32.1% in the same period of 2000. The overall decrease in gross margins was primarily due to inventory reduction programs. The reduction in gross margins was across all product lines as the Company targets a minimum $40 million inventory reduction during 2001. These changes reflect the impact of underabsorbed overhead costs as a result of cutting production and temporarily closing manufacturing facilities.

Selling, general and administrative expenses decreased by $3.7 million to $80.8 million for the six-month period ended June 30, 2001, as compared to $84.5 million in the same period of 2000. This decrease reflects the focus on the Company's cost reduction efforts with benefits primarily in the marketing and distribution areas.

Operating income decreased by $5.7 million for the six-month period ended June 30, 2001, as compared to the same period of 2000, primarily due to the lower gross margins, as discussed above.

Interest expense increased $0.5 million for the six-month period ended June 30, 2001 as compared to the same period in 2000, due to higher average borrowings.

The effective tax rate increased from 30% for the first six-months of 2000 to 32% for the first six-months of 2001, due to a decrease in earnings from the Company's foreign subsidiaries. The 32% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

RECENTLY ISSUED ACCOUNTING STANDARDS
====================================

In May 2000 and April 2001, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", respectively, (the Guidelines"). These Guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. The Guidelines, as amended, are now effective beginning January 1, 2002 and would be applied retroactively for purposes of comparability. The adoption of these guidelines is not expected to have a significant effect on the Company's consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $38,000,000 all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3,504,000 and $1,786,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
==================================================================

As a result of the Company's refinancing agreement during the second quarter 2001, as described in note 4, the Company's percentage of variable rate debt to total debt has increased from 23% at December 31, 2000 to 68% at June 30, 2001.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION
===========================

ITEM 1. LEGAL PROCEEDINGS
=========================

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
=============================================================

(a)      May 17, 2001  Annual Meeting

(b)      Directors Elected    --   Lawrence I. Sills
                                   Arthur D. Davis
                                   Susan F. Davis
                                   William H. Turner
                                   John L. Kelsey
                                   Robert J. Swartz
                                   Marilyn F. Cragin
                                   Arthur S. Sills
                                   Peter J. Sills
                                   Robert M. Gerrity
                                   Kenneth A. Lehman

(c)      Proposals voted upon:

         (1)      Election of Directors:

                                               VOTES FOR      VOTES WITHHELD
                                               =========      ==============
                  Lawrence I. Sills            8,509,789         3,112,976
                  Arthur D. Davis              8,510,006         3,112,759
                  Susan F. Davis               8,508,805         3,113,960
                  William H. Turner            8,511,020         3,111,745
                  John L. Kelsey               8,509,458         3,113,307
                  Robert J. Swartz             8,511,020         3,111,745
                  Marilyn F. Cragin            8,510,018         3,112,747
                  Arthur S. Sills              8,509,839         3,112,926
                  Peter J. Sills               8,508,726         3,114,039
                  Robert M. Gerrity            8,510,020         3,112,745
                  Kenneth A. Lehman            8,510,020         3,112,745



         (2)      Shareholder Proposal Concerning Preferred Share
                  Purchase Rights

                       VOTED FOR       VOTED AGAINST      ABSTAINED
                       =========       =============      =========
                       4,081,687         6,112,534         51,428

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
==========================================


 (a)       EXHIBIT(S)
           ----------

NUMBER     DESCRIPTION                                              METHOD OF FILING
------     -----------                                              ----------------

10.25      The 1994 Omnibus Stock  Option Plan of Standard          Incorporated by reference
           Motor Products, Inc. as amended and restated, is
           filed as Exhibit 4.1 to the Company's Registration
           Statement on Form S-8 (33359524), dated April 25, 2001.


 (b)      REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed for this period.






                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             STANDARD MOTOR PRODUCTS, INC.
                                             -----------------------------
                                                    (Registrant)






AUGUST 14, 2001                              JAMES J. BURKE
---------------                              -----------------------------
  (Date)                                     Vice President Finance,
                                             Chief Financial Officer