Form 10-Q
period 2001-09-30
STANDARD MOTOR PRODUCTS INC
filed 2001-11-14
CIK 93389

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended SEPTEMBER 30, 2001
                                               ------------------

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

           DATE                          CLASS                         SHARES
       OUTSTANDING
                                    COMMON STOCK PAR
     OCTOBER 31, 2001            VALUE $2.00 PER SHARE               12,469,980
     ----------------            ---------------------               ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                               SEPTEMBER 30, 2001




                         PART 1 - FINANCIAL INFORMATION



ITEM 1                                                                  PAGE NO.
------                                                                  --------

CONSOLIDATED BALANCE SHEETS for
September 30, 2001 and December 31, 2000                                   3 & 4

CONSOLIDATED STATEMENTS OF EARNINGS AND
RETAINED EARNINGS for the three-month and nine-month
periods ended SEPTEMBER 30, 2001 and 2000                                      5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
nine-month periods ended September 30, 2001 and 2000                           6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7 - 11

ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                      12 - 15

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    15


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1
------

Legal Proceedings                                                             16

ITEM 6
------

Exhibits and Reports on Form 8-K                                              16

Signature                                                                     16



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS



                                                      September 30, December 31,
                                                          2001         2000
--------------------------------------------------------------------------------
                                                       (Unaudited)

Current assets:
      Cash and cash equivalents                              $ 11,814   $  7,699
      Accounts and notes receivable, net of
      allowance for doubtful accounts and
      discounts of $4,939 (2000 - $4,577) (Notes 4 and 6)     180,740    106,261
      Inventories (Notes 2 and 4)                             177,187    234,257
      Deferred income taxes                                    12,466     12,482
      Prepaid expenses and other current assets                16,442     12,060
                                                             --------   --------

              Total current assets                            398,649    372,759
                                                             --------   --------

Property, plant and equipment, net of
      accumulated depreciation (Notes 3 and 4)                104,028    104,536

Goodwill, net                                                  38,955     40,685
Other assets                                                   37,125     31,416
                                                             --------   --------

              Total assets                                   $578,757   $549,396
                                                             ========   ========












See accompanying notes to consolidated financial statements.





                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                September 30,   December 31,
                                                                                   2001            2000
-------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)

Current liabilites:
      Notes payable (Note 4)                                                      $   4,577    $  38,930
      Current portion of long-term debt (Note 5)                                      1,827       13,643
      Accounts payable                                                               36,435       56,612
      Sundry payables and accrued expenses                                           47,294       49,671
      Accrued customer returns                                                       25,404       17,693
      Payroll and commissions                                                        11,552        8,119
                                                                                  ---------    ---------


              Total current liabilites                                              127,089      184,668
                                                                                  ---------    ---------

Long-term debt (Notes 5 and 7)                                                      237,392      150,018

Postretirement benefits other than pensions
      and other accrued liabilities                                                  21,869       20,405
                                                                                  ---------    ---------



              Total liabilities                                                     386,350      355,091
                                                                                  ---------    ---------



Commitments and contingencies (Notes 4, 5, 7, 9, 11 and 13)

Stockholders' equity (Notes 5, 7, 8, 9, 10 and 11):
      Common stock - par value $2.00 per share
              Authorized - 30,000,000 shares Issued - 13,324,476 shares in 2001 and 2000 (including 1,529,496 and 1,629,297 shares held as treasury shares in 2001 and
              2000, respectively)                                                    26,649       26,649
      Capital in excess of par value                                                  1,994        2,541
      Retained earnings                                                             190,923      190,253
      Accumulated other comprehensive loss                                           (4,077)        (591)
                                                                                  ---------    ---------
                                                                                    215,489      218,852

      Less: treasury stock - at cost                                                 23,082       24,547
                                                                                  ---------    ---------

              Total stockholders' equity                                            192,407      194,305
                                                                                  ---------    ---------

              Total liabilities and stockholders' equity                          $ 578,757    $ 549,396
                                                                                  =========    =========







See accompanying notes to consolidated financial statements.







                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)



                                                                For Three-Months Ended          For Nine-Months Ended
                                                                     September 30,                  September 30,
                                                               2001           2000           2001            2000
                                                           ------------   ------------   ------------    -------------

Net sales                                                  $    163,670   $    166,065   $    506,126    $    487,382

Cost of sales                                                   113,477        114,905        362,056         332,964
                                                           ------------   ------------   ------------    ------------

     Gross profit                                                50,193         51,160        144,070         154,418

Selling, general and administrative expenses                     40,729         39,467        121,503         123,938
                                                           ------------   ------------   ------------    ------------

     Operating income                                             9,464         11,693         22,567          30,480

Other income - net                                                  819            190          1,119             663

Interest expense                                                  4,795          4,959         13,962          13,613
                                                           ------------   ------------   ------------    ------------

     Earnings before taxes and extraordinary item                 5,488          6,924          9,724          17,530

Income taxes                                                      1,740          2,066          3,082           5,251
                                                           ------------   ------------   ------------    ------------

     Earnings before extraordinary item                           3,748          4,858          6,642          12,279

Extraordinary loss on early extinguishment of debt,
      net of tax benefits of $975 and $364, respectively           --             --           (2,797)           (501)
                                                           ------------   ------------   ------------    ------------

     Net earnings                                                 3,748          4,858          3,845          11,778

Retained earnings at beginning of period                        188,239        189,550        190,253         184,848
                                                           ------------   ------------   ------------    ------------

                                                                191,987        194,408        194,098         196,626

Less: cash dividends for period                                   1,064          1,053          3,175           3,271
                                                           ------------   ------------   ------------    ------------

Retained earnings at end of period                         $    190,923   $    193,355   $    190,923    $    193,355
                                                           ============   ============   ============    ============

PER SHARE DATA:

Net earnings per common share - basic:
     Earnings per share before extraordinary item          $       0.32   $       0.41   $       0.56    $       1.02
     Extraordinary loss on early extinguishment of debt            --             --            (0.23)          (0.04)
                                                           ------------   ------------   ------------    ------------
     Net earnings per common share - basic                 $       0.32   $       0.41   $       0.33    $       0.98
                                                           ============   ============   ============    ============

Net earnings per common share - diluted:
     Earnings per share before extraordinary item          $       0.32   $       0.40   $       0.56    $       1.02
     Extraordinary loss on early extinguishment of debt            --             --            (0.23)          (0.04)
                                                           ------------   ------------   ------------    ------------
     Net earnings per common share - diluted               $       0.32   $       0.40   $       0.33    $       0.98
                                                           ============   ============   ============    ============


Average number of common shares                              11,797,961     11,697,788     11,764,870      12,013,886
                                                           ============   ============   ============    ============

Average number of common and dilutive shares                 11,893,848     14,493,788     11,816,646      12,062,000
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




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   For the Nine-Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                      2001         2000
                                                                   --------    ----------

   Cash flows from operating activities:
   Net earnings                                                  $   3,845    $  11,778
   Adjustments to reconcile net earnings to
         net cash used in operating activities:
     Depreciation and amortization                                  14,072       14,203
     Equity income from joint ventures                                (569)        (661)
     Employee Stock Ownership Plan Allocation                          534          923
     Extraordinary Loss on repayment of debt                         3,772          865

   Change in assets and liabilities,
        net of effects from acquisitions:
     Increase in accounts receivable, net                          (49,479)     (42,142)
     Decrease (Increase) in inventories                             57,070      (30,289)
     Increase in other current assets                               (4,203)      (1,206)
    (Increase) Decrease  in other assets                            (8,741)       2,206
    (Decrease) Increase in accounts payable                        (20,177)       8,148
     Decrease in sundry payables and accrued expenses               (4,477)     (11,226)
      Increase in other liabilities                                 12,645        7,587
                                                                 ---------    ---------

     Net cash provided by (used in) operating activities             4,292      (39,814)
                                                                 ---------    ---------

 Cash flows from investing activities:
     Capital expenditures, net of effects from acquisitions        (11,125)     (11,679)
     Payments for acquisitions, net of cash acquired                (1,069)      (1,499)
     Proceeds from the sale of property, plant & equipment            --            657
                                                                 ---------    ---------

     Net cash used in investing activities                         (12,194)     (12,521)
                                                                 ---------    ---------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                110,647       62,568
     Principal payments and retirement of other long-term debt     (94,442)     (27,752)
     Dividends paid                                                 (3,175)      (3,271)
     Purchase of treasury stock                                       --        (14,345)
     Proceeds from exercise of employee stock options                  206         --
                                                                 ---------    ---------

    Net cash provided by financing activities                       13,236       17,200
                                                                 ---------    ---------

 Effect of exchange rate changes on cash                            (1,219)         470
                                                                 ---------    ---------

 Net increase (decrease) in cash                                     4,115      (34,665)

 Cash and cash equivalents at beginning of the period                7,699       40,380
                                                                 ---------    ---------

 Cash and cash equivalents at end of the period                  $  11,814    $   5,715
                                                                 =========    =========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                    $  15,243    $  14,414
                                                                 =========    =========
     Income taxes                                                $   2,025    $   1,369
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

In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "other comprehensive income". Payment or receipts on interest rate swap agreements are recorded in the "interest expense" caption in the statement of earnings. The adoption of these pronouncements on January 1, 2001 has not had a material effect on the Company's consolidated financial statements taken as a whole.

NOTE 2
                                   INVENTORIES
                             (Dollars in Thousands)


                                    September 30, 2001         December 31, 2000
                                           (unaudited)
   Finished Goods                             $137,659                  $165,381
   Work in Process                               4,404                     3,552
   Raw Materials                                35,124                    65,324
                                                ------                    ------

   Total inventories                          $177,187                  $234,257
                                              ========                  ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3
                         PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)

                                                    September 30,   December 31,
                                                        2001            2000
                                                     (unaudited)
                                                    ---------------  -----------
   Land, buildings and improvements                      $60,840        $60,345
   Machinery and equipment                               106,355        101,538
   Tools, dies and auxiliary equipment                    16,176         12,035
   Furniture and fixtures                                 31,953         32,345
   Leasehold improvements                                  7,480          7,475
   Construction in progress                               14,312         12,328
                                                          ------         ------
                                                         237,116        226,066
   Less: accumulated depreciation and amortization       133,088        121,530
                                                         -------        -------
   Total property, plant and equipment - net            $104,028       $104,536
                                                        ========       ========


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


NOTE 5
                                 LONG-TERM DEBT
                             (Dollars in thousands)

                                              September 30,       December 31,
                                                  2001               2000
                                              (unaudited)
                                              ---------------    --------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures           $ 90,000          $ 90,000
Revolving credit facility                            145,000                 -
7.56% senior note payable                                  -            62,571
Canadian Credit Facility                                   -             5,335
Other                                                  4,219             5,755
                                              ---------------    --------------
                                                     239,219           163,661
Less: current portion                                  1,827            13,643
                                              ---------------    --------------
Total non-current portion of
Long-term debt:                                     $237,392         $ 150,018
                                              ===============    ==============

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 7

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

In July 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively convert a portion of the Company's variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At September 30, 2001, the Company had two outstanding interest rate swap agreements maturing in January 2003 and 2004, with aggregate notional principal amounts of $75 million. Under these agreements the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million. The fair values of the interest rate swaps are the amounts at which they could be settled based on estimates of market rates.


NOTE 8

Total comprehensive income was $466,000 and $4,644,000 for the three-month periods ended September 30, 2001 and 2000, respectively, and $359,000 and $11,517,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

NOTE 9

During the nine-month period ended September 30, 2001, 26,204 stock options were exercised. At September 30, 2001, in aggregate 1,348,950 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 1,059,204 shares were subject to outstanding options. 702,895 shares of these outstanding options were vested at September 30, 2001.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share:

                                              For Three-Months Ended           For Nine-Months Ended
                                                   September 30,                   September 30,
                                              ----------------------           ----------------------
                                                2001             2000           2001           2000
                                                ----             ----           ----           ----

Earnings before extraordinary item          $  3,748,000   $  4,858,000   $  6,642,000    $ 12,279,000
   Extraordinary item                               --             --       (2,797,000)       (501,000)
                                            ------------   ------------   ------------    ------------
Earnings available to common stockholders      3,748,000      4,858,000      3,845,000      11,778,000
Effect of convertible debentures                    --          911,250           --              --
                                            ------------   ------------   ------------    ------------
   Net earnings available to common
   stockholders assuming                    $  3,748,000   $  5,769,250   $  3,845,000    $ 11,778,000
dilution
                                            ============   ============   ============    ============

Weighted average common shares                11,797,961     11,697,788     11,764,870      12,013,886
Effect of convertible debentures                    --        2,796,000           --              --
Effect of stock options                           95,887                        51,776         48,114
                                            ------------   ------------   ------------    ------------
   Weighted average common
   equivalent shares
outstanding                                   11,893,848     14,493,788     11,816,646      12,062,000
   assuming  dilution
                                            ============   ============   ============    ============

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                   For Three-Months Ended  For Nine-Months Ended
                                         September 30,         September 30,
                                  ------------------------ ---------------------
                                  2001         2000          2001        2000
                                  ----         ----          ----        ----

Stock options                     640,074    1,223,075      768,229      808,575
Convertible debentures          2,796,000         --      2,796,000    2,796,000
                                =========    =========    =========    =========


NOTE 11

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

NOTE 12

The Company's two reportable operating segments are Engine Management and Temperature Control.


                                           Industry Segment
                                        (Dollars in thousands)
                                   For three-months ended September 30,
                          ------------------------------------------------------
                                      2001                      2000
                          ------------------------------------------------------
                                           OPERATING                  OPERATING
                            NET SALES       INCOME        NET SALES     INCOME
Engine Management            $76,633        $8,669        $72,875       $9,223
Temperature Control           77,491         4,107         82,782        5,223
All Other                      9,546       (3,312)         10,408      (2,753)
                          -----------     ---------     ----------     --------
Consolidated                $163,670        $9,464       $166,065      $11,693
                          ===========     =========     ==========     ========

                                                  Industry Segment
                                               (Dollars in thousands)
                                         For nine-months ended September 30,
                               -------------------------------------------------
                                        2001                    2000
                               -------------------------------------------------
                                            OPERATING                  OPERATING
                               NET SALES     INCOME       NET SALES     INCOME
Engine Management              $229,141     $ 21,008      $218,897     $ 26,797
Temperature Control             247,508       10,250       235,775       16,130
All Other                        29,477       (8,691)       32,710      (12,447)
                               --------     --------      --------     --------
Consolidated                   $506,126     $ 22,567      $487,382     $ 30,480
                               ========     ========      ========     ========




All other consists of items pertaining to European and Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The following table reconciles the measure of profit used in the previous disclosure to the Company's consolidated Earnings before taxes and extraordinary item:

                                          For Three-Months     For Nine-Months
                                              Ended                Ended
                                          September 30,          September 30,
                                        ----------------------------------------
                                         2001       2000       2001       2000
                                         ----       ----       ----       ----

Operating income                        $ 9,464    $11,693    $22,567    $30,480
Other income (expense) - net                819        190      1,119        663
Interest expense                          4,795      4,959     13,962     13,613
                                        -------    -------    -------    -------

      Earnings before taxes
      and extraordinary item            $ 5,488    $ 6,924    $ 9,724    $17,530
                                        =======    =======    =======    =======


NOTE 13

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


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, cash provided by operations amounted to $4.3 million, as compared to cash used in operations of $39.8 million in the same period of 2000. The improvement is primarily attributable to the Company's efforts to reduce inventory levels from their elevated levels at December 31, 2000. This improvement was offset by higher accounts receivable primarily due to an increase in net sales and a reduction in accounts payable.

In connection with inventories and their $57.1 million decrease, this reflects the Company's commitment to its inventory reduction programs, previously discussed, which have resulted from increased sales, reduced production, and where needed, temporarily closing manufacturing facilities. The reductions have effected both the Engine Management and Temperature Control segments. Inventory turnover was 2.0x in 2001 vs. 1.9x in 2000, on a rolling twelve-month basis, reflecting the high inventory levels at December 31, 2000, as previously discussed, and should improve as a result of the inventory reduction efforts.

Cash used in investing activities was $12.2 million in the first nine months of 2001, as compared to $12.5 million in the same period of 2000. The decrease is primarily due to a reduction in capital expenditures and acquisitions.

Cash provided by financing activities was $13.2 million in the first nine months of 2001, as compared to $17.2 million in the same period of 2000. The change is primarily due to the seasonal working capital needs of our Temperature Control segment where accounts receivable levels have increased primarily due to the increase in net sales.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of September 30, 2001, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the nine months of 2001, the Company did not repurchase any shares of its common stock. During the first nine months of 2000, the Company repurchased approximately 1.1 million shares at a cost of approximately $14.3 million.

On November 30, 1998, the Company entered into a three-year revolving credit facility with eight lending institutions, providing for a $110 million unsecured line of credit. The facility allowed the Company to select from two interest rate options, one based on a spread over the prime rate and the other based on a spread over LIBOR. The spread above each interest rate option was determined by the Company's ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization.

With the revolving credit facility set to expire on November 30, 2001, the Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new revolving credit facility. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's aforementioned existing bank line of credit, the 7.56% senior note of $52 million, a $25 million accounts receivable sale arrangement and the Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable and eligible inventory. Direct borrowings will bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings will be collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

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

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

On a consolidated basis, net sales in the third quarter of 2001 were $163.7 million, slightly lower than net sales of $166.1 million in the third quarter of 2000.

Gross margins, as a percentage of net sales, decreased slightly to 30.7% in the third quarter of 2001, from 30.8% in the third quarter of 2000. The overall decrease in gross margins was primarily due to inventory reduction programs. The reduction in gross margins was across all product lines as the Company targets a minimum $50 million inventory reduction during 2001. These changes reflect the impact of underabsorbed overhead costs as a result of cutting production and temporarily closing manufacturing facilities.

Selling, general and administrative expenses increased by $1.2 million to $40.7 million in the third quarter of 2001, as compared to $39.5 million in the third quarter of 2000. This increase is primarily due to new customer acquisition costs.

Operating income decreased by $2.2 million in the third quarter of 2001, as compared to the third quarter of 2000, primarily due to the lower net sales, lower gross margins and higher customer acquisition costs, as discussed above.

The effective tax rate increased from 30% in the third quarter of 2000 to 32% in the third quarter of 2001, due to a decrease in earnings from the Company's foreign subsidiaries. The 32% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE NINE-MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

On a consolidated basis, net sales for the nine-month period ended September 30, 2001 were $506.1 million, an increase of $18.7 million, or 3.8%, higher than net sales of $487.4 million in the same period in 2000. The increase resulted primarily from sales to new accounts in both the Engine Management and Temperature Control divisions.

Gross margins, as a percentage of net sales, decreased to 28.5% for the nine-months ended September 30, 2001 from 31.7% in the same period of 2000. The overall decrease in gross margins was primarily due to inventory reduction programs. The reduction in gross margins was across all product lines as the Company targets a minimum $50 million inventory reduction during 2001. These changes reflect the impact of underabsorbed overhead costs as a result of cutting production and temporarily closing manufacturing facilities.

Selling, general and administrative expenses decreased by $2.4 million to $121.5 million for the nine-month period ended September 30, 2001, as compared to $123.9 million in the same period of 2000. This decrease reflects the focus on the Company's cost reduction efforts with benefits primarily in the marketing and distribution areas.

Operating income decreased by $7.9 million for the nine-month period ended September 30, 2001, as compared to the same period of 2000, primarily due to the lower gross margins and higher customer acquisition costs, as discussed above.

Interest expense increased slightly by $0.3 million for the nine-month period ended September 30, 2001 as compared to the same period in 2000, due to higher average borrowings.

The effective tax rate increased from 30% for the first nine-months of 2000 to 32% for the first nine-months of 2001, due to a decrease in earnings from the Company's foreign subsidiaries. The 32% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

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

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $38 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.5 million and $2.7 million for the year ended December 31, 2000 and for the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily related to foreign exchange and interest rates. These exposures are actively monitored by management. It is the Company's policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its debt portfolio. To manage a portion of its exposure to interest rate changes, the Company has entered into interest rate swap agreements, as further described in Note 7.

As a result of the Company's refinancing agreement during the second quarter 2001, as described in note 4, the Company's percentage of variable rate debt to total debt has increased from 23% at December 31, 2000 to 62% at September 30, 2001.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



 (a)      EXHIBIT(S)
          ----------

NUMBER     DESCRIPTION                                      METHOD OF FILING

10.25      The 1994 Omnibus Stock                      Incorporated by reference
           Option Plan of Standard Motor Products,
           Inc. as amended and restated, is filed as
           Exhibit 4.1 to the Company's Registration
           Statement on Form S-8 (33359524),
           dated April 25, 2001.


 (b)      REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed for this period.






                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                STANDARD MOTOR PRODUCTS, INC.
                                                -----------------------------
                                                         (Registrant)






NOVEMBER 14, 2001                                 JAMES J. BURKE
-----------------                                 --------------------------
  (Date)                                          Vice President Finance,
                                                     Chief Financial Officer