Form 10-K/A
period 2000-12-31
STANDARD MOTOR PRODUCTS INC
filed 2001-11-30
CIK 93389

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended           DECEMBER 31, 2000
                         -------------------------------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 1-4743
                                                 --------

                          STANDARD MOTOR PRODUCTS, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

        NEW YORK                                              11-1362020
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                  11101
--------------------------------------------               -------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (718) 392-0200
                                                     ------------------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   ------------------------------------------

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

                                EXPLANATORY NOTE


The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2000, is solely to correct a typographical error in the date of the Independent Auditor's Report. In the original filing, the date on the report was stated as February 23, 2000. The correct date is February 23, 2001. The Independent Auditor's Report is reprinted in full and, except for the change in the date, is identical to the Independent Auditor's Report, as originally filed.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Stockholders of
Standard Motor Products, Inc.

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



                                                                  KPMG LLP

New York, New York
February 23, 2001,
except as to the second and third paragraphs of note 7 which are as of March 14, 2001

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  STANDARD MOTOR PRODUCTS, INC.
                                                  -----------------------------
                                                         (Registrant)





NOVEMBER 29, 2001                                          JAMES J. BURKE
-----------------                                        --------------------
  (Date)                                                 Vice President Finance,
                                                         Chief Financial Officer