Form 10-K
period 2001-12-31
STANDARD MOTOR PRODUCTS INC
filed 2002-04-01
CIK 93389

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
     ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        NEW YORK                                                 11-1362020
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                     11101
--------------------------------------------                  -------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (718) 392-0200
                                                     ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 --------------------------------------------
   Common stock                              New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:       NONE


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on February 28, 2002 of $13.56 per share held by non-affiliates of the registrant was $95,325,336. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on February 28, 2002 there were 12,501,818 shares outstanding of the Registrant's Common Stock.


================================================================================

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, also known collectively, as the Reform Act. Some, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our expected future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include those discussed below and those discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Standard Motor Products, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.


ITEM 1.  BUSINESS

(A)   GENERAL DEVELOPMENT OF BUSINESS

      Standard Motor Products (referred to herein as the "Company", "SMP" or "we") manufactures and distributes replacement parts for motor vehicles (automotive aftermarket industry). The Company is organized into two principal segments, each focused on a specific type of replacement part. The Engine Management Division consists primarily of ignition and emission parts, on-board computers, ignition wires, battery cables and fuel system parts. The Temperature Control Division consists primarily of air conditioning compressors, other air conditioning parts and heater parts. The Company sells its products primarily to warehouse distributors and large auto parts retail chains. SMP's customers consist of most of the top warehouse distributors and most of the leading auto parts retail chains, including Advance Auto Parts, AutoZone, Carquest and NAPA Auto Parts. The Company distributes parts under its own brand names, such as Standard, Blue Streak and Four Seasons, and also under private labels for key customers. In addition to its two principal operating segments, effective with the beginning of fiscal 2000, the Company considers its European Operations to be a separate operating segment along with its Canadian operations. Both the European and Canadian operations consist of Engine Management and Temperature Control related activities.

(B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The table below shows the Company's sales by operating segment and by major product group within each segment. The Company's two reportable operating segments are Engine Management and Temperature Control.

                                              YEARS ENDED DECEMBER 31,
                                               (Dollars in thousands)
                                         2001                       2000                          1999
                                 ---------------------    --------------------------    -------------------------
                                              % of                         % of                         % of
                                  AMOUNT     TOTAL          AMOUNT        TOTAL           AMOUNT        TOTAL
                                  ------     -----          ------        -----           ------        -----
ENGINE MANAGEMENT:
    Ignition & Emission Parts     $226,699      37.3%        $226,297         37.5%        $218,221        33.3%
    Wires and Cables                60,869      10.0%          61,405         10.1%          61,275         9.4%
    Fuel System Parts                8,380       1.3%           9,684          1.6%          12,265         1.9%
                                     -----       ----           -----          ----          ------         ----
TOTAL ENGINE MANAGEMENT            295,948      48.6%         297,386         49.2%         291,761        44.6%
                                   -------      -----         -------         -----         -------        -----

TEMPERATURE CONTROL:
   Compressors                     120,990      19.9%         122,113         20.2%         141,657        21.7%
   Other Air Conditioning Parts    141,562      23.3%         130,579         21.6%         171,156        26.2%
   Heating Parts                    13,349       2.2%          12,012          2.0%           8,677         1.2%
                                    ------       ----          ------          ----           -----         ----
TOTAL TEMPERATURE CONTROL          275,901      45.4%         264,704         43.8%         321,490        49.1%
                                   -------      -----         -------         -----         -------        -----
All Other                           36,224       6.0%          41,919          7.0%          41,031         6.3%
                                    ------       ----          ------          ----          ------         ----
TOTAL                             $608,073     100.0%        $604,009        100.0%        $654,282       100.0%
                                  ========     ======        ========        ======        ========       ======


      The table below shows the Company's operating profit and identifiable assets by reportable operating segment.

                                            YEARS ENDED DECEMBER 31,
                                             (Dollars in thousands)

                                         2001                       2000                          1999
                                 ---------------------    --------------------------    -------------------------
                                 Operating  Identifiable    Operating  Identifiable       Operating  Identifiable
                                    PROFIT     ASSETS          PROFIT        ASSETS          PROFIT       ASSETS
                                    ------     ------          ------        ------          ------       ------
Engine Management                 $ 26,415   $233,564        $ 37,964     $ 265,336        $ 26,104    $ 253,346
Temperature Control Systems          3,616    182,083          11,537       224,410          17,289      212,026
All Other                         (14,488)     93,782        (18,837)        59,650        (13,849)       90,649
                                  --------     ------        --------        ------        --------       ------
TOTAL                             $ 15,543   $509,429        $ 30,664     $ 549,396        $ 29,544    $ 556,021
                                  ========   ========        ========     =========        ========    =========


      "All Other" consists of items pertaining to the corporate headquarters function, as well as the Canadian and European business units that do not meet the criteria of a reportable operating segment.

(C)   NARRATIVE DESCRIPTION OF BUSINESS

      THE AUTOMOTIVE AFTERMARKET

      A large, diverse number of manufacturers varying in product specialization and size make up the automotive aftermarket industry. In addition to manufacturing, aftermarket companies also allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. The automotive aftermarket differs substantially from the original equipment manufacturer supply business. Aftermarket manufacturers must be efficient producers of small run lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road. While sales of original equipment manufacturer suppliers are tied closely to the North American production volumes of the "Big Three" automakers, aftermarket manufacturers tend to follow different trends (such as average vehicle age, increased pricing of new cars, total miles driven per year, environmental laws becoming more stringent and the quality of new cars and their related warranties).

      The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of the original equipment vehicle manufacturers.

      ENGINE MANAGEMENT DIVISION

      In the Company's Engine Management Division, replacement parts for automotive ignition and emission control systems account for about 37% of the Company's 2001 revenues. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors and EGR valves. The Company is a basic manufacturer of many of the ignition parts it markets and continues to look at ways at increasing the number of parts it manufactures, versus purchasing. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and imports, including passenger cars and light trucks. The products also cover certain off-road and marine applications.

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

      Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. The Company is a leader in the manufacture and sale of these engine management component parts, including remanufactured automotive computers. The shift from the traditional breaker-point ignition systems to electronic ignition systems started approximately 25 years ago. The shift was a response to pressures from the government and environmental groups to reduce national fuel consumption and the level of pollutants from auto exhaust. Electronic ignition systems enable the engine to improve fuel efficiency and reduce this level of hazardous fumes in exhaust gases. In 2001, electronic control modules and electronic voltage regulators comprised approximately 10% of the Company's total ignition and emission sales.

      In 1992 the Company entered into a 50/50 joint venture, Blue Streak Electronics, Inc., in Canada to rebuild automotive engine management computers and mass air flow ("MAF") sensors. This joint ventures volume is sold primarily to SMP and has positioned the Company as a key supplier in the rapidly growing remanufactured electronics markets. In 1994, the Company vastly increased its offering of remanufactured computers and instituted a program to offer slower-moving items by overnight shipment from its factory. This has enabled the Company's customers to expand their coverage without increasing inventory investment. The joint venture has further expanded its product range to include temperature control computers, anti-lock brake system computers and air bag computers. In 1997 the joint venture launched an operation in Europe to serve that market and an operation in Florida to better serve the United States market in slow-moving items. In January 1999, Blue Streak Europe acquired Injection Correction UK LTD and in September 2001, it also acquired TRW Inc's electronic control unit remanufacturing division also located in the United Kingdom.

      The Company divides its electronic operations between product design and highly automated manufacturing operations in Orlando, Florida, and assembly operations, which are performed in assembly plants in Orlando and Hong Kong.

      The Company's sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems. Stricter government emission laws are being implemented in various parts of the United States. Specifically, the most significant law is 1990's Federal Clean Air Act. The I/M 240 section of the Clean Air Act imposes strict emission control test standards on existing as well as new vehicles, by means of a dynamometer test. The law is widely expected to be gradually implemented throughout the United States. In the future, we expect these new laws to have a positive impact on sales of our ignition and emission controls parts. However, the timing of such impact will depend on how quickly government agencies implement these new procedures at state levels. Vehicles failing these new, more stringent tests have required repairs utilizing parts sold by the Company. In 2001, oxygen sensors comprised approximately 8% of total ignition and emission parts sales.

      Wire and cable parts account for about 10% of the Company's 2001 revenues. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

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

      TEMPERATURE CONTROL DIVISION

      The Company manufactures, re-manufactures, and markets a broad line of replacement parts for automotive temperature control systems (air conditioning and heating), primarily under the brand names of Four Seasons, Everco, Factory Air, Trumark, NAPA and Carquest. The major product groups sold by this division are compressors, other air conditioning parts including small motors, fan clutches, dryers, evaporators, accumulators and hoses, and heating parts, including heater cores and valves. Total Temperature Control sales account for approximately 45% of the Company's 2001 revenues.

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

      The Company has a direct sales force which generates demand for its products by directing the major portion of its sales effort to its customers' customers (i.e. jobbers and professional mechanics). The Company conducts instructional clinics, which teach mechanics how to diagnose and repair complex systems related to its products. It also publishes and sells related service manuals and video cassettes and provides a free technical information bulletin service to registered mechanics. The Company's Standard Plus Club, a professional service dealer network comprising approximately 7,800 members, offers technical and business development support and has a technical service telephone hotline which provides diagnostics and installation support.

      In connection with the Company's sales activities, the Company offers several types of discounts and or allowances. The Company believes these discounts and allowances are common practice throughout the automotive aftermarket industry. First, the Company offers cash discounts for paying invoices in accordance with the discounted terms of the invoice. Secondly, the Company offers pricing discounts based on volume and different product lines purchased from the Company. Supplementally, certain rebates and discounts are provided to customers as advertising and sales force allowances. In addition to the aforementioned discounts and rebates, allowances for warranty and overstock returns are provided.

      CUSTOMERS

      The Company's customer base is comprised largely of warehouse distributors, jobber outlets, retailers, other manufacturers and export customers. In addition to serving our traditional customer base, we have expanded into the retail market by commencing sales to large retail chains.

      Members of one marketing group represent the Company's largest group of customers and accounted for approximately 14%, 15% and 14% of consolidated net sales for the years ended December 31, 2001, 2000 and 1999, respectively. One individual member of this marketing group accounted for 10%, 9% and 9% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's five largest individual customers, including members of this marketing group, accounted for 42%, 33% and 35% of net sales in 2001, 2000 and 1999, respectively.

      The loss of one or more of these customers could have a material adverse impact on the Company's business, financial condition and results of operations.

      SEASONALITY

      Historically, the Company's operating results have fluctuated by quarter, with the greatest sales and earnings occurring in the second and third quarters of the year. It is in these quarters that demand for the Company's products is typically the highest, specifically the Temperature Control business.

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

      The pre-selling program primarily consists of two types of incentives and relates to orders placed in the months of January through May. Customers are offered a choice of an "off-invoice" discount or "dating terms" that are established whereby longer payment terms are offered on a monthly basis.

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

      In late 1997, we adopted Economic Value Added (EVA (R)) as our primary financial measurement for evaluating investments and for determining incentive compensation. EVA is equal to net operating profits after economic taxes, less a charge for capital invested in the Company. The charge for invested capital is equal to the product of the total capital invested in the Company and the weighted average cost of capital for the Company's target blend of debt and equity. The Company has consistently assumed a 12% cost of capital. The Company's management places emphasis on improving our financial performance, achieving operating efficiencies and improving asset utilization.

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

      In 1990 the Company adopted the "just-in-time" cellular manufacturing concept as a major program to lower costs and improve efficiency. The main thrust of cellular manufacturing is the reduction of work-in-process and finished goods inventory, and its implementation reduces the inefficient operations that burden many manufacturing processes. To date, the Company has substantially implemented the just-in-time manufacturing program at the majority of its manufacturing facilities. The Company has also initiated lean manufacturing techniques and in 2002 is evaluating Six Sigma training with the assistance from General Electric.

      In 2000 the Company started working on implementing a fully integrated enterprise resource planning (ERP) system. The implementation is expected to be fully completed in 2003. At that time, the system will encompass all aspects of the supply chain, including procurement, manufacturing, sales, distribution and finance, at all of the Company's facilities. It will also serve as the foundation upon which the Company can facilitate its E-commerce strategy.

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

      EMPLOYEES

      The Company employs approximately 3,300 people in the United States, Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 2,200 are production employees. In addition, the Company has joint venture operations in Canada, England and France. The Company operates primarily in non-union facilities and has binding labor agreements with the workers at its two unionized facilities. Edwardsville, Kansas production employees of approximately 150, are covered by a United Auto Workers contract that expires April 1, 2003. Long Island City, New York production employees of approximately 100, are under a contract that expires October 2, 2004. The Company believes that its facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers.

(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      SALES

      The Company sells its line of products primarily in the United States, with additional sales through Canada, Latin America, Europe and the Middle East. The Company's sales are substantially denominated in dollars. The table below shows the sales by geographic area for the last three years:

                                   (U.S. DOLLARS IN THOUSANDS)


                                            Revenues
                        ------------------------------------------------
                                  2001             2000            1999
                                  ----             ----            ----
 United States               $ 532,922         $524,747       $ 578,549
 Canada                         27,632           26,553          27,331
 Other Foreign                  47,519           52,709          48,402
                        ------------------------------------------------
 Total                       $ 608,073         $604,009       $ 654,282
                        ================================================


       Export sales originating from the United States for the years ended December 31, 2001, 2000 and 1999 were $14.1 million, $13.5 million, and $11.8 million, respectively, and have been included in the category, Other Foreign.


                                       Long-Lived Assets
                        ------------------------------------------------
                                  2001            2000             1999
                                  ----            ----             ----
 United States                $118,455       $ 122,825         $125,766
 Canada                          2,829           3,511            3,897
 Other Foreign                  18,402          18,885           18,534
                        ------------------------------------------------
 Total                       $ 139,686       $ 145,221         $148,197
                        ================================================

ITEM 2.        PROPERTIES

The Company maintains its executive offices and a manufacturing plant at 37-18 Northern Boulevard, Long Island City, NY.

The table below describes the Company's principal physical properties. (For information with respect to rentals, see note 17 of Notes to Consolidated Financial Statements).




                                                                                                         OWNED OR
                             STATE OR                                                                    LEASE
  LOCATION                   COUNTRY         PRINCIPAL BUSINESS ACTIVITY                    SQUARE FEET  EXP. DATE
  --------                   -------         ---------------------------                    -----------  ---------

  Corona                     CA              Manufacturing and Distribution                   78,200        2008
                                                (Temperature Control)
  Ontario                    CA              Vacated-subleased                                250,200       2003
  Orlando                    FL              Manufacturing (Ignition)                         50,600        2006
  Cumming                    GA              Manufacturing (Temperature Control)              47,000        2007
  Cumming                    GA              Distribution (Temperature Control)               30,000        2007
  Elk Grove Village          IL              Manufacturing (Temperature Control)              25,080        2002
  Bensenville                IL              Vacated-subleased                                14,000        2002
  Edwardsville               KS              Manufacturing and Distribution (Wire)            355,000       Owned
  Wilson                     NC              Manufacturing (Ignition)                         31,500        2008
  Reno                       NV              Distribution (Ignition)                          67,000        Owned
  Long Island City           NY              Administration and                               318,000       Owned
                                                Manufacturing (Ignition)
  Lewisville                 TX              Administration and Distribution                  415,000       2009
                                                (Temperature Control)
  Fort Worth                 TX              Manufacturing & Distribution (Temperature        204,000       Owned
                                             Control)
  Fort Worth                 TX              Manufacturing and Distribution                   103,000       2004
                                             (Temperature Control)
  Grapevine                  TX              Manufacturing (Temperature Control)              180,000       Owned
  Grapevine                  TX              Storage                                          83,125        2004
  Irving                     TX              Training Center                                  13,400        2004
  Disputanta                 VA              Distribution (Ignition)                          411,000       Owned
  Rural Retreat              VA              Vacated-subleased                                72,400        2003
  Fajardo                    PR              Manufacturing (Ignition)                         114,000       2007
  Mississauga                CANADA          Administration and Distribution                  128,400       2006
                                                 (Ignition, Wire, Temperature Control)
  St. Thomas                 CANADA          Manufacturing (Temperature Control)              40,000        Owned
  Strasbourg                 FRANCE          Administration and Distribution                  16,146        2003
                                             (Temperature Control)
  Hong Kong                  HK              Manufacturing (Ignition)                         21,534        2003
  Reynosa                    MEXICO          Manufacturing (Wire)                             62,500        2004
  Nottingham                 ENGLAND         Administration and Distribution                  29,000        Owned
                                                (Ignition and Wire)
  Nottingham                 ENGLAND         Manufacturing (Ignition and Wire)                46,777        Owned
  Nottingham                 ENGLAND         Manufacturing (Ignition)                         10,000        2012
  Sunbury @ Thames           ENGLAND         Distribution (Ignition and Temperature           28,095        2007
                                             Control)
  Massa                      ITALY           Administration and Distribution                  13,100        2004
                                             (Temperature Control)

ITEM 3.       LEGAL PROCEEDINGS

On January 28, 2000, a former significant customer of the Company currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $0.5 million (formerly $19.8 million) of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. In addition, this former customer seeks $10.5 million from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the two actions. The Company believes that these matters will not have a material effect on the Company's consolidated financial statements taken as a whole.

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company. In 1986, the Company acquired the business resulting in the assumption by the Company of certain liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed after fifteen years from the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At December 31, 2001, approximately 100 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of this specific matter or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5:  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:
         --------------------------------------------------


The Company's Common Stock is traded on the New York Stock Exchange under the symbol SMP. The number of Shareholders of record of Common Stock on February 28, 2002 was approximately 550 including brokers who hold approximately 8,019,000 shares in street name. The following table shows the high and low sale prices on the composite tape of, and the dividend paid per share on, the Common Stock during the periods indicated.

----- ------- -------- --------- -----------  ------ ------- ------- ------- ------------
2001  QUARTER    HIGH       LOW    DIVIDEND    2000  QUARTER   HIGH     LOW     DIVIDEND
----  -------    ----       ---    --------    ----  -------   ----     ---     --------

      1st     $ 10.60     $7.44    $ 0.09            1st     $16.50  $12.63   $ 0.09
      2nd     $ 14.50     $9.90    $ 0.09            2nd     $15.70   $7.38   $ 0.09
      3rd     $ 13.70    $11.65    $ 0.09            3rd     $10.63   $7.94   $ 0.09
      4th     $ 14.95    $10.45    $ 0.09            4th      $8.44   $6.44   $ 0.09
----- ------- -------- --------- -----------  ------ ------- ------- ------- ------------

The Board of Directors will consider the payment of future dividends on the basis of earnings, capital requirements and the financial condition of the Company. Subject to the Company's credit facility, dividends and distributions may be restricted.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       Years Ended December 31,
                                              --------------------------------------------------------------------
                                                2001          2000          1999           1998          1997
                                              --------------------------------------------------------------------
(In thousands, except per share data)

Net sales                                   $   608,073  $    604,009   $   654,282    $   647,096  $     557,210
Earnings (loss) before extraordinary item   $       312  $     10,230   $     8,685    $    22,257  $    (34,524)
Net earnings (loss)                         $   (2,485)  $      9,729   $     7,625    $    22,257  $    (34,524)
Earnings (loss) per share before
extraordinary item - Basic                  $      0.03  $       0.86   $      0.66    $      1.70  $      (2.63)
Earnings (loss) per share - Basic           $    (0.21)  $       0.82   $      0.58    $      1.70  $      (2.63)
Earnings (loss) per share - Diluted         $    (0.21)  $       0.81   $      0.58    $      1.69  $      (2.63)
Working capital                             $   228,356  $    188,091   $   205,806    $   178,324  $     177,426
Total assets                                $   509,429  $    549,396   $   556,021    $   521,556  $     577,137
Long-term debt (excluding current portion)  $   200,066  $    150,018   $   163,868    $   133,749  $     159,109
Stockholders' equity                        $   185,687  $    194,305   $   203,518    $   205,025  $     183,782
Stockholders' equity per share              $     15.77  $      16.28   $     15.57    $     15.68  $       14.01
Cash dividends per common share             $      0.36  $       0.36   $      0.34    $      0.16  $        0.32


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to our financial condition and our results of operations for the three years ended December 31, 2001. You should read this information in conjunction with Item 6. "Selected Consolidated Financial Data" and our consolidated Financial Statements and related notes thereto beginning on page F-1.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Forward-looking statements in this report are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects" and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to a number of factors, including economic and market conditions; the performance of the aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers' programs; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the Securities and Exchange Commission. Those forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

In 2001, cash provided by operations amounted to $40.2 million, compared to cash used in operations of $1.0 million in 2000 and cash provided by operations of $21.0 million in 1999. The improvement is primarily attributable to the Company's efforts to reduce inventory levels from their elevated levels of December 31, 2000. This improvement was offset by a reduction in accounts payable and the decrease in earnings.

Inventory decreased by $57.0 million as a result of the Company's inventory reduction program, which resulted primarily from reduced production and purchases, and where needed, the temporary closing of manufacturing facilities The reductions have effected both the Engine Management and Temperature Control segments. Inventory turnover was 2.1x in 2001 vs. 1.8 x in 2000, on a rolling twelve-month basis, reflecting the high inventory levels at December 31, 2000 and should improve as a result of the inventory reduction efforts. Future reductions are planned in 2002, however, such reductions are expected to be more modest than 2001.

In comparing 2000 and 1999, there are two reasons for the increase in inventory levels and the decrease in inventory turns (1.8 x in 2000 vs. 2.7 x in 1999). First, with respect to the Temperature Control Segment, the business is highly seasonal with sales of air conditioning parts being greatest in the second and third quarters of the year. This seasonality requires the build-up of inventory levels prior to the main selling season. As discussed in our comparison of the year 2000 vs. 1999, Temperature Control sales were significantly below the prior year and forecasted amounts. Although significant reductions were made to Temperature Control production levels in 2000, the short fall in net sales more than off-set such reductions. Second, with respect to the Engine Management Segment, in the third quarter of 2000, Engine Management successfully acquired a new major customer which required inventory levels to be increased in order to fill the initial "pipeline" of orders from such customer. In addition, the customer launch for new orders was extended into 2001, versus the fourth quarter of 2000, as originally planned.

Cash used in investing activities was $14.2 million in 2001, compared to $18.7 million in 2000. The decrease is primarily due to a reduction in capital expenditures and acquisitions. For the three years ended December 31, 2001, 2000, and 1999 capital expenditures totaled $13.7 million, $16.7 million and $14.4 million, respectively.

In December 2001, the Company signed a letter of intent to acquire Carol Cable Limited, a manufacturer and distributor of wire sets, based in England, for approximately $1.7 million. Assets consist primarily of property plant and equipment, and inventory. The purchase is expected to be completed in April 2002 with funds provided under the Company's line of credit.

On January 17, 2002, the Company purchased the Temperature Control business of Hartle Industries for approximately $4.8 million. Assets acquired consist primarily of property plant and equipment, and inventory. The purchase was financed with funds provided under the Company's line of credit.

On March 20, 2002 the Company reached a definitive agreement to purchase the aftermarket business of Sagem Inc., a subsidiary of Johnson Controls, for approximately $11.5 million. Sagem Inc. is a basic manufacturer of fuel injectors, a product line which prior to the acquisition, the Company has been purchasing. Assets to be acquired consist primarily of property, plant and equipment, and inventory. The purchase which is expected to close within sixty days will be partially financed by the seller (approximately $7 million to be paid over a two year period), with the remaining funds being provided under the Company's line of credit.

Cash used in financing activities was $25.4 million in 2001, as compared to $11.5 million in 2000. The increase in cash used was primarily due to the Company's refinancing, as discussed below, offset by the discontinuance of stock repurchases. Dividends paid for the three years ended December 31, 2001, 2000 and 1999 were $4.2 million, $4.3 million and $4.5 million, respectively. In the third quarter of 1999, the Board of Directors increased the regular quarterly dividend from $.08 to $.09 per share.

The Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The former unsecured revolving credit facility was set to expire on November 30, 2001. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, the 7.56% senior note of $52 million, a $25 million accounts receivable sale arrangement and the Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

In July 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively convert a portion of the Company's variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At December 31, 2001, the Company had two outstanding interest rate swap agreements maturing in January 2003 and 2004, with aggregate notional principal amounts of $75 million. Under these agreements the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million.

On July 26, 1999, the Company issued 6.75% Convertible Subordinated Debentures in the aggregate principal amount of $90 million. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock, and mature on July 15, 2009. The proceeds from the Convertible Debentures were used to prepay an 8.6% senior note payable, reduce short term bank borrowings and repurchase a portion of the Company's common stock.

The Company sold certain accounts receivable to an independent financial institution, through its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it could sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement was terminated in 2001 as part of the new credit facility described above. At December 31, 2000, net accounts receivable amounting to $25 million had been sold under this agreement.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 2001 the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million.

The Company expects capital expenditures for 2002 to be approximately $14 million, primarily for new machinery and equipment.

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

COMPARISON OF 2001 TO 2000

Net sales in 2001 were $608.1 million, a slight increase of $4.1 million as compared to net sales of $604.0 million in 2000. The increase in net sales was a result of new business, offsetting decreases in our existing traditional business lines. The Engine Management division benefited from a full year of sales to the new major customer acquired during the third quarter of 2000, (incremental sales of approximately $6 million in 2001) along with additional wire set business from a major group of warehouse distributors. With respect to Temperature Control, we regained a major retail customer we lost in early 2000 (net sales approximated $30 million in 2001, excluding pipeline fill). Excluding this new business, sales to existing accounts decreased, primarily a result of another cool summer for air conditioning, and the continuing inventory reduction program on the part of many of our customers.

Gross margins, as a percentage of net sales, decreased to 27.9% from 31.1% in 2000. The overall decrease in gross margins was primarily due to our successful inventory reduction programs. The reduction in gross margins was across all product lines as the Company originally targeted a minimum $30 million inventory reduction in 2001. Actual inventory reduction amounted to $57 million while maintaining high customer service fill levels. These changes reflect the impact of underabsorbed overhead costs as a result of cutting production and temporarily closing manufacturing facilities at both Engine Management and Temperature Control facilities. We expect 2002 gross margin increases in both Engine Management and Temperature Control as a result of price increases and improved fixed overhead absorption, despite further inventory reduction efforts.

Selling, general and administrative expenses (S,G&A) decreased by $3.1 million to $154.3 million as compared to $157.4 million in 2000. This decrease reflects the focus on the Company's cost reduction efforts with benefits primarily in the marketing and distribution areas in the Temperature Control Segment.

Operating income decreased by $15.1 million as compared to 2000, primarily due to the lower gross margins as discussed above.

Other income, net increased by $1.8 million as compared to 2000. The increase is primarily due to the reduction of fees related to the termination of the sale of accounts receivable agreement and an increase in interest and dividend income.

Interest expense decreased slightly by $0.6 million as compared to 2000, due to lower interest rates and lower average borrowings.

Income tax expense decreased to $0.1 million in 2001 from $2.9 million in 2000. The decrease is primarily due to overall lower earnings. The effective tax rate increased from 22% in 2000 to 32% in 2001. The increase is primarily due to a decrease in earnings from the Company's foreign subsidiaries, which have lower tax rates then the United States statutory rate.

COMPARISON OF 2000 TO 1999

Net sales in 2000 were $604.0 million, a decrease of $50.3 million or 7.7% when compared to 1999. Net sales in Temperature Control decreased by $56.8 million primarily due to a significant retail customer achieving substantial inventory reductions; loss of a major retail customer early in the year (contributed approximately $18.5 million to the overall decrease); and a very cool and wet summer in the northeast and mid-west. The customer that was lost in 2000 was reacquired in the beginning of 2001. With respect to Engine Management, net sales in 2000 were $297.4 million, an increase of $5.6 million or 1.9% when compared to 1999. The increase reflects the successful acquisition of a major new customer in the third quarter of 2000 (contributed approximately $6.4 million of net sales for the year ended December 31, 2000).

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

Beginning in 2000, it is a requirement that each and every compressor returned for warranty credit must have either a service repair work order or a purchase receipt providing proof that a number of additional auxiliary parts were replaced concurrently (i.e. accumulator, orifice tube, in-line filter, condenser) and that an air conditioning system flushing with an approved solvent was performed. If the twelve step process, is not performed as defined by the Company, the warranty is void.

With respect to overstock returns, 1999 was adversely impacted by the Company's decision to accept customer returns in connection with the Company's decision to discontinue the offering of certain Temperature Control products. The year 2000 was absent of any such significant decision. In addition, during 2000, the Company placed further restrictions on the amounts that customers can return as overstock returns.

Gross margins, as a percentage of net sales, increased to 31.1% in 2000 from 28.8% in 1999. Temperature Control gross margins were positively impacted by reduced customer returns and an increase in net pricing. Engine Management margins were positively impacted by increased sales volume, increases in net pricing and certain cost reductions activities discussed below.

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

Selling, general and administrative expenses (SG&A) decreased approximately $1.2 million in 2000, primarily a result of the cost reduction efforts described in the previous paragraph and a decrease in bad debt expense as compared to 1999.

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

Other income, net, was approximately $.5 million, comparing favorably to other expense, net of $1.6 million in 1999. This is primarily the result of our 1999 decision to exit the Heat Battery joint venture in Canada.

Interest expense increased by approximately $2.1 million to $18 million in 2000, primarily due to higher average borrowings resulting from elevated inventory levels and decreased sales.

Income tax expense decreased from $3.3 million in 1999 to $2.9 million in 2000. The effective tax rate also decreased from 28% in 1999 to 22% in 2000 due to an increase in earnings from the Company's Puerto Rico and Hong Kong subsidiaries, which have lower tax rates than the United States statutory rate.

On March 13, 2000, the Company prepaid the entire outstanding balance of the 10.22% senior note payable in the amount of $14 million. In connection with this prepayment, the Company incurred an extraordinary loss of $0.5 million net of taxes, for prepayment penalties and the write-off of deferred loan costs.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. We derive our revenue from primarily sales which include replacement parts for motor vehicles, from both our Engine Management and Temperature Control Divisions. The Company recognizes revenue from product sales upon shipment to customers. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period (See discussion on "Recently Issued Accounting Standards"). Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $14.2 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $38 million of goodwill. We recorded approximately $3.6 million of amortization on these amounts during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. (See discussion on "Recently Issued Accounting Standards").

OTHER LOSS RESERVES. We have numerous other loss exposures, such as environmental claims, product liability (including asbestos matters) and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2000 and April 2001, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" respectively, (the "Guidelines"). These Guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. The Guidelines, as amended, are effective beginning January 1, 2002 and prior years' financial statements will be restated for purposes of comparability. The adoption of these guidelines will not have an effect on the Company's net earnings, however, certain costs incurred by the Company and historically recorded as selling, general and administrative expense will be reclassified and treated as a reduction from gross sales to derive at net sales.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No.
141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria to determine whether intangible assets acquired in a business combination should be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 142 after its adoption. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. As of the date of adoption of SFAS No. 142, the Company has unamortized goodwill in the amount of $38 million. Amortization expense related to goodwill was $3.6 million, $3.5 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Management is currently analyzing the impact of adoption of this Standard, but believes this Standard is likely to result in the impairment of a portion of the Company's goodwill. The Company has substantially completed the first step of the initial impairment test required by the Standard and identified approximately $16 million of goodwill that may be impaired based on the new requirements. The Company will complete the impairment testing required to determine the actual amount of goodwill impairment in the first fiscal quarter of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived assets that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. The Company's exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than a subsidiary's functional currency. Similarly, the Company is exposed to market risk as the result of changes in interest rates which may affect the cost of its financing. It is the Company's policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

EXCHANGE RATE RISK

The Company has exchange rate exposure, primarily, with respect to the Canadian Dollar and the British Pound. The Company's financial instruments which are subject to this exposure amount to approximately $4.0 million, which includes $7.7 million of indebtedness, $6.7 million in accounts payable and $10.4 million of accounts receivable. The potential immediate loss to the Company that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on the earnings or cash flows of the Company. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on the Company's foreign-currency denominated revenues.

INTEREST RATE RISK

The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its debt portfolio. To manage a portion of its exposure to interest rate changes, the Company has entered into interest rate swap agreements, see Note 4 of Notes to Consolidated Financial Statements. At December 31, 2001 the Company had approximately $206 million in loans and financing outstanding, of which approximately $91 million bear interest at fixed interest rates and approximately $115 million bear interest at variable rates of interest. The Company invests its excess cash in highly liquid short-term investments. As a result of the Company's refinancing agreement during the second quarter 2001, as described in Note 8, of Notes to Consolidated Financial Statements, the Company's percentage of variable rate debt to total debt has increased from 23% at December 31, 2000 to 56% at December 31, 2001. Depending upon the level of borrowings, under this credit facility, which may at times approach $225 million, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have approximately $1 million negative impact on the earnings or cash flows of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                        KPMG LLP

New York, New York
February 22, 2002







                                       F1




                 Standard Motor Products, Inc. and Subsidiaries

                      Consolidated Statements of Operations

-----------------------------------------------------------------------------------------------------------
                                                                          Years Ended December 31,
                                                                          ------------------------
(Dollars in thousands, except per share amounts)                   2001            2000           1999
-----------------------------------------------------------------------------------------------------------
Net sales (Note 6)                                           $    608,073    $    604,009    $    654,282
Cost of sales                                                     438,215         415,965         466,110
-----------------------------------------------------------------------------------------------------------
Gross profit                                                      169,858         188,044         188,172
Selling, general and administrative expenses                      154,315         157,380         158,628
-----------------------------------------------------------------------------------------------------------
Operating income                                                   15,543          30,664          29,544
Other income (expense), net (Notes 3 and 13)                        2,343             497          (1,564)
Interest expense                                                   17,430          18,045          15,951
-----------------------------------------------------------------------------------------------------------
Earnings before taxes and extraordinary item                          456          13,116          12,029
-----------------------------------------------------------------------------------------------------------
Provision for income taxes (Note 14)                                  144           2,886           3,344
-----------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                    312          10,230           8,685
-----------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment of debt, net of
taxes of $975, $364 and $707 in 2001, 2000 and 1999,
   respectively.  (Note 7)                                          2,797             501           1,060
-----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          $     (2,485)   $      9,729    $      7,625
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Basic:
Earnings before extraordinary item                           $       0.03    $       0.86    $       0.66
Extraordinary (loss) from early extinguishment of debt              (0.24)          (0.04)          (0.08)
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Basic                 $      (0.21)   $       0.82    $       0.58
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Diluted:
Earnings before extraordinary item                           $       0.03    $       0.85    $       0.66
Extraordinary (loss) from early extinguishment of debt              (0.24)          (0.04)          (0.08)
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Diluted               $      (0.21)   $       0.81    $       0.58
-----------------------------------------------------------------------------------------------------------
Average number of common shares                                11,774,591      11,933,774      13,073,272
Average number of common shares and dilutive
common shares                                                  11,830,737      11,974,341      13,145,743
-----------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.



                 Standard Motor Products, Inc. and Subsidiaries

                          Consolidated Balance Sheets
------------------------------------------------------------------------------------

                                                                    December 31,
                                                              ----------------------
(Dollars in thousands)                                             2001        2000
------------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                     $   7,496    $   7,699
Accounts receivable, less allowances for discounts and
   doubtful accounts of $4,362 and $4,577 in 2001 and 2000,
   respectively (Notes 3 and 7)                                 117,965      106,261
Inventories (Notes 4 and 7)                                     177,291      234,257
Deferred income taxes (Note 14)                                  12,316       12,482
Prepaid expenses and other current assets                        13,881       12,060
------------------------------------------------------------------------------------
Total current assets                                            328,949      372,759
------------------------------------------------------------------------------------
Property, plant and equipment, net (Notes 5 and 7)              101,646      104,536
------------------------------------------------------------------------------------
Goodwill, net                                                    38,040       40,685
------------------------------------------------------------------------------------
Other assets (Notes 6 and 11)                                    40,794       31,416
------------------------------------------------------------------------------------
Total assets                                                  $ 509,429    $ 549,396
------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - (Note 7)                                      $   4,075    $  38,930
Current portion of long-term debt (Note 7)                        1,784       13,643
Accounts payable                                                 26,110       56,612
Sundry payables and accrued expenses                             41,968       49,671
Accrued customer returns                                         18,167       17,693
Payroll and commissions                                           8,489        8,119
------------------------------------------------------------------------------------
Total current liabilities                                       100,593      184,668
------------------------------------------------------------------------------------
Long-term debt (Notes 7 and 8)                                  200,066      150,018
------------------------------------------------------------------------------------
Postretirement benefits other than pensions and
   other accrued liabilities (Notes 11 and 12)                   23,083       20,405
------------------------------------------------------------------------------------
Commitments and contingencies
   (Notes 7, 9, 10, 11, 12 and 17)
Stockholders' equity (Notes 7, 8, 9,10 and 11):
 Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued and outstanding
   11,823,650 and 11,695,179 shares in
   2001 and 2000, respectively                                   26,649       26,649
Capital in excess of par value                                    1,877        2,541
Retained earnings                                               183,532      190,253
Accumulated other comprehensive loss                             (3,722)        (591)
------------------------------------------------------------------------------------
                                                                208,336      218,852
Less: Treasury stock - at cost (1,500,826 and 1,629,297
   shares in 2001 and 2000, respectively)                        22,649       24,547
------------------------------------------------------------------------------------
Total stockholders' equity                                      185,687      194,305
------------------------------------------------------------------------------------
Total liabilities and stockholder' equity                     $ 509,429    $ 549,396
------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.


                 Standard Motor Products, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------------------------------------

                                                                                 Years Ended December 31,
                                                                      ----------------------------------------
(In thousands)                                                           2001                2000         1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                   $ (2,485)           $  9,729    $  7,625
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization                                           18,909              18,922      17,230
Gain on disposal of property, plant & equipment                           (265)                (99)     (2,564)
Equity (income) loss from joint ventures                                  (844)               (702)      4,118
Employee stock ownership plan allocation                                   713               1,032       1,739
Tax benefit related to employee stock options                               48                --           290
Increase in deferred income taxes                                       (3,628)               (897)     (4,552)
Extraordinary loss on repayment of debt                                  3,772                 865       1,767
Change in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable, net                                    13,296              14,793      10,782
(Increase) decrease in inventories                                      56,966             (44,666)     (5,944)
(Increase) decrease in prepaid expenses and other current assets        (1,821)                388        (947)
(Increase) decrease in other assets                                     (7,745)              3,811      (1,514)
Increase (decrease) in accounts payable                                (30,502)              14,413    (10,349)
Increase (decrease) in sundry payables and accrued expenses             (9,749)             (16,724)     1,129
Increase (decrease) in other liabilities                                 3,524              (1,818)      2,174
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     40,189                (953)     20,984
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment                    652                 657       8,420
Capital expenditures, net of effects from acquisitions                 (13,740)            (16,652)    (14,423)
Payments for acquisitions, net of cash acquired                         (1,069)             (2,718)    (17,381)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (14,157)            (18,713)    (23,384)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line-of-credit agreements             71,935              36,285        (819)
Net proceeds from issuance of long-term debt                              --                  --        86,568
Principal payments and retirement of other long-term debt              (93,601)            (29,119)    (54,664)
Proceeds from exercise of employee stock options                           473                --         1,830
Purchase of treasury stock                                                --               (14,345)     (9,765)
Dividends paid                                                          (4,236)             (4,324)     (4,456)
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                    (25,429)            (11,503)     18,694
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   (806)             (1,512)        629
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                      (203)            (32,681)     16,923
Cash and cash equivalents at beginning of year                           7,699              40,380      23,457
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $  7,496            $  7,699    $ 40,380
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest                                                              $ 17,403            $ 18,943    $ 14,733
Income taxes                                                          $  2,792            $  2,776    $  6,205
--------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



                 Standard Motor Products, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity



(In thousands)                                         Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                                      Capital in               Other
                                            Common    Excess of   Retained  Comprehensive  Treasury
                                            Stock     Par Value   Earnings  Income (Loss)   Stock     Total
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $ 26,649    $  2,951    $181,679   $   (516)   $ (5,738)   $205,025
Comprehensive Income:
Net earnings                                                         7,625                              7,625
Foreign currency translation adjustment                                         1,230                   1,230
                                                                                                     --------
Total comprehensive income                                                                              8,855
Cash dividends paid                                                 (4,456)                            (4,456)
Exercise of employee stock options                        (381)                             2,211       1,830
Tax benefits applicable to
the exercise of employee stock options                     290                                            290
Employee Stock Ownership Plan                               97                              1,642       1,739
Purchase of treasury stock                                                                 (9,765)     (9,765)
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                26,649       2,957     184,848        714     (11,650)    203,518
Comprehensive Income:
Net earnings                                                         9,729                              9,729
Foreign currency translation adjustment                                        (1,305)                 (1,305)
                                                                                                     --------
Total comprehensive income                                                                              8,424
Cash dividends paid                                                 (4,324)                            (4,324)
Employee Stock Ownership Plan                             (416)                             1,448       1,032
Purchase of treasury stock                                                                (14,345)    (14,345)
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                26,649       2,541     190,253       (591)    (24,547)    194,305
Comprehensive Loss:
Net loss                                                            (2,485)                            (2,485)
Foreign currency translation adjustment                                        (1,086)                 (1,086)
Unrealized loss on interest rate
swap agreements                                                                (2,045)                 (2,045)
                                                                                                     --------
Total comprehensive loss                                                                               (5,616)
Cash dividends paid                                                 (4,236)                            (4,236)
Exercise of employee stock options                        (295)                               768         473
Tax benefits applicable to
the exercise of employee stock options                      48                                             48
Employee Stock Ownership Plan                             (417)                             1,130         713
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              $ 26,649    $  1,877    $183,532   $ (3,722)   $(22,649)   $185,687
--------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 Standard Motor Products, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

USE OF ESTIMATES

In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, depreciation and amortization of long-lived assets, product liability and litigation matters, deferred tax asset valuation allowance and sales return allowances. Actual results could differ from those estimates.

RECLASSIFICATIONS

Where appropriate, certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

At December 31, 2001 and 2000, held-to-maturity securities amounted to $7.2 million. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at amortized cost which approximates fair value. As of December 31, 2001, the held-to-maturity securities mature within two years.

INVENTORIES

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998 and June 2000, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "other comprehensive income (loss)". Payment or receipts on interest rate swap agreements are recorded in the "interest expense" caption in the statement of operations. The Company had no outstanding derivatives as of January 1, 2001.

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                 Estimated Life
                                                 --------------
Buildings and Improvements                      10 to 33-1/2 years
Machinery and equipment                          7 to 12 years
Tools, dies and auxiliary equipment              3 to 8 years
Furniture and fixtures                           3 to 12 years
Computer software                                3 to 10 years
Leasehold improvements                          10 years or life of lease

GOODWILL

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized on a straight-line basis over the estimated period of expected benefit, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. Accumulated amortization at December 31, 2001 and 2000 was $16.4 million and $12.8 million. Goodwill will no longer be amortized upon adoption of Statement of Financial Accounting Standards (SFAS) No.142, "Goodwill and Other Intangible Assets," (See discussion in "Recently Issued Accounting Standards").

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remains there until the underlying foreign operation is liquidated or substantially disposed of.

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

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

INCOME TAXES

Income taxes are calculated using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

NET EARNINGS PER COMMON SHARE

The Company presents two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from net earnings per common share.

The following is a reconciliation of the shares used in calculating basic and dilutive net earnings per common share.

(In thousands)                          2001            2000            1999
--------------------------------------------------------------------------------
Weighted average
common shares                          11,775           11,934          13,073
Effect of stock options                    56               40              73
--------------------------------------------------------------------------------
Weighted average common
equivalent shares outstanding
assuming dilution                      11,831           11,974          13,146

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(In thousands)                           2001             2000            1999
--------------------------------------------------------------------------------
Stock options                             625              861             552
Convertible debentures                  2,796            2,796           1,165
--------------------------------------------------------------------------------

STOCK OPTION PLANS

The Company accounts for its stock option plans in accordance with the provisions of SFAS No.123 "Accounting for Stock Based Compensation". As permitted by this statement, the Company has chosen to continue to apply the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" and related interpretations including SFAS interpretation No.44, "Accounting for certain transactions involving stock compensation and interpretation of APB No.25," issued in March 2001. Accordingly, no compensation expense has been recognized for options granted because the exercise price is equal to the fair value of the stock at the date of grant. As required, the Company provides pro forma net income and pro forma earnings per share disclosures for stock option grants, as if the fair value based method defined in SFAS No.123 had been applied.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions. Members of one marketing group represent the Company's largest group of customers and accounted for approximately 14%, 15% and14% of consolidated net sales for the years ended December 31, 2001, 2000 and 1999, respectively. One individual member of this marketing group accounted for 10%, 9%, and 9% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's five largest individual customers, including members of this marketing group, accounted for 42%, 33% and 35% of net sales in 2001, 2000 and 1999, respectively.

Recently Issued Accounting Standards

In May 2000 and April 2001, the FASB Emerging Issues Task force (the "EITF") issued new guidelines entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the "Vendor's Products", respectively, (the "Guidelines"). These Guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. The Guidelines, as amended, are effective beginning January 1, 2002 and prior years' financial statements will be restated for purposes of comparability. The adoption of these guidelines will not have an effect on the Company's net earnings, however, certain costs incurred by the Company and historically recorded as selling, general and administrative expense will be reclassified and treated as a reduction from gross sales to derive at net sales.

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

In June 2001, the FASB issued SFAS No.141, Business Combinations, (SFAS No.141) and SFAS No.142, Goodwill and Other Intangible Assets (SFAS No.142). SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No.141 also specifies criteria to determine whether intangible assets acquired in a business combination should be recognized and reported separately from goodwill. SFAS No.142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No.142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. SFAS No.142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No.121 and subsequently, SFAS No.142 after its adoption. The Company adopted the provisions of SFAS No.141 as of July 1, 2001, and SFAS No.142 is effective January 1, 2002. As of the date of adoption of SFAS No.142, the Company has unamortized goodwill in the amount of $38 million. Amortization expense related to goodwill was $3.6 million, $3.5 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Management is currently analyzing the impact of adoption of this Standard, but believes this Standard is likely to result in the impairment of a portion of the Company's goodwill. The Company has substantially completed the first step of the initial impairment test required by the Standard and identified approximately $16 million of goodwill that may be impaired based on the new requirements. The Company will complete the impairment testing required to determine the actual amount of goodwill impairment in the first fiscal quarter of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

2.  ACQUISITIONS

In January 2000, the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been named "Four Seasons UK, LTD." In July 2000, the Company completed the purchase of Automotive Heater Exchange SRL in Massa, Italy. In addition, during 2000 and 2001, the Company increased its ownership percentage in Standard Motor Products Holdings Limited, formerly Intermotor Holdings Limited, from 74.25% to 86%. In aggregate, approximately $3.8 million was incurred in connection with these acquisitions. Such acquisitions had an immaterial effect on net earnings.

During 1999, the Company acquired and accounted for as a purchase, the following business: In January 1999, the Company acquired 85% of the stock of Webcon UK Limited, and, through its UK joint venture Blue Streak Europe Limited, Webcon's affiliate Injection Correction UK Limited located in Sunbury-on-Thames England, for approximately $3.5 million. The remaining 15% was acquired in January 2000. The acquisition increased consolidated net sales by approximately $12 million in 1999 and had an immaterial effect on net earnings for the year ended December 31, 1999.

In February 1999, the Company acquired 100% of the stock of Eaglemotive Corporation for approximately $12.4 million. The acquisition increased consolidated net sales by approximately $22 million in 1999 and had an immaterial effect on net earnings for the year ended December 31, 1999.

In April 1999, the Company acquired Lemark Auto Accessories Limited, located in Redditch, England, for approximately $1.9 million. The acquisition increased consolidated net sales by approximately $3 million and had an immaterial effect on net earnings for the year ended December 31, 1999.

The Company's acquisitions were funded from cash and short term borrowings. Assets acquired in all of the acquisitions consisted primarily of inventory and property, plant and equipment. The purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair value at the dates of acquisition. In aggregate, the excess of the purchase price over the fair value of the net assets acquired during 2001, 2000 and 1999 was approximately $1.1 million, $2.6 million and $5.7 million, respectively. The operating results of these acquired businesses have been included in the consolidated financial statements from the date of each respective acquisition.

In December 2001, the Company signed a letter of intent to acquire Carol Cable Limited, a manufacturer and distributor of wire sets, based in England for approximately $1.7 million. Assets consist primarily of property plant and equipment, and inventory. The purchase is expected to be completed in April 2002 with funds provided under the Company's line of credit.

3. SALE OF ACCOUNTS RECEIVABLE

The Company sold certain accounts receivable through its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. and an independent financial institution entered into a three year agreement whereby SMP Credit Corp. could sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement was terminated in 2001 as part of the new credit facility described in Note 7. At December 31, 2000, net accounts receivables amounting to $25 million had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable and the related fees and discounting expense were recorded as other expense.

4. INVENTORIES
                                                              December 31,
                                                     ---------------------------
(In thousands)                                          2001               2000
--------------------------------------------------------------------------------
Finished goods                                       $141,799           $165,381
Work in process                                         3,155              3,552
Raw materials                                          32,337             65,324
--------------------------------------------------------------------------------
Total inventories                                    $177,291           $234,257
--------------------------------------------------------------------------------

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

5. PROPERTY, PLANT AND EQUIPMENT

                                                                December 31,
                                                         -----------------------
(In thousands)                                              2001           2000
--------------------------------------------------------------------------------
Land, buildings and improvements                         $ 60,665       $ 60,435
Machinery and equipment                                   109,617        101,884
Tools, dies and auxiliary equipment                        17,815         12,035
Furniture and fixtures                                     27,643         28,340
Computer software                                          10,231          4,824
Leasehold improvements                                      7,450          7,475
Construction in progress                                    6,440         12,328
                                                         --------       --------
                                                          239,861        227,321
Less accumulated depreciation
and amortization                                          138,215        122,785
--------------------------------------------------------------------------------
Total property, plant and
equipment, net                                           $101,646       $104,536
--------------------------------------------------------------------------------

Depreciation expense was $15.3 million, $15.4 million and $13.8 million for 2001, 2000 and 1999, respectively.

6. Other ASSETS

                                                                December 31,
                                                           ---------------------
(In thousands)                                               2001          2000
--------------------------------------------------------------------------------
Marketable securities                                      $ 7,200       $ 7,200
Unamortized customer supply agreements                       1,892         2,365
Equity in joint ventures                                     2,149         1,956
Deferred income taxes                                       12,653         8,859
Deferred loan costs                                          5,389         3,864
Other                                                       11,511         7,172
--------------------------------------------------------------------------------
Total other assets                                         $40,794       $31,416
--------------------------------------------------------------------------------

Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $57.9 million, $57.4 million and $58.0 million in 2001, 2000 and 1999, respectively.

7. CREDIT FACILITIES AND LONG-TERM DEBT

The Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The former unsecured revolving credit facility was set to expire on November 30, 2001. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, a 7.56% senior note of $52 million, a $25 million accounts receivable sales arrangement and a Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. At December 31, 2001 and 2000, the interest rate on the Company's revolving credit facilities was 4.30% and 9.75%, respectively. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions. The Company was in compliance with the covenants at December 31, 2001.

In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under that facility was $4.1 million and $3.9 million at December 31, 2001 and 2000, respectively. At December 31, 2001, the foreign subsidiary was not in compliance with certain covenants, for which it received waivers and amendments. The weighted average interest rates on these borrowings at December 31, 2001 and 2000 were 6.4% and 6.9%, respectively.

On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90 million. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Debentures are convertible into approximately 2,796,000 shares of the Company's common stock. The Company may, at its option, redeem some or all of the Debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined, occurs at the Company, the Company will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The Company incurred fees in relation to the offering of approximately $3.4 million. Net proceeds from the offering were used to pre-pay a senior note payable, including prepayment penalties, repurchase a portion of the Company's common stock and pay down short term bank borrowings.

Under the terms of the 7.56% senior note agreement, the Company was required to repay the loan in seven equal annual installments beginning in 2000. This senior note was paid off as part of the new revolving credit facility.

Under the terms of a Canadian (CDN) credit agreement, the Company was required to repay the loan as follows: $2 million CDN in 2001 and a final payment of $6 million CDN in 2002. This credit agreement was paid off as part of the new revolving credit facility.

                                                                December 31,
                                                          ----------------------
(In thousands)                                               2001         2000
--------------------------------------------------------------------------------
6.75% convertible subordinated debentures                 $ 90,000      $ 90,000
Revolving credit facility                                  106,790          --
7.56% senior note                                             --          62,571
Canadian Credit Facility                                      --           5,335
Other                                                        5,060         5,755
--------------------------------------------------------------------------------
                                                           201,850       163,661
Less current portion                                         1,784        13,643
--------------------------------------------------------------------------------
Total non-current portion of
long-term debt                                            $200,066      $150,018
--------------------------------------------------------------------------------

Maturities of long-term debt during the five years ending December 31, 2002 through 2006 are $1.8 million, $1.3 million, $1.1 million, $0.6 million and $106.9 million, respectively.

                 Standard Motor Products, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------


8. INTEREST RATE SWAP AGREEMENTS

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

In July 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively convert a portion of the Company's variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At December 31, 2001, the Company had two outstanding interest rate swap agreements maturing in January 2003 and 2004, with aggregate notional principal amounts of $75 million. Under these agreements the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million. If, at any time, the swaps are determined to be ineffective, in all or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the period. It is not expected that any gain or loss will be reported in the statement of operations during the year ending December 31, 2002.

9. STOCKHOLDERS' EQUITY

The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2001.

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

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 2001, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million.

10. STOCK OPTIONS

The Company has principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, the Company is authorized to issue 1,500,000 stock options. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 1996 Independent Directors' Stock Option Plan, the Company is authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 2001, in aggregate 1,320,280 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

As permitted under SFAS No.123, the Company continues to apply the provisions of APB Opinion No. 25 for stock-based awards granted to employees. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method of SFAS No.123, the Company's net earnings (loss) per share would have changed to the pro forma amounts as follows:

(Dollars in thousands except
per share data)                             2001         2000       1999
--------------------------------------------------------------------------------
Net earnings(loss)       As reported      $(2,485)     $ 9,729     $7,625
                         Pro forma        $(2,697)     $ 8,708     $6,648

Basic earnings(loss)     As reported      $ (0.21)     $  0.82     $ 0.58
per share                Pro forma        $ (0.23)     $  0.73     $ 0.51

Diluted earnings         As reported      $ (0.21)     $  0.81     $ 0.58
(loss) per share         Pro forma        $ (0.23)     $  0.72     $ 0.51
--------------------------------------------------------------------------------

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   2001          2000         1999
--------------------------------------------------------------------------------
Expected option life            4.0 years    4.3 years    4.3 years
Expected stock volatility           38.6%        39.1%        39.5%
Expected dividend yield              2.8%         3.8%         1.8%
Risk-free interest rate              4.2%         4.6%         6.6%
Fair value of option            $    3.71    $    2.53    $    7.97

A summary of the status of the Company's stock option plans follow:

                                         2001           2000            1999
                                       Weighted       Weighted        Weighted
                                       Average        Average         Average
                                      Exercise       Exercise         Exercise
(Shares in thousands)        Shares    Price Shares   Price   Shares   Price
--------------------------------------------------------------------------------
Outstanding at
beginning of year            1,189    $16.60   808    $20.40   793    $ 19.58
Granted                         10     13.05   498     10.73   136      23.73
Exercised                      (55)     9.29    --       --   (100)     17.83
Forfeited                     (133)    18.18  (117)    17.78   (21)     23.13
--------------------------------------------------------------------------------
Outstanding at
end of year                  1,011    $16.76 1,189    $16.60   808    $ 20.40
--------------------------------------------------------------------------------
Options exercisable at
end of year                    671             526             431
--------------------------------------------------------------------------------
                           STOCK OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                                       Weighted-Average
                           Shares        Remaining
    Range of             Outstanding   Contractual Life      Weighted-Average
 Exercise Prices         at 12/31/01       (Years)            Exercise Price
--------------------------------------------------------------------------------
$ 6.56   $11.29             386            6.1               $  9.92
$13.05 - $16.94             139            1.6               $ 16.05
$20.50 - $24.84             486            3.5               $ 22.40
--------------------------------------------------------------------------------

                           STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
Range of                    Shares Exercisable        Weighted-Average
Exercise Prices                at 12/31/01             Exercise Price
--------------------------------------------------------------------------------
$6.56 - $23.84                     671                      $19.17
--------------------------------------------------------------------------------

11. RETIREMENT BENEFIT PLANS

The Company has a defined benefit pension plan covering certain former employees of the Company's former Brake business.

The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan:

                                                            December 31,
                                                    ------------------------
(In thousands)                                          2001           2000
--------------------------------------------------------------------------------

Benefit obligation at beginning of year             $  8,957         $  9,271
Interest cost                                            629              658
Actuarial loss (gain)                                     93             (102)
Benefits paid                                           (866)            (870)
--------------------------------------------------------------------------------
Benefit Obligation at End of Year                   $  8,813         $  8,957
--------------------------------------------------------------------------------
Fair value of plan assets at
beginning of year                                    $12,063          $12,755
Actual return on plan assets                            (135)             178
Benefits paid                                           (866)            (870)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year              11,062         $ 12,063
--------------------------------------------------------------------------------
Funded status                                          2,249         $  3,106
Unrecognized net actuarial gain                       (1,386)          (2,654)
--------------------------------------------------------------------------------
Prepaid benefit cost                                $    863         $    452
--------------------------------------------------------------------------------

Weighted average assumptions are as follows:

                                                        December 31,
                                               --------------------------------
                                                2001         2000         1999
--------------------------------------------------------------------------------
Discount rates                                  7.25%        7.50%        7.50%
Expected long-term rate
of return on assets                             8.00%        8.00%        8.00%
--------------------------------------------------------------------------------

Components of net periodic (benefit) cost follow:
                                                         December 31,
                                            -----------------------------------
(In thousands)                                  2001         2000         1999
--------------------------------------------------------------------------------
Service cost                                $   --       $   --       $   --
Interest cost                                    629          658          651
Return on assets                                (928)        (988)        (900)
Amortization of prior service cost              --           --           --
Recognized actuarial (gain) loss                (112)        (127)         (60)
--------------------------------------------------------------------------------
Net periodic (benefit) cost                 $   (411)    $   (457)    $   (309)
--------------------------------------------------------------------------------

In addition, the Company participates in several multi employer plans which provide defined benefits to substantially all unionized workers. The Multi employer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multi employer plans. The Company has not received information from the plans' administrators to determine its share, if any, of unfunded vested benefits.

The Company and certain of its subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees.

The provisions for retirement expense in connection with the plans are as follows:

                             Multi-         Defined Contribution
                       employer Plans           and Other Plans
--------------------------------------------------------------------------------
Years ended December 31,
        2001              $299,000                $2,449,000
        2000               344,000                 2,319,000
        1999              $348,000                $2,332,000
--------------------------------------------------------------------------------

The Company has an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. 75,000 shares each were granted to employees during 2001, 2000 and 1999, under the terms of the ESOP. These shares were funded directly from treasury stock.

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

The provision for expense in connection with the ESOP was approximately $0.7 million in 2001, $1.0 million in 2000 and $1.7 million in 1999.

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees of the Company. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions were $37,000, $24,000 and $98,000 in 2001, 2000, and1999, respectively.

On October 1, 2001, the Company adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. For the year ended December 31, 2001, approximately $0.9 million of benefits were accrued and $0.1 million was charged to expense. The projected benefit obligation and accumulated benefit obligation were $1.3 million and $0.9 million, respectively, at December 31, 2001. The costs and benefit obligations were determined using a discount rate and an expected rate of return on assets of 7.25% at December 31, 2001.

12. POSTRETIREMENT MEDICAL BENEFITS

The Company provides certain medical and dental care benefits to eligible retired employees. The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan.

                                                              December 31,
                                                          ----------------------
(In thousands)                                               2001        2000
--------------------------------------------------------------------------------
Benefit obligation at beginning of year                   $ 17,447     $ 18,369
Service cost                                                 1,500        1,377
Interest cost                                                1,314        1,152
Actuarial (gain) loss                                        1,180       (2,586)
Benefits paid                                                 (957)        (865)
--------------------------------------------------------------------------------
Benefit obligation at end of year                         $ 20,484     $ 17,447
--------------------------------------------------------------------------------
Funded status                                             $(20,484)    $(17,447)
Unrecognized prior service cost                                914        1,038
Unrecognized net actuarial gain                             (2,582)      (3,996)
--------------------------------------------------------------------------------
Accrued benefit cost                                      $(22,152)    $(20,405)
--------------------------------------------------------------------------------

Components of net periodic benefit cost follow:

                                                          December 31,
                                              ----------------------------------
(In thousands)                                 2001          2000          1999
--------------------------------------------------------------------------------
Service cost                                  $ 1,500      $ 1,377      $ 1,284
Interest cost                                   1,314        1,152        1,221
Amortization of prior service cost                124          124          124
Recognized actuarial gain                        (232)        (275)          (8)
--------------------------------------------------------------------------------
Net periodic benefit cost                     $ 2,706       $2,378      $ 2,621
--------------------------------------------------------------------------------

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                    2001          2000    1999
                                                    ---------------------------
Discount Rate                                       7.25%         7.50%   7.50%
Current medical cost trend rate                        9%           10%      7%
Current dental cost trend rate                         5%          5.5%      6%
Ultimate medical cost trend rate                       5%            5%      6%
Year trend rate declines to ultimate                2005          2005    2002

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one- percentage-point change in assumed health care cost trend rates would have the following effects for 2001:

                                            1-Percentage-        1-Percentage-
(In thousands)                             Point Increase       Point Decrease
--------------------------------------------------------------------------------
Effect on total of service and
  interest cost components                 $   269               $   (221)
Effect on post retirement
  benefit obligation                        $1,539                $(1,300)
--------------------------------------------------------------------------------

13. OTHER INCOME (EXPENSE), NET

(In thousands)                                  2001          2000         1999
--------------------------------------------------------------------------------
Interest and dividend income                  $ 1,336      $ 1,038      $ 1,637
Loss on sale of accounts
receivable (Note 3)                              (484)      (1,567)      (1,281)
Income (loss) from joint ventures                 844          702       (4,118)
Gain on disposal of property,
plant and equipment                               265           99        2,564
Other - net                                       382          225         (366)
--------------------------------------------------------------------------------
Total other income (expense), net             $ 2,343      $   497      $(1,564)
--------------------------------------------------------------------------------

In connection with the Company's Heat Battery joint venture in Canada, in the fourth quarter of 1999, it was mutually agreed between the joint venture participants, that due to lack of significant commercial success and recurring losses, the joint venture would close. In connection with this decision, the Company recorded an approximate $4.0 million charge relating to writing down the Company's investment to net realizable value.

14. INCOME TAXES

The income tax provision (benefit) consists of the following:

                                               2001          2000         1999
--------------------------------------------------------------------------------
Current:
Domestic                                    $ 2,099       $ 1,260       $ 4,376
Foreign                                       1,673         2,523         3,520
--------------------------------------------------------------------------------
Total Current                                 3,772         3,783         7,896
--------------------------------------------------------------------------------
Deferred:
Domestic                                     (3,408)       (1,103)       (5,167)
Foreign                                        (220)          206           615
--------------------------------------------------------------------------------
Total Deferred                               (3,628)         (897)       (4,552)
--------------------------------------------------------------------------------
Total income tax provision                  $   144       $ 2,886       $ 3,344
--------------------------------------------------------------------------------

The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $28.2 million at the end of 2001, $27.5 million at the end of 2000, and $25.5 million at the end of 1999.

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Earnings before income taxes for foreign operations (including Puerto Rico) amounted to approximately $7 million, $14 million, and $13 million in 2001, 2000, and 1999, respectively. Earnings of the Puerto Rico subsidiary are not subject to United States income taxes and are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring on December 31, 2002. The Company intends on renewing grant prior to the expiration date. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $0.12 per share share in 2001(2000 - $0.23; 1999 - $0.14).

Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:

                                                    2001       2000       1999
--------------------------------------------------------------------------------
U.S. federal income tax rate                        35.0%      35.0%      35.0%
Increase (decrease) in tax rate
  resulting from:
State and local income taxes, net
  of federal income tax benefit                     21.4        1.2        2.9
Non-deductible items, net                           60.5        0.1        0.8
Benefits of income subject to taxes at
  lower than the U.S. federal rate                 (85.3)     (14.3)     (11.0)
Other                                                --         --         0.1
--------------------------------------------------------------------------------
Effective tax rate                                  31.6%      22.0%      27.8%
--------------------------------------------------------------------------------

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

                                                              December 31,
                                                       ------------------------
(In thousands)                                           2001            2000
--------------------------------------------------------------------------------
Deferred tax assets:
Inventories                                            $  6,044        $  7,639
Allowance for customer returns                            7,069           7,332
Postretirement benefits                                   8,751           8,060
Allowance for doubtful accounts                           1,587           1,604
Accrued salaries and benefits                             2,938           3,342
Net operating loss and tax credit
carryforwards                                            14,990           8,270
Other                                                     6,551           7,188
                                                       --------        --------
                                                         47,930          43,435
                                                       --------        --------
Valuation allowance                                     (14,171)        (14,171)
                                                       --------        --------
Total                                                  $ 33,759        $ 29,264
--------------------------------------------------------------------------------
Deferred tax liabilities:
Depreciation                                           $  6,702        $  4,717
Promotional costs                                         1,036             915
Other                                                     1,052           2,291
                                                       --------        --------
Total                                                     8,790           7,923
--------------------------------------------------------------------------------
Net deferred tax assets                                $ 24,969        $ 21,341
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

15. INDUSTRY SEGMENT AND GEOGRAPHIC DATA

Under the provisions of SFAS No. 131, the Company has two reportable operating segments which are the major product areas of the automotive aftermarket in which the Company competes. The Engine Management Division consists primarily of ignition and emission parts, wires and cables, and fuel system parts. The Temperature Control Division consists primarily of compressors, other air conditioning parts and heater parts. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

                                     For the year ended December 31, 2001
                            ----------------------------------------------------
                              Engine    Temperature     Other
(In thousands)              Management    Control    Adjustments   Consolidated
--------------------------------------------------------------------------------
Net Sales                    $295,948     $275,901     $ 36,224      $608,073
--------------------------------------------------------------------------------
Depreciation and
  amortization                  9,649        6,462        2,798        18,909
--------------------------------------------------------------------------------
Operating income               26,415        3,616      (14,488)       15,543
--------------------------------------------------------------------------------
Investment in equity
  affiliates                      105         --          2,044         2,149
--------------------------------------------------------------------------------
Capital expenditures            4,724        6,781        2,235        13,740
--------------------------------------------------------------------------------
Total Assets                 $233,564     $182,083     $ 93,782      $509,429
--------------------------------------------------------------------------------

                                         For the year ended December 31, 2000
                              --------------------------------------------------
                                Engine     Temperature     Other
(In thousands)                Management     Control    Adjustments Consolidated
--------------------------------------------------------------------------------
Net Sales                       $297,386     $264,704     $ 41,919      $604,009
--------------------------------------------------------------------------------
Depreciation and
  amortization                    10,293        6,116        2,513        18,922
--------------------------------------------------------------------------------
Operating income                  37,964       11,537      (18,837)       30,664
--------------------------------------------------------------------------------
Investment in equity
  affiliates                         105         --          1,851         1,956
--------------------------------------------------------------------------------
Capital expenditures               8,914        6,454        1,284        16,652
--------------------------------------------------------------------------------
Total Assets                    $265,336     $224,410     $ 59,650      $549,396
--------------------------------------------------------------------------------

                                      For the year ended December 31, 1999
                          ------------------------------------------------------
                            Engine       Temperature     Other
(In thousands)            Management      Control     Adjustments  Consolidated
--------------------------------------------------------------------------------
Net Sales                  $291,761      $321,490      $ 41,031       $654,282
--------------------------------------------------------------------------------
Depreciation and
  amortization                8,535         5,949         2,746         17,230
--------------------------------------------------------------------------------
Operating income             26,104        17,289       (13,849)        29,544
--------------------------------------------------------------------------------
Investment in equity
  affiliates                    105           272         1,062          1,439
--------------------------------------------------------------------------------
Capital expenditures          7,118         7,026            279        14,423
--------------------------------------------------------------------------------
Total Assets               $253,346      $212,026      $ 90,649       $556,021
--------------------------------------------------------------------------------

Other Adjustments consist of items pertaining to the corporate headquarters function, as well as Canadian and European business units that do not meet the criteria of a reportable operating segment under SFAS No.131.

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

                                                             Revenue
                                                ------------------------------
(In thousands)                                     2001      2000        1999
--------------------------------------------------------------------------------
United States                                   $532,922   $524,747   $578,549
Canada                                            27,632     26,553     27,331
Other Foreign                                     47,519     52,709     48,402
--------------------------------------------------------------------------------
Total                                           $608,073   $604,009   $654,282
--------------------------------------------------------------------------------

                                                        Long Lived Assets
                                                --------------------------------
(In thousands)                                      2001       2000       1999
--------------------------------------------------------------------------------
United States                                   $118,455   $122,825   $125,766
Canada                                             2,829      3,511      3,897
Other Foreign                                     18,402     18,885     18,534
--------------------------------------------------------------------------------
Total                                           $139,686   $145,221   $148,197
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

LONG-TERM DEBT

The fair value of the Company's long-term debt is estimated based on quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

INTEREST RATE SWAPS

The fair value of the Company's financial instruments are based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk.

The estimated fair values of the Company's financial instruments are as follows:

December 31, 2001                                    Carrying           Fair
(In thousands)                                        Amount            Value
--------------------------------------------------------------------------------
Cash and cash equivalents                          $   7,496          $   7,496
Marketable securities                                  7,200              7,400
Long-term debt                                      (201,850)          (177,520)
Interest rate swaps                                $  (2,045)         $  (2,045)
--------------------------------------------------------------------------------

December 31, 2000                                   Carrying             Fair
(In thousands)                                       Amount             Value
--------------------------------------------------------------------------------
Cash and cash equivalents                          $   7,699          $   7,699
Marketable securities                                  7,200              7,200
Long-term debt                                     $(163,661)         $(107,174)
--------------------------------------------------------------------------------

17. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three-years ended December 31, 2001 was as follows:

                                                         Real
(In thousands)                         Total            Estate            Other
--------------------------------------------------------------------------------
                      2001            $8,673            $6,508            $2,165
                      2000             9,797             7,217             2,580
                      1999            $8,176            $5,124            $3,052
--------------------------------------------------------------------------------

At December 31, 2001, the Company is obligated to make minimum rental payments (exclusive of real estate taxes and certain other charges) through 2011, under operating leases for real estate, as follows :

(In thousands)
--------------------------------------------------------------------------------
            2002     $6,196                  2005          3,695
            2003      5,392                  2006          3,532
            2004      4,137                  Thereafter    5,417
--------------------------------------------------------------------------------
                                               Total     $28,369



The Company also has lease and sub-lease agreements in place for various properties under its control. The Company expects to receive operating lease payments from lessees during the five years ending December 31, 2002 through 2006 of $1.7 million, $1.0 million, $0.6 million, $0.6 million, and $0.6 million, respectively.

At December 31, 2001, the Company had outstanding letters of credit aggregating approximately $0.5 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

The Company has entered into Change in Control arrangements with two key officers of the Company. In the event of a Change of Control (as defined), each executive will receive severance payments, (as defined), and certain other benefits.

On January 28, 2000, a former significant customer of the Company currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $0.5 million (formerly $19.8 million) of preferential payments in the 90 days prior to the related bankruptcy petition. In addition, this former customer seeks $10.5 million from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the two actions. The Company believes that these matters will not have a material effect on the Company's consolidated financial statements taken as a whole.

                 Standard Motor Products, Inc. and Subsidiaries

--------------------------------------------------------------------------------

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company. In 1986, the Company acquired the business resulting in the assumption by the Company of certain liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed after fifteen years from the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At December 31, 2001, approximately 100 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of this specific matter or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

18. SUBSEQUENT EVENTS (UNAUDITED)

On January 17, 2002 the Company purchased the Temperature Control business of Hartle Industries for approximately $4.8 million. Assets acquired consist primarily of property, plant and equipment, and inventory. The purchase was financed with funds provided under the Company's line of credit. On March 20, 2002, the Company reached a definitive agreement to purchase the aftermarket business of Sagem Inc., a subsidiary of Johnson Controls for approximately $11.5 million. Sagem Inc. is a basic manufacturer of fuel injectors, a product line which prior to the acquisition, the Company has been purchasing. Assets to be acquired consist primarily of property, plant and equipment, and inventory. The purchase which is expected to close within sixty days will be partially financed by the seller (approximately $7 million to be paid over a two year period), with the remaining funds being provided under the Company's line of credit.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)
                                 Dec. 31,  Sept. 30,   June 30,      Mar. 31,
Quarter Ended                      2001      2001        2001          2001
--------------------------------------------------------------------------------
Net Sales                       $101,947    $163,670   $186,911       $155,545
--------------------------------------------------------------------------------
Gross Profit                      25,788      50,193     48,912         44,965
--------------------------------------------------------------------------------
Earnings (loss) before
extraordinary item                (6,330)      3,748      2,275            619
--------------------------------------------------------------------------------
Extraordinary item -
loss on early extinguishment
of debt, net of taxes               --         --        (2,797)           --
--------------------------------------------------------------------------------
Net Earnings (loss)             $ (6,330)   $  3,748   $   (522)      $    619
--------------------------------------------------------------------------------
Net Earnings (loss)
  before extraordinary item
per common share:
Basic                           $  (0.54)   $   0.32   $      0.19    $   0.05
Diluted                         $  (0.54)   $   0.32   $      0.19    $   0.05
--------------------------------------------------------------------------------
Net Earnings (loss)
per common share:
Basic                           $  (0.54)   $   0.32   $     (0.05)   $   0.05
Diluted                         $  (0.54)   $   0.32   $     (0.05)   $   0.05
--------------------------------------------------------------------------------


(In thousands, except per share amounts)

                                 Dec. 31,    Sept. 30,   June 30,    Mar. 31,
Quarter Ended                      2000        2000        2000        2000
--------------------------------------------------------------------------------
Net Sales                        $116,627    $166,065   $ 175,112   $ 146,205
--------------------------------------------------------------------------------
Gross Profit                       33,626      51,160      56,494      46,764
--------------------------------------------------------------------------------
Earnings (loss) before
  extraordinary item               (2,049)      4,858     7,036           385
--------------------------------------------------------------------------------
Extraordinary item -
  loss on early extinguishment
  of debt, net of taxes              --          --          --           501
--------------------------------------------------------------------------------
Net Earnings (loss)              $ (2,049)   $  4,858   $   7,036   $    (116)
--------------------------------------------------------------------------------
Net Earnings (loss)
  before extraordinary item
  per common share:
Basic                            $  (0.18)   $   0.41   $    0.59   $     0.03
Diluted                          $  (0.18)   $   0.40   $    0.54   $     0.03
--------------------------------------------------------------------------------
Net Earnings (loss)
  per common share:
Basic                            $  (0.18)   $   0.41   $    0.59   $    (0.01)
Diluted                          $  (0.18)   $   0.40   $    0.54   $    (0.01)
--------------------------------------------------------------------------------

ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE

               None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                Information relating to Directors and Executive Officers is set forth in the 2002 Annual Proxy Statement.


ITEM 11.        EXECUTIVE COMPENSATION

                Information relating to Management Remuneration and Transactions is set forth in the 2002 Annual Proxy Statement.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

                Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the 2002 Annual Proxy Statement.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Information relating to Certain Relationships and Related Transactions is set forth under "Certain Transactions" in the 2002 Annual Proxy Statement.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K.

14(A).          DOCUMENT LIST
                (1) Among the responses to this Item 14(a) are the following financial statements.

                           Independent Auditors' Report

                           Financial Statements:

                           Consolidated Balance Sheets - December 31, 2001 and 2000

                           Consolidated Statements of Operations
                            - Years Ended December 31, 2001, 2000 and 1999

                           Consolidated Statements of Changes in Stockholders' Equity
                           - Years Ended December 31, 2001, 2000 and 1999

                           Consolidated Statements of Cash Flows-
                           - Years Ended December 31, 2001, 2000 and 1999

                           Notes to Consolidated Financial Statements

                (2) The following financial schedule for the years 2001, 2000 and 1999 is submitted herewith:

                           SCHEDULE

                           Independent Auditors' Report on Schedule

                           II.  Valuation and Qualifying Accounts

                                All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

                (3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K: See "Exhibit Index" beginning on page 26.


14(B).          REPORTS ON FORM 8-K

                No reports on Form 8-K were required to be filed for the three-months ended December 31, 2001.



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

10.22    Form of Fifth Amendment dated August 11, 2000 to the Credit               *
         Agreement dated November 30, 1998 among Standard Motor Products,
         Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian
         Imperial Bank of Commerce.

10.23    Form of Sixth Amendment dated March 14, 2001 to the Credit                *
         Agreement dated November 30, 1998 among Standard Motor Products,
         Inc., Lenders party thereto, The Chase Manhattan Bank and Canadian
         Imperial Bank of Commerce.

10.24    Credit Agreement dated April 27, 2001 among Standard Motor Products,      *
         Inc. and subsidiaries, as Borrowers and GE Capital Corp. as Agent and
         Lender, GMAC Commercial Credit LLC, on Lender and Syndication Agent and
         Bank of America, N.A., as Lender and Documentation Agent.

10.25    The 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc. as    *
         Amended and restated, is filed as Exhibit 4.1 to the Company's
         Registration Statement on Form S-8 (33359524), dated April 25, 2001.

10.26    Supplemental Compensation Plan effective October 1, 2001, filed with      10.26
         this Report.

10.27    Change of Control Agreement dated December 12, 2001 between Standard
         Motor Products, Inc. and John Gethin, filed with Report.                  10.27

10.28    Change of Control Agreement dated December 12, 2001 between               10.28
         Standard Motor Products, Inc. and James Burke, filed with Report.

21.      List of Subsidiaries of Standard Motor Products, Inc.                        34

23       Consent of Independent Auditors KPMG LLP                                     35




*    Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          STANDARD MOTOR PRODUCTS, INC.
                                    (COMPANY)

                                    LAWRENCE I. SILLS
                                    -------------------------------------------
                                    Lawrence I. Sills
                                    Chairman, Chief Executive Officer and
                                    Director

                                    JAMES J. BURKE
                                    -----------------------------
                                    James J. Burke
                                    Vice President, Finance; Chief Financial
                                    Officer


                                    New York, New York
                                    March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated:


March 29, 2002                 LAWRENCE I. SILLS
                               ------------------------
                               Lawrence I. Sills
                               Chairman, Chief  Executive Officer and Director

March 29, 2002                 ARTHUR D. DAVIS
                               ---------------
                               Arthur D. Davis, Vice Chairman and Director

March 29, 2002                 MARILYN F. CRAGIN
                               -------------------------
                               Marilyn F. Cragin, Director

March 29, 2002                 SUSAN F. DAVIS
                               --------------
                               Susan F. Davis, Director

March 29, 2002                 ARTHUR S. SILLS
                               ---------------
                               Arthur S. Sills, Director

March 29, 2002                 PETER J. SILLS
                               --------------
                               Peter J. Sills, Director

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of February 22, 2002, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2001, and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                        KPMG LLP
New York, New York
February 22, 2002




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000 and 1999

                                                                     ADDITIONS
                                         BALANCE AT         CHARGED TO         CHARGED
                                          BEGINNING         COSTS AND         TO OTHER                           BALANCE AT
            DESCRIPTION                    OF YEAR           EXPENSES         ACCOUNTS        DEDUCTIONS        END OF YEAR
            -----------                    -------           --------         --------        ----------        -----------


YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts    $       2,979,000           598,000  $           --   $       660,000   $      2,917,000
  Allowance for discounts                    1,598,000                --              --           153,000          1,445,000
                                       ----------------   ---------------   --------------   --------------    ---------------
                                     $       4,577,000  $        598,000  $           --   $       813,000   $      4,362,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for sales returns          $      17,693,000  $     94,122,000  $           --   $    93,648,000   $     18,167,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for inventory valuation    $      12,930,000  $      4,387,000  $            --  $     3,422,000   $     13,895,000
                                       ================   ===============   ==============   ==============    ===============


YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts    $       2,619,000  $        699,000  $           --   $       339,000   $      2,979,000
  Allowance for discounts                    1,992,000                --                           394,000          1,598,000
                                       ----------------   ---------------   --------------   --------------    ---------------
                                     $       4,611,000  $        699,000  $           --   $       733,000   $      4,577,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for sales returns          $      22,698,000  $    100,403,000  $           --   $   105,408,000   $     17,693,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for inventory valuation    $      13,766,000  $      3,165,000  $            --  $     4,001,000   $     12,930,000
                                       ================   ===============   ==============   ==============    ===============



YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts    $       2,664,000  $      2,387,000  $     611,000    $     3,043,000   $      2,619,000

  Allowance for discounts                    1,861,000                --        131,000              --             1,992,000
                                       ----------------   ---------------   --------------   --------------    ---------------
                                     $       4,525,000  $      2,387,000  $      742,000   $     3,043,000   $      4,611,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for sales returns          $      16,296,000  $    115,749,000  $           --   $   109,347,000   $     22,698,000
                                       ================   ===============   ==============   ==============    ===============

Allowance for inventory valuation    $      18,221,000  $      1,911,000  $      599,000   $     6,965,000   $     13,766,000
                                       ================   ===============   ==============   ==============    ===============
