Form 10-Q
period 2002-03-31
STANDARD MOTOR PRODUCTS INC
filed 2002-05-14
CIK 93389

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     DATE                          CLASS                          SHARES
 OUTSTANDING                 COMMON STOCK, PAR
APRIL 30, 2002             VALUE $2.00 PER SHARE                12,524,519
--------------             ---------------------                ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                 MARCH 31, 2002




                         PART 1 - FINANCIAL INFORMATION



ITEM 1                                                                  PAGE NO.
------                                                                  --------

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001                                       3 & 4

CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS for the three-month periods ended
March 31, 2002 and 2001                                                        5

CONSOLIDATED STATEMENTS OF CASH FLOWS for the
three-month periods ended March 31, 2002 and 2001                              6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                7 - 12

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                      13 - 16

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    16




                           PART II - OTHER INFORMATION


ITEM 1

LEGAL PROCEEDINGS                                                             17

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                              18

SIGNATURE                                                                     18




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                     ASSETS


                                                          March 31,
                                                            2002    December 31,
                                                         (Unaudited)    2001
--------------------------------------------------------------------------------


Current assets:
       Cash and cash equivalents                             $  2,520   $  7,496
       Accounts and notes receivable, net of
         allowance for doubtful accounts and
         discounts of $5,131 (2001 - $4,362) (Note 6)         147,580    117,965
       Inventories (Notes 4 and 6)                            187,391    177,291
       Deferred income taxes                                   12,668     12,316
       Prepaid expenses and other current assets               15,054     13,881
                                                             --------   --------

               Total current assets                           365,213    328,949
                                                             --------   --------

Property, plant and equipment, net of
       accumulated depreciation (Notes 5 and 6)               100,224    101,646

Goodwill, net (Note 3)                                         20,017     38,040
Other assets                                                   37,597     40,794
                                                             --------   --------

               Total assets                                  $523,051   $509,429
                                                             ========   ========












See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              March 31,
                                                                 2002        December 31,
                                                             (Unaudited)         2001
-----------------------------------------------------------------------------------------


Current liabilities:
       Notes payable                                            $     826    $   4,075
       Current portion of long-term debt (Note 6)                   1,766        1,784
       Accounts payable                                            43,785       26,110
       Sundry payables and accrued expenses                        39,005       41,968
       Accrued customer returns                                    18,486       18,167
       Payroll and commissions                                      8,303        8,489
                                                                ---------    ---------


               Total current liabilities                          112,171      100,593
                                                                ---------    ---------

Long-term debt (Note 6)                                           220,260      200,066

Postretirement benefits other than pensions
       and other accrued liabilities                               23,369       23,083
                                                                ---------    ---------



               Total liabilities                                  355,800      323,742
                                                                ---------    ---------


Commitments and contingencies (Notes 6,7,10,12 and 14)

Stockholders' equity (Notes 6,7,9,10,11 and 12 ):
       Common stock - par value $2.00 per share:
               Authorized - 30,000,000 shares, issued and
               outstanding 11,832,015 and 11,823,650 shares
               in 2002 and 2001, respectively)                     26,649       26,649
       Capital in excess of par value                               1,830        1,877
       Retained earnings                                          164,243      183,532
       Accumulated other comprehensive loss                        (2,943)      (3,722)
                                                                ---------    ---------
                                                                  189,779      208,336

       Less:Treasury stock - at cost (1,492,461 and 1,500,826
                    shares in 2002 and 2001, respectively)         22,528       22,649
                                                                ---------    ---------

               Total stockholders' equity                         167,251      185,687
                                                                ---------    ---------

               Total liabilities and stockholders' equity       $ 523,051    $ 509,429
                                                                =========    =========






See accompanying notes to consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          (Dollars in thousands, except for shares and per share data)
                                   (Unaudited)



                                                                 For Three-Months Ended
                                                                         March 31,
                                                                   2002            2001
                                                                   ----            ----

Net sales (Note 2)                                            $    126,080    $    153,960

Cost of sales (Note 2)                                              95,345         117,032
                                                              ------------    ------------
     Gross profit                                                   30,735          36,928

Selling, general and administrative expenses (Note 2)               31,053          32,492
                                                              ------------    ------------
     Operating income(loss)                                           (318)          4,436

Other income (expense) - net                                           668             597

Interest expense                                                     3,462           4,127
                                                              ------------    ------------
     Earnings (loss) before taxes and cumulative effect
        of accounting change                                        (3,112)            906

Income tax expense (benefit)                                          (872)            287
                                                              ------------    ------------
     Earnings (loss) before cumulative effect
        of accounting change                                        (2,240)            619

Cumulative effect of accounting change, net of tax (Note 3)        (15,985)           --
                                                              ------------    ------------
     Net earnings(loss)                                            (18,225)            619

Retained earnings at beginning of period                           183,532         190,253
                                                              ------------    ------------
                                                                   165,307         190,872

Less: cash dividends for period                                      1,064           1,052
                                                              ------------    ------------
Retained earnings at end of period                            $    164,243    $    189,820
                                                              ============    ============
PER SHARE DATA:

Net earnings(loss) per common share - basic:
     Earnings(loss) per share before cumulative effect
       of accounting change                                   $      (0.19)   $       0.05
     Cumulative effect of accounting change                          (1.35)           --
                                                              ------------    ------------
     Net earnings(loss) per common share - basic              $      (1.54)   $       0.05
                                                              ============    ============

Net earnings(loss) per common share - diluted:
     Earnings(loss) per share before cumulative effect
       of accounting change                                   $      (0.19)   $       0.05
     Cumulative effect of accounting change                          (1.35)           --
                                                              ------------    ------------
     Net earnings(loss) per common share - diluted            $      (1.54)   $       0.05
                                                              ============    ============


Average number of common shares                                 11,827,636      11,714,346
                                                              ============    ============
Average number of common and dilutive shares                    11,827,636      11,728,569
                                                              ============    ============


See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                   For the Three-Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                        2002         2001
                                                                    ------------- -----------

   Cash flows from operating activities:
   Net  earnings (loss)                                                  $(18,225)   $    619
   Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
     Depreciation and amortization                                          3,898       4,828
     Gain on sale of property, plant & equipment                             (140)       --
     Equity income from joint ventures                                       (113)       (120)
     Employee stock ownership plan allocation                                 163         133
     Cumulative effect of accounting change, net of tax                    15,985        --

   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                 (29,615)    (44,020)
     Decrease (Increase) in inventories                                    (6,100)     13,369
     Increase in prepaid expenses and other current assets                 (1,335)       (767)
     Decrease in other assets                                               5,748         369
     (Decrease) Increase in accounts payable                               17,675      (6,741)
     Decrease in sundry payables and accrued expenses                      (1,978)     (3,351)
     (Decrease) Increase in other liabilities                                 433        (401)
                                                                         --------    --------

     Net cash used in operating activities                                (13,604)    (36,082)
                                                                         --------    --------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                    513        --
     Capital expenditures                                                  (2,508)     (3,430)
     Payments for acquisitions, net of cash acquired                       (4,831)       (796)
                                                                         --------    --------

     Net cash used in investing activities                                 (6,826)     (4,226)
                                                                         --------    --------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                        17,215      50,151
     Principal payments and retirement of long-term debt                     (288)    (11,515)
     Proceeds from exercise of employee stock options                          74        --
     Dividends paid                                                        (1,064)     (1,052)
                                                                         --------    --------

    Net cash  provided by financing activities                             15,937      37,584
                                                                         --------    --------

 Effect of exchange rate changes on cash                                     (483)       (759)

 Net decrease in cash and cash equivalents                                 (4,976)     (3,483)

 Cash and cash equivalents at beginning of the period                       7,496       7,699
                                                                         --------    --------

 Cash and cash equivalents at end of the period                          $  2,520    $  4,216
                                                                         ========    ========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                            $  4,971    $  4,640
                                                                         ========    ========
     Income taxes                                                        $    121    $    170
                                                                         ========    ========



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Standard Motor Products, Inc. (the "Company") is engaged in the manufacturing and distribution of replacement parts for motor vehicles in the automotive aftermarket industry.

The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 2001.

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

Where appropriate, certain amounts in 2001 have been reclassified to conform with the 2002 presentation.


NOTE 2

On January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Beginning with the first quarter of 2002, such costs are now treated as a reduction of revenue or as cost of sales. As a result, certain costs have been reclassified in the first quarter of 2001 from selling, general and administrative expenses, of approximately $7.5 million. These reclassifications have no effect on net earnings.

NOTE 3

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $16 million, net of tax, or $1.35 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded a charge of $8.6 million and $7.4 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of SFAS No. 142, the Company's earnings (loss) before cumulative effect of accounting change and basic and diluted earnings (loss) per share before cumulative effect of accounting change adjusted to exclude goodwill amortization expense (net of taxes) is as follows:

                                                            For Three-Months Ended
                                                                    March 31,

                          (In thousands, except per share amounts)

                                                              2002         2001
                                                          ----------   ------------

Reported earnings (loss) before
  cumulative effect of accounting change                  $  (2,240)     $     619
Add back: goodwill amortization expense, net of tax            --              608
                                                          ---------      ---------

Adjusted earnings (loss) before cumulative
  effect of accounting change                             $  (2,240)     $   1,227
                                                          =========      =========

Basic earnings (loss) per share:
Reported basic earnings (loss) per share
  before cumulative effect of accounting change           $   (0.19)     $    0.05
Add back: goodwill amortization expense, net of tax            --             0.05
                                                          ---------      ---------

Adjusted basic earnings (loss) per share
  before cumulative effect of accounting change           $   (0.19)     $    0.10
                                                          =========      =========

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share before
cumulative effect of accounting change                    $   (0.19)     $    0.05
Add back: goodwill amortization expense, net of tax            --             0.05
                                                          ---------      ---------

Adjusted diluted earnings (loss) per
  share before cumulative effect of accounting change     $   (0.19)     $    0.10
                                                          =========      =========

NOTE 4
                                   INVENTORIES
                                   -----------
                             (Dollars in Thousands)


                                    March 31, 2002          December 31, 2001
                                       (unaudited)
                                    ---------------         ------------------
   Finished Goods                        $ 150,583                  $ 141,799
   Work in Process                           2,929                      3,155
   Raw Materials                            33,879                     32,337
                                    ---------------         ------------------

         Total inventories                $ 187,391                  $ 177,291
                                    ===============         ==================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5
                          PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)


                                                       March 31, 2002   December 31, 2001
                                                        (unaudited)
                                                       -------------     --------------
   Land, buildings and improvements                    $     60,321      $      60,665
   Machinery and equipment                                  110,506            109,617
   Tools, dies and auxiliary equipment                       18,530             17,815
   Furniture and fixtures                                    27,784             27,643
   Computer software                                         10,309             10,231
   Leasehold improvements                                     7,457              7,450
   Construction in progress                                   7,510              6,440
                                                       -------------     --------------
                                                            242,417            239,861
   Less: accumulated depreciation and amortization          142,193            138,215
                                                       -------------     --------------
        Total property, plant and equipment - net      $    100,224      $     101,646
                                                       =============     ==============


NOTE 6

                                 LONG-TERM DEBT
                             (Dollars in thousands)


                                                     March 31, 2002   December 31, 2001
                                                      (unaudited)
                                                      ------------     --------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures              $   90,000       $     90,000
Revolving credit facility                                 127,254            106,790
Other                                                       4,772              5,060
                                                      ------------     --------------
                                                          222,026            201,850
Less: current portion                                       1,766              1,784
                                                      ------------     --------------
Total non-current portion of
   Long-term debt                                      $  220,260       $    200,066
                                                      ============     ==============


The Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds were used to refinance approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, a senior note of $52 million, a $25 million accounts receivable sale arrangement and a Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

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

In July 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively convert a portion of the Company's variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At March 31, 2002, the Company had two outstanding interest rate swap agreements maturing in January 2003 and 2004, with aggregate notional principal amounts of $75 million. Under these agreements the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million. If, at any time, the swaps are determined to be ineffective, in all or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the period.

NOTE 8

The Company sold certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. entered into a three year agreement whereby it can sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement was terminated in the second quarter of 2001 as part of the new credit facility described in Note 6. At March 31, 2001, net account receivables amounting to $25 million had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable and the related fees and discounting expense were recorded as other expense.

NOTE 9

Total comprehensive loss was $17,446,000 and $320,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

NOTE 10

At March 31 2002, in aggregate 1,312,276 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

NOTE 11

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings (loss) per common share:

                                                                       For Three-Months Ended
                                                                             March 31,
                                                                   ------------------------------
                                                                        2002              2001
                                                                        ----              ----


   Earnings (loss) before cumulative effect of  accounting change    $(2,240,000)        $619,000
   Cumulative effect of accounting change                            (15,985,000)               -
                                                                   ---------------     -----------
   Earnings (loss) available to common stockholders                  (18,225,000)         619,000
                                                                   ---------------     -----------
      Net earnings (loss) available to common
      stockholders assuming dilution                               $ (18,225,000)        $619,000
                                                                   ===============     ===========

   Weighted average common shares                                      11,827,636      11,714,346
   Effect of stock options                                                      -          14,223
                                                                   ---------------     -----------
     Weighted average common
     equivalent shares outstanding
     assuming dilution                                                 11,827,636      11,728,569
                                                                   ===============     ===========


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                                                    For Three-Months Ended
                                                          March 31,
                                                 ---------------------------
                                                    2002              2001
                                                    ----              ----

   Stock options                                    720,752         1,139,075
   Convertible debentures                         2,796,120         2,796,120
                                                ============     =============

NOTE 12

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. As of March 31, 2002, 75,000 shares have been released from the trust. During April of 2002, the Company committed 75,000 shares to be released leaving 600,000 shares remaining in the trust.

NOTE 13

The Company's two reportable operating segments are Engine Management and Temperature Control.


                                                      Industry Segment
                                                   (Dollars in thousands)
                                            For the three-months ended March 31,
                             ------------------------------------------------------------------
                                        2002                              2001
                             ------------------------------------------------------------------
                                             OPERATING                         OPERATING INCOME
                             NET SALES      INCOME(LOSS)        NET SALES
Engine Management             $ 67,979           $ 7,140        $  72,793              $ 6,724
Temperature Control             49,084            (2,148)          71,613                  599
All Other                        9,017            (5,310)           9,554               (2,887)
                             ----------     --------------     -----------     -----------------
Consolidated                  $126,080           $  (318)       $ 153,960              $ 4,436
                             ==========     ==============     ===========     =================

All other consists of items pertaining to European and Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The carrying value of goodwill for the Company's segments as of March 31, 2002 were as follows:

                (In Thousands)

                Engine Management                                $ 10,490
                Temperature Control                                 4,822
                All Other                                           4,705
                                                            --------------
                           Goodwill, net                         $ 20,017
                                                            ==============


NOTE 14

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 (CONTINUED)


The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company. In 1986, the Company acquired the business resulting in the assumption by the Company of certain liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed after fifteen years from the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At March 31, 2002, approximately 240 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of this specific matter or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2002, cash used in operations amounted to $13.6 million, as compared to $36.1 million in the same period of 2001. The decrease is primarily attributable to lower accounts receivable as a result of the decline in net sales and an increase in accounts payable. This decrease was partially offset by an increase in inventory in our Temperature Control Segment due to the seasonal nature of the business.

Cash used in investing activities was $6.8 million in the first quarter of 2002, as compared to $4.2 million in the same period of 2001. The increase is primarily due to the acquisition of assets from Hartle Industries. Assets acquired consist primarily of property plant and equipment, and inventory. The purchase was financed with funds provided under the Company's line of credit.

In December 2001, the Company signed a letter of intent to acquire Carol Cable Limited, a manufacturer and distributor of wire sets, based in England, for approximately $1.7 million. Assets consist primarily of property plant and equipment, and inventory. The purchase was completed in April 2002 with funds provided under the Company's line of credit.

On March 20, 2002, the Company reached a definitive agreement to purchase the aftermarket fuel injector business of Sagem Inc., a subsidiary of Johnson Controls, for approximately $11.5 million. Sagem Inc. is a basic manufacturer of fuel injectors, a product line which prior to the acquisition, the Company has been purchasing. Assets to be acquired consist primarily of property, plant and equipment, and inventory. The purchase which is expected to close in May will be partially financed by the seller (approximately $7 million to be paid over a two year period), with the remaining funds being provided under the Company's line of credit.

Cash provided by financing activities was $15.9 million in the first quarter of 2002, as compared to $37.6 million in the same period of 2001. The change is primarily due to decreased borrowings under the Company's line of credit which reflects the Company's focus on reducing capital employed in the business.

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

The Company's profitability and its working capital requirements have become more seasonal with the sales mix of temperature control products. Working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. The Company anticipates that its present sources of funds will continue to be adequate to meet its near term needs.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of March 31, 2002, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the first quarters of 2002 and 2001, the Company did not repurchase any shares of its common stock.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTHS ENDED MARCH 31, 2002
TO THE THREE-MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

On a consolidated basis, net sales in the first quarter of 2002 were $126.1 million, a decrease of $27.9 million, or 18%, as compared to the first quarter of 2001. The sales shortfall was primarily in Temperature Control products. In the first quarter of 2001, there was a large opening order to a new retail account not repeated in 2002; there was a partial loss of business at another major retailer; and some shortfall in other pre-season orders as distributors continue to work off inventories carried forward from previous cool summers. Engine Management net sales were slightly below the first quarter of 2001 and are anticipated to recover in the second quarter as the Company begins shipping new business estimated between $15 to $20 million on an annualized basis.

Reported gross margins for the quarter reflected only a slight improvement from 24% to 24.4%. Excluding the impact of certain reclassifications required under the guidelines of the Emerging Issues Task Force (See Note 2 in the Notes to the Consolidated Financial Statements) gross margins improved approximately 1.3 percentage points over 2001 as a result of price increases and higher production levels. Gross margins should continue to improve as production levels are more closely aligned to shipping levels as compared to the significant inventory reduction program in 2001.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $16 million, net of tax, or $1.35 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded a charge of $8.6 million and $7.4 million, respectively.

Selling, general and administrative expenses decreased by $1.4 million to $31.1 million in the first quarter of 2002, as compared to $32.5 million in the first quarter of 2001. This decrease is primarily due to the elimination of goodwill amortization expense in the first quarter of 2002 of approximately $0.9 million. Also contributing to the decrease are reduced costs associated with lower shipping levels and the Company's focus on cost reduction.

Operating income decreased by $4.8 million in the first quarter of 2002, as compared to the first quarter of 2001, primarily due to the decline in net sales, as discussed above.

Other income, net, increased slightly in the first quarter of 2002 due to the elimination of fees related to the sale of accounts receivable agreement.

Interest expense decreased by 0.7 million in the first quarter 2002 as compared to the same period in 2001, due to lower average borrowings and lower interest rates.

The effective tax rate decreased from 32% in the first quarter of 2001 to 28% in first quarter of 2002, due to a decrease in earnings from the Company's domestic subsidiaries. The 28% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2002, the Company has a valuation allowance of $14.2 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. The Company has exchange rate exposure primarily with respect to the Canadian Dollar and the British Pound. The Company's exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than a subsidiary's functional currency. Similarly, the Company is exposed to market risk as the result of changes in interest rates which may affect the cost of its financing. It is the Company's policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its debt portfolio. To manage a portion of its exposure to interest rate changes, the Company has entered into interest rate swap agreements, see Note 7 of Notes to Consolidated Financial Statements. The Company invests its excess cash in highly liquid short-term investments. As a result of the Company's refinancing agreement during the second quarter 2001, as described in Note 6 of Notes to Consolidated Financial Statements, the Company's percentage of variable rate debt to total debt is 56% at December 31, 2001 and 59% at March 31, 2002.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company. In 1986, the Company acquired the business resulting in the assumption by the Company of certain liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed after fifteen years from the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At March 31, 2002, approximately 240 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of this specific matter or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



 (a)      EXHIBIT(S)
          ----------

            None


 (b)      REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed for this period.






                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 STANDARD MOTOR PRODUCTS, INC.
                                                 -----------------------------
                                                        (Registrant)






MAY 14, 2002                                      JAMES J. BURKE
------------                                      ---------------------------
  (Date)                                            Vice President Finance,
                                                    Chief Financial Officer