Form 10-Q
period 2002-06-30
STANDARD MOTOR PRODUCTS INC
filed 2002-08-14
CIK 93389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         (Mark One)
         [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

         [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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


         As of July 31, 2002, there were 12,556,176 outstanding shares of the registrant's $2.00 par value common stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


                                      INDEX


                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1                                                                   PAGE

CONSOLIDATED BALANCE SHEETS at
June 30, 2002  (Unaudited) and December 31, 2001                           3

CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS (Unaudited) for the three-month and six-month
periods ended June 30, 2002 and 2001                                       5

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) for the
six-month periods ended June 30, 2002 and 2001                             6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                     7

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       13

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                17




                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1

LEGAL PROCEEDINGS                                                         18

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       18

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                          19

SIGNATURE                                                                 19



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                     ASSETS
                                     ------

                                                                       June 30,
                                                                         2002          December 31,
                                                                       (Unaudited)        2001
--------------------------------------------------------------------------------------------------

Current assets:
      Cash and cash equivalents                                          $ 3,586          $ 7,496
      Accounts and notes receivable, net of
        allowance for doubtful accounts and
        discounts of $6,245 (2001 - $4,362) (Note 6)                     207,474          117,965
      Inventories (Notes 4 and 6)                                        172,491          177,291
      Deferred income taxes                                               12,847           12,316
      Prepaid expenses and other current assets                           15,504           13,881
                                                                      -----------      -----------

            Total current assets                                         411,902          328,949
                                                                      -----------      -----------

Property, plant and equipment, net of
      accumulated depreciation (Notes 5 and 6)                           109,242          101,646

Goodwill, net (Note 3)                                                    20,017           38,040
Other assets                                                              37,516           40,794
                                                                      -----------      -----------

            Total assets                                                $578,677         $509,429
                                                                      ===========      ===========








See accompanying notes to unaudited consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (in thousands, except shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                         June 30,
                                                                          2002        December 31,
                                                                       (Unaudited)        2001
--------------------------------------------------------------------------------------------------

Current liabilities:
      Notes payable                                                      $ 3,421          $ 4,075
      Current portion of long-term debt (Note 6)                           4,387            1,784
      Accounts payable                                                    46,547           26,110
      Sundry payables and accrued expenses                                49,681           41,968
      Accrued customer returns                                            21,584           18,167
      Payroll and commissions                                             11,304            8,489
                                                                      -----------      -----------


            Total current liabilities                                    136,924          100,593
                                                                      -----------      -----------

Long-term debt (Note 6)                                                  242,953          200,066

Postretirement benefits other than pensions
      and other accrued liabilities                                       24,104           23,083
                                                                      -----------      -----------

            Total liabilities                                            403,981          323,742
                                                                      -----------      -----------



Commitments and contingencies (Notes 6,7,10,12 and 14)

Stockholders' equity (Notes 6,7,9,10,11 and 12 ):
      Common stock - par value $2.00 per share:
            Authorized - 30,000,000 shares, issued and
            outstanding 11,946,010 and 11,823,650 shares
            in 2002 and 2001, respectively)                               26,649           26,649
      Capital in excess of par value                                       1,738            1,877
      Retained earnings                                                  168,630          183,532
      Accumulated other comprehensive loss                                (1,519)          (3,722)
                                                                      -----------      -----------
                                                                         195,498          208,336

      Less:Treasury stock - at cost (1,378,466 and 1,500,826
            shares in 2002 and 2001, respectively)                        20,802           22,649
                                                                      -----------      -----------

            Total stockholders' equity                                   174,696          185,687
                                                                      -----------      -----------

            Total liabilities and stockholders' equity                  $578,677         $509,429
                                                                      ===========      ===========







See accompanying notes to unaudited consolidated financial statements.





                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
                (in thousands, except shares and per share data)




                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                         June 30,
                                                                -----------------------------    -----------------------------
                                                                    2002            2001             2002            2001
                                                                -------------   -------------    -------------   -------------

Net sales (Note 2)                                                 $ 179,329       $ 181,914        $ 305,409       $ 335,874

Cost of sales (Note 2)                                               133,796         141,336          229,141         258,368
                                                                -------------   -------------    -------------   -------------

     Gross profit                                                     45,533          40,578           76,268          77,506

Selling, general and administrative expenses (Note 2)                 34,227          32,070           65,280          64,562
                                                                -------------   -------------    -------------   -------------

     Operating income                                                 11,306           8,508           10,988          12,944

Other income (expense) - net                                              88            (138)             756             459

Interest expense                                                       3,809           5,040            7,271           9,167
                                                                -------------   -------------    -------------   -------------

     Earnings before taxes, extraordinary item and
        cumulative effect of accounting change                         7,585           3,330            4,473           4,236

Income taxes                                                           2,124           1,055            1,252           1,342
                                                                -------------   -------------    -------------   -------------

     Earnings before extraordinary item and cumulative
        effect of accounting change                                    5,461           2,275            3,221           2,894

Extraordinary item, net of tax                                             -          (2,797)               -          (2,797)

Cumulative effect of accounting change, net of tax (Note 3)                -               -          (15,985)              -
                                                                -------------   -------------    -------------   -------------

     Net earnings(loss)                                                5,461            (522)         (12,764)             97

Retained earnings at beginning of period                             164,243         189,820          183,532         190,253
                                                                -------------   -------------    -------------   -------------

                                                                     169,704         189,298          170,768         190,350

Less: cash dividends for period                                        1,074           1,059            2,138           2,111
                                                                -------------   -------------    -------------   -------------

Retained earnings at end of period                                 $ 168,630       $ 188,239        $ 168,630       $ 188,239
                                                                =============   =============    =============   =============

Per share data:

Net earnings(loss) per common share - basic:
     Earnings(loss) per share before extraordinary item and
       cumulative effect of accounting change                         $ 0.46          $ 0.19           $ 0.27          $ 0.25
     Extraordinary Item                                                    -           (0.24)               -           (0.24)
     Cumulative effect of accounting change                                -               -            (1.35)              -
                                                                -------------   -------------    -------------   -------------
     Net earnings(loss) per common share - basic                      $ 0.46         $ (0.05)         $ (1.08)         $ 0.01
                                                                =============   =============    =============   =============

Net earnings(loss) per common share - diluted:
     Earnings(loss) per share before extraordinary item and
       cumulative effect of accounting change                         $ 0.43          $ 0.19           $ 0.27          $ 0.25
     Extraordinary Item                                                    -           (0.24)               -           (0.24)
     Cumulative effect of accounting change                                -               -            (1.34)              -
                                                                -------------   -------------    -------------   -------------
     Net earnings(loss) per common share - diluted                    $ 0.43         $ (0.05)         $ (1.07)         $ 0.01
                                                                =============   =============    =============   =============


Weighted average number of common shares outstanding - basic      11,918,439      11,781,383       11,873,288      11,748,050
                                                                =============   =============    =============   =============

Weighted average number of common and common
    equivalent shares - diluted                                   14,840,360      11,850,421       11,984,935      11,782,444
                                                                =============   =============    =============   =============



See accompanying notes to unaudited consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                      -----------------------------
                                                                                         2002              2001
                                                                                      ------------      -----------

   Cash flows from operating activities:
   Net  earnings (loss)                                                                 $ (12,764)            $ 97

   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Depreciation and amortization                                                          7,872            9,570
     Gain on sale of property, plant & equipment                                             (140)               -
     Equity income from joint ventures                                                       (263)            (233)
     Employee stock ownership plan allocation                                                 584              352
     Cumulative effect of accounting change, net of tax                                    15,985                -
     Extraordinary loss on repayment of debt                                                    -            3,772

   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                                 (88,527)        (108,154)
     Decrease in inventories                                                               10,290           47,370
     Increase in prepaid expenses and other current assets                                 (1,776)            (568)
     Decrease (Increase) in other assets                                                    5,983           (7,694)
     Increase (Decrease) in accounts payable                                               19,955           (9,942)
     Increase (Decrease) in sundry payables and accrued expenses                            9,353           (1,151)
     Increase in other liabilities                                                          7,129            7,952
                                                                                      ------------      -----------

     Net cash used in operating activities                                                (26,319)         (58,629)
                                                                                      ------------      -----------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                    513                -
     Capital expenditures                                                                  (4,275)          (8,691)
     Payments for acquisitions, net of cash acquired                                      (17,715)          (1,069)
                                                                                      ------------      -----------

     Net cash used in investing activities                                                (21,477)          (9,760)
                                                                                      ------------      -----------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                        40,004          159,983
     Net borrowings (payments) of long-term debt                                            4,832          (94,227)
     Proceeds from exercise of employee stock options                                         412              216
     Dividends paid                                                                        (2,138)          (2,111)
                                                                                      ------------      -----------

    Net cash  provided by financing activities                                             43,110           63,861
                                                                                      ------------      -----------

 Effect of exchange rate changes on cash                                                      776              (47)

 Net decrease in cash and cash equivalents                                                 (3,910)          (4,575)

 Cash and cash equivalents at beginning of the period                                       7,496            7,699
                                                                                      ------------      -----------

 Cash and cash equivalents at end of the period                                           $ 3,586          $ 3,124
                                                                                      ============      ===========



 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                             $ 7,266          $ 7,745
                                                                                      ============      ===========
     Income taxes                                                                           $ 324          $ 1,236
                                                                                      ============      ===========




See accompanying notes to unaudited consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

Standard Motor Products, Inc. (the "Company") is engaged in the manufacturing and distribution of replacement parts for motor vehicles in the automotive aftermarket industry.

The accompanying unaudited financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the year ended December 31, 2001.

The unaudited consolidated financial statements include the accounts of the Company and all domestic and international companies in which the Company has more than a 50% equity ownership. The Company's investments in unconsolidated affiliates are accounted for on the equity method. All significant inter-company items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Where appropriate, certain reclassifications have been made to the 2001 unaudited consolidated financial statements to conform with the 2002 presentation.


NOTE 2

On January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Beginning with the first quarter of 2002, such costs are now treated as a reduction of revenue or as cost of sales. As a result, certain costs have been reclassified during the first three and six months of 2001 from selling, general and administrative expenses, of approximately $8.7 million and $16.2 million, respectively. These reclassifications had no effect on net earnings.

NOTE 3

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $16 million, net of tax, or $1.35 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded charges of $8.6 million and $7.4 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon adoption of SFAS No. 142, the Company's earnings before cumulative effect of accounting change and extraordinary item for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of taxes) are as follows:


                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                            ---------------------------    --------------------------
            (In thousands, except per share amounts)              2002            2001       2002            2001
                                                            ----------- -- ------------    ---------- --- -----------

   Reported earnings before extraordinary item and
     cumulative effect of accounting change                    $ 5,461         $ 2,275      $ 3,221        $ 2,894
   Add back: goodwill amortization expense, net of tax          -                  612         -           $ 1,220
                                                            -----------    ------------    ----------     -----------

   Adjusted earnings before extraordinary item and
     cumulative effect of accounting change                    $ 5,461         $ 2,887      $ 3,221        $ 4,114
                                                            ===========    ============    ==========     ===========

   Basic earnings per share:
   Reported basic earnings per share before
     extraordinary item and cumulative effect of
     accounting change                                          $ 0.46          $ 0.19      $ 0.27          $ 0.25
   Add back: goodwill amortization expense, net of tax          -                 0.05         -              0.10
                                                            -----------    ------------    ----------     -----------

   Adjusted basic earnings per share before
     extraordinary item and cumulative effect of
     accounting change                                          $ 0.46          $ 0.24      $ 0.27          $ 0.35
                                                            ===========    ============    ==========     ===========

   Diluted earnings per share:
   Reported diluted earnings per share before
     extraordinary item and cumulative effect of
     accounting change                                          $ 0.43          $ 0.19      $ 0.27          $ 0.25
   Add back: goodwill amortization expense, net of tax          -                 0.05         -              0.10
                                                            -----------    ------------    ----------     -----------

   Adjusted diluted earnings per share before
     extraordinary item and cumulative effect of
     accounting change                                          $ 0.43          $ 0.24      $ 0.27          $ 0.35
                                                            ===========    ============    ==========     ===========


NOTE 4
                                   INVENTORIES
                                 (in thousands)


                                           June 30, 2002    December 31, 2001
                                             (unaudited)
                                          ---------------- -------------------
   Finished Goods                              $ 136,687            $ 141,799
   Work in Process                                 3,188                3,155
   Raw Materials                                  32,616               32,337
                                          ---------------  -------------------

                     Total inventories         $ 172,491            $ 177,291
                                          ===============  ===================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 5


                          PROPERTY, PLANT AND EQUIPMENT
                          -----------------------------
                                 (in thousands)

                                                              June 30, 2002          December 31, 2001
                                                                (unaudited)
                                                       ---------------------     ----------------------
   Land, buildings and improvements                            $     66,023              $      60,665
   Machinery and equipment                                          117,034                    109,617
   Tools, dies and auxiliary equipment                               19,143                     17,815
   Furniture and fixtures                                            27,951                     27,643
   Computer software                                                 10,309                     10,231
   Leasehold improvements                                             7,438                      7,450
   Construction in progress                                           8,355                      6,440
                                                       ---------------------     ----------------------
                                                                    256,253                    239,861
   Less: accumulated depreciation and amortization                  147,011                    138,215
                                                       ---------------------     ----------------------
            Total property, plant and equipment - net          $    109,242              $     101,646
                                                       =====================     ======================


NOTE 6



                                 LONG-TERM DEBT
                                 --------------
                                 (in thousands)

                                                                     June 30, 2002          December 31, 2001
                                                                       (unaudited)
                                                                -------------------     ----------------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures                               $   90,000               $     90,000
Revolving credit facility                                                  147,448                    106,790
Other                                                                        9,892                      5,060
                                                                -------------------     ----------------------
                                                                           247,340                    201,850
Less: current portion                                                        4,387                      1,784
                                                                -------------------     ----------------------
Total non-current portion of
   Long-term debt                                                       $  242,953               $    200,066
                                                                ===================     ======================


Effective April 27, 2001, the Company entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds were used to refinance approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, a senior note of $52 million, a $25 million accounts receivable sale arrangement and a Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90 million. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Convertible Debentures are convertible into 2,796,000 shares of the Company's common stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

In July 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively convert a portion of the Company's variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At June 30, 2002, the Company had two outstanding interest rate swap agreements maturing in January 2003 and 2004, with aggregate notional principal amounts of $75 million. Under these agreements the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million. If, at any time, the swaps are determined to be ineffective, in all or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the period.

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

NOTE 9

Total comprehensive income (loss) was $6,885,000 and $213,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $(10,560,000) and $(107,000) for the six-month periods ended June 30, 2002 and 2001, respectively.

NOTE 10

During the six-month period ended June 30, 2002, 42,840 stock options were exercised. At June 30, 2002, an aggregate of 1,277,440 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 923,695 shares were subject to outstanding options. 751,039 shares of these outstanding options were vested at June 30, 2002.

NOTE 11

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and diluted net earnings (loss) per common share:



                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                      -------------------------------------------------------------------
                                                          2002               2001              2002               2001
                                                          ----               ----              ----               ----

   Earnings before extraordinary item and
   cumulative effect of accounting change               $ 5,461,000       $ 2,275,000         $ 3,221,000      $ 2,894,000
     Extraordinary item                                    --             (2,797,000)           --             (2,797,000)
     Cumulative effect of accounting change                --                 --             (15,985,000)          --
                                                      --------------     -------------    ----------------    -------------
   Earnings available to common stockholders              5,461,000         (522,000)        (12,764,000)           97,000
   Effect of convertible debentures                         911,250           --                --                 --
                                                      --------------     -------------    ----------------    -------------
      Net earnings available to common
        stockholders assuming dilution                  $ 6,372,250       $ (522,000)       $(12,764,000)        $  97,000
                                                      ==============     =============    ================    =============

   Weighted average common shares outstanding            11,918,439        11,781,383          11,873,288       11,748,050
   Effect of convertible debentures                       2,796,120           --                --                 --
   Effect of stock options                                  125,801            69,038             111,647           34,394
                                                      --------------     -------------    ----------------    -------------
      Weighted average common
        equivalent shares outstanding
        assuming  dilution                               14,840,360        11,850,421          11,984,935       11,782,444
                                                      ==============     =============    ================    =============


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.


                                     Three Months Ended                   Six Months Ended
                                          June 30,                            June 30,
                               --------------------------------     ---------------------------------
                                   2002              2001                2002              2001
                                   ----              ----                ----              ----

   Stock options                    566,574        634,074                 566,574           762,229
   Convertible debentures           --            2,796,120              2,796,120         2,796,120
                               =============    ===============     ===============    ==============


NOTE 12

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. As of June 30, 2002, 150,000 shares have been released from the trust leaving 600,000 shares remaining in the trust.

NOTE 13

The Company's two reportable operating segments are Engine Management and Temperature Control.



                                                                   (in thousands)
                                                            Three months ended June 30,
                                       -----------------------------------------------------------------------
                                                       2002                                2001
                                       ------------------------------------- ---------------------------------
                                                             Operating                            Operating
                                         Net Sales            Income           Net Sales           Income
                                       ---------------     --------------    ---------------    --------------
Engine Management                             $82,975            $13,132            $74,318            $5,632
Temperature Control                            84,799              3,931             97,291             5,540
All Other                                      11,555            (5,757)             10,305           (2,664)
                                       ---------------     --------------    ---------------    --------------
Consolidated                                 $179,329            $11,306           $181,914            $8,508
                                       ===============     ==============    ===============    ==============


                                                                   (in thousands)
                                                             Six months ended June 30,
                                       -----------------------------------------------------------------------
                                                       2002                                2001
                                       ------------------------------------- ---------------------------------
                                                             Operating                            Operating
                                         Net Sales            Income           Net Sales           Income
                                       ---------------     --------------    ---------------    --------------
Engine Management                            $150,954            $20,272           $147,111           $12,356
Temperature Control                           133,883              1,783            168,904             6,139
All Other                                      20,572           (11,067)             19,859           (5,551)
                                       ---------------     --------------    ---------------    --------------
Consolidated                                 $305,409            $10,988           $335,874           $12,944
                                       ===============     ==============    ===============    ==============


All Other consists of items pertaining to European and Canadian operations and the Corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The carrying value of goodwill for the Company's segments as of June 30, 2002 were as follows:

                                               (in thousands)

              Engine Management                      $ 10,490
              Temperature Control                       4,822
              All Other                                 4,705
                                            ------------------
                       Goodwill, net                 $ 20,017
                                            ==================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 14

On January 28, 2000, a former significant customer of the Company which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $0.5 million (formerly $19.8 million) of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. In addition, this former customer seeks $10.5 million from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the actions. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. The Company believes that these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company. In 1986, the Company acquired this business resulting in the assumption by the Company of certain future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed fifteen years or more after the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At June 30, 2002, approximately 500 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of these matters or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

This Management's Discussion and Analysis contains forward-looking statements. Forward-looking statements in this report are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects" and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to a number of factors, including economic and market conditions; the performance of the aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers' programs; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the Securities and Exchange Commission. Those forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first six months of 2002, cash used in operations amounted to $26.3 million, as compared to $58.6 million in the same period of 2001. The decrease is primarily attributable to lower accounts receivable as a result of the decline in net sales and an increase in accounts payable.

Cash used in investing activities was $21.5 million in the first six months of 2002, as compared to $9.8 million in the same period of 2001. The increase is primarily due to acquisitions, partially offset by decreases in capital expenditures. Assets acquired consist primarily of property, plant and equipment, receivables and inventory. All acquisitions were financed with funds provided under the Company's revolving credit facility.

In January 2002, the Company acquired the assets of a Temperature Control business from Hartle Industries for $4.8 million. The assets consist primarily of property, plant and equipment, and inventory. In April 2002, the Company acquired Carol Cable Limited, a manufacturer and distributor of wire sets, based in England, for $1.7 million. Assets consist primarily of property, plant and equipment, and inventory. In May 2002, the Company purchased the aftermarket fuel injector business of Sagem Inc., a subsidiary of Johnson Controls, for $10.5 million. Sagem Inc. is a basic manufacturer of fuel injectors, and was the primary supplier to the Company prior to its acquisition. Assets acquired consist primarily of property, plant and equipment, and inventory. The purchase was partially financed by the seller ($5.4 million to be paid over a two year period), with the remaining funds being provided under the Company's revolving credit facility.

Cash provided by financing activities was $43.1 million in the first six months of 2002, as compared to $63.9 million in the same period of 2001. The decreased borrowings reflect the Company's focus on reducing capital employed in the business.

Effective April 27, 2001, the Company entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The former unsecured revolving credit facility was set to expire on November 30, 2001. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds have been used to refinance approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, a 7.56% senior note of $52 million, a $25 million accounts receivable sale arrangement and the Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.

Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limitations or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

The Company's profitability and its working capital requirements have become more seasonal with the sales mix of temperature control products. Working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our revolving credit facility. The Company anticipates that its present sources of funds will continue to be adequate to meet its near term needs.

--------------------------------------------

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in the aggregate) of common stock was repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of June 30, 2002, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the first six months of 2002 and 2001, the Company did not repurchase any shares of its common stock.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE THREE-MONTHS ENDED JUNE 30, 2002 TO THE
----------------------------------------------------------
THREE-MONTHS ENDED JUNE 30, 2001
--------------------------------

On a consolidated basis, net sales in the second quarter of 2002 were $179.3 million, as compared to $181.9 million in the second quarter of 2001. The sales shortfall was attributable to decreased sales of Temperature Control products, which were partially offset by sales increases in Engine Management products. Temperature Control net sales were down $12.5 million due to a combination of a loss of a few locations at a major retailer and a continued reduction of distributor inventories, as those distributors work off inventory left over from previous mild summer seasons. Engine Management net sales recovered in the second quarter, with new business orders increasing net sales by $8.7 million over the comparable period in 2001.

Reported gross margins as a percentage of net sales, improved 3.1 percentage points to 25.4% in the second quarter of 2002 from 22.3% in the comparable quarter of 2001. The improvement in gross margins is primarily the result of price increases and higher production levels. Gross margins should continue to improve as production levels are more closely aligned to shipping levels as compared to the significant inventory reduction program in 2001.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. The adoption of the new accounting standard eliminated goodwill amortization expense of $0.6 million after tax for the second quarter of 2002.

Selling, general and administrative expenses increased to $34.2 million in the second quarter of 2002, as compared to $32.1 million in the second quarter of 2001. The increase is attributable to insurance, product liability and employee benefit costs.

Operating income increased by $2.8 million in the second quarter of 2002, as compared to the second quarter of 2001, primarily due to improvements in gross margins, as discussed above.

Interest expense decreased by $1.2 million in the second quarter 2002 as compared to the same period in 2001, due to lower average borrowings and lower interest rates.

The effective tax rate decreased from 32% in the second quarter of 2001 to 28% in second quarter of 2002, due to a decrease in earnings from the Company's domestic subsidiaries. The 28% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

COMPARISON OF THE SIX-MONTHS ENDED JUNE 30, 2002 TO THE
--------------------------------------------------------
SIX-MONTHS ENDED JUNE 30, 2001
------------------------------

On a consolidated basis, net sales for the six-month period ended June 30, 2002 were $305.4 million, a decrease of $30.5 million, or 9.1%, as compared to the same period in 2001. The decrease resulted primarily from the sales shortfall in Temperature Control from earlier in the year, partially offset by improvements in sales in Engine Management, as previously discussed.

Gross margins, as a percentage of net sales, increased 1.9 percentage points to 25.0% for the six-months ended June 30, 2002 from 23.1% in the same period of 2001. The improvement in gross margins reflects the return to more normal production levels as the aggressive and successful inventory reduction campaign in 2001 is now benefiting 2002.

Selling, general and administrative expenses increased to $65.3 million for the six-month period ended June 30, 2002, as compared to $64.6 million in the same period of 2001. The increase is attributable to insurance, product liability and employee benefit costs.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $16 million, net of tax, or $1.35 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded charges of $8.6 million and $7.4 million, respectively. The adoption of the new accounting standard eliminated goodwill amortization expense of $1.2 million after tax for the first six months of 2002.

INTERIM RESULTS OF OPERATIONS
-----------------------------
COMPARISON OF THE SIX-MONTHS ENDED JUNE 30, 2002 TO THE SIX-MONTHS
------------------------------------------------------------------
ENDED JUNE 30, 2001 (CONTINUED)
-------------------------------

Operating income decreased by $2.0 million for the six-month period ended June 30, 2002, as compared to the same period of 2001, primarily due to the lower net sales, as discussed above.

Interest expense decreased $1.9 million for the six-month period ended June 30, 2002 as compared to the same period in 2001, due to lower average borrowings and lower interest rates.

The effective tax rate decreased from 32% for the first six-months of 2001 to 28% for the first six-months of 2002, due to a decrease in earnings from the Company's domestic subsidiaries. The 28.0% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles, from both our Engine Management and Temperature Control Divisions. The Company recognizes revenue from product sales upon shipment to customers. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2002, the Company has a valuation allowance of $14.2 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events and circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Additionally, this standard broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of the business. The Company adopted the provisions of Statement No. 144 as of January 1, 2002. The adoption had no effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associates with Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement 146. Statement 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, Statement 146 will have no effect on the restructuring costs recorded or expected to be recorded by the Company in the second and third quarters of 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its debt portfolio. To manage a portion of its exposure to interest rate changes, the Company has entered into interest rate swap agreements, see Note 7 of Notes to Consolidated Financial Statements (Unaudited). The Company invests its excess cash in highly liquid short-term investments. As a result of the Company's refinancing agreement during the second quarter of 2001, as described in Note 6 of Notes to Consolidated Financial Statements (Unaudited), the Company's percentage of variable rate debt to total debt is 56% at December 31, 2001 and 62% at June 30, 2002.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION
---------------------------


ITEM 1. LEGAL PROCEEDINGS
-------------------------

On January 28, 2000, a former significant customer of the Company which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $0.5 million (formerly $19.8 million) of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. In addition, this former customer seeks $10.5 million from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the actions. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. The Company believes that these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company. In 1986, the Company acquired this business resulting in the assumption by the Company of certain future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed fifteen years or more after the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At June 30, 2002, approximately 500 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of these matters or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a)      May 23, 2002  Annual Meeting

(b)      Directors Elected          --      Lawrence I. Sills
                                            Arthur D. Davis
                                            Susan F. Davis
                                            William H. Turner
                                            John L. Kelsey
                                            Frederick D. Sturdivant
                                            Marilyn F. Cragin
                                            Arthur S. Sills
                                            Peter J. Sills
                                            Robert M. Gerrity
                                            Kenneth A. Lehman

(c)      Proposals voted upon:

(I)      Election of Directors:

                                         VOTES FOR      VOTES WITHHELD
                                         ---------      --------------

         Lawrence I. Sills               8,945,397         2,670,606
         Arthur D. Davis                 9,119,774         2,496,229
         Susan F. Davis                  9,120,156         2,495,847
         William H. Turner               9,120,488         2,495,515
         John L. Kelsey                  9,120,388         2,495,615
         Frederick D. Sturdivant         9,120,488         2,495,515
         Marilyn F. Cragin               9,120,203         2,495,800
         Arthur S. Sills                 9,119,793         2,496,210
         Peter J. Sills                  9,120,145         2,495,857
         Robert M. Gerrity               9,120,488         2,495,515
         Kenneth A. Lehman               9,120,688         2,495,315

         (2)   Shareholder Proposal Concerning Preferred Share Purchase Rights

                 VOTED FOR         VOTED AGAINST      ABSTAINED
                 ---------         -------------      ---------

                 3,502,947           7,468,195         40,234

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



 (a)      EXHIBIT(S)
          ----------

         NUMBER                   DESCRIPTION
         ------                   -----------

         99.1       Certification of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
         99.2       Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002


 (b)      REPORTS ON FORM 8-K
 ---      -------------------

          There were no reports on Form 8-K filed for this period.






                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            STANDARD MOTOR PRODUCTS, INC.
                                            -----------------------------
                                                    (Registrant)






AUGUST 14, 2002                                 JAMES J. BURKE
---------------                              -----------------------------
  (Date)                                       Vice President Finance,
                                               Chief Financial Officer