Form 10-Q
period 2002-09-30
STANDARD MOTOR PRODUCTS INC
filed 2002-11-13
CIK 93389

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


           As of October 31, 2002, there were 12,557,009 outstanding shares of the registrant's common stock, par value $2.00 per share.




================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


                                      INDEX


                         PART I - FINANCIAL INFORMATION



ITEM 1                                                                     PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS at
September 30, 2002  (Unaudited) and December 31, 2001                          3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS (Unaudited) for the three-month and nine-month
periods ended September 30, 2002 and 2001                                      5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) for the
nine-month periods ended September 30, 2002 and 2001                           6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)               7

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           13

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    18

ITEM 4

CONTROLS AND PROCEDURES                                                       18




                           PART II - OTHER INFORMATION


ITEM 1

LEGAL PROCEEDINGS                                                             19

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                              20

SIGNATURES                                                                    20

CERTIFICATIONS                                                                21



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                     ASSETS


                                                        September 30,
                                                            2002         December 31,
                                                         (Unaudited)        2001
-------------------------------------------------------------------------------------


Current assets:
       Cash and cash equivalents                             $  9,672   $  7,496
       Marketable securities                                    7,200       --
       Accounts and notes receivable, net of
         allowance for doubtful accounts and
         discounts of $5,523 (2001 - $4,362) (Note 7)         191,703    117,965
       Inventories (Notes 5 and 7)                            161,709    177,291
       Other current assets                                    30,978     26,197
                                                             --------   --------

              Total current assets                            401,262    328,949
                                                             --------   --------

Property, plant and equipment, net of
       accumulated depreciation (Notes 6 and 7)               106,854    101,646

Goodwill, net (Note 3)                                         20,017     38,040
Other assets                                                   37,313     40,794
                                                             --------   --------

              Total assets                                   $565,446   $509,429
                                                             ========   ========












See accompanying notes to unaudited condensed consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               September 30,
                                                                   2002      December 31,
                                                                (Unaudited)      2001
-----------------------------------------------------------------------------------------


Current liabilities:
       Notes payable                                            $   3,229    $   4,075
       Current portion of long-term debt (Note 7)                   4,242        1,784
       Accounts payable                                            47,130       26,110
       Sundry payables and accrued expenses                        51,059       41,968
       Accrued customer returns                                    26,177       18,167
       Payroll and commissions                                     14,913        8,489
                                                                ---------    ---------


              Total current liabilities                           146,750      100,593
                                                                ---------    ---------

Long-term debt (Note 7)                                           200,879      200,066
Other liabilities (Note 15)                                        52,064       23,083
                                                                ---------    ---------



              Total liabilities                                   399,693      323,742
                                                                ---------    ---------


Commitments and contingencies (Notes 7,8,11,13 and 15)

Stockholders' equity (Notes 7,8,10,11 and 13 ):
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares, issued and
              outstanding - 11,957,009 and 11,823,650 shares
              in 2002 and 2001, respectively)                      26,649       26,649
       Capital in excess of par value                               1,684        1,877
       Retained earnings                                          160,385      183,532
       Accumulated other comprehensive loss                        (2,328)      (3,722)
                                                                ---------    ---------
                                                                   186,390      208,336

       Less:Treasury stock - at cost (1,367,467 and 1,500,826
                    shares in 2002 and 2001, respectively)         20,637       22,649
                                                                ---------    ---------

              Total stockholders' equity                          165,753      185,687
                                                                ---------    ---------

              Total liabilities and stockholders' equity        $ 565,446    $ 509,429
                                                                =========    =========







See accompanying notes to unaudited condensed consolidated financial statements.







                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)
                (in thousands, except shares and per share data)




                                                                     Three Months Ended               Nine Months Ended
                                                                         September 30,                  September 30,
                                                                 ----------------------------   ----------------------------
                                                                     2002             2001          2002            2001
                                                                 ------------    ------------   ------------    ------------

Net sales (Note 2)                                               $    182,625    $    156,707   $    488,034    $    492,581

Cost of sales (Note 2)                                                133,023         116,439        362,164         374,807
                                                                 ------------    ------------   ------------    ------------

     Gross profit                                                      49,602          40,268        125,870         117,774

Selling, general and administrative expenses (Note 2)                  32,510          31,066         96,290          95,628
                                                                 ------------    ------------   ------------    ------------

     Operating income                                                  17,092           9,202         29,580          22,146

Other income (expense) - net                                              969           1,081          1,725           1,540

Interest expense                                                        3,606           4,795         10,877          13,962
                                                                 ------------    ------------   ------------    ------------

     Earnings from continuing operations before taxes                  14,455           5,488         20,428           9,724

Income taxes                                                            4,623           1,740          6,333           3,082
                                                                 ------------    ------------   ------------    ------------

     Earnings from continuing operations                                9,832           3,748         14,095           6,642

Loss from discontinued operation, net of tax (Note 15)                (16,918)           --          (18,043)           --
                                                                 ------------    ------------   ------------    ------------

     Earnings (loss) before extraordinary item and
       cumulative effect of accounting change                          (7,086)          3,748         (3,948)          6,642

Extraordinary item, net of tax                                           --              --             --            (2,797)

Cumulative effect of accounting change, net of tax (Note 3)              --              --          (15,985)           --
                                                                 ------------    ------------   ------------    ------------

     Net earnings(loss)                                                (7,086)          3,748        (19,933)          3,845

Retained earnings at beginning of period                              168,547         188,239        183,532         190,253
                                                                 ------------    ------------   ------------    ------------

                                                                      161,461         191,987        163,599         194,098

Less: cash dividends for period                                         1,076           1,064          3,214           3,175
                                                                 ------------    ------------   ------------    ------------

Retained earnings at end of period                               $    160,385    $    190,923   $    160,385    $    190,923
                                                                 ============    ============   ============    ============

PER SHARE DATA:

Net earnings(loss) per common share - basic:

     Basic earnings per share from continuing operations         $       0.82    $       0.32   $       1.18    $       0.56
     Discontinued operation                                             (1.41)           --            (1.52)           --
     Extraordinary Item                                                  --              --             --             (0.23)
     Cumulative effect of accounting change                              --              --            (1.34)           --
                                                                 ------------    ------------   ------------    ------------
     Net earnings(loss) per common share - basic                 $      (0.59)   $       0.32   $      (1.68)   $       0.33
                                                                 ============    ============   ============    ============

Net earnings(loss) per common share - diluted:

     Diluted earnings per share from continuing operations       $       0.72    $       0.32   $       1.14    $       0.56
     Discontinued operation                                             (1.14)           --            (1.22)           --
     Extraordinary Item                                                  --              --             --             (0.23)
     Cumulative effect of accounting change                              --              --            (1.08)           --
                                                                 ------------    ------------   ------------    ------------
     Net earnings(loss) per common share - diluted               $      (0.42)   $       0.32   $      (1.16)   $       0.33
                                                                 ============    ============   ============    ============


Weighted average number of common shares outstanding - basic       11,954,928      11,797,961     11,900,800      11,764,870
                                                                 ============    ============   ============    ============

Weighted average number of common and common
     equivalent shares - diluted                                   14,859,401      11,893,848     14,805,121      11,816,646
                                                                 ============    ============   ============    ============



See accompanying notes to unaudited condensed consolidated financial statements.





                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Nine-Months Ended
                                                                             September 30,
                                                                     --------------------------
                                                                         2002           2001
                                                                     -----------     ----------

  Cash flows from operating activities:
  Net earnings (loss)                                                   $ (19,933)   $   3,845

  Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities:
    Depreciation and amortization                                          11,715       14,072
    Gain on sale of property, plant & equipment                              (136)        --
    Equity income from joint ventures                                        (607)        (569)
    Employee stock ownership plan allocation                                  907          534
    Cumulative effect of accounting change                                 15,985         --
    Loss from discontinued operation                                       18,043         --
    Extraordinary loss on repayment of debt                                  --          2,797

  Change in assets and liabilities, net of effects from acquisitions:
    Increase in accounts receivable, net                                  (72,757)     (49,479)
    Decrease in inventories                                                21,072       57,070
    Increase in prepaid expenses and other current assets                  (4,026)      (4,203)
    Increase in other assets                                                 (674)      (8,741)
    Increase (Decrease) in accounts payable                                20,538      (20,177)
    Increase (Decrease) in sundry payables and accrued expenses            12,288       (3,502)
    Increase (Decrease) in other liabilities                               24,021       12,645
                                                                        ---------    ---------

    Net cash provided by operating activities                              26,436        4,292
                                                                        ---------    ---------

Cash flows from investing activities:
    Proceeds from the sale of property, plant & equipment                     514         --
    Capital expenditures                                                   (5,804)     (11,125)
    Payments for acquisitions, net of cash acquired                       (19,455)      (1,069)
                                                                        ---------    ---------

    Net cash used in investing activities                                 (24,745)     (12,194)
                                                                        ---------    ---------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                           (441)     110,647
    Net borrowings (payments) of long-term debt                             2,866      (94,442)
    Proceeds from exercise of employee stock options                          524          206
    Dividends paid                                                         (3,214)      (3,175)
                                                                        ---------    ---------

   Net cash (used in) provided by financing activities                       (265)      13,236
                                                                        ---------    ---------

Effect of exchange rate changes on cash                                       750       (1,219)

Net increase in cash and cash equivalents                                   2,176        4,115

Cash and cash equivalents at beginning of the period                        7,496        7,699
                                                                        ---------    ---------

Cash and cash equivalents at end of the period                          $   9,672    $  11,814
                                                                        =========    =========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                            $  12,506    $  15,243
                                                                        =========    =========
    Income taxes                                                        $     347    $   2,025
                                                                        =========    =========



See accompanying notes to unaudited condensed consolidated financial statements.

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


NOTE 2

On January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Beginning with the first quarter of 2002, such costs are now treated as a reduction of revenue or as cost of sales. As a result, certain costs of approximately $9.7 million and $25.9 million, respectively, have been reclassified from selling, general and administrative expenses for the three month and nine month periods ended September 30, 2001. These reclassifications had no effect on net earnings.

NOTE 3

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated relating to the Company's acquisitions and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $16 million, net of tax, or $1.35 per diluted share, during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded charges of $8.6 million and $7.4 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon adoption of SFAS No. 142, the Company's earnings from continuing operations for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of taxes) are as follows:

                                                                            Three Months Ended           Nine Months Ended
                                                                              September 30,                 September 30,
                                                                     ---------------------------    --------------------------
                                                                         2002             2001         2002          2001
                                                                     -----------     -----------    ---------     ------------

                                                                                 (in thousands, except per share amounts)

   Reported earnings from continuing operations                         $ 9,832         $ 3,748      $14,095          $ 6,642
   Add back: goodwill amortization expense, net of tax                  -                   648       -               $ 1,868
                                                                     -----------     -----------    ---------     ------------

   Adjusted earnings from continuing operations                         $ 9,832         $ 4,396      $14,095          $ 8,510
                                                                     ===========     ===========    =========     ============

   Basic earnings per share:
   Reported basic earnings per share from continuing
     operations                                                          $ 0.82          $ 0.32       $ 1.18           $ 0.56
   Add back: goodwill amortization expense, net of tax                  -                  0.05       -                  0.15
                                                                     -----------     -----------    ---------     ------------

   Adjusted basic earnings per share from continuing
     operations                                                          $ 0.82          $ 0.37       $ 1.18           $ 0.71
                                                                     ===========     ===========    =========     ============

   Diluted earnings per share:
   Reported diluted earnings per share from continuing
     operations                                                          $ 0.72          $ 0.32       $ 1.14           $ 0.56
   Add back: goodwill amortization expense, net of tax                 -                   0.05       -                  0.15
                                                                     -----------     ------------   ---------     ------------

   Adjusted diluted earnings per share from continuing
     operations                                                          $ 0.72           $ 0.37       $ 1.14         $ 0.71
                                                                     ===========     ============   =========     ============

NOTE 4
In January 2002, the Company acquired the assets of a Temperature Control business from Hartle Industries for $4.8 million. The assets acquired consist primarily of property, plant and equipment, and inventory.

In April 2002, the Company acquired Carol Cable Limited, a manufacturer and distributor of wire sets, based in England, for $1.7 million. The assets acquired consist primarily of property, plant and equipment, and inventory.

In May 2002, the Company purchased the aftermarket fuel injector business of Sagem Inc., a subsidiary of Johnson Controls, for $10.5 million. Sagem Inc. is a basic manufacturer of fuel injectors, and was the primary supplier to the Company prior to its acquisition. The assets acquired consist primarily of property, plant and equipment, and inventory. The purchase was partially financed by the seller ($5.4 million to be paid over a two-year period), with the remaining funds being provided under the Company's revolving credit facility.

The above acquisitions had an immaterial effect on earnings from continuing operations.

NOTE 5
                                   INVENTORIES
                                 (in thousands)


                                        September 30,           December 31,
                                      2002 (unaudited)               2001
                                     -------------------      ---------------
   Finished Goods                              $ 124,112            $ 141,799
   Work in Process                                 2,777                3,155
   Raw Materials                                  34,820               32,337
                                     -------------------      ----------------

            Total inventories                  $ 161,709            $ 177,291
                                     ===================      ================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6

                          PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)

                                                      September 30, 2002          December 31,
                                                        (unaudited)                 2001
                                                      ------------------       ---------------
   Land, buildings and improvements                          $ 66,070              $ 60,665
   Machinery and equipment                                    118,623               109,617
   Tools, dies and auxiliary equipment                         19,526                17,815
   Furniture and fixtures                                      26,817                26,211
   Computer software                                           12,351                11,663
   Leasehold improvements                                       7,398                 7,450
   Construction in progress                                     6,899                 6,440
                                                             --------              --------
                                                              257,684               239,861
   Less: accumulated depreciation and amortization            150,830               138,215
                                                             --------              --------
              Total property, plant and equipment - net      $106,854              $101,646
                                                             ========              ========


NOTE 7

                                 LONG-TERM DEBT
                                 (in thousands)


                                                      September 30, 2002          December 31,
                                                        (unaudited)                 2001
                                                      ------------------       ---------------

Long-term debt consists of:

6.75% convertible subordinated debentures                    $ 90,000              $ 90,000
Revolving credit facility                                     107,195               106,790
Other                                                           7,926                 5,060
                                                             --------              --------
                                                              205,121               201,850
Less: current portion                                           4,242                 1,784
                                                             --------              --------
Total non-current portion of
   long-term debt                                            $200,879              $200,066
                                                             ========              ========


Effective April 27, 2001, the Company entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The term of the new credit agreement is for a period of five years and it provides for a line of credit up to $225 million. The initial proceeds were used to refinance the approximately $97 million of outstanding indebtedness under the Company's former bank line of credit, a senior note of $52 million, a $25 million accounts receivable sale arrangement and a Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above-related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, inventory and fixed assets. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90 million. The Convertible Debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The Convertible Debentures are convertible into 2,796,120 shares of the Company's common stock, subject to adjustment.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 8

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

In July 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively convert a portion of the Company's variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At September 30, 2002, the Company had two outstanding interest rate swap agreements maturing in January 2003 and 2004, respectively, with an aggregate notional principal amount of $75 million. Under these agreements, the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million. If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

NOTE 9

The Company sold certain accounts receivable to an independent financial institution, through its wholly owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999, SMP Credit Corp. entered into a three year agreement whereby it could sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement was terminated in the second quarter of 2001 as part of the new credit facility described in Note 7. These sales were reflected as reductions of trade accounts receivable and the related fees and discounting expense were recorded as other expense.

NOTE 10

Total comprehensive income (loss) was $(7,895,000) and $466,000 for the three-month periods ended September 30, 2002 and 2001, respectively, and $(18,539,000) and $359,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

NOTE 11

During the nine-month period ended September 30, 2002, options to purchase 53,839 shares of common stock were exercised. At September 30, 2002, an aggregate of 1,266,441 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans, of which 912,196 shares were subject to outstanding options. At September 30, 2002, options to purchase 740,040 shares of common stock were vested.

NOTE 12

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and diluted net earnings
(loss) per common share:

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                   ------------------------------------------------------------
                                                         2002           2001            2002            2001
                                                         ----           ----            ----            ----

                                                                  (in thousands, except share amounts)

Earnings from continuing operations                $      9,832    $      3,748   $     14,095    $      6,642
   Loss from discontinued operation                     (16,918)           --          (18,043)           --
   Extraordinary item                                      --              --             --            (2,797)
   Cumulative effect of accounting change                  --              --          (15,985)           --
                                                   ------------    ------------   ------------    ------------
Earnings (loss) available to common stockholders         (7,086)          3,748        (19,933)          3,845
Effect of convertible debentures                            911            --            2,734            --
                                                   ------------    ------------   ------------    ------------
   Net earnings (loss) available to common
     stockholders assuming dilution                $     (6,175)   $      3,748   $    (17,199)   $      3,845
                                                   ============    ============   ============    ============

Weighted average common shares outstanding           11,954,928      11,797,961     11,900,800      11,764,870
Effect of convertible debentures                      2,796,120            --        2,796,120            --
Effect of stock options                                 108,353          95,887        108,201          51,776
                                                   ------------    ------------   ------------    ------------
   Weighted average common
     equivalent shares
     outstanding assuming  dilution                  14,859,401      11,893,848     14,805,121      11,816,646
                                                   ============    ============   ============    ============


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                               ------------------------------------------------
                                 2002           2001        2002         2001
                                 ----           ----        ----         ----

   Stock options                566,574         640,074    566,574      768,229
   Convertible debentures         --          2,796,120       --      2,796,120
                               =========     ==========    =======    =========


NOTE 13

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. As of September 30, 2002, 150,000 shares have been released from the trust leaving 600,000 shares remaining in the trust.

NOTE 14

The Company's two reportable operating segments are Engine Management and Temperature Control.

                                                  Three months ended September 30,
                            ---------------------------------------------------------------------------------
                                            2002                                       2001
                            ----------------------------------------- ---------------------------------------
                                                   Operating                                    Operating
                                Net Sales            Income                Net Sales              Income
                            ---------------     -----------------     -----------------     -----------------
                                                           (in thousands)
Engine Management                  $82,959               $11,716               $73,892                $8,671
Temperature Control                 89,081                10,899                73,360                 4,051
All Other                           10,585               (5,523)                 9,455               (3,520)
                            ---------------     -----------------     -----------------     -----------------
Consolidated                      $182,625               $17,092              $156,707                $9,202
                            ===============     =================     =================     =================


                                                   Nine months ended September 30,
                            ---------------------------------------------------------------------------------
                                            2002                                       2001
                            ----------------------------------------- ---------------------------------------
                                                   Operating                                    Operating
                                Net Sales            Income               Net Sales               Income
                            ---------------     -----------------     -----------------     -----------------
                                                           (in thousands)
Engine Management                 $233,913               $31,988              $221,003               $21,027
Temperature Control                222,964                12,682               242,264                10,190
All Other                           31,157              (15,090)                29,314               (9,071)
                            ---------------     -----------------     -----------------     -----------------
Consolidated                      $488,034               $29,580              $492,581               $22,146
                            ===============     =================     =================     =================

All Other consists of items pertaining to European and Canadian operations and the Corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The carrying values of goodwill for the Company's segments as of September 30, 2002 are as follows:

                                                            (in thousands)

                Engine Management                                  $ 10,490
                Temperature Control                                   4,822
                All Other                                             4,705
                                                           -----------------
                           Goodwill, net                           $ 20,017
                                                           =================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 15

On January 28, 2000, a former significant customer of the Company which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $0.5 million (formerly $19.8 million) of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. In addition, this former customer seeks $9.4 million from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the actions. On August 22, 2002, the court dismissed the antitrust claims. The Company believes that these remaining matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

In 1986, the Company acquired a brake business, which it subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When the Company originally acquired this brake business, the Company assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed on or after September 1, 2001. The ultimate exposure to the Company will depend upon the number of claims filed against the Company on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which the Company was responsible for any related liabilities. At September 30, 2002, the number of cases outstanding for which the Company was responsible for related liabilities had increased to approximately 600. To date, the amounts paid for settled claims have been immaterial. The Company does not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating its potential asbestos-related liability, the Company has considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, settlement amounts of the Company, the incidence of claims, the mix of the injuries of the plaintiffs, the number of cases pending against the Company and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. Actuarial consultants with experience in assessing asbestos-related liabilities completed a study in September 2002 to estimate the Company's potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of the Company's recent claims history to estimate likely filing rates for the remainder of 2002 through 2052; (3) an analysis of the Company's currently pending claims; and (4) an analysis of the Company's settlements to date in order to develop average settlement values. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million for the period through 2052.

Accordingly, based on the information contained in the actuarial study and all other available information considered by the Company, the Company recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's condensed consolidated financial statements, in accordance with generally accepted accounting principles. Given the uncertainties associated with projecting such matters into the future, the short period of time that the Company has been responsible for defending these claims, and other factors outside the control of the Company, the Company can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, the Company does not believe that any additional provisions would be reasonably likely to have a material adverse effect on the Company's liquidity or consolidated financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, INCLUDING ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ESTIMATES TO ASBESTOS-RELATED CONTINGENT LIABILITIES) MATTERS; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2002, cash provided by operations amounted to $26.4 million, compared to $4.3 million in the same period of 2001. The increase is primarily attributable to improved earnings from continuing operations, higher accounts payable and continued reductions in inventory. Accounts receivable has increased year over year, however, as a direct result of net sales increasing for the quarter by $25.9 million.

Cash used in investing activities was $24.7 million in the first nine months of 2002, compared to $12.2 million in the same period of 2001. The increase is primarily due to acquisitions, partially offset by decreases in capital expenditures. Assets acquired consist primarily of property, plant and equipment, receivables and inventory. All acquisitions were financed with funds provided under the Company's revolving credit facility and seller financing.

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

Cash used in financing activities was $0.3 million in the first nine months of 2002, compared to cash provided by financing of $13.2 million in the same period of 2001. The decreased borrowings reflect the Company's focus on reducing capital employed in its business.

Effective April 27, 2001, the Company entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The former unsecured revolving credit facility was set to expire on November 30, 2001. The term of the new credit agreement is for a period of five years and it provides for a line of credit up to $225 million. The initial proceeds have been used to refinance the approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, a 7.56% senior note of $52 million, a $25 million accounts receivable sale arrangement and a Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, inventory and fixed assets.

Direct borrowings under the credit facility bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limitations or restrictions on additional indebtedness, capital expenditures, liens and acquisitions.

Historically, the Company's operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year, with revenues generally being recognized at the time of shipment. It is in these quarters that demand for the Company's products is typically the highest, specifically in the Temperature Control segment of the business. In addition to this seasonality, the demand for the Company's Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather. For example, a cool summer may lessen the demand for the Company's Temperature Control products, while a hot summer may increase such demand. As a result, working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received.

These increased working capital requirements are funded by borrowings from our revolving credit facility. The Company anticipates that its present sources of funds will continue to be adequate to meet its near term needs.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, an aggregate of $26.7 million of common stock was repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's Employee Stock Option Plan (ESOP). As of September 30, 2002, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the first nine months of 2002 and 2001, the Company did not repurchase any shares of its common stock.

In 1986, the Company acquired a brake business, which it subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When the Company originally acquired this brake business, the Company assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed on or after September 1, 2001. The ultimate exposure to the Company will depend upon the number of claims filed against the Company on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which the Company was responsible for any related liabilities. At September 30, 2002, the number of cases outstanding for which the Company was responsible for related liabilities had increased to approximately 600. To date, the amounts paid for settled claims have been immaterial. The Company does not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating its potential asbestos-related liability, the Company has considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, settlement amounts of the Company, the incidence of claims, the mix of the injuries of the plaintiffs, the number of cases pending against the Company and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. Actuarial consultants with experience in assessing asbestos-related liabilities completed a study in September 2002 to estimate the Company's potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of the Company's recent claims history to estimate likely filing rates for the remainder of 2002 through 2052; (3) an analysis of the Company's currently pending claims; and (4) an analysis of the Company's settlements to date in order to develop average settlement values. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million for the period through 2052.

Accordingly, based on the information contained in the actuarial study and all other available information considered by the Company, the Company recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's condensed consolidated financial statements, in accordance with generally accepted accounting principles. Given the uncertainties associated with projecting such matters into the future, the short period of time that the Company has been responsible for defending these claims, and other factors outside the control of the Company, the Company can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, the Company does not believe that any additional provisions would be reasonably likely to have a material adverse effect on the Company's liquidity or consolidated financial position.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

On a consolidated basis, net sales in the third quarter of 2002 were $182.6 million, $25.9 million, or 16.5%, higher, compared to $156.7 million of net sales recorded in the third quarter of 2001. Temperature Control's consolidated net sales increased $15.7 million, or 21.4% compared to the prior year's third quarter, as a result of warmer temperatures in key demographic areas. Engine Management's consolidated net sales also improved $9.1 million, or 12.3%, in the third quarter of 2002 compared to 2001's third quarter, assisted by previously announced new accounts.

Reported gross margins as a percentage of net sales improved 1.5 percentage points to 27.2% in the third quarter of 2002 from 25.7% in the comparable quarter of 2001. The improvement in gross margins reflects the return to more normal production levels and the Company's ongoing cost reduction activities.

Selling, general and administrative expenses increased to $32.5 million in the third quarter of 2002, compared to $31.1 million in the second quarter of 2001. The increase is primarily attributable to higher insurance and employee benefit costs. As a percentage of net sales, however, selling, general and administrative expenses decreased from 19.8% in 2001 to 17.8% in 2002.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. The adoption of the new accounting standard eliminated goodwill amortization expense of $0.6 million after tax for the third quarter of 2002.

COMPARISON OF THE THREE-MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)

Operating income increased by $7.9 million to $17.1 million in the third quarter of 2002, compared to $9.2 million in the third quarter of 2001, primarily due to improvements in net sales and gross margins, as discussed above.

As discussed in Note 15 of the notes to the condensed consolidated financial statements, the Company is responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undisclosed liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by the Company, and as further set forth in such Note 15, the Company recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's condensed consolidated financial statements, in accordance with generally accepted accounting principles.

Interest expense decreased by $1.2 million in the third quarter 2002 compared to the same period in 2001, due to lower average borrowings and lower interest rates.

After giving effect to all of the above, including the charge of $16.9 million related to potential future asbestos-related liabilities, the Company recorded a net loss of $7.1 million in the third quarter of 2002, compared to net earnings of $3.7 million in the third quarter of 2001.

The effective tax rate was 32% for the third quarter of 2002 and third quarter of 2001. The effective tax rate increased in the third quarter of 2002 from 28% recorded in the first six months of 2002 due to higher domestic earnings and lower earnings from foreign subsidiaries.

COMPARISON OF THE NINE-MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

On a consolidated basis, net sales for the nine-month period ended September 30, 2002 were $488.0 million, a slight decrease of $4.6 million, or 0.9%, compared to $492.6 million in the same period in 2001. The decrease resulted from a $19.3 million decrease in the comparative year-to-date net sales in Temperature Control. Net sales were unfavorable due to a combination of a loss of a few locations at a major retailer and a continued reduction of distributor inventories during the first six months of the year, as those distributors work off inventory left over from previous mild summer seasons. Engine Management's net sales increased by $12.9 million for reasons discussed previously, mitigating the overall decrease.

Gross margins, as a percentage of net sales, increased 1.9 percentage points to 25.8% for the nine-months ended September 30, 2002 from 23.9% in the same period of 2001. The improvement in gross margins reflects the return to more normal production levels as the aggressive and successful inventory reduction campaign in 2001 is now benefiting 2002.

Selling, general and administrative expenses increased slightly to $96.3 million for the nine-month period ended September 30, 2002, compared to $95.6 million in the same period of 2001. The increase is primarily attributable to insurance and employee benefit costs.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $16 million, net of tax, or $1.35 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control segment and recorded charges of $8.6 million and $7.4 million, respectively. The adoption of the new accounting standard eliminated goodwill amortization expense of $1.9 million after tax for the first nine months of 2002.

Operating income increased by $7.5 million to $29.6 million for the nine-month period ended September 30, 2002, as compared to $22.1 million for the same period of 2001, primarily due to improved gross margins, as discussed above.

As discussed in Note 15 of the notes to the condensed consolidated financial statements, the Company is responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undisclosed liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by the Company, and as further set forth in such Note 15, the Company recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's condensed consolidated financial statements, in accordance with generally accepted accounting principles.

COMPARISON OF THE NINE-MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)

Interest expense decreased $3.1 million for the nine-month period ended September 30, 2002 compared to the same period in 2001, due to lower average borrowings and lower interest rates.

After giving effect to all of the above, including the cumulative effect of accounting change of $16 million and the charge of $16.9 million related to potential future asbestos-related liabilities, the Company recorded a net loss of $19.9 million for the nine-month period ended September 30, 2002, compared to net earnings of $3.8 million for the nine-month period ended September 30, 2001.

The effective tax rate decreased from 32% for the first nine-months of 2001 to 31% for the first nine-months of 2002, due to a decrease in earnings from the Company's foreign subsidiaries. The 31% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Similarly, our management must make estimates of the uncollectability of our accounts receivable.

Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2002, the Company has a valuation allowance of $14.2 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

CRITICAL ACCOUNTING POLICIES
(CONTINUED)

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events and circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Additionally, this standard broadens the presentation of discontinued operations to include components of an entity rather than being limited to a segment of the business. The Company adopted the provisions of Statement No. 144 as of January 1, 2002. The adoption had no material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associates with Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement 146. Statement 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, Statement 146 will have no effect on the restructuring costs recorded or expected to be recorded by the Company in 2002.

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

The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its debt portfolio. To manage a portion of its exposure to interest rate changes, the Company has entered into interest rate swap agreements, see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited). The Company invests its excess cash in highly liquid short-term investments. As a result of the Company's refinancing agreement during the second quarter of 2001, as described in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company's percentage of variable rate debt to total debt is 56% at December 31, 2001 and 54% at September 30, 2002.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


On January 28, 2000, a former significant customer of the Company which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $0.5 million (formerly $19.8 million) of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. In addition, this former customer seeks $9.4 million from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the actions. On August 22, 2002, the court dismissed the antitrust claims. The Company believes that these remaining matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

In 1986, the Company acquired a brake business, which it subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When the Company originally acquired this brake business, the Company assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed on or after September 1, 2001. The ultimate exposure to the Company will depend upon the number of claims filed against the Company on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which the Company was responsible for any related liabilities. At September 30, 2002, the number of cases outstanding for which the Company was responsible for related liabilities had increased to approximately 600. To date, the amounts paid for settled claims have been immaterial. The Company does not have insurance coverage for the defense and indemnity costs associated with these claims. The Company has recorded a liability associated with future settlements through 2052 and recorded an after tax charge of $16.9 as a loss from discontinued operation during the third quarter of 2002 to reflect such liability.

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



                                                  STANDARD MOTOR PRODUCTS, INC.
                                                  -----------------------------
                                                           (Registrant)





NOVEMBER 13, 2002                                 /S/ JAMES J. BURKE
-----------------                                 ------------------
  (Date)                                          James J. Burke
                                                  Vice President Finance,
                                                  Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION


I, Lawrence I. Sills, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Standard Motor Products, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: NOVEMBER 13, 2002




                                                   /S/ LAWRENCE I. SILLS
                                                   ---------------------
                                                   Lawrence I. Sills
                                                   Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION


I, James J. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Standard Motor Products, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: NOVEMBER 13, 2002




                                                   /S/ JAMES J. BURKE
                                                   ------------------
                                                   James J. Burke
                                                   Chief Financial Officer