Form 10-Q/A
period 2002-03-31
STANDARD MOTOR PRODUCTS INC
filed 2003-03-18
CIK 93389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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


                                 (718) 392-0200
              (Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ----

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

                                EXPLANATORY NOTE


This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as originally filed on May 14, 2002, is being filed to amend and reflect the restatement of the Registrant's Consolidated Financial Statements. See Note 15 of Notes to Consolidated Financial Statements for further discussion. Each item of the Quarterly Report on Form 10-Q as filed on May 14, 2002 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    INDEX TO FINANCIAL AND OTHER INFORMATION
                                 MARCH 31, 2002



                         PART 1 - FINANCIAL INFORMATION



ITEM 1                                                                 PAGE NO.

CONSOLIDATED BALANCE SHEETS
March 31, 2002  (Unaudited) (As Restated) and December 31, 2001             4
CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS (Unaudited) for the three-month periods ended
March 31, 2002 and 2001 (As Restated)                                       6

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited) for the
three-month periods ended March 31, 2002 (As Restated) and 2001             7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                      8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         15

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  19

                           PART II - OTHER INFORMATION


ITEM 1

LEGAL PROCEEDINGS                                                          20

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                           21

SIGNATURE                                                                  21

CERTIFICATIONS                                                             22

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS
                                                            March 31,
                                                              2002         December 31,
                                                           (Unaudited)         2001
----------------------------------------------------------------------------------------
                                                            (Restated)
Current assets:
      Cash and cash equivalents                             $ 2,520             $ 7,496
      Accounts and notes receivable, net of
        allowance for doubtful accounts and
        discounts of $5,131 (2001 - $4,362) (Note 6)        147,580             117,965
      Inventories (Notes 4 and 6)                           187,391             177,291
      Deferred income taxes                                  12,668              12,316
      Prepaid expenses and other current assets              15,054              13,881
                                                        ------------        ------------

              Total current assets                          365,213             328,949
                                                        ------------        ------------

Property, plant and equipment, net of
      accumulated depreciation (Notes 5 and 6)              100,224             101,646

Goodwill, net (Note 3)                                       20,017              38,040
Other assets                                                 37,597              40,794
                                                        ------------        ------------

              Total assets                                $ 523,051           $ 509,429
                                                        ============        ============




See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for shares and per share data)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          March 31,
                                                                                            2002             December 31,
                                                                                         (Unaudited)            2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Restated)
Current liabilities:
       Notes payable                                                                           $ 826               $ 4,075
       Current portion of long-term debt (Note 6)                                              1,766                 1,784
       Accounts payable                                                                       43,785                26,110
       Sundry payables and accrued expenses                                                   41,370                41,968
       Accrued customer returns                                                               18,486                18,167
       Payroll and commissions                                                                 8,303                 8,489
                                                                                        -------------        --------------

               Total current liabilities                                                     114,536               100,593
                                                                                        -------------        --------------
Long-term debt (Note 6)                                                                      220,260               200,066

Postretirement benefits other than pensions
       and other accrued liabilities                                                          23,369                23,083
                                                                                        -------------        --------------

               Total liabilities                                                             358,165               323,742
                                                                                        -------------        --------------
Commitments and contingencies (Notes 6,7,10,12 and 14)

Stockholders' equity (Notes 6,7,9,10,11 and 12 ):
       Common stock - par value $2.00 per share:
               Authorized - 30,000,000 shares, issued and
               outstanding 11,832,015 and 11,823,650 shares
               in 2002 and 2001, respectively)                                                26,649                26,649
       Capital in excess of par value                                                          1,830                 1,877
       Retained earnings                                                                     161,878               183,532
       Accumulated other comprehensive loss                                                   (2,943)               (3,722)
                                                                                        -------------        --------------
                                                                                             187,414               208,336

       Less:Treasury stock - at cost (1,492,461 and 1,500,826
                    shares in 2002 and 2001, respectively)                                    22,528                22,649
                                                                                        -------------        --------------

               Total stockholders' equity                                                    164,886               185,687
                                                                                        -------------        --------------

               Total liabilities and stockholders' equity                                  $ 523,051             $ 509,429
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
                                   (Unaudited)

                                                                                 For Three-Months Ended
                                                                                        March 31,
                                                                                 2002               2001
                                                                           ---------------    ---------------
                                                                               (Restated)        (Restated)
Net sales (Note 2)                                                              $ 126,321          $ 154,463
Cost of sales (Note 2)                                                             95,345            117,032
                                                                           ---------------    ---------------
     Gross profit                                                                  30,976             37,431
Selling, general and administrative expenses (Note 2)                              30,869             32,995
                                                                           ---------------    ---------------

     Operating income(loss)                                                           107              4,436
Other income (expense) - net                                                          668                597
Interest expense                                                                    3,462              4,127
                                                                           ---------------    ---------------

     Earnings (loss) from continuing operations before taxes                       (2,687)               906
Income tax expense (benefit)                                                         (766)               287
                                                                           ---------------    ---------------

     Earnings (loss) from continuing operations                                    (1,921)               619

Loss from discontinued operation, net of tax                                         (319)                 -

     Earnings (loss) before cumulative effect
                                                                           ---------------    ---------------
        of accounting change                                                       (2,240)               619

Cumulative effect of accounting change, net of tax (Note 3)                       (18,350)                 -
                                                                           ---------------    ---------------

     Net earnings(loss)                                                           (20,590)               619

Retained earnings at beginning of period                                          183,532            190,253
                                                                           ---------------    ---------------

                                                                                  162,942            190,872

Less: cash dividends for period                                                     1,064              1,052
                                                                           ---------------    ---------------

Retained earnings at end of period                                              $ 161,878          $ 189,820
                                                                           ===============    ===============

PER SHARE DATA:

Net earnings(loss) per common share - basic:
     Earnings(loss) per share from continuing operations                          $ (0.16)            $ 0.05
     Discontinued operations                                                        (0.03)                 -
     Cumulative effect of accounting change                                         (1.55)                 -
                                                                           ---------------    ---------------
     Net earnings(loss) per common share - basic                                  $ (1.74)            $ 0.05
                                                                           ===============    ===============

Net earnings(loss) per common share - diluted:
     Earnings(loss) per share from continuing operations                          $ (0.16)            $ 0.05
     Discontinued operations                                                        (0.03)                 -
     Cumulative effect of accounting change                                         (1.55)                 -
                                                                           ---------------    ---------------
     Net earnings(loss) per common share - diluted                                $ (1.74)            $ 0.05
                                                                           ===============    ===============


Average number of common shares                                                11,827,636         11,714,346
                                                                           ===============    ===============

Average number of common and dilutive shares                                   11,827,636         11,728,569
                                                                           ===============    ===============



See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   For the Three-Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                     2002                2001
                                                                                 --------------       -----------
                                                                                  (Restated)
   Cash flows from operating activities:
   Net  earnings (loss)                                                              $ (20,590)            $ 619

   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
     Depreciation and amortization                                                       3,898             4,828
     Gain on sale of property, plant & equipment                                          (140)                -
     Equity income from joint ventures                                                    (113)             (120)
     Employee stock ownership plan allocation                                              163               133
     Cumulative effect of accounting change, net of tax                                 18,350                 -

   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                              (29,615)          (44,020)
     Decrease (Increase) in inventories                                                 (6,100)           13,369
     Increase in prepaid expenses and other current assets                              (1,335)             (767)
     Decrease in other assets                                                            5,748               369
     (Decrease) Increase in accounts payable                                            17,675            (6,741)
     Decrease in sundry payables and accrued expenses                                   (1,978)           (3,351)
     (Decrease) Increase in other liabilities                                              433              (401)
                                                                                 --------------       -----------

     Net cash used in operating activities                                             (13,604)          (36,082)
                                                                                 --------------       -----------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                 513                 -
     Capital expenditures                                                               (2,508)           (3,430)
     Payments for acquisitions, net of cash acquired                                    (4,831)             (796)
                                                                                 --------------       -----------

     Net cash used in investing activities                                              (6,826)           (4,226)
                                                                                 --------------       -----------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                     17,215            50,151
     Principal payments and retirement of long-term debt                                  (288)          (11,515)
     Proceeds from exercise of employee stock options                                       74                 -
     Dividends paid                                                                     (1,064)           (1,052)
                                                                                 --------------       -----------

    Net cash  provided by financing activities                                          15,937            37,584
                                                                                 --------------       -----------

 Effect of exchange rate changes on cash                                                  (483)             (759)

 Net decrease in cash and cash equivalents                                              (4,976)           (3,483)

 Cash and cash equivalents at beginning of the period                                    7,496             7,699
                                                                                 --------------       -----------

 Cash and cash equivalents at end of the period                                        $ 2,520            $4,216
                                                                                 ==============       ===========
 Supplemental disclosure of cash flow information:
 Cash paid during the period
     for:
     Interest                                                                          $ 4,971            $4,640
                                                                                 ==============       ===========
     Income taxes                                                                        $ 121             $ 170
                                                                                 ==============       ===========



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


NOTE 2 (RESTATED)

On January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Beginning with the first quarter of 2002, such costs are now treated as a reduction of revenue or as cost of sales. As a result, certain costs have been reclassified in the first quarter of 2001 from selling, general and administrative expenses, of approximately $7.0 million. These reclassifications have no effect on net earnings.

NOTE 3 (RESTATED)

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded a charge of $10.9 million and $7.4 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon adoption of SFAS No. 142, the Company's earnings (loss) before cumulative effect of accounting change and basic and diluted earnings (loss) per share before cumulative effect of accounting change adjusted to exclude goodwill amortization expense (net of taxes) is as follows:

                                                                                        For Three-Months Ended
                                                                                              March 31,
                       (In thousands, except per share amounts)                         2002             2001
                                                                                             (Unaudited)
                                                                                   -------------------------------
   Reported earnings (loss) before cumulative effect of accounting change              $ (2,240)            $ 619
   Add back: goodwill amortization expense, net of tax                                         -              667
                                                                                   --------------     ------------

   Adjusted earnings (loss) before cumulative effect of accounting change              $ (2,240)          $ 1,286
                                                                                   ==============     ============

   Basic earnings (loss) per share:
   Reported basic earnings (loss) per share before cumulative
   effect of accounting change                                                          $ (0.19)           $ 0.05
   Add back: goodwill amortization expense, net of tax                                         -             0.06
                                                                                   --------------     ------------

   Adjusted basic earnings (loss) per share before cumulative
   effect of accounting change                                                          $ (0.19)           $ 0.11
                                                                                   ==============     ============

   Diluted earnings (loss) per share:
   Reported diluted earnings (loss) per share before cumulative
   effect of accounting change                                                          $ (0.19)           $ 0.05
   Add back: goodwill amortization expense, net of tax                                         -             0.06
                                                                                   --------------     ------------

   Adjusted diluted earnings (loss) per share before cumulative
   effect of accounting change                                                          $ (0.19)           $ 0.11
                                                                                   ==============     ============

NOTE 4
                                   INVENTORIES
                             (Dollars in Thousands)

                                      March 31, 2002       December 31, 2001
                                         (unaudited)
                                      --------------       -----------------
   Finished Goods                          $ 150,583               $ 141,799
   Work in Process                             2,929                   3,155
   Raw Materials                              33,879                  32,337
                                      --------------       -----------------
          Total inventories                $ 187,391               $ 177,291
                                      ==============       =================
NOTE 5

                          PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)

                                                              March 31, 2002      December 31, 2001
                                                                 (unaudited)
                                                              ---------------     ------------------
   Land, buildings and improvements                             $     60,321          $      60,665
   Machinery and equipment                                           110,506                109,617
   Tools, dies and auxiliary equipment                                18,530                 17,815
   Furniture and fixtures                                             27,784                 27,643
   Computer software                                                  10,309                 10,231
   Leasehold improvements                                              7,457                  7,450
   Construction in progress                                            7,510                  6,440
                                                              ---------------     ------------------
                                                                     242,417                239,861
   Less: accumulated depreciation and amortization                   142,193                138,215
                                                              ---------------     ------------------
              Total property, plant and equipment - net         $    100,224          $     101,646
                                                              ===============     ==================


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6

                                 LONG-TERM DEBT
                             (Dollars in thousands)

                                            March 31, 2002    December 31, 2001
                                               (unaudited)
                                            ---------------   ------------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures       $   90,000         $     90,000
Revolving credit facility                          127,254              106,790
Other                                                4,772                5,060
                                            ---------------   ------------------
                                                   222,026              201,850
Less: current portion                                1,766                1,784
                                            ---------------   ------------------
Total non-current portion of
   Long-term debt                               $  220,260         $    200,066
                                            ===============   ==================


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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 9 (RESTATED)

Total comprehensive loss was $19,811,000 and $320,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

NOTE 10

At March 31 2002, in aggregate 1,312,276 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

NOTE 11 (RESTATED)

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings (loss) per common share:

                                                             For Three-Months Ended
                                                                    March 31,
                                                                   (Unaudited)
                                                           2002                   2001
                                                       ----------------     ----------------
   Earnings (loss) from continuing operations             $(1,921,000)             $619,000
   Loss from discontinued operation                          (319,000)                    -
   Cumulative effect of accounting change                 (18,350,000)                    -
                                                       ----------------     ----------------
   Earnings (loss) available to common stockholders       (20,590,000)              619,000
                                                       ================     ================
      Net earnings (loss) available to common
      stockholders assuming                             $ (20,590,000)             $619,000
   dilution
                                                       ================     ================

   Weighted average common shares                           11,827,636           11,714,346
   Effect of stock options                                           -               14,223
                                                       ----------------     ----------------
      Weighted average common
      equivalent shares
      outstanding
      assuming dilution                                      11,827,636           11,728,569
                                                       ================     ================

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                                   For Three-Months Ended
                                        March 31,
                                ---------------------------
                                     2002          2001
                                ------------   ------------
   Stock options                     720,752      1,139,075
   Convertible debentures          2,796,120      2,796,120
                                ============   ============

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

NOTE 13 (RESTATED)

The Company's two reportable operating segments are Engine Management and Temperature Control.

                                                      Industry Segment
                                                   (Dollars in thousands)
                                            For the three-months ended March 31,
                     ------------------------------------------------------------------------------------
                                      2002                                       2001
                     -------------------------------------------- ---------------------------------------
                                                OPERATING                               OPERATING INCOME
                         NET SALES             INCOME(LOSS)          NET SALES
Engine Management             $ 67,979               $ 7,140              $ 72,793               $ 6,724
Temperature Control             49,325               (2,148)                72,116                   599
All Other                        9,017               (4,885)                 9,554               (2,887)
                     ------------------     -----------------     -----------------     -----------------
Consolidated                  $126,321                $  107              $154,463               $ 4,436
                     ==================     =================     =================     =================


All other consists of items pertaining to European and Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The carrying value of goodwill for the Company's segments as of March 31, 2002 were as follows:

                (In Thousands)

                Engine Management                        $ 10,490
                Temperature Control                         4,822
                All Other                                   4,705
                                             ---------------------
                           Goodwill, net                 $ 20,017
                                             =====================

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

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company, which is accounted for as a discontinued operation in the accompanying financial statements. In 1986, the Company acquired the business resulting in the assumption by the Company of certain liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed after fifteen years from the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At March 31, 2002, approximately 240 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of this specific matter or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 15  RESTATEMENT

Upon initial adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), on January 1, 2002, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $16 million, net of tax, or $1.35 per diluted share during the first quarter of 2002. The impairment loss related to goodwill pertaining to the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control segment and recorded a charge of $8.6 million and $7.4 million, respectively.

In preparing the year-end 2002 financial statements, the Company performed a subsequent review of the earlier treatment of the tax benefit associated with the goodwill impairment loss pertaining to its European Operations. As a result of the review, it was concluded that a tax benefit will not be realized due to the non-deductible nature of the goodwill on the European local accounts. Therefore, this tax benefit recorded as part of the cumulative effect of accounting change for the goodwill impairment loss has been reversed as of January 1, 2002. This change resulted in an additional loss of approximately $2.4 million.

The Company reclassified $0.4 million of expenses recorded in the first quarter of 2002 associated with the discontinued operation from selling, general and administrative to loss from discontinued operations. The expenses were not considered significant in the original filed Form 10-Q for the quarter ended March 31, 2002, however, they have been reclassified to conform to the presentation beginning with the quarterly period ended September 30, 2002. This reclassification had no impact on net earnings (loss).

In addition, certain costs of $0.2 million and $0.5 million in 2002 and 2001, respectively, previously treated as a reduction to gross sales have been reclassified to selling, general and administrative. This reclassification had no impact on net earnings (loss).

A summary of the effects of the restatement on the Company's Consolidated Financial Statements follows:

         CONSOLIDATED BALANCE SHEET
         (IN THOUSANDS)                                  March 31, 2002
                                             -------------------------------
                                             As Previously          As
                                               Reported           Restated
                                             ------------     --------------

         Sundry payables and accrued expenses   $39,005             $ 41,370
         Total current liabilities              112,171              114,536
         Total liabilities                      355,800              358,165
         Retained earnings                      164,243              161,878
         Total stockholders' equity            $167,251             $164,886

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15  RESTATEMENT (CONTINUED)


CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------                     For the Three Months Ended               For the Three Months Ended
(IN THOUSANDS)                                               March 31, 2002                           March 31, 2001
                                                  -------------------------------------     ------------------------------------

                                                       As Previously         As               As Previously           As
                                                         Reported          Restated             Reported            Restated
                                                  ----------------     ----------------     ---------------     ----------------
Net Sales                                               $ 126,080            $ 126,321           $ 153,960             $154,463
Gross profit                                               30,735               30,976              36,928               37,431
Selling, general and administrative
 expenses                                                  31,053               30,869              32,492               32,995

Operating income (loss)                                     (318)                  107               4,436                4,436
Earnings (loss) before taxes                              (3,112)              (2,687)                 906                  906
Income tax expense (benefit)                                (872)                (766)                 287                  287
Earnings (loss) from continuing operations                (2,240)              (1,921)                 619                  619
Loss from discontinued operation                                -                (319)                   -                    -
Cumulative effect of accounting
    change, net of tax                                   (15,985)             (18,350)                   -                    -
Net earnings (loss)                                      (18,225)             (20,590)                 619                  619
Earnings (loss) per basic share from
    continuing operations                                  (0.19)               (0.16)                0.05                 0.05
Discontinued operation on a basic
    loss per common share                                       -               (0.03)                   -                    -
Cumulative effect of accounting change
    on a basic loss per common share                       (1.35)               (1.55)                   -                    -
Basic net income (loss) per common share                   (1.54)               (1.74)                0.05                 0.05
Earnings (loss) per diluted share from
    continuing operations                                  (0.19)               (0.16)                0.05                 0.05
Discontinued operation on a diluted
    loss per common share                                       -               (0.03)                   -                    -
Cumulative effect of accounting change
    on a diluted loss per common share                     (1.35)               (1.55)                   -                    -
Diluted net income (loss) per common share              $  (1.54)             $ (1.74)              $ 0.05               $ 0.05



     CONSOLIDATED STATEMENT OF CASH FLOWS
     ------------------------------------       For the Three Months Ended
     (IN THOUSANDS)                                  March 31, 2002
                                            ----------------------------------
                                             As Previously          As
                                               Reported          Restated
                                            ---------------   ----------------

     Net earnings (loss)                          $ (18,225)         $ (20,590)
     Cumulative effect of
      accounting change, net of tax                  15,985             18,350

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q/A CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, INCLUDING ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ESTIMATES TO ASBESTOS-RELATED CONTINGENT LIABILITIES) MATTERS; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q/A.

As discussed in Note 15 of Notes to the Consolidated Financial Statements, the Company has restated its financial statements for the quarter ended March 31, 2002 and 2001. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

LIQUIDITY AND CAPITAL RESOURCES
(CONTINUED)

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

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTHS ENDED MARCH 31, 2002 TO THE THREE-MONTHS ENDED MARCH 31, 2001

On a consolidated basis, net sales in the first quarter of 2002 were $126.3 million, a decrease of $ 28.2 million, or 18%, as compared to the first quarter of 2001. The sales shortfall was primarily in Temperature Control products. In the first quarter of 2001, there was a large opening order to a new retail account not repeated in 2002; there was a partial loss of business at another major retailer; and some shortfall in other pre-season orders as distributors continue to work off inventories carried forward from previous cool summers. Engine Management net sales were slightly below the first quarter of 2001 and are anticipated to recover in the second quarter as the Company begins shipping new business estimated between $15 to $20 million on an annualized basis.

Reported gross margins for the quarter reflected only a slight improvement from 24.2% to 24.5%. Excluding the impact of certain reclassifications required under the guidelines of the Emerging Issues Task Force (See Note 2 in the Notes to the Consolidated Financial Statements) gross margins improved approximately 1.3 percentage points over 2001 as a result of price increases and higher production levels. Gross margins should continue to improve as production levels are more closely aligned to shipping levels as compared to the significant inventory reduction program in 2001.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded a charge of $10.9 million and $7.4 million, respectively.

Selling, general and administrative expenses decreased by $2.1 million to $30.9 million in the first quarter of 2002, as compared to $33.0 million in the first quarter of 2001. This decrease is primarily due to the elimination of goodwill amortization expense in the first quarter of 2002 of approximately $0.9 million. Also contributing to the decrease are reduced costs associated with lower shipping levels and the Company's focus on cost reduction.

Operating income decreased by $4.3 million in the first quarter of 2002, as compared to the first quarter of 2001, primarily due to the decline in net sales, as discussed above.

Other income, net, increased slightly in the first quarter of 2002 due to the elimination of fees related to the sale of accounts receivable agreement.

Interest expense decreased by 0.7 million in the first quarter 2002 as compared to the same period in 2001, due to lower average borrowings and lower interest rates.

COMPARISON OF THE THREE-MONTHS ENDED MARCH 31, 2002 TO THE THREE-MONTHS ENDED MARCH 31, 2001
(CONTINUED)

The effective tax rate decreased from 32% in the first quarter of 2001 to 29% in first quarter of 2002, due to a decrease in earnings from the Company's domestic subsidiaries. The 29% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Note that our preparation of this Quarterly Report on Form

10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

The Company is involved in various other litigation and product liability matters arising in the ordinary course of business. One of the product liability matters involves a former Brake business of the Company, which is accounted for as a discontinued operation in the accompanying financial statements. In 1986, the Company acquired the business resulting in the assumption by the Company of certain liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed after fifteen years from the date of the purchase. The ultimate exposure to the Company will depend upon the extent to which future claims are filed and the amounts paid for indemnity and defense. At March 31, 2002, approximately 240 cases were outstanding whereby the Company is now responsible for any related liabilities. Although the final outcome of this specific matter or any other litigation or product liability matter cannot be determined, based on the Company's understanding and evaluation of the relevant facts and circumstances, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)    EXHIBIT(S)
                                                    DESCRIPTION
99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                               STANDARD MOTOR PRODUCTS, INC.
                                                                (Registrant)


(Date): March 18, 2003                          /S/ JAMES J. BURKE
                                                -----------------------
                                                Vice President Finance,
                                                Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION


I, Lawrence I. Sills, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Standard Motor Products, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: March 18, 2003





                                        /S/ LAWRENCE I. SILLS
                                        ------------------------
                                         Lawrence I. Sills
                                         Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION


I, James J. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Standard Motor Products, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date: March 18, 2003




                                                       /S/ JAMES J. BURKE
                                                       -----------------------
                                                       James J. Burke
                                                       Chief Financial Officer