Form 10-Q/A
period 2002-06-30
STANDARD MOTOR PRODUCTS INC
filed 2003-03-18
CIK 93389

================================================================================


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





================================================================================

                                EXPLANATORY NOTE


This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as originally filed on August 14, 2002, is being filed to amend and reflect the restatement of the Registrant's Consolidated Financial Statements. See Note 15 of Notes to Consolidated Financial Statements for further discussion. Each item of the Quarterly Report on Form 10-Q as filed on August 14, 2002 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


                                      INDEX


                         PART 1 - FINANCIAL INFORMATION



ITEM 1                                                                     PAGE

CONSOLIDATED BALANCE SHEETS at
June 30, 2002  (Unaudited) (As Restated) and December 31, 2001               4

CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS (Unaudited) for the three-month and six-month
periods ended June 30, 2002 and 2001 (As Restated)                           6

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) for the
six-month periods ended June 30, 2002 (As Restated) and 2001                 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                       8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         16

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  20

                           PART II - OTHER INFORMATION


ITEM 1

LEGAL PROCEEDINGS                                                           21

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         21

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                            22

SIGNATURE                                                                   22

CERTIFICATIONS                                                              23



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                     ASSETS


                                                           June 30,
                                                             2002      December 31,
                                                          (Unaudited)      2001
-----------------------------------------------------------------------------------
                                                           (Restated)

Current assets:
      Cash and cash equivalents                             $  3,586    $  7,496
      Accounts and notes receivable, net of
        allowance for doubtful accounts and
        discounts of $6,245 (2001 - $4,362) (Note 6)         207,474     117,965
      Inventories (Notes 4 and 6)                            172,491     177,291
      Deferred income taxes                                   12,847      12,316
      Prepaid expenses and other current assets               15,504      13,881
                                                            --------    --------

              Total current assets                           411,902     328,949
                                                            --------    --------

Property, plant and equipment, net of
      accumulated depreciation (Notes 5 and 6)               109,242     101,646

Goodwill, net (Note 3)                                        20,017      38,040
Other assets                                                  37,516      40,794
                                                            --------    --------

              Total assets                                  $578,677    $509,429
                                                            ========    ========












See accompanying notes to unaudited consolidated financial statements.






                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (in thousands, except shares and per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                June 30,
                                                                 2002       December 31,
                                                               (Unaudited)      2001
----------------------------------------------------------------------------------------
                                                               (Restated)

Current liabilities:
      Notes payable                                            $   3,421    $   4,075
      Current portion of long-term debt (Note 6)                   4,387        1,784
      Accounts payable                                            46,547       26,110
      Sundry payables and accrued expenses                        52,046       41,968
      Accrued customer returns                                    21,584       18,167
      Payroll and commissions                                     11,304        8,489
                                                               ---------    ---------


              Total current liabilities                          139,289      100,593
                                                               ---------    ---------

Long-term debt (Note 6)                                          242,953      200,066

Postretirement benefits other than pensions
      and other accrued liabilities                               24,104       23,083
                                                               ---------    ---------



              Total liabilities                                  406,346      323,742
                                                               ---------    ---------



Commitments and contingencies (Notes 6,7,10,12 and 14)

Stockholders' equity (Notes 6,7,9,10,11 and 12):
   Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares,
              issued and outstanding 11,946,010
              and 11,823,650 shares
              in 2002 and 2001, respectively)                     26,649       26,649
      Capital in excess of par value                               1,738        1,877
      Retained earnings                                          166,265      183,532
      Accumulated other comprehensive loss                        (1,519)      (3,722)
                                                               ---------    ---------
                                                                 193,133      208,336

      Less:Treasury stock - at cost (1,378,466 and 1,500,826
                   shares in 2002 and 2001, respectively)         20,802       22,649
                                                               ---------    ---------

              Total stockholders' equity                         172,331      185,687
                                                               ---------    ---------

              Total liabilities and stockholders' equity       $ 578,677    $ 509,429
                                                               =========    =========







See accompanying notes to unaudited consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          (UNAUDITED) (in thousands, except shares and per share data)




                                                              Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                         ----------------------------    ----------------------------
                                                             2002            2001            2002            2001
                                                         ------------   -------------    ------------    ------------

                                                          (Restated)      (Restated)      (Restated)      (Restated)

Net sales (Note 2)                                       $    180,629    $    183,167    $    306,950    $    337,630

Cost of sales (Note 2)                                        133,796         141,336         229,141         258,368
                                                         ------------    ------------    ------------    ------------

     Gross profit                                              46,833          41,831          77,809          79,262

Selling, general and administrative expenses (Note 2)          34,452          33,323          65,321          66,318
                                                         ------------    ------------    ------------    ------------

     Operating income                                          12,381           8,508          12,488          12,944

Other income (expense) - net                                       88            (138)            756             459

Interest expense                                                3,809           5,040           7,271           9,167
                                                         ------------    ------------    ------------    ------------

     Earnings from continuing operations before taxes           8,660           3,330           5,973           4,236

Income taxes                                                    2,393           1,055           1,627           1,342
                                                         ------------    ------------    ------------    ------------

     Earnings from continuing operations                        6,267           2,275           4,346           2,894

Loss from discontinued operations, net of tax                    (806)           --            (1,125)           --

     Earnings before extraordinary item and cumulative
                                                         ------------    ------------    ------------    ------------
        effect of accounting change                             5,461           2,275           3,221           2,894

Extraordinary item, net of tax                                   --            (2,797)           --            (2,797)

Cumulative effect of accounting change,
  net of tax (Note 3)                                            --              --           (18,350)           --
                                                         ------------    ------------    ------------    ------------

     Net earnings(loss)                                         5,461            (522)        (15,129)             97

Retained earnings at beginning of period                      161,878         189,820         183,532         190,253
                                                         ------------    ------------    ------------    ------------

                                                              167,339         189,298         168,403         190,350

Less: cash dividends for period                                 1,074           1,059           2,138           2,111
                                                         ------------    ------------    ------------    ------------

Retained earnings at end of period                       $    166,265    $    188,239    $    166,265    $    188,239
                                                         ============    ============    ============    ============

PER SHARE DATA:

Net earnings(loss) per common share - basic:
     Earnings per share from continuing operations       $       0.53    $       0.19    $       0.36    $       0.25
     Discontinued operation                                     (0.07)           --             (0.09)           --
     Extraordinary Item                                          --             (0.24)           --             (0.24)
     Cumulative effect of accounting change                      --              --             (1.54)           --
                                                         ------------    ------------    ------------    ------------
     Net earnings(loss) per common share - basic         $       0.46    $      (0.05)   $      (1.27)   $       0.01
                                                         ============    ============    ============    ============

Net earnings(loss) per common share - diluted:
     Earnings per share from continuing operations       $       0.48    $       0.19    $       0.36    $       0.25
     Discontinued operation                                     (0.05)           --             (0.09)           --
     Extraordinary Item                                          --             (0.24)           --             (0.24)
     Cumulative effect of accounting change                      --              --             (1.53)           --
                                                         ------------    ------------    ------------    ------------
     Net earnings(loss) per common share - diluted       $       0.43    $      (0.05)   $      (1.26)   $       0.01
                                                         ============    ============    ============    ============


Weighted average number of
  common shares outstanding - basic                        11,918,439      11,781,383      11,873,288      11,748,050
                                                         ============    ============    ============    ============

Weighted average number of common and
  common equivalent shares - diluted                       14,840,360      11,850,421      11,984,935      11,782,444
                                                         ============    ============    ============    ============



See accompanying notes to unaudited consolidated financial statements.






                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                      Six Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                     2002            2001
                                                                 ------------   ------------
                                                                  (Restated)
  Cash flows from operating activities:
  Net earnings (loss)                                             $ (15,129)   $      97

  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
    Depreciation and amortization                                     7,872        9,570
    Gain on sale of property, plant & equipment                        (140)        --
    Equity income from joint ventures                                  (263)        (233)
    Employee stock ownership plan allocation                            584          352
    Cumulative effect of accounting change, net of tax               18,350         --
    Extraordinary loss on repayment of debt                            --          3,772

  Change in assets and liabilities,
    net of effects from acquisitions:
    Increase in accounts receivable, net                            (88,527)    (108,154)
    Decrease in inventories                                          10,290       47,370
    Increase in prepaid expenses and other current assets            (1,776)        (568)
    Decrease (Increase) in other assets                               5,983       (7,694)
    Increase (Decrease) in accounts payable                          19,955       (9,942)
    Increase (Decrease) in sundry payables and accrued expenses       9,353       (1,151)
    Increase in other liabilities                                     7,129        7,952
                                                                  ---------    ---------

    Net cash used in operating activities                           (26,319)     (58,629)
                                                                  ---------    ---------

Cash flows from investing activities:
    Proceeds from the sale of property, plant & equipment               513         --
    Capital expenditures                                             (4,275)      (8,691)
    Payments for acquisitions, net of cash acquired                 (17,715)      (1,069)
                                                                  ---------    ---------

    Net cash used in investing activities                           (21,477)      (9,760)
                                                                  ---------    ---------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                   40,004      159,983
    Net borrowings (payments) of long-term debt                       4,832      (94,227)
    Proceeds from exercise of employee stock options                    412          216
    Dividends paid                                                   (2,138)      (2,111)
                                                                  ---------    ---------

   Net cash  provided by financing activities                        43,110       63,861
                                                                  ---------    ---------

Effect of exchange rate changes on cash                                 776          (47)

Net decrease in cash and cash equivalents                            (3,910)      (4,575)

Cash and cash equivalents at beginning of the period                  7,496        7,699
                                                                  ---------    ---------

Cash and cash equivalents at end of the period                    $   3,586    $   3,124
                                                                  =========    =========



Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                      $   7,266    $   7,745
                                                                  =========    =========
    Income taxes                                                  $     324    $   1,236
                                                                  =========    =========



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


NOTE 2 (RESTATED)

On January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Beginning with the first quarter of 2002, such costs are now treated as a reduction of revenue or as cost of sales. As a result, certain costs have been reclassified for the three month and six month periods ended June 30, 2001, from selling, general and administrative expenses, of approximately $7.4 million and $14.5 million, respectively. These reclassifications had no effect on net earnings.

NOTE 3 (RESTATED)

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded charges of $10.9 million and $7.4 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon adoption of SFAS No. 142, the Company's earnings before cumulative effect of accounting change and extraordinary item for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of taxes) are as follows:

                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                      ---------------------   --------------------
     (In thousands, except per share amounts)            2002        2001       2002        2001
                                                      ---------------------------------------------
                                                                        (Unaudited)

Reported earnings before extraordinary item and
  cumulative effect of accounting change              $   5,461   $   2,275   $   3,221   $   2,894
Add back: goodwill amortization expense, net of tax        --           671        --     $   1,338
                                                      ---------   ---------   ---------   ---------

Adjusted earnings before extraordinary item and
  cumulative effect of accounting change              $   5,461   $   2,946   $   3,221   $   4,232
                                                      =========   =========   =========   =========

Basic earnings per share:
Reported basic earnings per share before
  extraordinary item and cumulative effect
  of accounting change                                $   0.46    $    0.19   $    0.27   $    0.25
Add back: goodwill amortization expense, net of tax        --          0.06        --          0.11
                                                      ---------   ---------   ---------   ---------

Adjusted basic earnings per share before
  extraordinary item and cumulative effect
  of accounting change                                $    0.46   $    0.25   $    0.27   $    0.36
                                                      =========   =========   =========   =========

Diluted earnings per share:
Reported diluted earnings per share before
extraordinary item and cumulative effect
  of accounting change                                $    0.43   $    0.19   $    0.27   $    0.25
Add back: goodwill amortization expense, net of tax        --          0.06        --          0.11
                                                      ---------   ---------   ---------   ---------

Adjusted diluted earnings per share before
extraordinary item and cumulative effect
  of accounting change                                $    0.43   $    0.25   $    0.27   $    0.36
                                                      =========   =========   =========   =========


NOTE 4

                                   INVENTORIES
                                 (in thousands)

                                                           June 30, 2002 December 31,
                                                            (unaudited)   2001
                                                             -------------------
   Finished Goods                                            $136,687   $141,799
   Work in Process                                              3,188      3,155
   Raw Materials                                               32,616     32,337
                                                             --------   --------

                                Total inventories            $172,491   $177,291
                                                             ========   ========

NOTE 5
                          PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)
                                                          June 30, 2002 December 31,
                                                           (unaudited)     2001
                                                             --------   --------
   Land, buildings and improvements                          $ 66,023   $ 60,665
   Machinery and equipment                                    117,034    109,617
   Tools, dies and auxiliary equipment                         19,143     17,815
   Furniture and fixtures                                      27,951     27,643
   Computer software                                           10,309     10,231
   Leasehold improvements                                       7,438      7,450
   Construction in progress                                     8,355      6,440
                                                             --------   --------
                                                              256,253    239,861
   Less: accumulated depreciation and amortization            147,011    138,215
                                                             --------   --------
              Total property, plant and equipment - net      $109,242   $101,646
                                                             ========   ========


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 6

                                 LONG-TERM DEBT
                                 (in thousands)

                                                         June 30, 2002 December 31,
                                                          (unaudited)     2001
                                                          ----------------------
Long Term Debt Consists of:

6.75% convertible subordinated debentures                 $ 90,000      $ 90,000
Revolving credit facility                                  147,448       106,790
Other                                                        9,892         5,060
                                                          --------      --------
                                                           247,340       201,850
Less: current portion                                        4,387         1,784
                                                          --------      --------
Total non-current portion of
   Long-term debt                                         $242,953      $200,066
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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 (RESTATED)

Total comprehensive income (loss) was $6,885,000 and $213,000 for the three-month periods ended June 30, 2002 and 2001, respectively, and $(12,925,000) and $(107,000) for the six-month periods ended June 30, 2002 and 2001, respectively.

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

NOTE 11 (RESTATED)

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and diluted net earnings (loss) per common share:


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                         June 30,
                                             -------------------------------------------------------------
                                                 2002             2001            2002            2001
                                                 ----             ----            ----            ----
                                                                       (Unaudited)
Earnings from continuing  operations         $  6,267,000    $  2,275,000    $  4,346,000    $  2,894,000
   Loss from discontinued operation              (806,000)           --        (1,125,000)           --
   Extraordinary item                                --        (2,797,000)           --        (2,797,000)
   Cumulative effect of accounting change            --              --       (18,350,000)           --
                                             ------------    ------------    ------------    ------------
Earnings available to common stockholders       5,461,000        (522,000)    (15,129,000)         97,000
Effect of convertible debentures                  911,250            --              --              --
                                             ------------    ------------    ------------    ------------
   Net earnings available to common
     stockholders assuming dilution          $  6,372,250    $   (522,000)   $(15,129,000)   $     97,000
                                             ============    ============    ============    ============

Weighted average common shares outstanding     11,918,439      11,781,383      11,873,288      11,748,050
Effect of convertible debentures                2,796,120            --              --              --
Effect of stock options                           125,801          69,038         111,647          34,394
                                             ------------    ------------    ------------    ------------
   Weighted average common
     equivalent shares outstanding
     assuming  dilution                        14,840,360      11,850,421      11,984,935      11,782,444
                                             ============    ============    ============    ============


The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                   Three Months Ended         Six Months Ended
                                         June 30,                 June 30,
                                ------------------------------------------------
                                    2002        2001         2002         2001
                                    ----        ----         ----         ----

Stock options                     566,574      634,074      566,574      762,229
Convertible debentures               --      2,796,120    2,796,120    2,796,120
                                =========    =========    =========    =========


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

                                                (in thousands)
                                           Three months ended June 30,
                               -------------------------------------------------
                                          2002                     2001
                               -------------------------------------------------
                                             Operating                Operating
                                Net Sales     Income      Net Sales     Income
                               -------------------------------------------------
Engine Management              $ 82,975     $ 13,132      $ 74,318     $  5,632
Temperature Control              86,099        3,931        98,544        5,540
All Other                        11,555       (4,682)       10,305       (2,664)
                               --------     --------      --------     --------
Consolidated                   $180,629     $ 12,381      $183,167     $  8,508
                               ========     ========      ========     ========


                                                  (in thousands)
                                            Six months ended June 30,
                              --------------------------------------------------
                                        2002                      2001
                              --------------------------------------------------
                                           Operating                   Operating
                               Net Sales     Income      Net Sales       Income
                              --------------------------------------------------
Engine Management             $ 150,954      $20,272      $147,111       $12,356
Temperature Control             135,424        1,783       170,660         6,139
All Other                        20,572       (9,567)       19,859        (5,551)
                              ---------      -------      --------      --------
Consolidated                  $ 306,950      $12,488      $337,630       $12,944
                              =========      =======      ========      ========


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

The Company reclassified $1.1 million and $1.5 million of expenses recorded in the three months ended and six months ended June 30, 2002, respectively, associated with the discontinued operation from selling, general and administrative to loss from discontinued operations. The expenses were not considered significant in the original filed Form 10-Q for the quarter ended June 30, 2002, however, they have been reclassified to conform to the presentation beginning with the quarterly period ended September 30, 2002. This reclassification had no impact on net earnings (loss).

In addition, certain costs of $1.3 million and $1.3 million for the three month periods ended June 30, 2002 and 2001, respectively, and $1.5 million and $1.8 million for the six-month periods ended June 30, 2002 and 2001, respectively, previously treated as a reduction to gross sales have been reclassified to selling, general and administrative. This reclassification had no impact on net earnings (loss).

A summary of the effects of the restatement on the Company's Consolidated Financial Statements follows:

         CONSOLIDATED BALANCE SHEET
         (IN THOUSANDS)                                    June 30, 2002
                                                 -------------------------------
                                                 As Previously          As
                                                   Reported          Restated
                                                 -------------------------------

         Sundry payables and accrued expenses        $49,681        $ 52,046
         Total current liabilities                   136,924         139,289
         Total liabilities                           403,981         406,346
         Retained earnings                           168,630         166,265
         Total stockholders' equity                 $174,696        $172,331

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 15  RESTATEMENT (CONTINUED)


                                                        For the Three Months Ended
CONSOLIDATED STATEMENT OF OPERATIONS              June 30, 2002             June 30, 2001
------------------------------------
                                             -----------------------------------------------
(IN THOUSANDS)                               As Previously    As      As Previously    As
                                               Reported     Restated     Reported   Restated
                                             -----------------------------------------------

Net Sales                                    $ 179,329   $ 180,629    $ 181,914    $ 183,167
Gross profit                                    45,533      46,833       40,578       41,831
Selling, general and administrative
  expenses                                      34,227      34,452       32,070       33,323
Operating income (loss)                         11,306      12,381        8,508        8,508
Earnings (loss) before taxes                     7,585       8,660        3,330        3,330
Income tax expense (benefit)                     2,124       2,393        1,055        1,055
Earnings (loss) from continuing operations       5,461       6,267        2,275        2,275
Loss from discontinued operation                  --          (806)        --           --
Cumulative effect of accounting
     change, net of tax                           --          --           --           --
Net earnings (loss)                              5,461       5,461         (522)        (522)
Earnings (loss) per basic share from
     continuing operations                        0.46        0.53         0.19         0.19
Discontinued operation on a basic
     loss per common share                        --         (0.07)        --           --
Cumulative effect of accounting change
     on a basic loss per common share             --          --           --           --
Basic net income (loss) per common share          0.46        0.46        (0.05)       (0.05)
Earnings (loss) per diluted share from
     continuing operations                        0.43        0.48         0.19         0.19
Discontinued operation on a diluted
     loss per common share                        --         (0.05)        --           --
Cumulative effect of accounting change
     on a diluted loss per common share           --          --           --           --
Diluted net income (loss) per common share   $    0.43   $    0.43    $   (0.05)   $   (0.05)

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 15  RESTATEMENT (CONTINUED)

                                                          For the Six Months Ended
                                                   June 30, 2002           June 30, 2001
                                             -----------------------------------------------
                                             As Previously   As      As Previously     As
                                               Reported    Restated    Reported     Restated
                                             -----------------------------------------------

Net Sales                                    $ 305,409    $ 306,950    $ 335,874   $ 337,630
Gross profit                                    76,268       77,809       77,506      79,262
Selling, general and administrative
  expenses                                      65,280       65,321       64,562      66,318
Operating income (loss)                         10,988       12,488       12,944      12,944
Earnings (loss) before taxes                     4,473        5,973        4,236       4,236
Income tax expense (benefit)                     1,252        1,627        1,342       1,342
Earnings (loss) from continuing operations       3,221        4,346        2,894       2,894
Loss from discontinued operation                  --         (1,125)        --          --
Cumulative effect of accounting
     change, net of tax                        (15,985)     (18,350)        --          --
Net earnings (loss)                            (12,764)     (15,129)          97          97
Earnings (loss) per basic share from
     continuing operations                        0.27         0.36         0.25        0.25
Discontinued operation on a basic
     loss per common share                        --          (0.09)        --          --
Cumulative effect of accounting change
     on a basic loss per common share            (1.35)       (1.54)        --          --
Basic net income (loss) per common share         (1.08)       (1.27)        0.01        0.01
Earnings (loss) per diluted share from
     continuing operations                        0.27         0.36         0.25        0.25
Discontinued operation on a diluted
     loss per common share                        --          (0.09)        --          --
Cumulative effect of accounting change
     on a diluted loss per common share          (1.34)       (1.53)        --          --
Diluted net income (loss) per common share   $   (1.07)   $   (1.26)   $    0.01   $    0.01



         CONSOLIDATED STATEMENT OF CASH FLOWS                            For the Six Months Ended
         ------------------------------------
         (IN THOUSANDS)                                                        June 30, 2002
                                                                --------------------------------------------
                                                                   As Previously                 As
                                                                     Reported                 Restated
                                                                -------------------- --- -------------------

         Net earnings (loss)                                         $ (12,764)              $ (15,129)
         Cumulative effect of accounting change, net of tax
                                                                         15,985                  18,350

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

As discussed in Note 15 of Notes to the Consolidated Financial Statements, the Company has restated its financial statements for the quarter ended June 30, 2002 and 2001. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTHS ENDED JUNE 30, 2002 TO THE THREE-MONTHS ENDED JUNE 30, 2001

On a consolidated basis, net sales in the second quarter of 2002 were $180.6 million, as compared to $183.2 million in the second quarter of 2001. The sales shortfall was attributable to decreased sales of Temperature Control products, which were partially offset by sales increases in Engine Management products. Temperature Control net sales were down $12.4 million due to a combination of a loss of a few locations at a major retailer and a continued reduction of distributor inventories, as those distributors work off inventory left over from previous mild summer seasons. Engine Management net sales recovered in the second quarter, with new business orders increasing net sales by $8.7 million over the comparable period in 2001.

Reported gross margins as a percentage of net sales, improved 3.1 percentage points to 25.9% in the second quarter of 2002 from 22.8% in the comparable quarter of 2001. The improvement in gross margins is primarily the result of price increases and higher production levels. Gross margins should continue to improve as production levels are more closely aligned to shipping levels as compared to the significant inventory reduction program in 2001.

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

Selling, general and administrative expenses increased to $34.5 million in the second quarter of 2002, as compared to $33.3 million in the second quarter of 2001. The increase is attributable to insurance and employee benefit costs.

Operating income increased by $3.9 million in the second quarter of 2002, as compared to the second quarter of 2001, primarily due to improvements in gross margins, as discussed above.

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

COMPARISON OF THE SIX-MONTHS ENDED JUNE 30, 2002 TO THE SIX-MONTHS ENDED JUNE 30, 2001

On a consolidated basis, net sales for the six-month period ended June 30, 2002 were $307 million, a decrease of $30.6 million, or 9.1%, as compared to the same period in 2001. The decrease resulted primarily from the sales shortfall in Temperature Control from earlier in the year, partially offset by improvements in sales in Engine Management, as previously discussed.

Gross margins, as a percentage of net sales, increased 1.8 percentage points to 25.3% for the six-months ended June 30, 2002 from 23.5% in the same period of 2001. The improvement in gross margins reflects the return to more normal production levels as the aggressive and successful inventory reduction campaign in 2001 is now benefiting 2002.

Selling, general and administrative expenses decreased to $65.3 million for the six-month period ended June 30, 2002, as compared to $66.3 million in the same period of 2001. The decrease is attributable to the elimination of goodwill amortization expense offset by increases to insurance and employee benefit costs.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded charges of $10.9 million and $7.4 million, respectively. The adoption of the new accounting standard eliminated goodwill amortization expense of $1.2 million after tax for the first six months of 2002.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE SIX-MONTHS ENDED JUNE 30, 2002 TO THE SIX-MONTHS ENDED JUNE 30, 2001 (CONTINUED)

Operating income decreased by $0.4 million for the six-month period ended June 30, 2002, as compared to the same period of 2001, primarily due to the lower net sales, as discussed above.

Interest expense decreased $1.9 million for the six-month period ended June 30, 2002 as compared to the same period in 2001, due to lower average borrowings and lower interest rates.

The effective tax rate decreased from 32% for the first six-months of 2001 to 27% for the first six-months of 2002, due to a decrease in earnings from the Company's domestic subsidiaries. The 27% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

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



                                                   STANDARD MOTOR PRODUCTS, INC.
                                                                  (Registrant)






(Date): March 18, 2003                              /S/ JAMES J. BURKE
                                                    ------------------
                                                    Vice President Finance,
                                                       Chief Financial Officer

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







Date: March 18, 2003




                                                    /S/ JAMES J. BURKE
                                                    ------------------
                                                    James J. Burke
                                                    Chief Financial Officer