Form 10-Q/A
period 2002-09-30
STANDARD MOTOR PRODUCTS INC
filed 2003-03-18
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM     TO
                                               -----  ------

                          COMMISSION FILE NUMBER 1-4743


                          STANDARD MOTOR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


                       NEW YORK                      11-1362020
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

                                EXPLANATORY NOTE


This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as originally filed on November 13, 2002, is being filed to amend and reflect the restatement of the Registrant's Consolidated Financial Statements. See Note 16 of Notes to Consolidated Financial Statements for further discussion. Each item of the Quarterly Report on Form 10-Q as filed on November 13, 2002 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


                                      INDEX


                         PART I - FINANCIAL INFORMATION



ITEM 1                                                                   PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS at
September 30, 2002  (Unaudited) (As Restated) and December 31, 2001         4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS (Unaudited) for the three-month and nine-month
periods ended September 30, 2002 and 2001 (As Restated)                     6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) for the
nine-month periods ended September 30, 2002 (As Restated) and 2001          7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)            8

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        16

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 21

ITEM 4

CONTROLS AND PROCEDURES                                                    21

                           PART II - OTHER INFORMATION


ITEM 1

LEGAL PROCEEDINGS                                                          22

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K                                           23

SIGNATURES                                                                 23

CERTIFICATIONS                                                             24

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

   ASSETS
                                                         September 30,
                                                            2002             December 31,
                                                         (Unaudited)             2001
-----------------------------------------------------------------------------------------
                                                          (Restated)
Current assets:
       Cash and cash equivalents                             $ 9,672             $ 7,496
       Marketable securities                                   7,200                   -
       Accounts and notes receivable, net of
         allowance for doubtful accounts and
         discounts of $5,523 (2001 - $4,362) (Note 7)        191,703             117,965
       Inventories (Notes 5 and 7)                           161,709             177,291
       Other current assets                                   30,978              26,197
                                                        -------------        ------------

              Total current assets                           401,262             328,949
                                                        -------------        ------------

Property, plant and equipment, net of
       accumulated depreciation (Notes 6 and 7)              106,854             101,646

Goodwill, net (Note 3)                                        20,017              38,040
Other assets                                                  37,313              40,794
                                                        -------------        ------------

              Total assets                                 $ 565,446           $ 509,429
                                                        =============        ============


See accompanying notes to unaudited condensed consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except shares and per share data)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      September 30,
                                                                                         2002             December 31,
                                                                                      (Unaudited)            2001
----------------------------------------------------------------------------------------------------------------------
                                                                                      (Restated)
Current liabilities:
       Notes payable                                                                      $ 3,229             $ 4,075
       Current portion of long-term debt (Note 7)                                           4,242               1,784
       Accounts payable                                                                    47,130              26,110
       Sundry payables and accrued expenses                                                53,341              41,968
       Accrued customer returns                                                            26,177              18,167
       Payroll and commissions                                                             14,913               8,489
                                                                                     -------------        ------------

              Total current liabilities                                                   149,032             100,593
                                                                                     -------------        ------------

Long-term debt (Note 7)                                                                   200,879             200,066
Other liabilities (Note 15)                                                                52,064              23,083
                                                                                     -------------        ------------
              Total liabilities                                                           401,975             323,742
                                                                                     -------------        ------------

Commitments and contingencies (Notes 7,8,11,13 and 15)

Stockholders' equity (Notes 7,8,10,11 and 13 ): Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares, issued and outstanding -
              11,957,009 and 11,823,650 shares
              in 2002 and 2001, respectively)                                              26,649              26,649
       Capital in excess of par value                                                       1,684               1,877
       Retained earnings                                                                  158,103             183,532
       Accumulated other comprehensive loss                                                (2,328)             (3,722)
                                                                                     -------------        ------------
                                                                                          184,108             208,336

       Less:Treasury stock - at cost (1,367,467 and 1,500,826
                    shares in 2002 and 2001, respectively)                                 20,637              22,649
                                                                                     -------------        ------------

              Total stockholders' equity                                                  163,471             185,687
                                                                                     -------------        ------------

              Total liabilities and stockholders' equity                                $ 565,446           $ 509,429
                                                                                     =============        ============


See accompanying notes to unaudited condensed consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS
                                  (Unaudited)

                (in thousands, except shares and per share data)

                                                                       Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                 -------------------------------   -------------------------------
                                                                     2002             2001             2002              2001
                                                                 --------------   --------------   --------------    -------------
                                                                    (Restated)       (Restated)       (Restated)        (Restated)
Net sales (Note 2)                                                   $ 183,631        $ 157,590        $ 490,581        $ 495,220
Cost of sales (Note 2)                                                 133,023          116,439          362,164          374,807
                                                                 --------------   --------------   --------------    -------------

     Gross profit                                                       50,608           41,151          128,417          120,413
Selling, general and administrative expenses (Note 2)                   33,516           31,949           98,837           98,267
                                                                 --------------   --------------   --------------    -------------

     Operating income                                                   17,092            9,202           29,580           22,146

Other income (expense) - net                                               969            1,081            1,725            1,540

Interest expense                                                         3,606            4,795           10,877           13,962
                                                                 --------------   --------------   --------------    -------------

     Earnings from continuing operations before taxes                   14,455            5,488           20,428            9,724

Income taxes                                                             4,623            1,740            6,250            3,082
                                                                 --------------   --------------   --------------    -------------

     Earnings from continuing operations                                 9,832            3,748           14,178            6,642

Loss from discontinued operation, net of tax (Note 15)                 (16,918)               -          (18,043)               -

     Earnings (loss) before extraordinary item and
                                                                 --------------   --------------   --------------    -------------
        cumulative effect of accounting change                          (7,086)           3,748           (3,865)           6,642

Extraordinary item, net of tax                                               -                -                -           (2,797)

Cumulative effect of accounting change, net of tax (Note 3)                  -                -          (18,350)               -
                                                                 --------------   --------------   --------------    -------------

     Net earnings(loss)                                                 (7,086)           3,748          (22,215)           3,845

Retained earnings at beginning of period                               166,265          188,239          183,532          190,253
                                                                 --------------   --------------   --------------    -------------
                                                                       159,179          191,987          161,317          194,098

Less: cash dividends for period                                          1,076            1,064            3,214            3,175
                                                                 --------------   --------------   --------------    -------------

Retained earnings at end of period                                   $ 158,103        $ 190,923        $ 158,103        $ 190,923
                                                                 ==============   ==============   ==============    =============
PER SHARE DATA:

Net earnings(loss) per common share - basic:

     Basic earnings per share from continuing operations                $ 0.82           $ 0.32           $ 1.19           $ 0.56
     Discontinued operation                                              (1.41)               -            (1.52)               -
     Extraordinary Item                                                      -                -                -            (0.23)
     Cumulative effect of accounting change                                  -                -            (1.54)               -
                                                                 --------------   --------------   --------------    -------------
     Net earnings(loss) per common share - basic                       $ (0.59)          $ 0.32          $ (1.87)          $ 0.33
                                                                 ==============   ==============   ==============    =============

Net earnings(loss) per common share - diluted:

     Diluted earnings per share from continuing operations              $ 0.72           $ 0.32           $ 1.14           $ 0.56
     Discontinued operation                                              (1.14)               -            (1.22)               -
     Extraordinary Item                                                      -                -                -            (0.23)
     Cumulative effect of accounting change                                  -                -            (1.24)               -
                                                                 --------------   --------------   --------------    -------------
     Net earnings(loss) per common share - diluted                     $ (0.42)          $ 0.32          $ (1.32)          $ 0.33
                                                                 ==============   ==============   ==============    =============


Weighted average number of common shares outstanding - basic        11,954,928       11,797,961       11,900,800       11,764,870
                                                                 ==============   ==============   ==============    =============

Weighted average number of common and common
 equivalent shares - diluted                                        14,859,401       11,893,848       14,805,121       11,816,646
                                                                ==============   ==============   ==============    =============



See accompanying notes to unaudited condensed consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                   Nine-Months Ended
                                                                                                     September 30,
                                                                                           ----------------------------------
                                                                                               2002                 2001
                                                                                           --------------       -------------
                                                                                            (Restated)
   Cash flows from operating activities:
   Net  earnings (loss)                                                                        $ (22,215)            $ 3,845

   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                                11,715              14,072
     Gain on sale of property, plant & equipment                                                    (136)                  -
     Equity income from joint ventures                                                              (607)               (569)
     Employee stock ownership plan allocation                                                        907                 534
     Cumulative effect of accounting change                                                       18,350                   -
     Loss from discontinued operation                                                             18,043                   -
     Extraordinary loss on repayment of debt                                                           -               2,797

   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                                        (72,757)            (49,479)
     Decrease in inventories                                                                      21,072              57,070
     Increase in prepaid expenses and other current assets                                        (4,026)             (4,203)
     Increase in other assets                                                                       (674)             (8,741)
     Increase (Decrease) in accounts payable                                                      20,538             (20,177)
     Increase (Decrease) in sundry payables and accrued expenses                                  12,205              (3,502)
     Increase (Decrease) in other liabilities                                                     24,021              12,645
                                                                                           --------------       -------------
     Net cash provided by operating activities                                                    26,436               4,292
                                                                                           --------------       -------------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                           514                   -
     Capital expenditures                                                                         (5,804)            (11,125)
     Payments for acquisitions, net of cash acquired                                             (19,455)             (1,069)
                                                                                           --------------       -------------

     Net cash used in investing activities                                                       (24,745)            (12,194)
                                                                                           --------------       -------------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                                 (441)            110,647
     Net borrowings (payments) of long-term debt                                                   2,866             (94,442)
     Proceeds from exercise of employee stock options                                                524                 206
     Dividends paid                                                                               (3,214)             (3,175)
                                                                                           --------------       -------------

    Net cash (used in) provided by financing activities                                             (265)             13,236
                                                                                           --------------       -------------

 Effect of exchange rate changes on cash                                                             750              (1,219)

 Net increase in cash and cash equivalents                                                         2,176               4,115

 Cash and cash equivalents at beginning of the period                                              7,496               7,699
                                                                                           --------------       -------------

 Cash and cash equivalents at end of the period                                                  $ 9,672            $ 11,814
                                                                                           ==============       =============

 Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                                   $ 12,506            $ 15,243
                                                                                           ==============       =============
     Income taxes                                                                                  $ 347             $ 2,025
                                                                                           ==============       =============

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

NOTE 2 (RESTATED)

On January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Beginning with the first quarter of 2002, such costs are now treated as a reduction of revenue or as cost of sales. As a result, certain costs of approximately $8.8 million and $23.2 million, respectively, have been reclassified from selling, general and administrative expenses for the three month and nine month periods ended September 30, 2001. These reclassifications had no effect on net earnings.

NOTE 3 (RESTATED)

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated relating to the Company's acquisitions and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share, during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations (classified as "All Other") for segment reporting and within its Temperature Control Segment and recorded charges of $10.9 million and $7.4 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon adoption of SFAS No. 142, the Company's earnings from continuing operations for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of taxes) are as follows:

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                         ----------------------------       -------------------------
                                                               2002           2001              2002        2001
                                                         ----------------------------       -------------------------
                                                                                  (Unaudited)
                                                                  (in thousands,except per share amounts)
   Reported earnings from continuing operations               $ 9,832         $ 3,748         $14,178        $ 6,642
   Add back: goodwill amortization expense, net of tax             -              703              -         $ 2,041
                                                         -------------    ------------     -----------    -----------

   Adjusted earnings from continuing operations               $ 9,832         $ 4,451         $14,178        $ 8,683
                                                         =============    ============     ===========    ===========
   Basic earnings per share:
   Reported basic earnings per share from
    continuing operations                                      $ 0.82          $ 0.32          $ 1.19         $ 0.56
   Add back: goodwill amortization expense, net of tax             -             0.06              -            0.17
                                                         -------------    ------------     -----------    -----------

   Adjusted basic earnings per share from
    continuing operations                                      $ 0.82          $ 0.38          $ 1.19         $ 0.73
                                                         =============    ============     ===========    ===========

   Diluted earnings per share:
   Reported diluted earnings per share from continuing
   operations                                                  $ 0.72          $ 0.32          $ 1.14         $ 0.56
   Add back: goodwill amortization expense, net of tax             -             0.06              -            0.17
                                                         -------------    ------------     -----------    -----------

   Adjusted diluted earnings per share from continuing
   operations                                                  $ 0.72          $ 0.38          $ 1.14         $ 0.73
                                                         =============    ============     ===========    ===========

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

NOTE 5
                                            INVENTORIES
                                           (in thousands)


                                  September 30,         December 31,
                                 2002 (unaudited)          2001
                                 ----------------     --------------
   Finished Goods                      $ 124,112          $ 141,799
   Work in Process                         2,777              3,155
   Raw Materials                          34,820             32,337
                                 ----------------     --------------

           Total inventories           $ 161,709          $ 177,291
                                 ================     ==============

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6
                          PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)

                                                             September 30, 2002      December 31,
                                                                  (unaudited)           2001
                                                             -------------------    --------------
   Land, buildings and improvements                                $     66,070     $      60,665
   Machinery and equipment                                              118,623           109,617
   Tools, dies and auxiliary equipment                                   19,526            17,815
   Furniture and fixtures                                                26,817            26,211
   Computer software                                                     12,351            11,663
   Leasehold improvements                                                 7,398             7,450
   Construction in progress                                               6,899             6,440
                                                             -------------------    --------------
                                                                        257,684           239,861
   Less: accumulated depreciation and amortization                      150,830           138,215
                                                             -------------------    --------------
              Total property, plant and equipment - net            $    106,854     $     101,646
                                                             ===================    ==============


NOTE 7

                                 LONG-TERM DEBT
                                 (in thousands)

                                             September 30, 2002   December 31,
                                                    (unaudited)           2001
                                             -------------------  -------------
Long-term debt consists of:
6.75% convertible subordinated debentures            $   90,000   $     90,000
Revolving credit facility                               107,195        106,790
Other                                                     7,926          5,060
                                             -------------------  -------------
                                                        205,121        201,850
Less: current portion                                     4,242          1,784
                                             -------------------  -------------
Total non-current portion of
   long-term debt                                    $  200,879   $    200,066
                                             ===================  =============

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

NOTE 10 (RESTATED)

Total comprehensive income (loss) was $(7,895,000) and $466,000 for the three-month periods ended September 30, 2002 and 2001, respectively, and $(20,821,000) and $359,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

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

NOTE 12 (RESTATED)

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and diluted net earnings
(loss) per common share:

                                                         Three Months Ended                         Nine Months Ended
                                                           September 30,                              September 30,
                                               ------------------------------------------------------------------------------------
                                                     2002                  2001                  2002                   2001
                                                     ----                  ----                  ----                   ----
                                                                                (Unaudited)
                                                                      (in thousands, except share amounts)
Earnings from continuing operations            $      9,832          $      3,748            $     14,178          $      6,642
   Loss from discontinued operation                 (16,918)                 --                   (18,043)                 --
   Extraordinary item                                  --                    --                      --                  (2,797)
   Cumulative effect of accounting change              --                    --                   (18,350)                 --
                                               ------------          ------------            ------------          ------------
Earnings (loss) available to common
 stockholders                                        (7,086)                3,748                 (22,215)                3,845
Effect of convertible debentures                        911                  --                     2,734                  --
                                               ------------          ------------            ------------          ------------
   Net earnings (loss) available to common
     stockholders assuming                     $     (6,175)         $      3,748            $    (19,481)         $      3,845
dilution
                                               ============          ============            ============          ============

Weighted average common shares outstanding       11,954,928            11,797,961              11,900,800            11,764,870
Effect of convertible debentures                  2,796,120                  --                 2,796,120                  --
Effect of stock options                             108,353                95,887                 108,201                51,776
                                               ------------          ------------            ------------          ------------
   Weighted average common
     equivalent shares
     outstanding
     assuming  dilution                          14,859,401            11,893,848              14,805,121            11,816,646
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

                               Three Months Ended                   Nine Months Ended
                                   September 30,                       September 30,
                           -----------------------------       -----------------------------
                            2002                  2001          2002                  2001
                           -------             ---------       -------             ---------
Stock options              566,574               640,074       566,574               768,229
Convertible debentures        --               2,796,120          --               2,796,120
                           =======             =========       =======             =========


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

NOTE 14 (RESTATED)

The Company's two reportable operating segments are Engine Management and Temperature Control.

                                                  Three months ended September 30,
                         ------------------------------------------------------------------------------------
                                          2002                                       2001
                         -------------------------------------------- ---------------------------------------
                             Net Sales           Operating Income         Net Sales          Operating Income
                         ------------------     -----------------     -----------------     -----------------
                                                             (in thousands)
Engine Management                  $82,959               $11,716               $73,892                $8,671
Temperature Control                 90,087                10,899                74,243                 4,051
All Other                           10,585               (5,523)                 9,455               (3,520)
                         ------------------     -----------------     -----------------     -----------------
Consolidated                      $183,631               $17,092              $157,590                $9,202
                         ==================     =================     =================     =================


                                                   Nine months ended September 30,
                         ------------------------------------------------------------------------------------
                                            2002                                       2001
                         -------------------------------------------- ---------------------------------------
                              Net Sales          Operating Income          Net Sales         Operating Income
                         ------------------     -----------------     -----------------     -----------------
                                                           (in thousands)
Engine Management                 $233,913               $31,988              $221,003               $21,027
Temperature Control                225,511                12,682               244,903                10,190
All Other                           31,157              (15,090)                29,314               (9,071)
                         ------------------     -----------------     -----------------     -----------------
Consolidated                      $490,581               $29,580              $495,220               $22,146
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

NOTE 16  RESTATEMENT

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 16  RESTATEMENT (CONTINUED)

In addition, certain costs of $1.0 million and $0.9 million for the three month periods ended September 30, 2002 and 2001, respectively, and $2.5 million and $2.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively, previously treated as a reduction to gross sales have been reclassified to selling, general and administrative. This reclassification had no impact on net earnings (loss).

A summary of the effects of the restatement on the Company's Consolidated Financial Statements follows:

         CONSOLIDATED BALANCE SHEET
         (IN THOUSANDS)                                 September 30, 2002
                                              ----------------------------------
                                                As Previously             As
                                                  Reported             Restated
                                              ------------------- --------------

         Sundry payables and accrued expenses       $51,059            $ 53,341
         Total current liabilities                  146,750             149,032
         Total liabilities                          399,693             401,975
         Retained earnings                          160,385             158,103
         Total stockholders' equity                $165,753            $163,471

CONSOLIDATED STATEMENT OF OPERATIONS                                         For the Three Months Ended
------------------------------------                        September 30, 2002                         September 30, 2001
                                             -----------------------------------------    -----------------------------------------
(IN THOUSANDS)                                  As Previously                As              As Previously               As
                                                  Reported                Restated             Reported               Restated
                                             --------------------      ---------------    --------------------     ----------------
Net Sales                                              $ 182,625            $ 183,631               $ 156,707            $ 157,590
Gross profit                                              49,602               50,608                  40,268               41,151
Selling, general and administrative expenses              32,510               33,516                  31,066               31,949

                                                                           For the Nine Months Ended
                                                        September 30, 2002                           September 30, 2001
                                             -----------------------------------------    -----------------------------------------
                                                As Previously                As              As Previously               As
                                                  Reported                Restated             Reported               Restated
                                             --------------------      ---------------    --------------------     ----------------
Net Sales                                              $ 488,034            $ 490,581               $ 492,581            $ 495,220
Gross profit                                             125,870              128,417                 117,774              120,413
Selling, general and administrative expenses              96,290               98,837                  95,628               98,267
Income taxes                                               6,333                6,250                   3,082                3,082
Earnings from continuing operations                       14,095               14,178                   6,642                6,642
Earnings (loss) before extraordinary item
     and cumulative effect of
     accounting change                                   (3,948)              (3,865)                   6,642                6,642
Cumulative effect of accounting
     change, net of tax                                 (15,985)             (18,350)                       -                    -
Net earnings (loss)                                     (19,933)             (22,215)                   3,845                3,845
Earnings per basic share from
     continuing operations                                  1.18                 1.19                    0.56                 0.56
Cumulative effect of accounting change
     on a basic loss per common share                     (1.34)               (1.54)                       -                    -
Basic net income (loss) per common share                  (1.68)               (1.87)                    0.33                 0.33
Cumulative effect of accounting change
     on a diluted loss per common share                   (1.08)               (1.24)                       -                    -
Diluted net income (loss) per common share              $ (1.16)             $ (1.32)                 $  0.33              $  0.33


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 16  RESTATEMENT (CONTINUED)



         CONSOLIDATED STATEMENT OF CASH FLOWS
         ------------------------------------      For the Nine Months Ended
         (IN THOUSANDS)                               September 30, 2002
                                              ----------------------------------
                                              As Previously             As
                                                Reported             Restated
                                              -------------        -------------

         Net earnings (loss)                    $ (19,933)        $ (22,215)
         Cumulative effect of accounting
          change, net of tax                       15,985            18,350
         Increase in sundry payables and
              accrued expenses                     12,288            12,205

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

As discussed in Note 16 of Notes to the Consolidated Financial Statements, the Company has restated its financial statements for the quarter ended September 30, 2002 and 2001. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

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

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2001

On a consolidated basis, net sales in the third quarter of 2002 were $183.6 million, $26 million, or 16.5%, higher, compared to $157.6 million of net sales recorded in the third quarter of 2001. Temperature Control's consolidated net sales increased $15.8 million, or 21.3% compared to the prior year's third quarter, as a result of warmer temperatures in key demographic areas. Engine Management's consolidated net sales also improved $9.1 million, or 12.3%, in the third quarter of 2002 compared to 2001's third quarter, assisted by previously announced new accounts.

Reported gross margins as a percentage of net sales improved 1.5 percentage points to 27.6% in the third quarter of 2002 from 26.1% in the comparable quarter of 2001. The improvement in gross margins reflects the return to more normal production levels and the Company's ongoing cost reduction activities.

Selling, general and administrative expenses increased to $33.5 million in the third quarter of 2002, compared to $31.9 million in the second quarter of 2001. The increase is primarily attributable to higher insurance and employee benefit costs. As a percentage of net sales, however, selling, general and administrative expenses decreased from 20.3% in 2001 to 18.3% in 2002.

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

The effective tax rate was 32% for the third quarter of 2002 and third quarter of 2001. The effective tax rate increased in the third quarter of 2002 from 27% recorded in the first six months of 2002 due to higher domestic earnings and lower earnings from foreign subsidiaries.

COMPARISON OF THE NINE-MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2001

On a consolidated basis, net sales for the nine-month period ended September 30, 2002 were $490.6 million, a slight decrease of $4.6 million, or 0.9%, compared to $495.2 million in the same period in 2001. The decrease resulted from a $19.3 million decrease in the comparative year-to-date net sales in Temperature Control. Net sales were unfavorable due to a combination of a loss of a few locations at a major retailer and a continued reduction of distributor inventories during the first six months of the year, as those distributors work off inventory left over from previous mild summer seasons. Engine Management's net sales increased by $12.9 million for reasons discussed previously, mitigating the overall decrease.

Gross margins, as a percentage of net sales, increased 1.9 percentage points to 26.2% for the nine-months ended September 30, 2002 from 24.3% in the same period of 2001. The improvement in gross margins reflects the return to more normal production levels as the aggressive and successful inventory reduction campaign in 2001 is now benefiting 2002.

Selling, general and administrative expenses increased slightly to $98.8 million for the nine-month period ended September 30, 2002, compared to $98.3 million in the same period of 2001. The increase is primarily attributable to insurance and employee benefit costs.

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

After giving effect to all of the above, including the cumulative effect of accounting change of $18.3 million and the charge of $16.9 million related to potential future asbestos-related liabilities, the Company recorded a net loss of $22.2 million for the nine-month period ended September 30, 2002, compared to net earnings of $3.8 million for the nine-month period ended September 30, 2001.

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

CRITICAL ACCOUNTING POLICIES
(CONTINUED)

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

Date: March 18, 2003




                                       /S/ LAWRENCE I. SILLS
                                       -----------------------
                                       Lawrence I. Sills
                                       Chief Executive Officer

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