Form 10-K
period 2002-12-31
STANDARD MOTOR PRODUCTS INC
filed 2003-03-31
CIK 93389

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

        NEW YORK                                             11-1362020
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                   11101
--------------------------------------------                ------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (718) 392-0200
                                                    -----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock                                     New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |X|          No |_|

The aggregate market value of the Common voting stock based on a closing price on the New York Stock Exchange on June 28, 2002 of $16.95 per share held by non-affiliates of the registrant was $119,803,041. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on March 25, 2003 there were 12,558,009 outstanding shares of the Registrant's Common Stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE


The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

================================================================================

                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX


PART I.                                                                     PAGE

Item 1.   Business............................................................ 3

Item 2.   Properties..........................................................14

Item 3.   Legal Proceedings...................................................15

Item 4.   Submission of Matters to a Vote of Security Holders.................15

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ................................................16

Item 6.   Selected Financial Data.............................................16

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........29

Item 8.   Financial Statements and Supplementary Data.........................30

Item 9.   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure ...............................................31

PART III.

Item 10.  Directors and Executive Officers of the Registrant..................31

Item 11.  Executive Compensation..............................................31

Item 12.  Security Ownership of Certain Beneficial Owners and Management......31

Item 13.  Certain Relationships and Related Transactions......................31

Item 14.  Controls and Procedures.............................................31

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....32

          Signatures..........................................................36

          Certifications .....................................................37

                                     PART I

In this Annual Report, "Standard Motor Products," "we", "us", "our", and the "Company" refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise.

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON EXPECTATIONS, ESTIMATES AND PROJECTIONS AS OF THE DATE OF THIS FILING. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. SEE ITEM 7-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS."

ITEM 1.    BUSINESS

OVERVIEW

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry. We are organized into two major operating segments, each of which focuses on a specific line of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, on-board computers, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, and other air conditioning and heating parts.

We sell our products primarily to warehouse distributors and large retail chains in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment. Our customers consist of many of the leading warehouse distributors, such as Carquest and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone and O'Reilly Automotive. We distribute parts under our own brand names, such as Standard, Blue Streak and Four Seasons, and through private labels, such as Carquest and NAPA Auto Parts.

We are a New York corporation founded in 1919. Our principal executive offices are located at 37-18 Northern Boulevard, Long Island City, New York 11101, and our main telephone number at that location is (718) 392-0200. Our Internet address is WWW.SMPCORP.COM. We do not make our period filings available on our website. However, for those persons that make a request in writing or by e-mail (financial@smpcorp.com), we will provide free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 .

BUSINESS STRATEGY

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality, low cost replacement parts in the engine management and temperature control automotive aftermarkets. The key elements of our strategy are as follows:


        o MAINTAIN OUR STRONG COMPETITIVE POSITION IN THE ENGINE MANAGEMENT AND TEMPERATURE CONTROL BUSINESSES. We are one of the leading independent manufacturers serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and imported automobiles, and our reputation for outstanding customer service, as measured by rapid order turn-around times and high-order fill rates.

               To maintain our strong competitive position in our markets, we remain committed to the following:

               o providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;

               o continuing to maximize our production and distribution efficiencies;

               o       continuing to improve our cost position; and

               o       focusing further our engineering development efforts.


        o PROVIDE SUPERIOR CUSTOMER SERVICE, PRODUCT AVAILABILITY AND TECHNICAL SUPPORT. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and providing technical support in a cost-effective manner. In addition, our technically-skilled sales force of approximately 200 sales professionals provides product selection and application support to our customers.

        o EVOLVE AND EXPAND OUR PRODUCT LINES. We intend to increase our sales by continuing to develop and expand the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies developed by OEMs in North America and Europe.

        o BROADEN OUR CUSTOMER BASE. Our goal is to increase our business by marketing our products more broadly to the distribution businesses of OEMs who sell products to new car dealer service areas.

        o IMPROVE OPERATING EFFICIENCY AND COST POSITION. Our management places significant emphasis on improving our financial performance, by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We have a proven track record of managing costs and improving operating efficiency through consolidating redundant functions and realizing cost savings in our business. We intend to continue to improve our operating efficiency and cost position by:

               o increasing cost-effective vertical integration in key product lines through internal development;

               o focusing on efficient inventory management, including warranty and overstock return management;

               o maintaining and improving our cost effectiveness and competitive responsiveness to better serve the automotive aftermarket customer base;

               o adopting company-wide programs geared toward manufacturing and distribution efficiency; and

               o initiating company-wide overhead and operating expense cost reduction programs, such as closing excess facilities.


        o REDUCE OUR DEBT. We intend to apply any excess cash flow from operations and the management of working capital to reduce our outstanding indebtedness.

ACQUISITION

On February 7, 2003, we signed an agreement to purchase Dana Corporation's Engine Management Group (EMG) which we refer to throughout this Annual Report as Dana's EMG Business, for a purchase price equal to the closing net book value of the business, subject to a maximum purchase price of $125 million. Dana's EMG is a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. Dana's EMG Business manufacturers ignition systems, emission parts, engine computers, ignition wires, battery cables and fuel system parts. Customers of Dana's EMG Business include NAPA Auto Parts, CSK Auto, O'Reilly Automotive and Pep Boys. We intend to integrate Dana's EMG Business into our Engine Management Segment within 18 months from the closing of the acquisition. The closing of the acquisition is subject to our financing of the purchase price. We intend to finance the acquisition and the payment of related fees and expenses and restructuring and integration costs by (a) drawing on our revolving credit facility, (b) issuing shares of our common stock and (c) obtaining seller financing.

The acquisition purchase price is subject to a post-closing adjustment based upon the book value of the acquired assets of Dana's EMG Business less the book value of the assumed liabilities of Dana's EMG Business as of the close of business on the closing date.

The acquisition is subject to our obtaining financing for the acquisition and other customary closing conditions. We expect to close the acquisition during the second quarter of 2003.

THE AUTOMOTIVE AFTERMARKET

The automotive aftermarket industry is comprised of a large, diverse number of manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road.

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing new automobiles, which benefits the automotive aftermarket industry, including suppliers like us. The automotive aftermarket industry is also dependent on new car sales, although to a lesser degree than original equipment manufacturers, or OEMs, and their suppliers, because these sales create the total number of cars available for repair. Despite the current economic climate, the current interest rate environment and aggressive financing programs by automakers has increased demand for new cars and trucks, which should benefit the automotive aftermarket manufacturers in the long term as vehicles age.

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry's performance primarily tends to follow different trends, such as:
        o growth in number of vehicles on the road;
        o increase in average vehicle age;
        o increase in total miles driven per year;
        o new and modified environmental regulations;
        o increase in pricing of new cars; and
        o new car quality and related warranties.

Traditionally, the supply arms of OEMs and the independent manufacturers who supply the original equipment part applications have supplied a majority of the business to new car dealer networks. However, Ford and General Motors have recently moved to make their supply arms more independent, which may provide future opportunities for independent automotive aftermarket manufacturers to supply replacement parts to the dealer networks of the original equipment vehicle manufacturers, both for warranty and out-of-warranty repairs.

The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of the original equipment vehicle manufacturers.

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

The table below shows our consolidated net sales by operating division and by major product group within each division for the three years ended December 31, 2002. Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                       ------------------------------------------------------------
                                              2002                 2001                  2000
                                       ------------------------------------------------------------
                                                   % of                 % of                 % of
                                         Amount    Total    Amount      Total    Amount      Total
                                       --------   ------  ---------     ------  ---------   -------
                                                              (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
     Ignition and Emission
         Parts .....................   $232,511    38.9%   $218,694      37.0%   $219,337     36.5%
     Wires and  Cables .............     63,267    10.6%     58,720       9.9%     59,517       9.9%
     Fuel  System  Parts ...........      7,334     1.2%      8,084       1.4%      9,386       1.6%
                                       --------   ------   --------     ------   --------    -------
TOTAL ENGINE MANAGEMENT ............    303,112    50.7%    285,498      48.3%    288,240      48.0%
                                       --------   ------   --------     ------   --------    -------

TEMPERATURE CONTROL:
     Compressors ...................    105,301    17.6%    117,965      19.9%    118,399      19.7%
     Other Air Conditioning
       Parts .......................    136,973    22.9%    138,542      23.4%    139,051      23.1%
     Heating  Parts ................     12,814     2.1%     13,349       2.3%     13,398       2.2%
                                       --------   ------   --------     ------   --------    -------
TOTAL TEMPERATURE CONTROL ..........    255,088    42.6%    269,856      45.6%    270,848      45.0%
                                       --------   ------   --------     ------   --------    -------

EUROPE:
     Engine Management Parts .......     26,575     4.4%     26,315       4.4%     32,179       5.4%
     Temperature Control Parts .....      9,453     1.6%      7,134       1.2%      6,131       1.0%
                                       --------   ------   --------     ------   --------    -------
TOTAL  EUROPE ......................     36,028     6.0%     33,449       5.6%     38,310       6.4%
                                       --------   ------   --------     ------   --------    -------

ALL  OTHER .........................      4,209     0.7%      2,849       0.5%      3,994       0.6%
                                       --------   ------   --------     ------   --------    -------

       TOTAL .......................   $598,437   100.0%   $591,652     100.0%   $601,392     100.0%
                                       ========   ======   ========     ======   ========     ======

The table below shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2002.



                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                   -----------------------------------------------------------------------
                                           2002                    2001                    2000
                               -------------------------  ------------------------ -----------------------
                                 OPERATING  IDENTIFIABLE   OPERATING  IDENTIFIABLE OPERATING  IDENTIFIABLE
                                  PROFIT       ASSETS       PROFIT       ASSETS      PROFIT       ASSETS
                                  ------       ------       ------       ------      ------       ------
                                                             (DOLLARS IN THOUSANDS)
Engine  Management ..........   $  41,844    $ 247,318   $  26,432    $ 233,564   $  37,974    $ 265,336
Temperature  Control ........      10,095      157,343       3,624      182,083      11,513      224,410
Europe ......................     (10,464)      30,728      (1,718)      40,407         517       39,321
All  Other ..................     (16,407)      55,369     (13,215)      53,375     (19,293)      20,329
                                ---------   ----------   ---------   ---------    ---------   ----------
  TOTAL .....................   $  25,068   $ 490,758    $  15,123   $ 509,429    $  30,711   $  549,396
                                =========   =========    =========   =========    =========   ==========


"All Other" consists of items pertaining to the corporate headquarters function, as well as the Canadian business unit that do not meet the criteria of a reportable operating segment.

ENGINE MANAGEMENT SEGMENT

BREADTH OF PRODUCTS. In our Engine Management Division, replacement parts for ignition and emission control systems accounted for approximately 39% of our 2002 consolidated net sales. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors and EGR valves. We are a basic manufacturer of many of the ignition parts we market and continue to develop ways of increasing the number of parts we manufacture, rather than purchasing such parts from third parties and then reselling such parts to our customers. We believe our customers benefit from lower prices and improved quality from our manufacturing such parts. These products cover a wide range of applications, from 30-year old vehicles to current models, both domestic and imports, and include passenger cars, light trucks and certain off-road and marine applications.

We offer products at three different price points under a "good-better-best" concept. We began offering ignition parts under the "Standard" brand name that are equal in quality to original equipment parts installed on new vehicles. Soon afterward, we pioneered the concept of offering higher quality parts, sold at premium prices under the "Blue Streak" brand name, that are significantly better than original equipment. We also offer lower-priced lines under the "COBRA" brand to compete with lower priced private labels.

COMPUTER CONTROLLED TECHNOLOGY. Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection. These computer-controlled engine management systems, as opposed to the traditional breaker-point ignition systems installed in prior generations of new vehicles, reflect the automobile industry's response to decades of pressure from the government and environmental groups to reduce national fuel consumption and the level of pollutants from auto exhaust. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. Electronic ignition systems enable the engine to improve fuel efficiency and reduce the level of hazardous fumes in exhaust gases. We are a leading manufacturer and distributor of replacements for these engine management component parts, including remanufactured automotive computers. Electronic control modules and electronic voltage regulators comprised approximately 12% of our total ignition and emission consolidated net sales in 2002.

In 1992, we entered into a 50/50 joint venture in Canada with Blue Streak Electronics, Inc. to rebuild automotive engine management computers and mass air flow sensors. The volume of products produced by the joint venture are sold primarily to us and has positioned us as a key supplier in the growing remanufactured electronics markets. In 1994, we vastly increased our offering of remanufactured computers and instituted a program to offer slower-moving items by overnight shipment from our factory, which has enabled our customers to expand their coverage without increasing inventory investment. The Blue Streak joint venture has further expanded its product range to include computers used in temperature control, anti-lock brake systems and air bags.

We divide our electronic operations between product design and highly automated manufacturing operations in Orlando, Florida and assembly operations, which are performed in assembly plants in Orlando and Hong Kong.

Our sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems. Government emission laws have been implemented throughout the majority of the United States. The Clean Air Act, as amended in 1990, imposes strict emission control test standards on existing and new vehicles, and remains the preeminent legislation in the area of vehicle emissions. As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions. As the Clean Air Act was "phased in" beginning in 1994, automobiles must now comply with emission standards from the time they are manufactured, and in most states, until the last day they are in use. This law has, and in the future we expect this law and other new government emission laws to have, a positive impact on sales of our ignition and emission controls parts. Vehicles failing these new, more stringent tests have required repairs utilizing parts sold by us.

WIRE AND CABLE PRODUCTS. Wire and cable parts accounted for approximately 11% of our 2002 consolidated net sales. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. With the growing customer interest in lower-priced products, we introduced a second line of wire and products in 1989. This line has steadily expanded to include import coverage, and in 1995 was reintroduced under the Tru-Tech brand name.

In 1999, we relocated two of our wire and cable operations, one in Dallas, Texas and the other in Bradenton, Florida, to a new facility in Reynosa, Mexico. The Mexican operation focuses on assembly and packaging of the economy wire sets, while our premium line is manufactured at our facility in Edwardsville, Kansas.

TEMPERATURE CONTROL SEGMENT

We manufacture, remanufacture and market a broad line of replacement parts for automotive temperature control systems (air conditioning and heating), primarily under the brand names of Four Seasons, Everco, Factory Air, Trumark, NAPA Auto Parts and Carquest. The major product groups sold by our Temperature Control Segment are compressors, other air conditioning parts including small motors, fan clutches, dryers, evaporators, accumulators and hoses, and heating parts, including heater cores and valves. Total sales for our Temperature Control Segment accounted for approximately 43% of our 2002 consolidated net sales.

A major factor in the Temperature Control Segment's business is the federal regulation of chlorofluorocarbon refrigerants. United States legislation phased out the production of domestic R-12 refrigerant (e.g., DuPont's Freon) completely by the end of 1995. As the new law became effective, vehicle air conditioners needing repair or recharge were retrofitted to use the new R-134a refrigerant. New vehicles began to use the new refrigerants in 1993. Installers continue to seek training and certification in the new technology and our Temperature Control Segment has taken the lead in providing this training and certification. Additionally, as technological changes necessitate many new automotive parts, as well as new service equipment, in anticipation of the phase-out of chlorofluorocarbon refrigerants, in 1994 we reengineered our compressor line to be able to operate efficiently utilizing either R-12 or R-134a refrigerants, and remain a leader in providing retrofit kits for conversion of R-12 systems.

In 1998, we exchanged our brake business for the Moog automotive temperature control business of Cooper Industries, which expanded our position in temperature control. The Moog acquisition also expanded our position in the small motor and heater parts markets. In 1999, we acquired Eaglemotive Corporation, a manufacturer of fan clutches and oil coolers. In consolidating these two businesses with our existing operations, we closed three manufacturing facilities and consolidated three distribution sites into one.

EUROPE SEGMENT

In July 1996, the Company acquired an equity interest in Standard Motor Products
(SMP) Holdings Limited (formerly Intermotor Holdings Limited) located in Nottingham, England. This was the Company's first investment in Europe. (During 2002, the Company acquired the remaining equity interest bringing the Company's ownership percentage to 100%). SMP Holdings Limited manufacturers and distributors a broad line of engine management products primarily to customers in Europe. Also in 1996, the Company expanded its presence in Europe by opening a European distribution center in Strasbourg, France for temperature control products. A joint venture (Blue Streak-Europe) between SMP Holdings Limited and Blue Streak Electronics was also initiated in 1996, which supplies rebuilt engine computers for the European market.

Since 1996, the Company has made a series of smaller acquisitions supplementing both the Engine Management and Temperature Control portions of the business. With respect to the engine management business, in January 1999 the Company acquired Webcon UK Limited, an assembler and distributor of fuel system components and other engine management and motor sport performance products, and later in 1999 acquired Lemark Auto Accessories, a supplier of wire sets. In January 1999, Blue Streak Europe acquired Injection Correction UK LTD, and in September 2001, it also acquired TRW Inc.'s electronic control unit remanufacturing division, also located in the United Kingdom. In April of 2002, the wire business was further expanded by acquiring Carol Cable Limited, a manufacturer and distributor of wire.

With respect to the temperature control portion of the business, following the opening of the distribution center in France, in 1997 a joint venture was entered into with Valeo, SA to remanufacture air conditioner compressors for the European market. In addition, in January 2000 the Company acquired Four Seasons UK Ltd. (formerly Vehicle Air Conditioning Parts Ltd.) a distributor of components for the repair of air conditioning systems. In July 2000, the Temperature Control business was further expanded by purchasing Automotive Heater Exchange SRL in Italy.

Our European Segment accounted for approximately 6% of our 2002 total net sales. Aftermarket margins are under pressure from OE suppliers, while volumes are in a general decline in the ignition and carburetor product lines. The combination has had a negative impact on Engine Management product sales with increasing amounts of underabsorbed overhead. Excluding sales from our 2002 acquisition of Carol Cable, Engine Management sales have declined from $32.2 million in 2000 to $22.8 in 2002. We are currently planning on ways of reducing manufacturing costs, including outsourcing products where their respective volumes are declining and margins can be improved by outsourcing. In addition, we have made investments in capital projects to facilitate the sale of new OE niche customers and the aftermarket. We are also giving preliminary consideration to consolidating certain facilities and reducing costs wherever we can.

Unlike Engine Management sales, European Temperature Control product sales are increasing. Through acquisitions and more importantly a growing market, net sales have increased from $6.1 million in 2000 to $9.5 million in 2002. To date, the focus has been on product coverage and high customer service levels. Without sacrificing growth, we are giving preliminary consideration to consolidating certain facilities and reducing costs wherever we can.

FINANCIAL INFORMATION ABOUT OUR FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2002:


                                                 Year Ended
                                                December 31,
                              --------------------------------------------------
                                 2002                2001              2000
                              --------------     -------------     -------------
                                              (Dollars in thousands)
United States . . . . . . . .     $ 512,055        $ 515,322          $ 521,593
Europe  .  . . . . . . . . . .       36,028           33,449             38,310
Canada  .  . . . . . . . . . .       32,188           28,811             27,942
Other Foreign . . . . . . . .        18,166           14,070             13,547
                              --------------     ------------     --------------
     Total  .  . . . . . . . .    $ 598,437        $ 591,652          $ 601,392
                              ==============     ============     ==============

The table below shows our long-lived assets by geographical area for the three years ended December 31, 2002:

                                                   Year Ended
                                                   December 31,
                               -------------------------------------------------
                                   2002              2001               2000
                               -------------------------------------------------
                                              (Dollars in thousands)
United States . . . . . . . . .   $ 109,778        $ 118,455         $ 122,825
Europe  .  . . . . . . . . . .        7,153           17,301            17,573
.. .
Canada  .  . . . . . . . . . .        2,450            2,829             3,511
.. .
Other Foreign . . . . . . . . .       1,124            1,101             1,312
                               -------------     ------------     -------------
     Total  .  . . . . . . . .     $120,505        $ 139,686         $ 145,221
.. . . .
                               =============     ============     =============

SALES AND DISTRIBUTION

We sell our products under proprietary brand names throughout the United States, Canada, Europe and Latin America. Products are distributed to warehouse distributors, including 15,000 jobber outlets located throughout the United States and Canada. The jobbers sell our products primarily to professional mechanics and to consumers who perform their own automobile repairs. In addition, we sell directly to large auto parts retail chains, such as Advance Auto Parts, AutoZone and O'Reilly Automotive.

As of December 31, 2002, we sold and serviced our products through a direct sales force of approximately 200 employees and, in some instances, through independent sales representatives.

We believe that our sales force is the premier direct sales force for our two product lines. We believe the primary reason for this reputation is our high concentration of highly-qualified, well-trained salespeople dedicated to geographic territories, which allows us to provide a level of customer service that we believe is unmatched. The United States sales force is divided into three regions, each with five to six zones and approximately eight salespeople per zone.

From the outset, we thoroughly train our salespeople both in the function and application of every product line we sell, as well as in proven sales techniques. Customers therefore depend on these salespeople as a reliable source for technical information. We give newly hired salespeople extensive instruction at our training facility in Irving, Texas and have a policy of continuing education that allows our sales force to stay current on troubleshooting and repair techniques, as well as the latest automotive parts and systems technology. We employ a comprehensive CD-ROM training program that further broadens our capability to provide real-time updated training to our salespeople.

We generate demand for our products by directing a significant portion of our sales effort to the end-customers' customers (i.e., jobbers and professional mechanics), creating demand through our traditional distribution system. We also conduct instructional clinics, which teach mechanics how to diagnose and repair complex systems related to our products. To help our salespeople to be teachers and trainers, we focus our recruitment efforts on candidates who already have strong technical backgrounds as well as sales experience. We also create demand for our products through the Standard Plus Club. Our Standard Plus Club, a professional service dealer network comprised of approximately 7,900 members, offers technical and business development support and has a technical service telephone hotline which provides diagnostics and installation support. This club is available to any jobber or installer and provides training, special discount programs, on-line diagnostics assistance and logo merchandise.

In connection with our sales activities, we offer several types of discounts and allowances. We believe these discounts and allowances are a common practice throughout the automotive aftermarket industry. First, we offer cash discounts for paying invoices in accordance with the discounted terms of the invoice. Second, we offer pricing discounts based on volume and different product lines purchased from us. Supplementally, rebates and discounts are provided to customers as advertising and sales force allowances. In addition to the aforementioned discounts and rebates, allowances for warranty and overstock returns are also provided.

CUSTOMERS

Our customer base is comprised largely of warehouse distributors, jobber outlets, other manufacturers and export customers. In addition to serving our traditional customer base, we have expanded into the retail market by selling to large retail chains such as Advance Auto Parts, AutoZone and O'Reilly Automotive. Our retail channel of distribution has grown significantly from approximately $41 million in consolidated net sales to retailers in 1993 (representing 7% of consolidated net sales), to approximately $138 million in 1997 (representing 26% of consolidated net sales), and to approximately $169 million in 2002 (representing 28% of consolidated net sales). In 1997, we commenced distributing our products through the original equipment service supplier channel, and sold approximately $3 million in consolidated net sales to original equipment service suppliers (representing 0.6% of consolidated net sales), which increased to approximately $23 million in 2002 (representing 3.8% of consolidated net sales).

Our five largest individual customers accounted for 46% of our 2002 consolidated net sales. Members of one marketing group represent our largest group of customers and accounted for approximately 15% of our 2002 consolidated net sales. One individual member of this marketing group accounted for 13% of our 2002 consolidated net sales.

COMPETITION

We are a leading independent manufacturer of replacement parts for the product lines in Engine Management and Temperature Control. We compete primarily on the basis of price, product quality, customer service, product coverage, product availability, order turn-around time and order fill rate. We believe we differentiate ourselves from our competitors primarily through:

        o      a value-added, knowledgeable sales force;

        o      extensive product coverage;

        o      sophisticated parts cataloguing systems; and

        o inventory levels sufficient to meet the rapid delivery requirements of customers.

In the engine management business, we are one of the leading independent manufacturers in the United States. Our significant competitors include Delco Electronics Corporation, Delphi Corporation, Federal-Mogul Corporation, KEM Manufacturing Products, Inc., Robert Bosch Corporation and Wells Manufacturing Corporation (a UIS, Inc. subsidiary).

Our temperature control business is one of the leading independent producers and distributors of a full line of temperature control products in North America and other geographic areas. Delphi Corporation, Visteon Corporation, AC Delco, Transpro, Inc. and Jordan Automotive Aftermarket, Inc. are some of our key competitors in this market.

Although we are a leading independent manufacturer of automotive replacement parts with strong brand name recognition, we face substantial competition in all markets that we serve. The automotive aftermarket is highly competitive and our success in the marketplace continues to depend on our ability to offer competitive prices, improved products and expanded offerings in competition with many other suppliers to the aftermarket. Some major manufacturers of replacement parts are divisions of companies having greater financial, marketing and other resources than we do. In addition, automobile manufacturers supply virtually every replacement part sold by us, although these manufacturers generally supply parts only for cars they produce.

SEASONALITY

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year, with revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowings from our revolving credit facility.

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring promotion", in which customers are offered a choice of a price discount or longer payment terms.

WORKING CAPITAL MANAGEMENT

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage in response to parts and brand proliferation. Since 1996, we have made significant changes to the inventory management system to reduce inventory requirements. We launched a new forecasting system in our Engine Management Segment that permitted a significant reduction in safety stocks. Our Engine Management Segment also introduced a new distribution system in the second half of 1999, which permits pack-to-order systems to be implemented. Such systems permit us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory.

We instituted an aggressive inventory reduction campaign initiated in 2001. We targeted a minimum $30 million inventory reduction in 2001, but exceeded our goal by reducing inventory by $57 million that year. Importantly, while reducing inventory levels, we maintained customer service fill rate levels of approximately 93%. In 2002, we further reduced inventory by $8 million.

We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In addition to warranty returns, we also permit our customers to return products to us within customer-specific limits in the event that they have overstocked their inventories. In particular, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.

In order to better control warranty and overstock return levels, beginning in 2000 we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not follow a twelve step warranty return process.

Our profitability and working capital requirements have become more seasonal with the increased sales mix of temperature control products. Our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. These increased working capital requirements are funded by borrowings from our revolving credit facility.

SUPPLIERS

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), ignition wire, stainless steel coils and rods, aluminum coils and rods, lead, rubber molding compound, thermo-set and thermo plastic molding powders. Additionally, we use components and cores (used parts) in our remanufacturing processes for computerized electronics and air conditioning compressors.

We purchase many materials in the U.S. open market, but do have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores, we obtain them either from exchanges with customers who return cores when purchasing remanufactured parts, or through direct purchases from a network of core brokers.

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality, low cost supply of key components for each product line, we continue to develop our own sources through internal manufacturing capacity.

PRODUCTION AND ENGINEERING

We engineer, tool and manufacture many of the components for our products, except for some commonly available small component parts from outside suppliers. We also perform our own plastic and rubber molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for computer modules and air conditioning compressors. We have found this level of vertical integration to provide advantages in terms of cost, quality and availability. We intend to selectively continue efforts toward further vertical integration to ensure a consistent quality and supply of low cost components.

We use the "just-in-time" cellular manufacturing concept as a major program to lower costs and improve efficiency. The main thrust of "just-in-time" cellular manufacturing is reducing work-in-process and finished goods inventory, and its implementation reduces the inefficient operations that burden many manufacturing processes. In 2000, we launched a program for the installation of a fully integrated enterprise resource planning (ERP) system. The implementation is expected to be fully completed in 2003 in our Temperature Control Segment. At that time, the system will encompass all aspects of the supply chain, including procurement, manufacturing, sales, distribution and finance at all of our Temperature Control facilities. The existing Engine Management information system continues to meet the need of our Engine Management Segment.

EMPLOYEES

As of December 31, 2002, we employed approximately 2,200 people in the United States, and 1,100 people in Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 2,200 are production employees. We operate primarily in non-union facilities and have binding labor agreements with the workers at our two unionized facilities. We have approximately 130 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") that expires April 4, 2003. We expect to renew this agreement prior to its expiration. As of December 31, 2002, approximately 120 of our production employees in Long Island City, New York are under a UAW contract that expires October 2, 2004. We also have a union relationship in Mexico with an agreement negotiated each year. The current union agreement in Mexico, which covers approximately 260 employees, expires on January 29, 2004. We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

INSURANCE

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $50 million for umbrella liability coverage. We also maintain a $10 million environmental policy to cover our existing facilities, except for one of our facilities which is currently undergoing minor environmental remediation. The environmental remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible. Historically, we have not experienced casualty losses in any year in excess of our coverage. We have no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed our coverage.

ITEM 2.     PROPERTIES

We maintain our executive offices and a manufacturing plant in Long Island City, New York.

The table below describes our principal physical properties.

                                                                                                APPROX.     OWNED OR
                       STATE OR                                                                 SQUARE        DATE
LOCATION               COUNTRY         PRINCIPAL BUSINESS ACTIVITY                               FEET       OF LEASE
--------               -------         ---------------------------                               ----       --------

                                                ENGINE MANAGEMENT

Orlando                  FL         Manufacturing (Ignition)                                     50,640      2007
Edwardsville             KS         Manufacturing and Distribution (Wire)                       355,000     Owned
Wilson                   NC         Manufacturing (Ignition)                                     31,500      2008
Reno                     NV         Distribution (Ignition)                                      67,000     Owned
Long Island City         NY         Administration and Manufacturing (Ignition)                 318,000     Owned
Greenville               SC         Manufacturing (Ignition)                                    181,525     Owned
Disputanta               VA         Distribution (Ignition)                                     411,000     Owned
Fajardo             Puerto Rico     Manufacturing (Ignition)                                    114,000      2007
Hong Kong                HK         Manufacturing (Ignition)                                     21,350      2003
Reynosa                Mexico       Manufacturing (Wire)                                         62,500      2004
Nottingham            England       Administration and Distribution (Ignition and Wire)          29,000     Owned
Nottingham            England       Manufacturing (Ignition)                                     46,777     Owned
Nottingham            England       Manufacturing (Ignition)                                     10,000      2012
Wellingborough        England       Manufacturing (Wire)                                         18,500     2,017

                                                          TEMPERATURE CONTROL

Corona                   CA         Manufacturing and Distribution                               78,200      2008
Lewisville               TX         Administration and Distribution                             415,000      2009
Fort Worth               TX         Manufacturing and Distribution                              204,000     Owned
Fort Worth               TX         Manufacturing and Distribution                              103,000      2004
Grapevine                TX         Manufacturing                                               180,000     Owned
St. Thomas             Canada       Manufacturing                                                40,000     Owned
Strasbourg             France       Administration and Distribution                              16,146      2003
Massa                  Italy        Administration and Distribution                              13,100      2004

                                                 TEMPERATURE CONTROL/ENGINE MANAGEMENT

Mississauga            Canada       Administration and Distribution (Ignition, Wire,            128,400      2006
                                    Temperature Control)
Sunbury at            England       Distribution (Ignition and Temperature Control)              28,095      2007
Thames
                                                                 OTHER

Ontario                  CA         Vacated-subleased                                           250,200      2003
Cumming                  GA         Vacated                                                      77,000      2007
Grapevine                TX         Storage                                                      83,125      2004
Irving                   TX         Training Center                                              13,400      2004



The real property we own in Kansas, Nevada, South Carolina, Virginia and Texas is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation, as agent for our secured revolving credit facility.

ITEM 3. LEGAL PROCEEDINGS

On January 28, 2000, a former significant customer of ours which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court filed claims against a number of its former suppliers, including us. The claim against us alleged $0.5 million of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. In addition, this former customer seeks $9.4 million from us for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. We have purchased insurance with respect to the actions. On August 22, 2002, the court dismissed the antitrust claims. We believe that these remaining matters will not have a material adverse effect on our business, financial condition or results of operations.

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. To date, the amounts paid for settled claims have been immaterial. We do not have insurance coverage for the defense and indemnity costs associated with these claims. We recorded a liability associated with future settlements through 2052 and recorded an after tax charge of $16.9 million as a loss from a discontinued operation during the third quarter of 2002 to reflect such liability.

We are involved in various other litigation and product liability matters arising in the ordinary course of business. Although the final outcome of any asbestos-related matters or any other litigation or product liability matter cannot be determined, based on our understanding and evaluation of the relevant facts and circumstances, it is our opinion that the final outcome of these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of the common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

                                                              HIGH        LOW       DIVIDEND
        FISCAL YEAR ENDED DECEMBER 31, 2001
           First Quarter.................................   $   10.60  $    7.44      $0.09
           Second Quarter................................       14.50       9.90       0.09
           Third Quarter.................................       13.70      11.65       0.09
           Fourth Quarter................................       14.95      10.45       0.09
        FISCAL YEAR ENDED DECEMBER 31, 2002
           First Quarter.................................   $   15.15  $   12.90      $0.09
           Second Quarter................................       17.04      14.30       0.09
           Third Quarter.................................       17.39      10.63       0.09
           Fourth Quarter................................       13.90       9.45       0.09


The last reported sale price of our common stock on the NYSE on March 25, 2003 was $11.82 per share. As of March 25, 2003, there were 505 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our board of directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board. Our current policy is to pay dividends on a quarterly basis. Our credit agreement permits dividends and distributions by us provided specific conditions are met.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table sets forth selected consolidated financial data for the last five years. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                 2002           2001          2000           1999               1998
                                                 ----           ----          ----           ----               ----

STATEMENT OF OPERATIONS DATA:
   Net sales(1).............................   $598,437       $591,652      $601,392        $653,451          $640,179
   Gross profit(1)..........................    157,544        139,055       162,701         170,809           183,657
   Operating income.........................     25,068         15,123        30,711          30,223            43,781
   Earnings from continuing operations......      6,091            312        10,230           8,685            22,257
   Net earnings (loss)(2)(3)................   (30,556)        (2,485)         9,729           7,625            22,257

PER SHARE DATA:
   Earnings from continuing operations:
        Basic...............................     $  .51         $  .03         $ .86           $ .66            $ 1.70
        Diluted.............................        .51            .03           .85             .66              1.69
   Net earnings (loss) per common share:
        Basic...............................     (2.57)          (.21)           .82             .58              1.70
        Diluted.............................     (2.54)          (.21)           .81             .58              1.69
   Cash dividends per common share......           .36            .36            .36             .34               .16






                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                 2002           2001          2000           1999               1998
                                                 ----           ----          ----           ----               ----

OTHER DATA:
   Depreciation and amortization............   $ 16,128        $18,909      $ 18,922        $ 17,230          $ 17,274
   Capital expenditures.....................      7,598         13,740        16,652          14,423            15,325
   Dividends................................      4,290          4,236         4,324           4,456             2,092
BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents................    $ 9,690        $ 7,496        $7,699         $40,380           $23,457
   Working capital..........................    216,932        228,356       188,091         205,806           178,324
   Total assets.............................    490,758        509,429       549,396         556,021           521,556
   Total debt...............................    176,917        205,925       202,591         195,425           159,708
   Long-term debt (excluding current
     portion)...............................    169,440        200,066       150,018         163,868           133,749
   Stockholders' equity.....................    153,881        185,687       194,305         203,518           205,025


(1) On January 1, 2002, we adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Net sales and gross profit amounts for the periods prior to 2002 included in this Annual Report have been reclassified to conform to our 2002 presentation. As a result, certain costs of approximately $30.4 million, $25.4 million, $18 million and $21.8 million have been reclassified for December 31, 2001, 2000, 1999 and 1998.

(2) Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share, during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of our reporting units with our European Segment and with our Temperature Control Segment and we recorded charges of $10.9 million related to our European Operations and $7.4 million related to our Temperature Control Segment.

Upon adoption of SFAS No. 142, our earnings before extraordinary item for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of tax) are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                 2002         2001          2000         1999       1998
                                                 ----         ----          ----         ----       ----
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported earnings (loss) before
   extraordinary item ....................   $  (12,206)   $     312   $   10,230   $    8,685   $   22,257
Add back: goodwill amortization expense,
   net of tax ............................         --          2,727        2,574        2,481        2,335
                                             ----------    ---------   ----------   ----------   ----------
Adjusted earnings (loss) before
   extraordinary item ....................   $  (12,206)   $   3,039   $   12,804   $   11,166   $   24,592
                                             ==========    =========   ==========   ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE:
Reported basic earnings (loss) per share
   before extraordinary item .............   $    (1.03)   $    0.03   $     0.86   $     0.66   $     1.70
Add back: goodwill amortization expense,
   net of tax ............................         --           0.23         0.22         0.19         0.18
                                             ----------    ---------   ----------   ----------   ----------
Adjusted basic earnings (loss) per share
   before extraordinary item .............   $    (1.03)   $    0.26   $     1.08   $     0.85   $     1.88
                                             ==========    =========   ==========   ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE:
Reported diluted earnings per share before
   extraordinary item ....................   $    (1.01)   $    0.03   $     0.85   $     0.66   $     1.69
Add back: goodwill amortization expense,
   net of tax ............................         --           0.23         0.21         0.19         0.18
                                             ----------    ---------   ----------   ----------   ----------
Adjusted diluted earnings (loss) per share
   before extraordinary item .............   $    (1.01)   $    0.26   $     1.06   $     0.85   $     1.87
                                             ==========    =========   ==========   ==========   ==========



Upon adoption of SFAS No. 142, our net earnings (loss) for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of tax) are as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                      2002        2001          2000          1999       1998
                                                      ----        ----          ----          ----       ----
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net earnings (loss) ..................   $  (30,556)   $  (2,485)   $    9,729   $    7,625   $   22,257
Add back: goodwill amortization expense, net of
   tax ........................................         --          2,727         2,574        2,481        2,335
                                                  ----------    ---------    ----------   ----------   ----------
Adjusted net earnings (loss) ..................   $  (30,556)   $     242    $   12,303   $   10,106   $   24,592
                                                  ==========    =========    ==========   ==========   ==========
BASIC NET EARNINGS (LOSS) PER SHARE:
Reported basic net earnings (loss)
    per share .................................   $    (2.57)   $   (0.21)   $     0.82   $     0.58   $     1.70
Add back: goodwill amortization expense, net of
   tax ........................................         --           0.23          0.22         0.19         0.18
                                                  ----------    ---------    ----------   ----------   ----------
Adjusted basic net earnings (loss)
   per share ..................................   $    (2.57)   $    0.02    $     1.04   $     0.77   $     1.88
                                                  ==========    =========    ==========   ==========   ==========
DILUTED NET EARNINGS (LOSS) PER SHARE:
Reported diluted net earnings (loss)
   per share ..................................   $    (2.54)   $   (0.21)   $     0.81   $     0.58   $     1.69
Add back: goodwill amortization expense, net of
   tax ........................................         --           0.23          0.21         0.19         0.18
                                                  ----------    ---------    ----------   ----------   ----------
Adjusted diluted net earnings (loss)
   per share ..................................   $    (2.54)   $    0.02    $     1.02   $     0.77   $     1.87
                                                  ==========    =========    ==========   ==========   ==========





(3) For the year ended December 31, 2002, we recorded an after tax charge of $18.3 million as a loss from discontinued operations to account for potential costs associated with our asbestos-related liability.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K contains forward-looking statements. Forward-looking statements in this report are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects" and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to a number of factors, including economic and market conditions; the performance of the aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers' programs; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; product liability (including, without limitation, those related to estimates to asbestos-related contingent liabilities) matters; as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the Securities and Exchange Commission. Those forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2002.

BUSINESS OVERVIEW

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry. We are organized into two major operating segments, each of which focuses on a specific segment of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, on-board computers, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, and other air conditioning and heating parts. We sell our products primarily in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment.

ACQUISITION. On February 7, 2003, we signed an agreement to purchase Dana's EMG Business, for a purchase price equal to the closing net book value of the business, subject to a maximum purchase price of $125 million. Dana's EMG Business is a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. Dana's EMG Business manufacturers ignition systems, emission parts, engine computers, ignition wires, battery cables and fuel system parts. Customers of Dana's EMG Business include NAPA Auto Parts, CSK Auto, O'Reilly Automotive and Pep Boys. We intend to integrate Dana's EMG Business into our Engine Management Segment within 18 months from the closing of the acquisition. The closing of the acquisition is subject to our financing of the purchase price. We intend to finance the acquisition and the payment of related fees and expenses and restructuring and integration costs by (a) drawing on our revolving credit facility, (b) issuing shares of our common stock and (c) obtaining seller financing.

The acquisition purchase price is subject to a post-closing adjustment based upon the book value of the acquired assets of Dana's EMG Business less the book value of the assumed liabilities of Dana's EMG Business as of the close of business on the closing date.

The acquisition is subject to our obtaining financing for the acquisition and other customary closing conditions. We expect to close the acquisition during the second quarter of 2003.

CUSTOMERS. We distribute our products through a variety of distribution channels, including wholesale distributors, retail chains, service chains and original equipment dealers. Our warehouse distribution channel represents 61% of our consolidated net sales for the year ended December 31, 2002. Our retail channel of distribution has grown significantly from approximately $41 million in consolidated net sales to retailers in 1993 (representing 7% of consolidated net sales) to approximately $138 million in 1997 (representing 26% of consolidated net sales), and to approximately $169 million in 2002 (representing 28% of consolidated net sales). In 1997, we commenced distributing our products through the original equipment service supplier channel, and sold approximately $3 million in consolidated net sales to original equipment service suppliers (representing 0.6% of consolidated net sales), which increased to approximately $23 million in 2002 (representing 3.8% of consolidated net sales).

Our five largest individual customers accounted for 46% of our 2002 consolidated net sales. Members of one marketing group represent our largest group of customers and accounted for approximately 15% of our 2002 consolidated net sales. One individual member of this marketing group accounted for 13% of our 2002 consolidated net sales.

SEASONALITY. Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring Promotion", in which customers are offered a choice of a price discount or longer payment terms.

INVENTORY MANAGEMENT. We instituted an aggressive inventory reduction campaign initiated in 2001. We targeted a minimum $30 million inventory reduction in 2001, but exceeded our goal by reducing inventory by $57 million that year. Importantly, while reducing inventory levels, we maintained customer service fill rate levels of approximately 93%. In 2002, we further reduced inventory by additional $8 million.

We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In addition to warranty returns, we also permit our customers to return products to us within customer-specific limits in the event that they have overstocked their inventories. In particular, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.

In order to better control warranty and overstock return levels, beginning in 2000 we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not follow a twelve step warranty return process.

COMPARISON OF FISCAL YEARS 2002 AND 2001

SALES. On a consolidated basis, net sales for 2002 increased by $6.8 million over 2001 to $598.4 million. This net increase was driven by a $17.6 million increase in Engine Management, year over year. New business was the primary contributor with gains achieved in the retail business where certain customers expanded their own business; new wire and cable business acquired from an existing customer; and new original equipment customers acquired through our acquisition of Sagem Inc. in May of 2002.

With respect to Temperature Control, net sales for 2002 decreased by $14.8 million to $255.1 million. Net sales were unfavorable due to a combination of a partial loss in business with a significant retail customer in 2002; 2001 net sales including approximately $7 million of "pipeline" orders for a new customer which did not repeat in 2002; and distributors "working off "inventory left over from previous mild summer seasons.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased to 26.3% in 2002 from 23.5% in 2001. The improvement in gross margins reflects the return in 2002 to more normal production levels, as the aggressive and successful inventory reduction campaign in 2001 benefited 2002, in both of our major segments. Engine Management gross margins improved approximately 4 percentage points, while Temperature Control improved approximately 3.7 percentage points. 2002 gross margins also benefited from a decrease in warranty returns in both Engine Management and Temperature Control. Overall, warranty returns improved by approximately 1 percentage point, as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling general and administrative expenses increased to $129.1 million or 21.6% of net sales in 2002, from $123.9 million or 20.9% of net sales in 2001. Contributing to the increase was approximately $2 million of restructuring costs related to the consolidation of certain manufacturing and distribution facilities within the Temperature Control segment. Also contributing to the overall increase was higher insurance and employee benefit costs.

GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, Goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on our weighted average cost of capital and market multiples, we reviewed the fair values of each of our reporting units. The recent decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket has caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of our reporting units within our European Segment and our Temperature Control Segment and we recorded charges of $10.9 million related to our European Segment and $7.4 million related to our Temperature Control Segment.

During the fourth quarter of 2002, the Company completed its review of goodwill for potential impairment. After giving consideration to 2002 losses in Europe and budgeted 2003 losses, the Company wrote-off the remaining goodwill associated with Engine Management reporting unit of the European Segment. With respect to the European Segment, approximately $1.4 million of goodwill remains on the December 31, 2002 balance sheet, all of which pertains to the Temperature Control, reporting unit.

OTHER INCOME. Other income, net increased approximately $0.4 million over 2001. Contributing to the increase was the elimination of fees related to an accounts receivable sales arrangement eliminated in April of 2001.

INTEREST EXPENSE. Interest expense decreased by approximately $3.2 million, as compared 2001. Contributing to overall decrease was lower borrowings (during 2002 total debt was reduced approximately $29 million) and lower interest rates.

INCOME TAXES. The overall effective tax rate increased from 32% in 2001 to 57% in 2002. The significant increase is primarily the result of the operating losses in our European Segment, for which no income tax benefit has been recorded because it is more likely than not that such losses will not be realized in the near future. Supplementing the effect Europe had on the effective rate is the increase in the Company's domestic earnings as a percentage of overall earnings before taxes.

LOSS ON DISCONTINUED OPERATIONS. Loss on discontinued operations reflect the charges associated with asbestos, including legal expenses. As discussed in Note 18 of the notes to the consolidated financial statements, the Company is responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million and all other available information considered by the Company, and as further set forth in such Note 18, the Company recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's consolidated financial statements, in accordance with generally accepted accounting principles. Total legal expenses associated with asbestos related matters totaled $0.9 million in 2002.

COMPARISON OF FISCAL YEARS 2001 AND 2000

SALES. After giving consideration to the adoption of Emerging Issues Task Force guidelines entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", consolidated net sales in 2001 were $591.7 million, a decrease of $9.7 million compared to consolidated net sales of $601.4 million in 2000. The decrease in consolidated net sales was a result of decreases in our existing traditional business lines and higher costs for adding a new customer. The decrease was mitigated by the Engine Management Segment, which benefited from a full year of sales to the new major customer added during the third quarter of 2000 (with incremental sales of approximately $6 million in 2001), along with additional wire set business from a major group of warehouse distributors. The Temperature Control Segment regained a major retail customer we had lost in early 2000 (this customer accounted for consolidated net sales of approximately $30 million in 2001, excluding filling the initial "pipeline" of orders from such customer). Excluding this new business, sales to existing accounts decreased, primarily a result of another cool summer for air conditioning, and the continuing inventory reduction program on the part of many of our customers.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 23.5% in 2001, from 27.1% in 2000. Gross margins in our Engine Management Segment were 26.4% in 2001 compared to 29.4% in 2000. Gross margins in our Temperature Control Segment were 18.2% in 2001 compared to 23.4% in 2000. The decrease in gross margins was primarily due to our planned inventory reduction programs. The reduction in gross margins was across all product lines as we originally targeted a minimum $30 million inventory reduction in 2001. Actual inventory reduction amounted to $57 million, while we maintained high customer service fill levels. These changes reflect the impact of underabsorbed overhead costs as a result of cutting production and temporarily closing manufacturing facilities at both Engine Management and Temperature Control facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $8 million to $124 million in 2001, compared to $132 million in 2000. This decrease reflected the focus on our cost reduction efforts, with benefits primarily in the marketing and distribution areas in our Temperature Control Division.

INCOME FROM OPERATIONS. Operating income decreased by $15.6 million compared to 2000, primarily due to the lower gross margins as discussed above.

OTHER INCOME (EXPENSES), NET. Other income, net increased by $2.3 million compared to 2000. The increase was primarily due to the reduction of fees related to the termination of the sale of accounts receivable agreement and an increase in interest and dividend income.

INTEREST EXPENSE. Interest expense decreased slightly by $0.6 million in 2001 compared to 2000, due to lower interest rates and lower average borrowings.

INCOME TAX PROVISION. Income tax expense decreased to $0.1 million in 2001 from $2.9 million in 2000. The decrease was primarily due to overall lower earnings. The effective tax rate increased from 22% in 2000 to 32% in 2001. The increase was primarily due to a decrease in earnings from our foreign subsidiaries, which have lower tax rates than the United States statutory rate.

IMPACT OF INFLATION

Although inflation is not a significant issue, management believes it will be able to continue to minimize any adverse effect of inflation on earnings through cost reduction programs, including the sale of manufactured products, and, where competitive situations permit, selling price increases.

FUTURE RESULTS OF OPERATIONS

We continue to face competitive pressures. In order to sell at competitive prices while maintaining profit margins we are continuing to focus on overhead and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the year ended December 31, 2002, cash provided by operations amounted to $60.2 million, compared to $40.2 million in 2001 and cash used in operations of $1 million in 2000. The improvement in 2001 was primarily attributable to our efforts to reduce inventory levels from their elevated levels of December 31, 2000. The improvement in 2002 is primarily attributable to improved earnings from continuing operations, higher accounts payable and continued reductions in inventory.

For the year ended December 31, 2002, inventory decreased by an addition $8 million over the $57 million reduction in 2001, which resulted primarily from reduced production and purchases, and where needed, the temporary closing of manufacturing facilities. Reductions were realized in both the Engine Management and Temperature Control Segments. Inventory turnover was 2.3 x in 2002, 2.1x in 2001, and 1.8x in 2000.

INVESTING ACTIVITIES. Cash used in investing activities was $26.9 million for the year ended December 31, 2002, compared to $14.2 million in 2001 and $18.7 million in 2000. The increase was primarily due to acquisitions, partially offset by decreases in capital expenditures. Assets acquired consist primarily of property, plant and equipment, receivables and inventory. All acquisitions were financed with funds provided under our revolving credit facility and seller financing.

In January 2002, we acquired the assets of a temperature control business from Hartle Industries for $4.8 million. The assets consist primarily of property, plant and equipment, and inventory. In April 2002, we acquired Carol Cable Limited, a manufacturer and distributor of wire sets based in the United Kingdom, for approximately $1.7 million. The assets from this acquisition consist primarily of property, plant and equipment, and inventory. In addition, during 2002, the Company paid approximately an additional $2.8 million for the remaining equity interest in SMP Holdings Limited. In May 2002, we purchased the aftermarket fuel injector business of Sagem Inc., a subsidiary of Johnson Controls, for $10.5 million. Sagem Inc. is a basic manufacturer of fuel injectors and was our primary supplier prior to the acquisition. Assets acquired from this acquisition consist primarily of property, plant and equipment, and inventory. The purchase was partially financed by the seller ($5.4 million to be paid over a two year period), with the remaining funds being provided under our revolving credit facility.

Capital expenditures for the three most recent fiscal years ended December 31 totaled $7.6 million in 2002, $13.7 million in 2001 and $16.7 million in 2000.

FINANCING ACTIVITIES. Cash used in financing activities was $32.7 million for the year ended December 31, 2002, compared to $25.4 million in 2001 and $11.5 million in 2000. The increase in cash used was primarily due to our focus on reducing our borrowings. Dividends paid for the three most recent fiscal years ended December 31 were $4.3 million in 2002, $4.2 million in 2001 and $4.3 million in 2000. The decreased borrowings reflect our focus on reducing capital employed in the business.

Effective April 27, 2001 we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a new secured revolving credit facility. The term of the new credit agreement was for a period of five years and provided for a line of credit up to $225 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt.

On February 7, 2003, we amended our revolving credit facility to provide for an additional $80 million commitment, subject to the terms and conditions therein, which will become effective upon the closing of our acquisition of Dana's EMG Business. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million. In addition, in order to facilitate the aggregate financing of the acquisition, we are planning on issuing approximately $59 million of common stock in a public offering which will occur in connection with the closing of the acquisition. After applying all of the net proceeds from the public offering of our common stock to repay a portion of our outstanding indebtedness under our revolving credit facility, we intend to borrow the entire cash portion of the purchase price of Dana's EMG Business from our revolving credit facility upon the closing of the acquisition. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, and will include the purchased assets of Dana's EMG Business. We expect such availability under the revolving credit facility, following the initial draw down at the acquisition closing, to be sufficient to meet our ongoing operating and integration costs.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. As of December 31, 2002, we were in compliance with our applicable financial covenants. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter for the 12-month period then ended, through June 30, 2004,
(2) to fall within specified levels of a fixed charge coverage ratio at the end of each fiscal quarter for the 12-month period then ended, and (3) to limit capital expenditure levels for each fiscal year through 2007.

Our profitability and working capital requirements are more seasonal due to the sales mix of our Temperature Control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales, and payments on the receivables associated with such sales have yet to be received. These increased working capital requirements are funded by borrowings from our revolving credit facility. We anticipate that our present sources of funds will continue to be adequate to meet our needs for the next several years.

During the years 1998 through 2000, our board of directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, an aggregate of $26.7 million of common stock was repurchased to meet present and future requirements of our stock option programs and to fund our employee stock option plan. As of December 31, 2002, we had board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the years ended December 31, 2002 and 2001, we did not repurchase any shares of our common stock.

In July 2001, we entered into interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At December 31, 2002, we had two outstanding interest rate swap agreements (in an aggregate notional principal amount of $75 million), one of which matured in January 2003 and one of which is scheduled to mature in January 2004. Under these agreements, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million. If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

On July 26, 1999, we issued our convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short term bank borrowings and repurchase a portion of our common stock.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of December 31, 2002:



                                                           YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------
(IN THOUSANDS)                         2003       2004       2005        2006       2007    THEREAFTER   TOTAL

Principal payments of long term
debt .............................   $  4,108   $  2,914   $     75   $ 76,330   $     88   $ 90,033   $173,548
Operating leases .................      7,706      6,320      5,336      3,736      2,558      4,112     29,768
Interest rate swap agreements ....        113      1,792       --         --         --         --        1,905
                                     --------   --------   --------   --------   --------   --------   --------

          Total commitments ......   $ 11,927   $ 11,026   $  5,411   $ 80,066   $  2,646   $ 94,145   $205,221
                                     ========   ========   ========   ========   ========   ========   ========

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the notes to our consolidated annual financial statements on this Annual Report on Form 10-K. Preparation of our consolidated annual and quarterly financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles, from both our Engine Management and Temperature Control Segments. We recognize revenue from product sales upon shipment to customers. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

INVENTORY VALUATION. Inventories are valued at the lower of cost or market. Cost is generally determined on the first-in, first-out basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the reporting unit level and are based upon the inventory at that location taken as a whole. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2002, the allowance for sales returns totaled $16.3 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2002 the allowance for doubtful accounts and for discounts totaled $4.9 million.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2002, we had a valuation allowance of $21.7 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our business, financial condition and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. With respect to goodwill, we test for potential impairment in the fourth quarter of each year as part of our annual budgeting process. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculated the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS
106. The key assumptions used in making these calculations are disclosed in Notes 12 and 13 to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

ASBESTOS RESERVE. The Company is responsible for certain future liabilities relating to alleged exposure to asbestos containing products. A September 2002 actuarial study estimated a liability for settlement payments ranging from $27.3 million to $58 million. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's consolidated financial statements, in accordance with generally accepted accounting principles. The Company plans on performing a similar annual actuarial analysis during third quarter of each year for the foreseeable future. Based on this analysis and all other available information, the Company will reassess the recorded liability, and if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations. Legal expenses associated with asbestos related matters are expensed as incurred.

OTHER LOSS RESERVES. We have numerous other loss exposures, such as environmental claims, product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment of risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

RECENTLY ISSUED ACCOUNTING ANNOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

We are required and plan to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. The adoption of Statement No. 143 is not expected to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board (APB) No. 30, Reporting Results of Operations. Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Statement No. 145 will be effective for the year ending December 31, 2003. The adoption of Statement No. 145 is not expected to have a material effect on our financial statements, however, it will require prior periods to be reclassified for any loss on extinguishment of debt not meeting the criteria of APB No. 30.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associates with Exit or Disposal Activities ("Statement No. 146"). Statement No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement No. 146. Statement No. 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. We do not believe the adoption of Statement No. 146 will have a material effect on our financial statements.

In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this interpretation will have a material effect on our financial statements. See Note 18 of Notes to our Consolidated Financial Statements for discussion of product warranty claims.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We do not believe the adoption of Statement No. 148 will have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprises no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary's functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

EXCHANGE RATE RISK

We have exchange rate exposure, primarily, with respect to the Canadian dollar and the British pound. As of December 31, 2002, our financial instruments which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

INTEREST RATE RISK

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have entered into interest rate swap agreements. At December 31, 2002, we had approximately $176.9 million in loans and financing outstanding, of which approximately $96.0 million bear interest at fixed interest rates and approximately $80.9 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. As a result of our refinancing agreement during the second quarter 2001, as described in the notes to our consolidated annual financial statements, our percentage of variable rate debt to total debt has increased from 32% at December 31, 2000 to 56% at December 31, 2001 and decreased to 46% at December 31, 2002. Depending upon the level of borrowings under our revolving credit facility, which may at times approach $200 million, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have approximately $0.9 million negative impact on our earnings or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        PAGE NO.
CONSOLIDATED ANNUAL FINANCIAL STATEMENTS (Audited)


Independent Auditors' Report ................................................F-1

Consolidated Statements of Operations for the years ended December 31, 2002,
      2001 and 2000 .........................................................F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001.................F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2002,
      2001 and 2000 .........................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
      December 31, 2002, 2001 and 2000 ......................................F-5

Notes to Consolidated Annual Financial Statements............................F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted Emerging Issues Task Force Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS) as of January 1, 2002. As described in Note 6, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of January 1, 2002.

                                                              /s/ KPMG LLP
                                                              ------------



New York, New York
February 24, 2003




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

---------------------------------------------------------------------------------------------------------------------

                                                                                     Years Ended December 31,
                                                                        ---------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              2002           2001           2000
---------------------------------------------------------------------------------------------------------------------

Net sales (Note 7)                                                      $    598,437    $    591,652    $    601,392
Cost of sales                                                                440,893         452,597         438,691
---------------------------------------------------------------------------------------------------------------------
     Gross profit                                                            157,544         139,055         162,701
Selling, general and administrative expenses                                 129,142         123,932         131,990
Goodwill impairment charge (Note 6)                                            3,334            --              --
---------------------------------------------------------------------------------------------------------------------
     Operating income                                                         25,068          15,123          30,711
Other income (expense), net (Notes 3 and 14)                                   3,187           2,763             450
Interest expense                                                              14,244          17,430          18,045
---------------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations before taxes                         14,011             456          13,116
Provision for income taxes (Note 15)                                           7,920             144           2,886
---------------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations                                       6,091             312          10,230
Loss from discontinued operation, net of tax of $6,099 (Note 18)             (18,297)           --              --
---------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before extraordinary item and
          cumulative effect of accounting change                             (12,206)            312          10,230
Extraordinary loss on early extinguishment of debt, net of
     taxes of $975 and $364 in 2001 and 2000,
     respectively. (Note 8)                                                     --            (2,797)           (501)
     Cumulative effect of accounting change,
          net of tax of $2,473 (Note 6)                                      (18,350)           --              --
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     $    (30,556)   $     (2,485)   $      9,729
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Basic:

     Earnings from continuing operations                                $       0.51    $       0.03    $       0.86
     Discontinued operation                                                    (1.54)           --              --
     Extraordinary item                                                         --             (0.24)          (0.04)
     Cumulative effect of accounting change                                    (1.54)           --              --
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Basic                            $      (2.57)   $      (0.21)   $       0.82
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Diluted:

     Earnings from continuing operations                                 $       0.51    $       0.03    $       0.85
     Discontinued operation                                                     (1.52)           --              --
     Extraordinary item                                                          --             (0.24)          (0.04)
     Cumulative effect of accounting change                                     (1.53)           --              --
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Diluted                          $      (2.54)   $      (0.21)   $       0.81
---------------------------------------------------------------------------------------------------------------------
Average number of common shares                                           11,914,968      11,774,591      11,933,774
Average number of common shares and dilutive common shares                12,008,496      11,830,737      11,974,341
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.






                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                         ----------------------------
                      (DOLLARS IN THOUSANDS)                                                 2002        2001
                      -----------------------------------------------------------------------------------------------
                      Current assets:
                      Cash and cash equivalents                                          $   9,690    $   7,496
ASSETS
                      Marketable securities                                                  7,200         --
                      Accounts receivable, less allowances for discounts and
                      doubtful accounts of $4,882 and $4,362 in 2002 and 2001,
                      respectively (Notes 3 and 8)                                         117,644      117,965
                      Inventories (Notes 4 and 8)                                          174,785      177,291
                      Deferred income taxes (Note 15)                                       12,213       12,316
                      Prepaid expenses and other current assets                              6,828       13,881
                      -----------------------------------------------------------------------------------------------
                      Total current assets                                                 328,360      328,949
                      -----------------------------------------------------------------------------------------------
                      Property, plant and equipment, net (Notes 5 and 8)                   103,822      101,646
                      -----------------------------------------------------------------------------------------------
                      Goodwill, net (Note 6)                                                16,683       38,040

                      Other assets (Notes 7 and 12)                                         41,893       40,794
                      -----------------------------------------------------------------------------------------------
                         Total assets                                                    $ 490,758    $ 509,429
                      -----------------------------------------------------------------------------------------------
                      Current liabilities:
                         Notes payable (Note 8)                                          $   3,369    $   4,075
LIABILITIES AND
STOCKHOLDERS'            Current portion of long-term debt (Note 8)                          4,108        1,784
EQUITY                   Accounts payable                                                   35,744       26,110
                         Sundry payables and accrued expenses                               39,723       41,968
                         Accrued customer returns                                           16,341       18,167
                         Payroll and commissions                                            12,143        8,489
                      -----------------------------------------------------------------------------------------------
                      Total current liabilities                                            111,428      100,593
                      -----------------------------------------------------------------------------------------------
                      Long-term debt (Notes 8 and 9)                                       169,440      200,066
                      Postretirement medical benefits and
                      other accrued liabilities (Notes 12 and 13)                           30,414       23,083
                      Accrued asbestos liabilities                                          25,595         --
                      -----------------------------------------------------------------------------------------------
                      Total non-current liabilities                                        225,449      223,149
                      -----------------------------------------------------------------------------------------------
                      Commitments and contingencies (Notes 8, 10, 11, 12, 13 and
                      18) Stockholders' equity (Notes 8, 9,10, 11 and 12):
                         Common Stock - par value $2.00 per share: Authorized
                              30,000,000 shares, issued and outstanding 11,957,009
                              and 11,823,650 shares in 2002 and 2001, respectively          26,649       26,649
                         Capital in excess of par value                                      1,764        1,877
                         Retained earnings                                                 148,686      183,532
                         Accumulated other comprehensive loss                               (2,581)      (3,722)
                      -----------------------------------------------------------------------------------------------
                                                                                           174,518      208,336
                      Less:Treasury stock - at cost (1,367,467 and 1,500,826 shares in
                      2002 and 2001, respectively)                                          20,637       22,649
                      -----------------------------------------------------------------------------------------------
                      Total stockholders' equity                                           153,881      185,687
                      -----------------------------------------------------------------------------------------------
                      Total liabilities and stockholders' equity                         $ 490,758    $ 509,429
                      -----------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.






                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------

                                                                                       Years Ended December 31,

              (IN THOUSANDS)                                                      2002              2001        2000
              --------------------------------------------------------------------------------------------------------

CASH FLOWS    Net earnings (loss)                                               $(30,556)        $  (2,485)   $ 9,729
FROM           Adjustments to reconcile net earnings (loss) to net cash
OPERATING           provided by (used in) operating activities:
ACTIVITIES     Depreciation and amortization                                      16,128            18,909     18,922
               Gain on disposal of property, plant & equipment                       (97)             (265)       (99)
               Equity income from joint ventures                                    (352)             (844)      (702)
               Employee stock ownership plan allocation                            1,230               713      1,032
              Tax benefit related to employee stock options                           80                48       --
               Increase (decrease) in deferred income taxes                        2,550            (3,628)      (897)
               Cumulative effect of accounting change                             18,350             --          --
               Loss from discontinued operation                                   18,297             --          --
               Goodwill impairment charge                                          3,334             --          --
               Extraordinary loss on repayment of debt                              --               2,797       501
              Change in assets and liabilities, net of
                effects from acquisitions:
               Decrease in accounts receivable, net                                1,302            13,296     14,793
               (Increase) decrease in inventories                                  7,996            56,966    (44,666)
               (Increase) decrease in prepaid expenses
                    and other current assets                                       7,485            (1,821)       388
               (Increase) decrease in other assets                                (4,307)           (7,745)     3,811
               Increase (decrease) in accounts payable                             9,152           (30,502)    14,413
               Decrease in sundry payables and accrued expenses                   (3,215)           (8,774)   (16,360)
               Increase (decrease) in other liabilities                           12,806             3,524     (1,818)
              --------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                 60,183            40,189       (953)
              --------------------------------------------------------------------------------------------------------
CASH FLOWS    Proceeds from the sale of property, plant and equipment                520               652        657
FROM          Capital expenditures, net of effects from acquisitions              (7,598)          (13,740)   (16,652)
INVESTING     Payments for acquisitions, net of cash acquired                    (19,855)           (1,069)    (2,718)
ACTIVITIES    --------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                              (26,933)          (14,157)   (18,713)
              --------------------------------------------------------------------------------------------------------
CASH FLOWS    Net borrowings (repayments) under line-of-credit agreements        (31,246)           71,935     36,285
FROM          Payments of other long-term debt                                    (3,181)          (93,601)   (29,119)
FINANCING     Issuance of long-term debt                                           5,419              --          --
ACTIVITIES    Proceeds from exercise of employee stock options                       589               473        --
              Purchase of treasury stock                                             --               --      (14,345)
              Dividends paid                                                      (4,290)           (4,236)    (4,324)
              --------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                              (32,709)          (25,429)   (11,503)
              --------------------------------------------------------------------------------------------------------
              Effect of exchange rate changes on cash                              1,653              (806)    (1,512)
              --------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash and cash equivalents                 2,194              (203)   (32,681)
              Cash and cash equivalents at beginning of year                       7,496             7,699     40,380

              Cash and cash equivalents at end of year                          $  9,690          $  7,496    $ 7,699
              --------------------------------------------------------------------------------------------------------
              Supplemental disclosure of cash flow information:
              Cash paid during the year for:
               Interest                                                         $ 14,362         $  17,403   $ 18,943
               Income taxes                                                     $  1,549         $   2,792   $  2,776
              --------------------------------------------------------------------------------------------------------
              See accompanying notes to consolidated financial statements.






                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------------


                                   Years Ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                                           CAPITAL IN                   OTHER
                                                COMMON      EXCESS OF     RETAINED  COMPREHENSIVE  TREASURY
(IN THOUSANDS)                                   STOCK      PAR VALUE     EARNINGS  INCOME (LOSS)    STOCK        TOTAL
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                   $  26,649    $   2,957    $ 184,848    $     714    $ (11,650)   $ 203,518
Comprehensive Income:
     Net earnings                                                            9,729                                  9,729
     Foreign currency translation adjustment                                             (1,305)                   (1,305)
                                                                                                                ---------
          Total comprehensive income                                                                                8,424
Cash dividends paid                                                         (4,324)                                (4,324)
Employee Stock Ownership Plan                                    (416)                                 1,448        1,032
Purchase of treasury stock                                                                           (14,345)     (14,345)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                      26,649        2,541      190,253         (591)     (24,547)     194,305
Comprehensive Loss:
     Net loss                                                               (2,485)                                (2,485)
     Foreign currency translation adjustment                                             (1,086)                   (1,086)
     Unrealized loss on interest rate
          swap agreements                                                                (2,045)                   (2,045)
                                                                                                                ---------
          Total comprehensive loss                                                                                 (5,616)
Cash dividends paid                                                         (4,236)                                (4,236)
Exercise of employee stock options                               (295)                                   768          473
Tax benefits applicable to
     the exercise of employee stock options                        48                                                  48
Employee Stock Ownership Plan                                    (417)                                 1,130          713
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                      26,649        1,877      183,532       (3,722)     (22,649)     185,687
Comprehensive Loss:
     Net loss                                                              (30,556)                               (30,556)
     Foreign currency translation adjustment                                              1,295                     1,295
     Unrealized loss on interest rate
          swap agreements, net of tax of $205                                               617                       617
     Minimum pension liability adjustment                                                  (771)                     (771)
                                                                                                                ---------
          Total comprehensive loss                                                                                (29,415)
Cash dividends paid                                                         (4,290)                                (4,290)
Exercise of employee stock options                               (291)                                   880          589
Tax benefits applicable to the exercise
     of employee stock options                                     80                                                  80
Employee Stock Ownership Plan                                      98                                  1,132        1,230
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                   $  26,649    $   1,764    $ 148,686    $  (2,581)   $ (20,637)   $ 153,881
-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


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

USE OF ESTIMATES

In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, depreciation and amortization of long-lived assets, product liability, asbestos and litigation matters, deferred tax asset valuation allowance and sales return allowances. Actual results could differ from those estimates.

RECLASSIFICATIONS

Where appropriate, certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

At December 31, 2002 and 2001, held-to-maturity securities amounted to $7.2 million. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at amortized cost which approximates fair value. As of December 31, 2002, the held-to-maturity securities mature within one year.

INVENTORIES

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments are accounted for in accordance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "other comprehensive income (loss)." Payment or receipts on interest rate swap agreements are recorded in the "interest expense" caption in the statement of operations.


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

GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards ("SFAS 142") in January 2002. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company is required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Intangible and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value.

Prior to the adoption of SFAS No. 142, goodwill was assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------


the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

INCOME TAXES

Income taxes are calculated using the asset and liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

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

The following is a reconciliation of the shares used in calculating basic and dilutive net earnings per common share.

(IN THOUSANDS)                           2002         2001        2000
--------------------------------------------------------------------------------
Weighted average
     common shares                      11,915       11,775      11,934
Effect of stock options                     93           56          40
--------------------------------------------------------------------------------
Weighted average common
     equivalent shares outstanding
     assuming dilution                  12,008       11,831      11,974
--------------------------------------------------------------------------------


The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(IN THOUSANDS)                            2002         2001        2000
--------------------------------------------------------------------------------
Stock options                              574          625         861
Convertible debentures                   2,796        2,796       2,796
--------------------------------------------------------------------------------

STOCK OPTION PLANS

The Company accounts for its stock option plans in accordance with the provisions of SFAS No.123 "Accounting for Stock Based Compensation." As permitted by this statement, the Company has chosen to continue to apply the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" and related interpretations including SFAS interpretation No.44, "Accounting for certain transactions involving stock compensation and interpretation of APB No.25," issued in March 2001. Accordingly, no compensation expense has been recognized for options granted because the exercise price is equal to the fair value of the stock at the date of grant. As required, the Company provides pro forma net income and pro forma earnings per share disclosures for stock option grants, as if the fair value based method defined in SFAS No.123 had been applied.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. The Company performs ongoing credit evaluations of its customers' financial conditions. Members of one marketing group represent the Company's largest group of customers and accounted for approximately 15%, 15% and 15% of consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively. One individual member of this marketing group accounted for 13%, 10%, and 10% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's five largest individual customers, including members of this marketing group, accounted for 46%, 44% and 33% of net sales in 2002, 2001 and 2000, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force Issue No. 01-09, Accounting Consideration Given by a Vendor to a Customer (Including Reseller of the Vendor's Products) ("EITF 01-09"). These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Such costs

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------




are now treated as a reduction of revenues or as costs of sales. As a result, certain costs of approximately $30.4 million and $25.4 million, have been reclassified from selling, general and administrative expenses for the two years ended December 31, 2001 and 2000, respectively. These reclassifications had no effect on net earnings.

SFAS 143

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

We are required and plan to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. The adoption of Statement No. 143 is not expected to have a material effect on our financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board (APB)No. 30, Reporting Results of Operations. Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and make various other technical corrections to existing pronouncements. Statement No. 145 will be effective for the year ending December 31, 2003. The adoption of Statement No. 145 is not expected to have a material effect on our financial statements, however, it will require prior periods to be reclassified for any loss on extinguishment of debt not meeting the criteria of APB No. 30.

SFAS 146

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associates with Exit or Disposal Activities ("Statement No. 146"). Statement No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement No. 146. Statement No. 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. We do not believe the adoption of Statement No. 146 will have a material effect on our financial statements.

FASB INTERPRETATION NO. 45

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the adoption of this interpretation will have a material effect on our financial statements.

SFAS 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We do not believe the adoption of Statement No.148 will have a material effect on our financial statements.

FASB INTERPRETATION NO. 46

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------


defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

2.  ACQUISITIONS

In January 2000, the Company completed the purchase of Vehicle Air Conditioning Parts, located in England, which has subsequently been named "Four Seasons UK, LTD." In July 2000, the Company completed the purchase of Automotive Heater Exchange SRL in Massa, Italy. Such 2000 acquisitions had an immaterial effect on net earnings.

In January 2002, the Company acquired the assets of a Temperature Control business from Hartle Industries for $4.8 million. The assets acquired consist primarily of property, plant and equipment, and inventory.

In April 2002, the Company acquired Carol Cable Limited, a manufacturer and distributor of wire sets, based in England, for $1.7 million. The assets acquired consist primarily of property, plant and equipment, and inventory. In addition, during 2002 the Company acquired the remaining equity interest in SMP Holdings Limited resulting in a $2.8 million increase in goodwill.

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

Such 2002 acquisitions had an immaterial effect on net earnings.

3. SALE OF ACCOUNTS RECEIVABLE

The Company sold certain accounts receivable through its wholly-owned subsidiary, SMP Credit Corp., a qualifying special-purpose corporation. In May 1999 SMP Credit Corp. and an independent financial institution entered into a three year agreement whereby SMP Credit Corp. could sell up to a $25 million undivided ownership interest in a designated pool of certain of these eligible receivables. This agreement was terminated in 2001 as part of the new credit facility described in Note 8. At December 31, 2000, net accounts receivables amounting to $25 million had been sold under this agreement. These sales were reflected as reductions of trade accounts receivable and the related fees and discounting expense were recorded as other expense (Note 14).





4. INVENTORIES
                                                      December 31,
                                              -------------------------
(IN THOUSANDS)                                   2002            2001
-----------------------------------------------------------------------
Finished goods                                $141,487         $141,799
Work in process                                  2,417            3,155
Raw materials                                   30,881           32,337
-----------------------------------------------------------------------
Total inventories                             $174,785         $177,291
-----------------------------------------------------------------------

5. PROPERTY, PLANT AND EQUIPMENT

                                                     December 31,
                                              -------------------------
(IN THOUSANDS)                                   2002            2001
-----------------------------------------------------------------------
Land, buildings and improvements              $ 66,200         $ 60,665
Machinery and equipment                        120,655          109,617
Tools, dies and auxiliary equipment             19,962           17,815
Furniture and fixtures                          25,831           26,211
Computer software                               12,120           11,663
Leasehold improvements                           7,164            7,450
Construction in progress                         4,169            6,440
                                              -------------------------
                                               256,101          239,861

Less accumulated depreciation
     and amortization                          152,279          138,215
-----------------------------------------------------------------------
Total property, plant and
     equipment, net                           $103,822         $101,646
-----------------------------------------------------------------------


Depreciation expense was $16.1 million, $15.3 million and $15.4 million for 2002, 2001 and 2000, respectively.

6. GOODWILL

Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer being amortized, but instead, is subject to an annual review for potential impairment. Using the discounted cash flows method, based on our weighted average cost of capital, and market multiples, the company reviewed the fair values of each reporting unit. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to the European and Temperature Control Segments for which charges of $10.9 million and $7.4 million, were recorded, respectively.

During the fourth quarter of 2002, the Company completed its review of goodwill for potential impairment. After giving consideration to 2002 losses and budgeted 2003 losses, the Company wrote-off the remaining goodwill associated with Engine Management reporting unit of the European Segment. With respect to the European Segment, approximately $1.4 million of goodwill remains on the December 31, 2002 balance sheet, all of which pertains to the Temperature Control reporting unit.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------

                                   Engine  Temperature
(DOLLARS IN THOUSANDS)           Management   Control       Europe       Total
--------------------------------------------------------------------------------
Balance as of
December 31,2001                 $ 10,490    $ 14,713      $12,837     $ 38,040
Goodwill acquired                    --          --          2,800        2,800
Change in accounting
principle                            --        (9,891)     (10,932)     (20,823)
Impairment loss                      --          --         (3,334)      (3,334)
--------------------------------------------------------------------------------
Balance as of
December 31,2002                 $ 10,490    $  4,822     $  1,371     $ 16,683
--------------------------------------------------------------------------------

Upon adoption of SFAS No. 142, our earnings before extraordi-nary item and net earnings for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of taxes) were as follows:

                                                           Year Ended
                                                          December 31,
                                           -------------------------------------
(Dollars in thousands, except per share data)   2002        2001          2000
--------------------------------------------------------------------------------

Reported earnings (loss) before
     extraordinary item                    $  (12,206)   $     312    $   10,230
Add back: goodwill amortization
     expense, net of tax                         --          2,727         2,574
--------------------------------------------------------------------------------
Adjusted earnings (loss) before
     extraordinary item                    $  (12,206)   $   3,039    $   12,804
--------------------------------------------------------------------------------
Basic earnings per share:
Reported basic earnings per share
     before extraordinary item             $    (1.03)   $    0.03    $     0.86
Add back: goodwill amortization
     expense, net of tax                         --           0.23          0.22
--------------------------------------------------------------------------------
Adjusted basic earnings (loss)
     per share before extraordinary item   $    (1.03)   $    0.26    $     1.08
--------------------------------------------------------------------------------
Diluted earnings (loss) per share:
     Reported diluted earnings
     (loss) per share
     before extraordinary item             $    (1.01)   $    0.03    $     0.85
     Add back: goodwill amortization
     expense, net of tax                         --           0.23          0.21
--------------------------------------------------------------------------------
Adjusted diluted earnings (loss)
     per share before extraordinary item   $    (1.01)   $    0.26    $     1.06
--------------------------------------------------------------------------------

Reported net earnings (loss)               $  (30,556)   $  (2,485)   $    9,729
Add back: goodwill amortization
     expense, net of tax                         --          2,727         2,574
--------------------------------------------------------------------------------
Adjusted net earnings (loss)               $  (30,556)   $     242    $   12,303
--------------------------------------------------------------------------------
Basic net earnings (loss) per share:
Reported basic net earnings
     (loss) per share                      $    (2.57)   $   (0.21)   $     0.82
Add back: goodwill amortization
     expense, net of tax                         --           0.23          0.22
--------------------------------------------------------------------------------
Adjusted basic net earnings
     (loss) per share                      $    (2.57)   $    0.02    $     1.04
--------------------------------------------------------------------------------
Diluted net earnings (loss) per share:
Reported diluted net earnings
     (loss) per share                      $    (2.54)   $   (0.21)   $     0.81
Add back: goodwill amortization
expense, net of tax                              --           0.23          0.21
--------------------------------------------------------------------------------
Adjusted diluted net earnings
     (loss) per share                      $    (2.54)   $    0.02    $     1.02
--------------------------------------------------------------------------------

7. OTHER ASSETS
                                                      December 31,
                                                 ---------------------
(IN THOUSANDS)                                     2002         2001
--------------------------------------------------------------------------------
Marketable securities                            $    --       $ 7,200
Unamortized customer supply agreements             1,419         1,892
Equity in joint ventures                           2,202         2,149
Deferred income taxes                             18,692        12,653
Deferred loan costs                                4,472         5,389
Other                                             15,108        11,511
--------------------------------------------------------------------------------
Total other assets                               $41,893       $40,794
--------------------------------------------------------------------------------

Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $76.1 million, $57.9 million and $57.4 million in 2002, 2001 and 2000, respectively.


8. CREDIT FACILITIES AND LONG-TERM DEBT

The Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The former unsecured revolving credit facility was set to expire on November 30, 2001. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds were used to refinance approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, a 7.56% senior note of $52 million, a $25 million accounts receivable sales arrangement and a Canadian Credit Facility of $5 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. Availability under the new credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. At December 31, 2002 and 2001, the interest rate on the Company's revolving credit facilities was 3.4% and 4.3%, respectively. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expeditures, liens and acquisitions. The Company was in compliance with the covenants at December 31, 2002.

In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under that facility was $3.4 million and $4.1 million at December 31, 2002 and 2001, respectively. At December 31, 2002, the foreign subsidiary was not in compliance with certain covenants, for which it received a waiver. The weighted average interest rates on these borrowings at December 31, 2002 and 2001 were 6.5% and 6.4%, respectively.

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


                                                        December 31,
                                                 -------------------------
(IN THOUSANDS)                                     2002             2001
--------------------------------------------------------------------------------

6.75% convertible subordinated
     debentures                                  $ 90,000         $ 90,000
Revolving credit facility                          76,249          106,790
Other                                               7,299            5,060
--------------------------------------------------------------------------------
                                                  173,548          201,850
Less current portion                                4,108            1,784
--------------------------------------------------------------------------------
Total non-current portion of
     long-term debt                              $169,440         $200,066
--------------------------------------------------------------------------------

Maturities of long-term debt during the five years ending December 31, 2003 through 2007 are $4.1 million, $2.9 million, $0.1 million, $76.3 million and $0.1 million, respectively.

               STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------

9. INTEREST RATE SWAP AGREEMENTS

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

In July 2001, the Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps effectively convert a portion of the Company's variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At December 31, 2002, the Company had two outstanding interest rate swap agreements (in an aggregate notional pricipal amount of $75 million), one of which matured in January 2003 and the other is scheduled to mature in January 2004. Under these agreements the Company receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million. If, at any time, the swaps are determined to be ineffective, in all or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the period. It is not expected that any gain or loss will be reported in the statement of operations during the year ending December 31, 2003 nor was any recorded in 2002 or 2001.

10. STOCKHOLDERS' EQUITY

The Company has authority to issue 500,000 shares of preferred stock, $20 par value, and the Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, the Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to the Company's common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2002.

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

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 2002, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2001 and 2002, the Company did not repurchase any shares of its common stock.

11. STOCK OPTIONS

The Company has principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, the Company is authorized to issue 1,500,000 stock options. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 1996 Independent Directors' Stock Option Plan, the Company is authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 2002, in aggregate 1,266,441 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

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

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)   2002          2001        2000
--------------------------------------------------------------------------------
Net earnings(loss)       As reported        $(30,556)      $(2,485)      $9,729
                         Pro forma          $(30,791)      $(2,697)      $8,708

Basic earnings(loss)     As reported        $  (2.57)      $ (0.21)      $ 0.82
  per share              Pro forma          $  (2.59)      $ (0.23)      $ 0.73

Diluted earnings         As reported        $  (2.54)      $ (0.21)      $  0.81
 (loss) per share        Pro forma          $  (2.56)      $ (0.23)      $  0.72
--------------------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------


The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2002          2001               2000
--------------------------------------------------------------------------------
Expected option life              3.9 YEARS      4.0 years         4.3 years
Expected stock volatility            38.7%           38.6%             39.1%
Expected dividend yield               2.6%            2.8%              3.8%
Risk-free interest rate               1.8%            4.2%              4.6%
Fair value of option                 $4.07           $3.71             $2.53
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plans follow:

                                        2002            2001             2000
--------------------------------------------------------------------------------
                                      WEIGHTED        Weighted         Weighted
                                       AVERAGE         Average          Average
                                      EXERCISE         Exercise        Exercise
(SHARES IN THOUSANDS)         SHARES    PRICE   Shares   Price  Shares   Price
--------------------------------------------------------------------------------
Outstanding at
     beginning of year         1,011    $16.76   1,189   $16.60   808    $20.40
Granted                           10     14.43      10    13.05   498     10.73
Exercised                        (54)     9.74     (55)    9.29    --       --
Forfeited                        (57)    16.91    (133)   18.18  (117)    17.78
--------------------------------------------------------------------------------
Outstanding at
     end of year                 910    $17.14   1,011   $16.76  1,189   $16.60
--------------------------------------------------------------------------------
Options exercisable at
     end of year                 748               671             526
--------------------------------------------------------------------------------
                          STOCK OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                         Shares      Weighted-Average
  Range of             Outstanding      Remaining        Weighted-Average
Exercise Prices        at 12/31/02   Contractual Life      Exercise Price
                                         (Years)
--------------------------------------------------------------------------------
$ 6.56 - $11.29           325              5.3                $ 9.93
$13.05 - $16.94           115              2.3                $15.83
$20.50 - $24.84           470              2.5                $22.43
--------------------------------------------------------------------------------
                          STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
   Range of                  Shares Exercisable               Weighted-Average
Exercise Prices                  at 12/31/02                   Exercise Price
--------------------------------------------------------------------------------
$6.56 - $24.84                       748                          $18.55
--------------------------------------------------------------------------------

12. RETIREMENT BENEFIT PLANS

The Company had a defined benefit pension plan covering certain former employees of the Company's former Brake business. During 2002, the Company settled its benefit obligation by purchasing non-participating annuity contracts.

The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan:

                                                              December 31,
                                                        ------------------------
(IN THOUSANDS)                                            2002            2001
--------------------------------------------------------------------------------
Benefit obligation at beginning of year                 $  8,813       $  8,957
Interest cost                                                368            629
Actuarial loss                                             1,096             93
Settlement                                                (9,793)          --
Benefits paid                                               (484)          (866)
--------------------------------------------------------------------------------
Benefit Obligation at End of Year                       $     --       $  8,813
--------------------------------------------------------------------------------
Fair value of plan assets at
beginning of year                                       $ 11,062       $ 12,063
Settlement                                                (9,793)          --
Actual return on plan assets                                 (39)          (135)
Benefits paid                                               (484)          (866)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                $    746       $ 11,062
--------------------------------------------------------------------------------
Funded status                                           $    746       $  2,249
Unrecognized net actuarial gain (loss)                        56         (1,386)
--------------------------------------------------------------------------------
Prepaid benefit cost                                    $    802       $    863
--------------------------------------------------------------------------------



Weighted average assumptions are as follows:

                                                      December 31,
                                             ------------------------------
                                             2002        2001        2000
--------------------------------------------------------------------------------
Discount rates                               6.50%       7.25%       7.50%
Expected long-term rate
  of return on assets                        8.00%       8.00%       8.00%
--------------------------------------------------------------------------------

Components of net periodic (benefit) cost follow:

                                                      December 31,
                                              --------------------------
(IN THOUSANDS)                                2002      2001        2000
--------------------------------------------------------------------------------
Interest cost                                 $368      $629        $658
Return on assets                              (530)     (928)       (988)
Settlement                                     228        --          --
Recognized actuarial (gain) loss                (5)     (112)       (127)
--------------------------------------------------------------------------------
Net periodic (benefit) cost                   $ 61     $(411)      $(457)
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

The provisions for retirement expense in connection with the plans are as follows:

                               Multi-            Defined Contribution
                           employer Plans           and Other Plans
--------------------------------------------------------------------------------
Years ended December 31,
          2002                $306,000               $2,553,000
          2001                 299,000                2,449,000
          2000                 344,000                2,319,000
--------------------------------------------------------------------------------

The Company has an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. 75,000 shares each were granted to employees during 2002, 2001 and 2000, under the terms of the ESOP. These shares were funded directly from treasury stock.

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under employee benefit plans. The shares heldin trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.

The provision for expense in connection with the ESOP was approximately $1.2 million in 2002, $0.7 million in 2001 and $1.0 million in 2000.

In August 1994 the Company established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees of the Company. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, the Company may at its discretion make contributions to the plan on behalf of the employees. Such contributions

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------


were $46,000, $37,000 and $24,000 in 2002, 2001, and 2000, respectively.

On October 1, 2001, the Company adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation.

                                                             December 31,
                                                     ---------------------------
(IN THOUSANDS)                                         2002             2001
--------------------------------------------------------------------------------
Benefit obligation at beginning of year               $ 1,342          $  --
Initial unrecognized prior service cost                  --              1,270
Service cost                                              211               49
Interest cost                                             140               23
Actuarial loss                                            582             --
--------------------------------------------------------------------------------
Benefit obligation at end of year                     $ 2,275          $ 1,342
--------------------------------------------------------------------------------
Funded status                                         $(2,275)         $(1,342)
Unrecognized prior service cost                         1,132            1,242
Minimum pension liability                              (1,298)            (830)
Unrecognized net actuarial gain                           538
--------------------------------------------------------------------------------
Accrued benefit cost                                  $(1,903)         $  (930)
--------------------------------------------------------------------------------

Components of net periodic benefit cost follow:

                                                              December 31,
                                                      --------------------------
(IN THOUSANDS)                                          2002             2001
--------------------------------------------------------------------------------
Service cost                                          $   211          $    49
Interest cost                                             140               23
Amortization of prior service cost                        110               27
Amortization of unrecognized loss                          44             --
--------------------------------------------------------------------------------
Net periodic benefit cost                             $   505          $    99
--------------------------------------------------------------------------------

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                            December 31,
                                                       -------------------------
                                                        2002             2001
--------------------------------------------------------------------------------
Discount rates                                          6.50%            7.25%
Salary increase                                            4%               4%
--------------------------------------------------------------------------------

13. POSTRETIREMENT MEDICAL BENEFITS

The Company provides certain medical and dental care benefits to eligible retired employees. The Company's current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan.

                                                             December 31,
                                                     ---------------------------
(IN THOUSANDS)                                         2002             2001
--------------------------------------------------------------------------------
Benefit obligation at beginning of year              $ 20,484         $ 17,447
Service cost                                            1,765            1,500
Interest cost                                           1,517            1,314
ACTUARIAL (GAIN) LOSS                                   3,375            1,180
Benefits paid                                            (953)            (957)
--------------------------------------------------------------------------------
Benefit obligation at end of year                    $ 26,188         $ 20,484
--------------------------------------------------------------------------------
Funded status                                        $(26,188)        $(20,484)
Unrecognized prior service cost                           790              914
Unrecognized net actuarial gain                           846           (2,582)
--------------------------------------------------------------------------------
Accrued benefit cost                                 $(24,552)        $(22,152)
--------------------------------------------------------------------------------

Components of net periodic benefit cost follow:

                                                         December 31,
                                           -------------------------------------
(IN THOUSANDS)                              2002           2001          2000
--------------------------------------------------------------------------------
Service cost                               $1,765         $1,500        $1,377
Interest cost                               1,517          1,314         1,152
Amortization of prior service cost            124            124           124
Recognized actuarial gain                     (53)          (232)         (275)
--------------------------------------------------------------------------------
Net periodic benefit cost                  $3,353         $2,706        $2,378
--------------------------------------------------------------------------------

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                           2002           2001       2000
                                         --------------------------------
Discount Rate                              6.5%          7.25%      7.50%
Current medical cost trend rate             12%             9%        10%
Current dental cost trend rate               5%             5%       5.5%
Ultimate medical cost trend rate             5%             5%         5%
Year trend rate declines to ultimate      2005           2005       2005
--------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2002:

                                           1-Percentage-      1-Percentage-
(IN THOUSANDS)                             Point Increase     Point Decrease
--------------------------------------------------------------------------------
Effect on total of service and
     interest cost components                   $  345              $    (277)
Effect on post retirement
     benefit obligation                         $2,154              $  (1,787)
--------------------------------------------------------------------------------

14. OTHER INCOME (EXPENSE), NET

(IN THOUSANDS)                                   2002        2001         2000
--------------------------------------------------------------------------------
Interest and dividend income                   $ 1,338     $ 1,336      $ 1,038
Loss on sale of accounts
     receivable (Note 3)                          --          (484)      (1,567)
Income from joint ventures                         352         844          702
Gain on disposal of property,
     plant and equipment                            97         265           99
Other - net                                      1,400         802          178
--------------------------------------------------------------------------------
Total other income (expense), net              $ 3,187     $ 2,763      $   450
--------------------------------------------------------------------------------

15. INCOME TAXES

The income tax provision (benefit) consists of the following:

(IN THOUSANDS)                                 2002         2001          2000
--------------------------------------------------------------------------------
Current:
     Domestic                               $ 2,422       $ 2,099       $ 1,260
     Foreign                                  2,948         1,673         2,523
--------------------------------------------------------------------------------
Total Current                                 5,370         3,772         3,783
--------------------------------------------------------------------------------
Deferred:
     Domestic                                 3,350        (3,408)       (1,103)
     Foreign                                   (800)         (220)          206
--------------------------------------------------------------------------------
Total Deferred                                2,550        (3,628)         (897)
--------------------------------------------------------------------------------
Total income tax provision                  $ 7,920       $   144       $ 2,886
--------------------------------------------------------------------------------

The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------


which no United States income tax has been provided were $10.7 million at the end of 2002, $28.2 million at the end of 2001 and $27.5 million at the end of 2000.

Earnings (loss) before income taxes for foreign operations (excluding Puerto
Rico) amounted to approximately ($5) million, $3 million, and $4 million, in 2002, 2001, and 2000, respectively. U.S. taxes on the earnings of the Puerto Rican subsidiary are largely eligible for tax credits against U.S. income taxes (phased out effective 2005) and are partially exempt from Puerto Rican income taxes under a tax exemption grant curently being renewed and expected to expire in 2016. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $0.13 per share share in 2002 (2001 - $0.12; 2000 - $0.23; ).

Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:

                                               2002        2001        2000
--------------------------------------------------------------------------------
U.S. federal income tax rate                   35.0%       35.0%       35.0%
Increase (decrease) in tax rate
     resulting from:
State and local income taxes, net
     of federal income tax benefit              4.1        21.4         1.2
Non-deductible items, net                       3.4        60.5         0.1
Foreign tax rate differential                  (2.4)      (85.3)      (14.3)
Change in foreign valuation allowance          16.4         --          --
--------------------------------------------------------------------------------
Effective tax rate                             56.5%       31.6%       22.0%
--------------------------------------------------------------------------------

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

                                                      December 31,
                                             ----------------------------
(IN THOUSANDS)                                 2002                2001
--------------------------------------------------------------------------------
Deferred tax assets:
Inventories                                  $  6,025            $  6,044
Allowance for customer returns                  6,152               7,069
Postretirement benefits                        10,390               8,751
Allowance for doubtful accounts                 1,442               1,587
Accrued salaries and benefits                   3,339               2,938
Net operating loss and tax credit
carryforwards                                  14,084              15,390
Goodwill                                        3,578                --
Accrued asbestos liabilities                   10,765               1,497
Other                                           5,580               5,054
                                             --------            --------
                                               61,355              48,330
                                             --------            --------
Valuation allowance                           (21,698)            (14,571)
                                             --------            --------
Total                                        $ 39,657            $ 33,759
--------------------------------------------------------------------------------
Deferred tax liabilities:
Depreciation                                 $  7,565            $  6,702
Promotional costs                               1,106               1,036
Other                                              81               1,052
--------------------------------------------------------------------------------
Total                                           8,752               8,790
--------------------------------------------------------------------------------
Net deferred tax assets                      $ 30,905            $ 24,969
--------------------------------------------------------------------------------

During 2002 the Company increased the valuation allowance by $7.1 million. At December 31, 2002, the Company has approximately $15.8 million of domestic and foreign net operating loss carryforwards of which $6.8 million will expire in 2021 and the remainder (foreign) have an indefinite carryforward period. The Company also has foreign tax credit carryforwards of approximately $2.1 million which expire between 2003 and 2007. The Company also has alternative minimum tax credit carryforwards of approximately $6.6 million for which there is no expiration date.

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. However, if the Company is unable to generate sufficient taxable income in the future through its operations, increases in the valuation allowance may be required.

16. INDUSTRY SEGMENT AND GEOGRAPHIC DATA

Under the provisions of SFAS No. 131, the Company has three reportable operating segments which are the major product areas of the automotive aftermarket in which the Company competes. Engine Management consists primarily of ignition and emission parts, wire and cable, and fuel system parts. Temperature Control consists primarily of compressors, other air conditioning parts and heater parts. The third reportable operating segment is Europe which consists of both Engine Management and Temperature Control reporting units. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

                                  For the year ended December 31, 2002
                       ---------------------------------------------------------
                         Engine  Temperature European       Other
(IN THOUSANDS)         Management   Control    Group    Adjustments Consolidated
--------------------------------------------------------------------------------
Net Sales               $303,112   $255,088   $ 36,028    $  4,209     $598,437
--------------------------------------------------------------------------------
Depreciation and
  amortization             8,660      5,484        902       1,082       16,128
--------------------------------------------------------------------------------
Operating income          41,844     10,095    (10,464)    (16,407)      25,068
--------------------------------------------------------------------------------
Investment in equity
  affiliates                --         --          185       2,017        2,202
--------------------------------------------------------------------------------
Capital expenditures       3,465      2,066      1,831         236        7,598
--------------------------------------------------------------------------------
Total Assets            $247,318   $157,343   $ 30,728    $ 55,369     $490,758
--------------------------------------------------------------------------------

                                For the year ended December 31, 2001
                       ---------------------------------------------------------
                         Engine  Temperature European       Other
(IN THOUSANDS)         Management   Control    Group    Adjustments Consolidated
--------------------------------------------------------------------------------
Net Sales               $285,498   $269,856    $33,449      $2,849     $591,652
--------------------------------------------------------------------------------
Depreciation and
  amortization             9,649      6,462      1,961         837       18,909
--------------------------------------------------------------------------------
Operating income          26,432      3,624     (1,718)    (13,215)      15,123
--------------------------------------------------------------------------------
Investment in equity
  affiliates                 105       --          166       1,878        2,149
--------------------------------------------------------------------------------
Capital expenditures       4,724      6,781        775       1,460       13,740
--------------------------------------------------------------------------------
Total Assets            $233,564   $182,083    $40,407     $53,375     $509,429
--------------------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------


                                For the year ended December 31, 2000
                       ---------------------------------------------------------
                         Engine  Temperature European       Other
(IN THOUSANDS)         Management   Control    Group    Adjustments Consolidated
--------------------------------------------------------------------------------
Net Sales               $288,240   $270,848    $38,310      $3,994     $601,392
--------------------------------------------------------------------------------
Depreciation and
  amortization            10,293      6,116      1,902         611       18,922
--------------------------------------------------------------------------------
Operating income          37,974     11,513        517     (19,293)      30,711
--------------------------------------------------------------------------------
Investment in equity
  affiliates                 105       --           96       1,755        1,956
--------------------------------------------------------------------------------
Capital expenditures       8,914      6,454        380         904       16,652
--------------------------------------------------------------------------------
Total Assets            $265,336   $224,410    $39,321     $20,329     $549,396
--------------------------------------------------------------------------------

Other Adjustments consist of items pertaining to the corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS No.131.

                                                  REVENUE
                                ----------------------------------------
(IN THOUSANDS)                    2002            2001            2000
--------------------------------------------------------------------------------
United States                   $512,055        $515,322        $521,593
Europe                            36,028          33,449          38,310
Canada                            32,188          28,811          27,942
Other Foreign                     18,166          14,070          13,547
--------------------------------------------------------------------------------
Total                           $598,437        $591,652        $601,392
--------------------------------------------------------------------------------

                                              LONG LIVED ASSETS
                                ----------------------------------------
(IN THOUSANDS)                    2002            2001            2000
--------------------------------------------------------------------------------
United States                   $109,778        $118,455        $122,825
Europe                             7,153          17,301          17,573
Canada                             2,450           2,829           3,511
Other Foreign                      1,124           1,101           1,312
--------------------------------------------------------------------------------
Total                           $120,505        $139,686        $145,221
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

The estimated fair values of the Company's financial instruments are as follows:

DECEMBER 31, 2002                         CARRYING            FAIR
(IN THOUSANDS)                             AMOUNT            VALUE
--------------------------------------------------------------------------------
Cash and cash equivalents               $    9,690        $   9,690
Marketable securities                        7,200            7,200
Long-term debt                            (173,548)        (156,437)
Interest rate swaps                         (1,905)          (1,905)
--------------------------------------------------------------------------------
December 31, 2001                         Carrying           Fair
(IN THOUSANDS)                             Amount            Value
--------------------------------------------------------------------------------
Cash and cash equivalents               $    7,496        $   7,496
Marketable securities                        7,200            7,200
Long-term debt                            (201,850)        (177,520)
Interest rate swaps                         (2,045)          (2,045)
--------------------------------------------------------------------------------

18. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three-years ended December 31, 2002 was as follows:

                                                       REAL
(IN THOUSANDS)                          TOTAL         ESTATE         OTHER
--------------------------------------------------------------------------------
2002                                    $8,434        $6,282         $2,152
2001                                     8,673         6,508          2,165
2000                                     9,797         7,217          2,580
--------------------------------------------------------------------------------

At December 31, 2002, the Company is obligated to make minimum rental payments through 2011, under operating leases which are as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------------
2003 .................... $7,706              2006 ................... 3,736
2004 ....................  6,320              2007 ................... 2,558
2005 ....................  5,336             Thereafter .............. 4,112
--------------------------------------------------------------------------------
                                             Total ................. $29,768
--------------------------------------------------------------------------------

The Company also has lease and sub-lease agreements in place for various properties under its control. The Company expects to receive operating lease payments from lessees during the five years ending December 31, 2003 through 2007 of $1.0 million, $0.6 million, $0.6 million, $0.6 million, and $0.6 million, respectively.

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2002 and 2001, the Company has accrued $10.4 million and $12.7 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty claims expense for each of the years 2002, 2001, and 2000 were:
$46.7 million, $52.2 million, and $55.1 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------



The following table provides the changes in the Company's product warranties:

January 1, 2002                                                 $12,743
Liabilities accrued for current year sales                       46,671
Settlements of warranty claims                                  (49,054)
--------------------------------------------------------------------------------
December 31, 2002                                               $10,360
--------------------------------------------------------------------------------

At December 31, 2002, the Company had outstanding letters of credit aggregating approximately $3.5 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

The Company has entered into Change in Control arrangements with two key officers of the Company. In the event of a Change of Control (as defined), each executive will receive severance payments, (as defined), and certain other benefits.

On January 28, 2000, a former significant customer of the Company currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including the Company. The claim against the Company alleges $0.5 million of preferential payments in the 90 days prior to the related bankruptcy petition. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. In addition, this former customer seeks $9.4 million from the Company for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. The Company has purchased insurance with respect to the actions. On August 22, 2002, the court dismissed the antitrust claims. The Company believes that these remaining matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

In 1986, the Company acquired a brake business, which it subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When the Company originally acquired this brake business, the Company assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, the Company agreed to assume the liabilities for all new claims filed on or after September 1, 2001. The ultimate exposure to the Company will depend upon the number of claims filed against the Company on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which the Company was responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which the Company was responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. The Company believes that these Mississippi cases filed against the Company in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. To date, the amounts paid for settled claims have been immaterial. The Company does not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating its potential asbestos-related liability, the Company has considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, settlement amounts of the Company and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. Actuarial consultants with experience in assessing asbestos-related liabilities completed a study in September 2002 to estimate the Company's potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of the Company's recent claims history to estimate likely filing rates for the remainder of 2002 through 2052; (3) an analysis of the Company's currently pending claims; and (4) an analysis of the Company's settlements to date in order to develop average settlement values. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million for the period through 2052.

Accordingly, based on the information contained in the actuarial study and all other available information considered by the Company, the Company recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's consolidated financial statements, in accordance with generally accepted accounting principles. Given the uncertainties associated with projecting such matters into the future, the short period of time that the Company has been responsible for defending these claims, and other factors outside the control of the Company, the Company can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, the Company does not believe that any additional provisions would be reasonably likely to have a material adverse effect on the Company's liquidity or consolidated financial position.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------




19. SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION

On February 7, 2003, the Company signed an agreement to purchase Dana Corporation's Engine Management Group (EMG), for a purchase price equal to the closing net book value of the business, subject to a maximum purchase price of $125 million. Dana's EMG is a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. The Company intends to finance the acquisition and the closing payment of related fees and expenses and restructuring and integration costs by (a) drawing on the revolving credit facility, as amended, (b) issuing shares of common stock and (c) obtaining seller financing.

The acquisition purchase price is subject to a post-closing adjustment based upon the book value of the acquired assets of Dana's EMG Business less the book value of the assumed liabilities of Dana's EMG Business as of the close of business on the closing date.

The acquisition is subject to obtaining financing for the acquisition and other customary closing conditions. The Company expects to close the acquisition during the second quarter of 2003.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               Dec. 31,    Sept. 30,    June 30,      Mar. 31,
Quarter Ended                    2002        2002         2002           2002
--------------------------------------------------------------------------------
Net Sales                     $107,856     $183,631     $180,629      $126,321
--------------------------------------------------------------------------------
Gross Profit                    29,127       50,608       46,833        30,976
--------------------------------------------------------------------------------
Earnings (loss) from
  continuing operations         (8,087)       9,832        6,267        (1,921)
--------------------------------------------------------------------------------
Loss from discontinued
  operation, net of taxes         (254)      (16,918)       (806)         (319)
Cumulative effect of accounting
  change, net of taxes            --           --          --          (18,350)
--------------------------------------------------------------------------------
Net Earnings (loss)            $(8,341)    $ (7,086)    $  5,461      $(20,590)
--------------------------------------------------------------------------------
Net Earnings (loss) from
  continuing operations
  per common share:
Basic                          $  (.68)     $   .82      $   .53         $(.16)
Diluted                        $  (.68)     $   .72      $   .48         $(.16)
--------------------------------------------------------------------------------
Net Earnings (loss)
per common share:
Basic                          $  (.70)     $   (.59)    $   .46        $(1.74)
Diluted                        $  (.70)     $   (.42)    $   .43        $(1.74)
--------------------------------------------------------------------------------


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               Dec. 31,    Sept. 30,     June 30,     Mar. 31,
Quarter Ended                    2001        2001          2001         2001
--------------------------------------------------------------------------------
Net Sales                     $ 96,432     $157,590     $183,167      $154,463
--------------------------------------------------------------------------------
Gross Profit                    18,642       41,151       41,831        37,431
--------------------------------------------------------------------------------
Earnings (loss) from
  continuing operations         (6,330)       3,748        2,275           619
--------------------------------------------------------------------------------
Extraordinary item -
  loss on early extinguishment
  of debt, net of taxes           --         --           (2,797)      --
--------------------------------------------------------------------------------
Net Earnings (loss)           $ (6,330)     $ 3,748     $   (522)    $     619
--------------------------------------------------------------------------------
Net Earnings (loss) from
  continuing operations
  per common share:
Basic                         $  (0.54)      $ 0.32     $   0.19     $    0.05
Diluted                       $  (0.54)      $ 0.32     $   0.19     $    0.05
--------------------------------------------------------------------------------
Net Earnings (loss)
  per common share:
Basic                         $  (0.54)      $ 0.32     $  (0.05)    $    0.05
Diluted                       $  (0.54)      $ 0.32     $  (0.05)    $    0.05
--------------------------------------------------------------------------------

The fourth quarter of 2002 reflects unfavorable adjustments including approximately $1.6 million of restructuring costs related to the consolidation of certain manufacturing and distributing facilities within the Temperature Control Segment; and a writeoff of approximately $3.3 million for the impairment of goodwill associated with the Engine Management reporting unit of the Europe Segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           The information required by this Item is incorporated herein by reference to our 2003 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION
           The information required by this Item is incorporated herein by reference to our 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information required by this Item is incorporated herein by reference to our 2003 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           The information required by this Item is incorporated herein by reference to our 2003 Proxy Statement under the caption "Certain Transactions."

ITEM 14.   CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

15(A).     DOCUMENT LIST
             (1) Among the responses to this Item 15(a) are the following financial statements.

                       Independent Auditors' Report

                       Financial Statements:

                       Consolidated Balance Sheets - December 31, 2002 and 2001

                       Consolidated Statements of Operations
                        - Years Ended December 31, 2002, 2001 and 2000

                       Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2002, 2001 and 2000

                       Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

                       Notes to Consolidated Financial Statements

                (2) The following financial schedule and related report for the years 2002, 2001 and 2000 is submitted herewith:

                       Independent Auditors' Report of Schedule II

                       Schedule II - Valuation and Qualifying Accounts

                                    All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

                (3) Exhibits required by Item 601 of Securities and Exchange
                    Commission Regulations S-K: See "Exhibit Index" beginning on page 33.


15(B).       REPORTS ON FORM  8-K

                No reports on Form 8-K were required to be filed for the three-months ended December 31, 2002.

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER

2.1 Asset Exchange Agreement dated as of March 28, 1998 among SMP Motor Products, LTD., Standard Motor Products, Inc., Cooper Industries (Canada) Inc., Moog Automotive Company and Moog Automotive Products, Inc., filed as an Exhibit of Company's report on Form 8-K dated March 28, 1998.

2.2 Asset Purchase Agreement, dated as of February 7, 2003, by and among Dana Corporation, Automotive Controls Corp., BWD Automotive Corporation, Pacer Industries, Inc., Ristance Corporation, Engine Controls Distribution Services, Inc., as Sellers, and Standard Motor Products, Inc., as Buyer (incorporated by reference to Standard Motor Products, Inc.'s Current Report on Form 8-K (File No. 001-04743), Filed on February 10, 2003).

 3.1 By-laws filed as an Exhibit of Company's annual report on Form 10-K for the year ended December 31, 1986.

 3.2 Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit of Company's Annual Report on Form 10-K for the year ended December 31, 1990.

 3.3 Restated Articles of Incorporation, dated February 15, 1996, filed as an Exhibit of Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3.4 Restated By-Laws dated May 23, 1996, filed as an Exhibit of the Company's annual report on Form 10-K for the year ended December 31, 1996.

4.1 Restated Certificate of Incorporation, dated July 31, 1990 (incorporated by reference to Exhibit 4.2 of Standard Motor Products, Inc.'s Registration Statement on Form S-8 (Registration No. 333-51565), dated May 1, 1998).

4.2 Certificate of Amendment to the Restated Certificate of Incorporation, dated July 31, 1990 (incorporated by reference to
           Exhibit 4.3 of Standard Motor Products, Inc.'s Registration Statement on Form S-8 (Registration No. 333-51565), filed on May 1, 1998).

4.3        Restated By-Laws, dated May 23, 1996 (incorporated by reference to
           Exhibit 3.4 of Standard Motor Products, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER

4.4 Form of Subordinated Debenture Indenture (including form of convertible debenture) (incorporated by reference to Exhibit 4.1 to Standard Motor Products, Inc.'s Amendment No. 2 to its Registration Statement on Form S-3 (Registration No. 333-79177), filed on July 20, 1999).

4.5 Rights Agreement, dated as of February 15, 1996, between Standard Motor Products, Inc. and Registrar & Transfer Co., as rights agent (incorporated by reference to Standard Motor Products, Inc.'s Registration Statement on Form 8-A (File No. 001-04743), filed on April 11, 1996).

4.6 Form of Share Ownership Agreement by and between Standard Motor Products, Inc. and Dana Corporation (incorporated by reference to Standard Motor Products, Inc.'s Current Report on Form 8-K (File No. 001-04743), filed on February 10, 2003).

10.1 Employee Stock Ownership Plan and Trust dated January 1, 1989 filed as an Exhibit of Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10.2 Supplemental Executive Retirement Plan dated August 15, 1994 filed as an Exhibit of Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.3 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc. is filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 (33-58655).

10.4 1996 Independent Outside Directors Stock Option Plan of Standard Motors Products, Inc. filed as an Exhibit of Company's annual report on Form 10-K for the year ended December 31, 1996.

10.5 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended, is filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (333-51565), dated May 1, 1998.

10.6 Credit Agreement dated April 27, 2001 among Standard Motor Products, Inc. and subsidiaries, as Borrowers and GE Capital Corp. as Agent and Lender, GMAC Commercial Credit LLC, on Lender and Syndication Agent and Bank of America, N.A., as Lender and Documentation Agent.

10.7 The 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc. as Amended and restated, is filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (33359524), dated April 25, 2001.

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER


10.8       Supplemental Compensation Plan effective October 1, 2001.

10.9 Change of Control Agreement dated December 12, 2001 between Standard Motor Products, Inc. and John Gethin.

10.10 Change of Control Agreement dated December 12, 2001 between Standard Motor Products, Inc. and James Burke.

21.        List of Subsidiaries of Standard Motor Products, Inc.

23         Consent of Independent Auditors - KPMG LLP

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

                                        STANDARD MOTOR PRODUCTS, INC.
                                                  (COMPANY)

                                    /s/ LAWRENCE I. SILLS
                                        ----------------------------------------
                                         Lawrence I. Sills
                                         Chairman, Chief Executive Officer and
                                         Director

                                    /s/ JAMES J. BURKE
                                        -----------------------------
                                         James J. Burke
                                          Vice President, Finance; Chief
                                          Financial Officer


                                          New York, New York
                                           March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


March 31, 2003                      /s/   LAWRENCE I. SILLS
                                          ------------------------
                                          Lawrence I. Sills
                                          Chairman, Chief  Executive Officer and
                                          Director

March 31, 2003                      /s/   ARTHUR D. DAVIS
                                          ---------------
                                          Arthur D. Davis, Vice Chairman and
                                          Director

March 31, 2003                      /s/   MARILYN F. CRAGIN
                                          -------------------------
                                          Marilyn F. Cragin, Director

March 31, 2003                      /s/   SUSAN F. DAVIS
                                          --------------
                                          Susan F. Davis, Director

March 31, 2003                      /s/   ARTHUR S. SILLS
                                          ---------------
                                          Arthur S. Sills, Director

March 31, 2003                      /s/   PETER J. SILLS
                                          --------------
                                          Peter J. Sills, Director

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


       CERTIFICATION


I, Lawrence I. Sills, certify that:

1. I have reviewed this annual report on Form 10-K of Standard Motor Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003




                                                   /S/ LAWRENCE I. SILLS
                                                   Lawrence I. Sills
                                                   Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


       CERTIFICATION


I, James J. Burke, certify that:

1. I have reviewed this annual report on Form 10-K of Standard Motor Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003




                                                      /S/ JAMES J. BURKE
                                                      James J. Burke
                                                      Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of February 24, 2003, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year 2002. Our report contains an explanatory paragraph that the Company adopted Emerging Issues Task Force Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS) and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of January 1, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                         /s/ KPMG LLP
New York, New York
February 24, 2003



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2002, 2001 and 2000

                                                                            ADDITIONS
                                            BALANCE AT          CHARGED TO
                                             BEGINNING          COSTS AND                                        BALANCE AT
              DESCRIPTION                     OF YEAR            EXPENSES         OTHER        DEDUCTIONS       END OF YEAR
              -----------                     -------            --------         -----        ----------       -----------

YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful accounts         $     2,917,000   $      489,000   $    162,000    $        -     $     3,568,000
  Allowance for discounts                       1,445,000                -              -          131,000        1,314,000
                                            --------------    -------------    ------------    ------------    -------------
                                          $     4,362,000   $      489,000   $    162,000    $     131,000   $    4,882,000
                                            ==============    =============    ============    ============    =============

Allowance for sales returns               $    18,167,000   $   73,030,000   $          -    $  74,856,000   $   16,341,000
                                            ==============    =============    ============    ============    =============

Allowance for inventory valuation         $    13,895,000   $    1,265,000   $           -   $     869,000   $   14,291,000
                                            ==============    =============    ============    ============    =============


YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts         $     2,979,000   $      598,000   $         --    $     660,000   $    2,917,000
  Allowance for discounts                       1,598,000               --             --          153,000        1,445,000
                                            --------------    -------------    ------------    ------------    -------------
                                          $     4,577,000   $      598,000   $         --    $     813,000   $    4,362,000
                                            ==============    =============    ============    ============    =============

Allowance for sales returns               $    17,693,000   $   94,122,000   $         --    $  93,648,000   $   18,167,000
                                            ==============    =============    ============    ============    =============

Allowance for inventory valuation         $    12,930,000   $    4,387,000   $          --   $   3,422,000   $   13,895,000
                                            ==============    =============    ============    ============    =============


YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts         $     2,619,000   $      699,000   $         --    $     339,000   $    2,979,000
  Allowance for discounts                       1,992,000               --                         394,000        1,598,000
                                            --------------    -------------    ------------    ------------    -------------
                                          $     4,611,000   $      699,000   $         --    $     733,000   $    4,577,000
                                            ==============    =============    ============    ============    =============

Allowance for sales returns               $    22,698,000   $  100,403,000   $         --    $ 105,408,000   $   17,693,000
                                            ==============    =============    ============    ============    =============

Allowance for inventory valuation         $    13,766,000   $    3,165,000   $          --   $   4,001,000   $   12,930,000
                                            ==============    =============    ============    ============    =============

