Form 10-Q
period 2003-03-31
STANDARD MOTOR PRODUCTS INC
filed 2003-05-15
CIK 93389

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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




           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  |X|      No  |_|

As of the close of business on April 30, 2003 there were 12,558,009 outstanding shares of the Registrant's Common Stock, par value $2.00 per share.


================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX





                     PART I - FINANCIAL INFORMATION                    PAGE NO.
                                                                       --------

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         March 31, 2003 (Unaudited) and December 31, 2002                    3

         Consolidated Statements Operations and Retained Earnings
         (Unaudited) for the Three Months Ended March 31, 2003 and 2002      4

         Consolidated Statements of Cash Flows (Unaudited) for the
         Three Months Ended March 31, 2003 and 2002                          5

         Notes to Consolidated Financial Statements (Unaudited)              6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23

Item 4.  Controls and Procedures                                             23




                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                    25

Signature                                                                    25

Certifications                                                               26




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)



                                                          March 31,  December 31,
                                                            2003         2002
                                                         ------------------------
                                   ASSETS                (Unaudited)
Current assets:
      Cash and cash equivalents                           $   7,254    $   9,690
      Marketable securities                                   7,200        7,200
      Accounts receivable, net of
        allowance for doubtful accounts and
        discounts of $5,726 (2002 - $4,882) (Note 7)        140,636      117,644
      Inventories (Notes 5 and 7)                           179,572      174,785
      Deferred income taxes                                  12,122       12,213
      Prepaid expenses and other current assets               7,275        6,828
                                                          ---------    ---------
             Total current assets                           354,059      328,360
                                                          ---------    ---------

Property, plant and equipment, net of
      accumulated depreciation (Notes 6 and 7)              101,183      103,822
Goodwill, net (Note 3)                                       16,683       16,683
Other assets                                                 42,420       41,893
                                                          ---------    ---------
             Total assets                                 $ 514,345    $ 490,758
                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                       $   4,703    $   3,369
      Current portion of long-term debt (Note 7)              3,755        4,108
      Accounts payable                                       41,233       35,744
      Sundry payables and accrued expenses                   30,769       39,723
      Accrued customer returns                               13,831       16,341
      Payroll and commissions                                 6,860       12,143
                                                          ---------    ---------
             Total current liabilities                      101,151      111,428
                                                          ---------    ---------

Long-term debt (Note 7)                                     202,601      169,440
Postretirement medical benefits
      and other accrued liabilities                          31,437       30,414
Accrued asbestos liabilities                                 25,577       25,595
                                                          ---------    ---------
             Total liabilities                              360,766      336,877
                                                          ---------    ---------

Commitments and contingencies (Notes 7,8,10,12 and 14)
Stockholders' equity (Notes 7,8,9,10 and 12):
      Common stock - par value $2.00 per share:
        Authorized - 30,000,000 shares, issued and
        outstanding 12,033,009 and 11,957,009 shares
        in 2003 and 2002, respectively)                      26,649       26,649
      Capital in excess of par value                          1,565        1,764
      Retained earnings                                     146,655      148,686
      Accumulated other comprehensive loss                   (1,800)      (2,581)
      Treasury stock - at cost (1,291,467 and 1,367,467
        shares in 2003 and 2002, respectively)              (19,490)     (20,637)
                                                          ---------    ---------
             Total stockholders' equity                     153,579      153,881
                                                          ---------    ---------
             Total liabilities and stockholders' equity   $ 514,345    $ 490,758
                                                          =========    =========


See accompanying notes to consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)



                                                                  Three Months Ended
                                                                       March 31,
                                                                  2003           2002
                                                              ------------   -------------
                                                                      (Unaudited)

Net sales                                                     $    135,725    $    126,321

Cost of sales                                                      101,185          95,151
                                                              ------------    ------------

     Gross profit                                                   34,540          31,170

Selling, general and administrative expenses                        32,212          31,063
                                                              ------------    ------------

     Operating income                                                2,328             107

Other income (expense) - net                                          (274)            668

Interest expense                                                     3,018           3,462
                                                              ------------    ------------

     Loss from continuing operations before taxes                     (964)         (2,687)

Income tax benefit                                                    (357)           (766)
                                                              ------------    ------------

     Loss from continuing operations                                  (607)         (1,921)

Loss from discontinued operation, net of tax                          (348)           (319)

                                                              ------------    ------------
     Loss before cumulative effect of accounting change               (955)         (2,240)

Cumulative effect of accounting change, net of tax (Note 3)           --           (18,350)
                                                              ------------    ------------

     Net loss                                                         (955)        (20,590)

Retained earnings at beginning of period                           148,686         183,532
                                                              ------------    ------------

                                                                   147,731         162,942

Less: cash dividends for period                                      1,076           1,064
                                                              ------------    ------------

Retained earnings at end of period                            $    146,655    $    161,878
                                                              ============    ============

Per share data:

Net loss per common share - basic:
     Loss per share from continuing operations                $      (0.05)   $      (0.16)
     Discontinued operation                                          (0.03)          (0.03)
     Cumulative effect of accounting change                           --             (1.55)
                                                              ------------    ------------
     Net loss per common share - basic                        $      (0.08)   $      (1.74)
                                                              ============    ============

Net loss per common share - diluted:
     Loss per share from continuing operations                $      (0.05)   $      (0.16)
     Discontinued operation                                          (0.03)          (0.03)
     Cumulative effect of accounting change                           --             (1.55)
                                                              ------------    ------------
     Net loss per common share - diluted                      $      (0.08)   $      (1.74)
                                                              ============    ============


Average number of common shares                                 11,972,853      11,827,636
                                                              ============    ============

Average number of common and dilutive shares                    11,972,853      11,827,636
                                                              ============    ============



See accompanying notes to consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                              March 31,
                                                                        --------------------
                                                                          2003       2002
                                                                        ---------  ---------
                                                                              (Unaudited)
  Cash flows from operating activities:
  Net loss                                                              $   (955)   $(20,590)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                                          4,026       3,898
    Gain on sale of property, plant & equipment                             --          (140)
    Equity (income) loss from joint ventures                                  72        (113)
    Employee stock ownership plan allocation                                 251         163
    Cumulative effect of accounting change, net of tax                      --        18,350
  Change in assets and liabilities, net of effects from acquisitions:
    Increase in accounts receivable, net                                 (22,992)    (29,615)
    Increase in inventories                                               (4,787)     (6,100)
    Decrease (Increase) in prepaid expenses and other current assets         331      (1,335)
    (Increase) Decrease in other assets                                     (599)      5,748
    Increase in accounts payable                                           5,489      17,675
    Decrease in sundry payables and accrued expenses                      (8,954)     (1,978)
    (Decrease) Increase in other liabilities                              (6,148)        433
                                                                        --------    --------

    Net cash used in operating activities                                (34,266)    (13,604)
                                                                        --------    --------

Cash flows from investing activities:
    Proceeds from the sale of property, plant & equipment                     58         513
    Capital expenditures                                                  (1,715)     (2,508)
    Payments for acquisitions, net of cash acquired                         --        (4,831)
                                                                        --------    --------

    Net cash used in investing activities                                 (1,657)     (6,826)
                                                                        --------    --------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                        34,647      17,215
    Principal payments and retirement of long-term debt                     (505)       (288)
    Proceeds from exercise of employee stock options                          10          74
    Dividends paid                                                        (1,076)     (1,064)
                                                                        --------    --------

   Net cash  provided by financing activities                             33,076      15,937
                                                                        --------    --------

Effect of exchange rate changes on cash                                      411        (483)

Net decrease in cash and cash equivalents                                 (2,436)     (4,976)

Cash and cash equivalents at beginning of the period                       9,690       7,496
                                                                        --------    --------

Cash and cash equivalents at end of the period                          $  7,254    $  2,520
                                                                        ========    ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                            $  4,495    $  4,971
                                                                        ========    ========
    Income taxes                                                        $  1,055    $    121
                                                                        ========    ========

See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

Standard Motor Products, Inc. (referred to hereinafter in these Notes to Consolidated Financial Statements as the "Company," "we," "us," or "our") is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Where appropriate, certain amounts in 2002 have been reclassified to conform with the 2003 presentation.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Effective January 1, 2003, the Company adopted Statement No. 143, which did not have a material effect on our consolidated financial statements.

RESCISSION OF FASB STATEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations ("APB No. 30"). Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Effective January

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1, 2003, the Company adopted Statement No. 145, which did not have a material effect on our consolidated financial statements, however, Statement No. 145 will require prior periods to be reclassified for any loss on extinguishment of debt not meeting the criteria of APB No. 30.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement No. 146"). Statement No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement No. 146. The adoption of Statement No. 146 did not have a material effect on our consolidated financial statements.

ACCOUNTING FOR AND DISCLOSURES OF GUARANTEES

In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Interpretation No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on our consolidated financial statements. See
Note 14 of Notes to Consolidated Financial Statements for discussion of product warranty claims.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 ("Statement No. 148"). Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted Statement No. 148 and have provided the disclosures required under Statement No. 148 in Note 10 of Notes to Consolidated Financial Statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation No. 46"). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No 46 applies to those enterprises no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Interpretation No. 46 requires certain disclosures in financial statements issued after January 31, 2003. We currently have no contractual relationship or other

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

business relationship with a variable interest entity and therefore the adoption of Interpretation No. 46 did not have a material effect on our consolidated financial statements. However, if we enter into any arrangement with a variable interest entity in the future, we will evaluate the impact of Interpretation No. 46 on our consolidated financial statements and related disclosures.

NOTE 3.  GOODWILL

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its European Operations for segment reporting and within its Temperature Control Segment and recorded a charge of $10.9 million and $7.4 million, respectively.

NOTE 4.  ACQUISITION

On February 7, 2003, we signed an agreement to purchase Dana Corporation's Engine Management Group ("Dana's EMG Business") for a purchase price equal to the closing net book value of the business, subject to a maximum purchase price of $125 million. Dana's EMG Business is a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. We intend to finance the acquisition and the payment of related fees and expenses and restructuring and integration costs by (a) drawing on our revolving credit facility, (b) issuing shares of our common stock and (c) obtaining seller financing.

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

NOTE 5.  INVENTORIES

                                     March 31,    December 31,
                                       2002           2002
                                    (unaudited)
                                    ---------------------------
                                         (in thousands)
   Finished Goods                   $ 142,111      $ 141,487
   Work in Process                      2,598          2,417
   Raw Materials                       34,863         30,881
                                    ----------     ----------

         Total inventories           $ 179,572      $ 174,785
                                    ==========     ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                                          March 31, December 31,
                                                            2003         2002
                                                         (unaudited)
                                                          ----------------------
                                                             (in thousands)
   Land, buildings and improvements                       $ 66,435    $ 66,200
   Machinery and equipment                                 121,012     120,655
   Tools, dies and auxiliary equipment                      20,114      19,962
   Furniture and fixtures                                   25,656      25,831
   Computer software                                        12,165      12,120
   Leasehold improvements                                    7,152       7,164
   Construction in progress                                  4,753       4,169
                                                          --------    --------
                                                           257,287     256,101
   Less: accumulated depreciation and amortization         156,104     152,279
                                                          --------    --------
        Total property, plant and equipment - net         $101,183    $103,822
                                                          ========    ========

NOTE 7.  CREDIT FACILITIES AND LONG-TERM DEBT

                                                      March 31,     December 31,
                                                        2003           2002
                                                    (unaudited)
                                                    ----------------------------
   Long Term Debt Consists of:                               (in thousands)

   6.75% convertible subordinated debentures           $ 90,000        $  90,000
   Revolving credit facility                            109,562           76,249
   Other                                                  6,794            7,299
                                                     -----------     -----------
                                                        206,356          173,548
   Less: current portion                                  3,755            4,108
                                                     -----------     -----------
   Total non-current portion of
      long-term debt                                  $ 202,601       $  169,440
                                                     ===========     ===========

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million. We recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of our former debt.

On February 7, 2003, we amended our revolving credit facility to provide for an additional $80 million commitment, subject to the terms and conditions therein, which will become effective upon the closing of our acquisition of Dana's EMG Business. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million. In addition, in order to facilitate the aggregate financing of the acquisition, we intend to issue approximately $59 million of common stock in a public offering, which will occur in connection with the closing of the acquisition. After applying all of the net proceeds from the public offering of our common stock to repay a portion of our outstanding indebtedness under our revolving credit facility, we intend to borrow the entire cash portion of the purchase price of Dana's EMG Business from our revolving credit facility upon the closing of the acquisition. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, and includes the purchased assets of Dana's EMG Business. We expect such availability under the revolving credit facility, following the initial draw down at the acquisition closing, to be sufficient to meet our ongoing operating and integration costs.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter through June 30, 2004, (2) commencing September 30, 2004 to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

On July 26, 1999, the Company completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The convertible debentures are convertible into 2,796,000 shares of the Company's common stock.

NOTE 8.  INTEREST RATE SWAP AGREEMENTS

The Company does not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

In July 2001, the Company entered into interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At December 31, 2002, we had two outstanding interest rate swap agreements (in an aggregate notional principal amount of $75 million), one of which matured in January 2003 and one of which is scheduled to mature in January 2004. Under these agreements, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million (matured in January 2003). If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                         2003           2002
                                                         ----           ----
                                                             (in thousands)
   Net loss as reported                                 $  (955)     $(20,590)
   Foreign currency translation adjustments                  457         (207)
   Change in fair value of interest
     rate swap agreements                                    324           986
                                                        ---------    ----------
   Total comprehensive loss, net of taxes               $  (174)     $(19,811)
                                                        =========    ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  STOCK BASED COMPENSATION PLAN

Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), the Company accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options granted during the three months ended March 31, 2003 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted. There were no stock options granted during the first quarter of 2002.

If the Company accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                      2003            2002
                                                      ----            ----
                                                       (in thousands, except
                                                         per share amounts)
   Net loss, as reported                             $  (955)        $(20,590)
   Less: Total stock-based employee
      compensation expense determined under
      fair value method for all awards, net
      of related tax effects                             (34)            (59)
                                                     ---------      ----------
   Pro forma net loss                                $  (989)       $(20,649)
                                                     =========      ==========
   Loss per share:
      Basic and diluted - as reported                $ (0.08)       $  (1.74)
                                                     =========      ==========
      Basic and diluted - pro forma                  $ (0.08)       $  (1.75)
                                                     =========      ==========

At March 31, 2003, in aggregate 1,265,441 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

NOTE 11.  EARNINGS (LOSS) PER SHARE

Following are reconciliations of the earnings (loss) available to common stockholders and the shares used in calculating basic and dilutive net earnings
(loss) per common share:

                                                                Three Months Ended
                                                                     March 31,
                                                                    (Unaudited)
                                                       -----------------------------------
                                                            2003             2002
                                                            ----             ----
                                                      (in thousands, except share amounts)
   Loss from continuing operations                            $(607)       $ (1,921)
   Loss from discontinued operation                            (348)           (319)
   Cumulative effect of accounting change                          -        (18,350)
                                                         ------------    ------------
   Net loss available to common stockholders                  $(955)      $ (20,590)
                                                         ============    ============

   Weighted average common shares outstanding - basic     11,972,853      11,827,636
   Dilutive effect of stock options                                -               -
                                                         ------------    ------------
   Weighted average common shares outstanding - diluted   11,972,853      11,827,636
                                                         ============    ============

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                                                    Three Months Ended
                                                        March 31,
                                               -------------- ----------------
                                                    2003               2002
                                                    ----               ----

   Stock options                                   1,001,908          720,752
   Convertible debentures                          2,796,120        2,796,120
                                               ==============    =============

NOTE 12.  EMPLOYEE BENEFITS

In fiscal 2000, the Company created an employee benefits trust to which it contributed 750,000 shares of treasury stock. The Company is authorized to instruct the trustees to distribute such shares toward the satisfaction of the Company's future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During March 2003, the Company committed 75,000 shares to be released leaving 525,000 shares remaining in the trust.

NOTE 13.  INDUSTRY SEGMENTS

The Company's three reportable operating segments are Engine Management, Temperature Control and Europe.
                                           Three Months Ended March 31,
                               -------------------------------------------------
                                         2003                      2002
                               -------------------------------------------------
                                             OPERATING                 OPERATING
                                              INCOME                    INCOME
                               NET SALES      (LOSS)    NET SALES       (LOSS)
                               ---------     --------   ---------       ------
                                                      (in thousands)
Engine Management              $ 78,806     $  9,652      $ 67,979     $  7,140
Temperature Control              45,762       (2,193)       49,325       (2,148)
Europe                           10,540         (486)        8,102          217
All Other                           617       (4,645)          915       (5,102)
                               --------     --------      --------     --------
Consolidated                   $135,725     $  2,328      $126,321     $    107
                               ========     ========      ========     ========

All other consists of items pertaining to Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The carrying value of goodwill for the Company's segments as of March 31, 2003 were as follows:

                                                       (in thousands)
                Engine Management                             $ 10,490
                Temperature Control                              4,822
                Europe                                           1,371
                                                    -------------------
                           Goodwill, net                      $ 16,683
                                                    ===================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14.  COMMITMENTS AND CONTINGENCIES

On January 28, 2000, a former significant customer of ours, which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including us. The claim against us alleged $0.5 million of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. In addition, this former customer seeks $9.4 million from us for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. We have purchased insurance with respect to the actions. On August 22, 2002, the court dismissed the antitrust claims. We believe that these remaining matters will not have a material adverse effect on our business, financial condition or results of operations.

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure to us will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At March 31, 2003, approximately 2,700 cases were outstanding for which we were responsible for any related liabilities. To date, the amounts paid for settled claims have been immaterial. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. Actuarial consultants with experience in assessing asbestos-related liabilities completed a study in September 2002 to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates for the remainder of 2002 through 2052; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27.3 million to $58 million for the period through 2052.

Accordingly, based on the information contained in the actuarial study and all other available information considered by us, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Given the uncertainties associated with projecting such matters into the future, the short period of time that we have been responsible for defending these claims, and other factors outside our control, we can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

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

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2003 and 2002, the Company has accrued $11.3 million and $15.6 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty claims expense for the three month periods ended March 31, 2003 and 2002, were $10.2 million and $11.6 million, respectively.

The following table provides the changes in the Company's product warranties:

                                                                (in thousands)
Balance at January 1, 2003                                            $ 10,360
Liabilities accrued for current year sales                              10,165
Settlements of warranty claims                                         (9,220)
                                                             ------------------
Balance at March 31, 2003                                             $ 11,305
                                                             ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ESTIMATES TO ASBESTOS-RELATED CONTINGENT LIABILITIES) MATTERS; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

BUSINESS OVERVIEW

Standard Motor Products, Inc. (referred to hereinafter as the "Company," "we," "us," and "our") is a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry. We are organized into two major operating segments, each of which focuses on a specific segment of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, on-board computers, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, and other air conditioning and heating parts. We sell our products primarily in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment. We distribute our products through a variety of distribution channels, including wholesale distributors, retail chains, service chains and original equipment dealers.

ACQUISITION. On February 7, 2003, we signed an agreement to purchase Dana Corporation's Engine Management Group ("Dana's EMG Business"), for a purchase price equal to the closing net book value of the business, subject to a maximum purchase price of $125 million. Dana's EMG Business is a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. Dana's EMG Business manufacturers ignition systems, emission parts, engine computers, ignition wires, battery cables and fuel system parts. Customers of Dana's EMG Business include NAPA Auto Parts, CSK Auto, O'Reilly Automotive and Pep Boys. We intend to integrate Dana's EMG Business into our Engine Management Segment within 18 months from the closing of the acquisition. We intend to finance the acquisition and the payment of related fees and expenses and restructuring and integration costs by (a) drawing on our revolving credit facility, (b) issuing shares of our common stock and (c) obtaining seller financing.

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

INVENTORY MANAGEMENT. We instituted an aggressive inventory reduction campaign initiated in 2001. We targeted a minimum $30 million inventory reduction in 2001, but exceeded our goal by reducing inventory by $57 million that year. Importantly, while reducing inventory levels, we maintained customer service fill rate levels of approximately 93%. In 2002, we further reduced inventory by additional $8 million. In 2003, we plan to reduce inventory further.

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

In order to better control warranty and overstock return levels, beginning in 2000, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not follow a twelve step warranty return process.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first quarter of 2003, cash used in operations amounted to $34.3 million, compared to $13.6 million in the same period of 2002. The increase is primarily attributable to payments in accounts payable and reductions in accrued expenses and other liabilities. This increase was partially offset by lower increases in accounts receivable and inventory.

INVESTING ACTIVITIES. Cash used in investing activities was $1.7 million in the first quarter of 2003, compared to $6.8 million in the same period of 2002. The decrease is primarily due to reductions in capital expenditures and acquisitions, which in 2002 reflected the acquisition of Hartle Industries.

FINANCING ACTIVITIES. Cash provided by financing activities was $33.1 million in the first quarter of 2003, compared to $15.9 million in the same period of 2002. The change is primarily due to the increased borrowings under the Company's line of credit to finance the seasonal working capital needs of the Company.

LIQUIDITY AND CAPITAL RESOURCES
(CONTINUED)

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million. We recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of our former debt.

On February 7, 2003, we amended our revolving credit facility to provide for an additional $80 million commitment, subject to the terms and conditions therein, which will become effective upon the closing of our acquisition of Dana's EMG Business. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million. In addition, in order to facilitate the aggregate financing of the acquisition, we are planning on issuing approximately $59 million of common stock in a public offering, which will occur in connection with the closing of the acquisition. After applying all of the net proceeds from the public offering of our common stock to repay a portion of our outstanding indebtedness under our revolving credit facility, we intend to borrow the entire cash portion of the purchase price of Dana's EMG Business from our revolving credit facility upon the closing of the acquisition. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, and includes the purchased assets of Dana's EMG Business. We expect such availability under the revolving credit facility, following the initial draw down at the acquisition closing, to be sufficient to meet our ongoing operating and integration costs.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter through June 30, 2004, (2) commencing September 30, 2004 to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

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

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of March 31, 2003, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the first quarters of 2003 and 2002, the Company did not repurchase any shares of its common stock.

In July 2001, we entered into interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts. At December 31, 2002, we had two outstanding interest rate swap agreements (in an aggregate notional principal amount of $75 million), one of which matured in January 2003 and one of which is scheduled to mature in January 2004. Under these agreements, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of

LIQUIDITY AND CAPITAL RESOURCES
(CONTINUED)

4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million (matured in January 2003). If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

On July 26, 1999, we issued our convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short term bank borrowings and repurchase a portion of our common stock.

We are contractually obligated to make certain payments as disclosed in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THE
THREE MONTHS ENDED MARCH 31, 2002

SALES. Consolidated net sales in the first quarter of 2003 were $135.7 million, an increase of $9.4 million, or 7.4%, compared to $126.3 million in the first quarter of 2002. Contributing to the sales increase was Engine Management and Europe, which accounted for $10.8 million and $2.2 million, respectively. Facilitating the increase in Engine Management was the expansion of business of certain existing retail customers and new traditional business. The increase was offset by a decline of $3.6 million of net sales in Temperature Control, primarily due to the loss of the AutoZone business, a retail customer. AutoZone's decision to move their Temperature Control business to other suppliers is estimated to reduce our consolidated net sales by approximately $25 million in 2003 versus 2002.

GROSS MARGINS. Overall gross margins for the quarter reflected a slight improvement to 25.4% from 24.7%. The loss in business in Temperature Control noted above, may negatively effect our overhead absorption with decreased volumes. Appropriate cost cutting measures are being considered to mitigate such loss, at the operating earnings level.

GOODWILL. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. Using the discounted cash flows method, based on the Company's weighted average cost of capital and market multiples, the Company reviewed the fair values of each of its reporting units. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of the Company's reporting units. As a result, the Company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of the Company's reporting units within its Europe Segment and within its Temperature Control Segment and recorded a charge of $10.9 million and $7.4 million, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased by $1.1 million to $32.2 million in the first quarter of 2003, compared to $31.1 million in the first quarter of 2002. This increase was primarily due to the overall increase in net sales. However, as a percentage of net sales, selling, general and administrative expenses decreased to 23.7% in the first quarter of 2003 from 24.6% in the first quarter of 2002.

OPERATING INCOME. Operating income increased by $2.2 million to $2.3 million in the first quarter of 2003, compared to $0.1 million in the first quarter of 2002. This increase was primarily due to the overall increase in net sales and the Company's continued cost reduction activities.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased primarily due to losses related to joint ventures and unfavorable foreign exchange losses.

INTEREST EXPENSE. Interest expense decreased by $0.4 million in the first quarter 2003 compared to the same period in 2002, due to lower average borrowings and lower interest rates.

INCOME TAX PROVISION. The effective tax rate for continuing operations increased from 29% in the first quarter of 2002 to 37% in first quarter of 2003, primarily due to lower earnings at our foreign operations and operating losses in our European Segment, for which no income tax benefit is being recorded by the Company. The 37% current effective tax rate reflects the Company's anticipated tax rate for the balance of the year.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation reflects the charges associated with asbestos, including legal expenses. As discussed in Note 14 of the notes to the consolidated financial statements, the Company is responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by the Company, and as further set forth in such Note 14, the Company recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's consolidated financial statements, in accordance with generally accepted accounting principles.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2003, the allowance for sales returns totaled $13.8 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2003, the allowance for doubtful accounts and for discounts totaled $5.7 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2003, we had a valuation allowance of approximately $22 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our business, financial condition and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. With respect to goodwill, if necessary, we will test for potential impairment in the fourth quarter of each year as part of our annual budgeting process. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculate the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS 106. The key assumptions used in making these calculations are disclosed in Notes 12 and 13 of our Annual Report on Form 10-K for the year ended December 31, 2002. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

ASBESTOS RESERVE. The Company is responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. A September 2002 actuarial study estimated a liability for settlement payments ranging from $27.3 million to $58 million. The Company concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in the Company's consolidated financial statements, in accordance with generally accepted accounting principles. The Company plans on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, the Company will reassess the recorded liability, and if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations. Legal expenses associated with asbestos- related matters are expensed as incurred and recorded as a loss from discontinued operations in the statement of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Effective January 1, 2003, the Company adopted Statement No. 143, which did not have a material effect on our consolidated financial statements.

RESCISSION OF FASB STATEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations ("APB No. 30"). Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Effective January 1, 2003, the Company adopted Statement No. 145, which did not have a material effect on our consolidated financial statements, however, Statement No. 145 will require prior periods to be reclassified for any loss on extinguishment of debt not meeting the criteria of APB No. 30.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associates with Exit or Disposal Activities ("Statement No. 146"). Statement No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement No. 146. The adoption of Statement No. 146 did not have a material effect on our consolidated financial statements.

ACCOUNTING FOR AND DISCLOSURES OF GUARANTEES

In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Interpretation No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on our consolidated financial statements. See
Note 14 of Notes to Consolidated Financial Statements for discussion of product warranty claims.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 ("Statement No. 148"). Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted Statement No. 148 and have provided the disclosures required under Statement No. 148 in Note 10 of Notes to Consolidated Financial Statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation No. 46"). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 applies to that enterprises no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Interpretation No. 46 requires certain disclosures in financial statements issued after January 31, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of Interpretation No. 46 did not have a material effect on our consolidated financial statements. However, if we enter into any arrangement with a variable interest entity in the future, we will evaluate the impact of Interpretation No. 46 on our consolidated financial statements and related disclosures.

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

The Company manages its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its debt portfolio. To manage a portion of its exposure to interest rate changes, the Company has entered into interest rate swap agreements, see Note 8 of Notes to Consolidated Financial Statements. The Company invests its excess cash in highly liquid short-term investments. The Company's percentage of variable rate debt to total debt is 46% at December 31, 2002 and 55% at March 31, 2003.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At March 31, 2003, approximately 2,700 cases were outstanding for which we were responsible for any related liabilities. To date, the amounts paid for settled claims have been immaterial. We do not have insurance coverage for the defense and indemnity costs associated with these claims. We recorded a liability associated with future settlements through 2052 and recorded an after tax charge of $16.9 million as a loss from a discontinued operation during the third quarter of 2002 to reflect such liability.

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


 (b)      REPORTS ON FORM 8-K

         On February 10, 2003, we filed a current report on form 8-K reporting under Item 5 Other Events, that Standard Motor Products, Inc. announced that it had signed a definitive agreement to acquire substantially all of the assets and to assume substantially all of the operating liabilities of Dana Corporation's Engine Management Group.





SIGNATURE



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   STANDARD MOTOR PRODUCTS, INC.
                                                           (Registrant)






           (Date): May 15, 2003                     /S/ JAMES J. BURKE
                                                    ------------------
                                                    Vice President Finance,
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

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



Date: May 15, 2003
                                                    /S/ LAWRENCE I. SILLS
                                                    ---------------------
                                                    Lawrence I. Sills
                                                    Chief Executive Officer

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

Date: May 15, 2003




                                                    /S/ JAMES J. BURKE
                                                    ------------------
                                                    James J. Burke
                                                    Chief Financial Officer