Form 10-Q
period 2003-06-30
STANDARD MOTOR PRODUCTS INC
filed 2003-08-15
CIK 93389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                          COMMISSION FILE NUMBER 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   NEW YORK                                 11-1362020
        -------------------------------               -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

             37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.       11101
             --------------------------------------------     ---------
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

Yes |X| No |_|

As of the close of business on July 31, 2003 there were 19,726,608 outstanding shares of the Registrant's Common Stock, par value $2.00 per share.


================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                            PART I - FINANCIAL INFORMATION                                 PAGE NO.
                                                                                           --------

Item 1.    Consolidated Financial Statements:
           Consolidated Balance Sheets
           June 30, 2003 (Unaudited) and December 31, 2002                                    3

           Consolidated Statements of Operations and Retained Earnings
           (Unaudited) for the Three Months  and Six Months Ended June 30, 2003               4
           and 2002

           Consolidated Statements of Cash Flows (Unaudited) for the Six Months
           Ended June 30, 2003 and 2002                                                       5

           Notes to Consolidated Financial Statements (Unaudited)                             6


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                              18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                         28

Item 4.    Controls and Procedures                                                            28



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  29

Item 4.    Submission of Matters to a Vote of Security Holders                                30

Item 6.    Exhibits and Reports on Form 8-K                                                   31

Signature                                                                                     31



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)

                                                                          ---------------------------------
                                                                             June 30,          December 31,
                                                                               2003                2002
                                                                          -------------       -------------
      ASSETS                                                               (Unaudited)
Current assets:
      Cash and cash equivalents                                                $ 7,404             $ 9,690
      Marketable securities                                                      5,700               7,200
      Accounts receivable, net of
        allowance for doubtful accounts and
        discounts of $9,268 (2002 - $4,882) (Note 7)                           257,564             117,644
      Inventories (Notes 5 and 7)                                              264,311             174,785
      Deferred income taxes                                                     12,048              12,213
      Prepaid expenses and other current assets                                  6,965               6,828
                                                                          -------------       -------------
             Total current assets                                              553,992             328,360
                                                                          -------------       -------------

Property, plant and equipment, net of
      accumulated depreciation (Notes 6 and 7)                                 116,911             103,822
Goodwill, net (Notes 3 and 4)                                                   79,867              16,683
Other assets                                                                    40,649              41,893
                                                                          -------------       -------------
             Total assets                                                     $791,419            $490,758
                                                                          =============       =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                            $ 3,643             $ 3,369
      Current portion of long-term debt (Note 7)                                 3,958               4,108
      Accounts payable                                                          78,277              35,744
      Sundry payables and accrued expenses (Note 4)                             73,819              39,723
      Accrued customer returns                                                  35,607              16,341
      Payroll and commissions                                                   13,976              12,143
                                                                          -------------       -------------
             Total current liabilities                                         209,280             111,428
                                                                          -------------       -------------

Long-term debt (Note 7)                                                        272,931             169,440
Postretirement medical benefits
      and other accrued liabilities                                             32,856              30,414
Restructuring accrual (Note 4)                                                  20,200                   -
Accrued asbestos liabilities (Note 14)                                          25,287              25,595
                                                                          -------------       -------------
             Total liabilities                                                 560,554             336,877
                                                                          -------------       -------------

Commitments and contingencies (Notes 4,7,8,10,12 and 14)
Stockholders' equity (Notes 4,7,8,9,10 and 12):
      Common stock - par value $2.00 per share:
        Authorized - 30,000,000 shares,
        issued 20,453,236 and 13,324,476 shares
        in 2003 and 2002, respectively)                                         40,906              26,649
      Capital in excess of par value                                            58,139               1,764
      Retained earnings                                                        149,439             148,686
      Accumulated other comprehensive income (loss)                              1,765              (2,581)
      Treasury stock - at cost (1,284,428 and 1,367,467
        shares in 2003 and 2002, respectively)                                 (19,384)            (20,637)
                                                                          -------------       -------------
             Total stockholders' equity                                        230,865             153,881
                                                                          -------------       -------------
             Total liabilities and stockholders' equity                       $791,419            $490,758
                                                                          =============       =============


          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                                   Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                             ------------------------------  ------------------------------
                                                                 2003            2002            2003            2002
                                                             --------------  --------------  --------------  --------------
                                                                      (Unaudited)                     (Unaudited)

Net sales                                                        $ 166,125       $ 180,629       $ 301,850       $ 306,950
Cost of sales                                                      122,306         133,729         223,491         228,880
                                                             --------------  --------------  --------------  --------------

     Gross profit                                                   43,819          46,900          78,359          78,070
Selling, general and administrative expenses                        33,279          34,519          65,491          65,582
                                                             --------------  --------------  --------------  --------------

     Operating income                                               10,540          12,381          12,868          12,488
Other income (expense) - net                                          (129)             88            (403)            756
Interest expense                                                     3,188           3,809           6,206           7,271
                                                             --------------  --------------  --------------  --------------

     Earnings from continuing operations before taxes                7,223           8,660           6,259           5,973
Income tax expense                                                   2,923           2,393           2,566           1,627
                                                             --------------  --------------  --------------  --------------

     Earnings from continuing operations                             4,300           6,267           3,693           4,346
Loss from discontinued operation, net of tax                          (433)           (806)           (781)         (1,125)
                                                             --------------  --------------  --------------  --------------

     Earnings before cumulative effect of accounting change          3,867           5,461           2,912           3,221
Cumulative effect of accounting change, net of tax (Note 3)              -               -               -         (18,350)
                                                             --------------  --------------  --------------  --------------

     Net earnings (loss)                                             3,867           5,461           2,912         (15,129)
Retained earnings at beginning of period                           146,655         161,878         148,686         183,532
                                                             --------------  --------------  --------------  --------------

                                                                   150,522         167,339         151,598         168,403
Less: cash dividends for period                                      1,083           1,074           2,159           2,138
                                                             --------------  --------------  --------------  --------------
Retained earnings at end of period                               $ 149,439       $ 166,265       $ 149,439       $ 166,265
                                                             ==============  ==============  ==============  ==============

Per share data:

Net earnings (loss) per common share - basic:
     Earnings per share from continuing operations                  $ 0.34          $ 0.53          $ 0.30          $ 0.36
     Discontinued operation                                          (0.03)          (0.07)          (0.06)          (0.09)
     Cumulative effect of accounting change                              -               -               -           (1.54)
                                                             --------------  --------------  --------------  --------------
     Net earnings (loss) per common share - basic                   $ 0.31          $ 0.46          $ 0.24         $ (1.27)
                                                             ==============  ==============  ==============  ==============

Net earnings (loss) per common share - diluted:
     Earnings per share from continuing operations                  $ 0.34          $ 0.48          $ 0.30          $ 0.36
     Discontinued operation                                          (0.03)          (0.05)          (0.06)          (0.09)
     Cumulative effect of accounting change                              -               -               -           (1.53)
                                                             --------------  --------------  --------------  --------------
     Net earnings (loss) per common share - diluted                 $ 0.31          $ 0.43          $ 0.24         $ (1.26)
                                                             ==============  ==============  ==============  ==============

Average number of common shares                                 12,493,796      11,918,439      12,234,764      11,873,288
                                                             ==============  ==============  ==============  ==============

Average number of common and dilutive shares                    15,334,225      14,840,360      12,305,907      11,984,935
                                                             ==============  ==============  ==============  ==============



          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 June 30,
                                                                                     ---------------------------------
                                                                                         2003               2002
                                                                                     --------------     --------------
                                                                                                (Unaudited)
   Cash flows from operating activities:
   Net income (loss)                                                                       $ 2,912          $ (15,129)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                                           8,028              7,872
     Loss (gain) on sale of property, plant & equipment                                        134               (140)
     Equity (income) loss from joint ventures                                                  115               (263)
     Employee stock ownership plan allocation                                                  504                584
     Loss from discontinued operation, net of tax                                              781              1,125
     Cumulative effect of accounting change, net of tax                                          -             18,350
   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                                  (75,786)           (88,527)
     (Increase) decrease in inventories                                                     (2,218)            10,290
     Decrease (increase) in prepaid expenses and other current assets                          971             (1,776)
     Decrease in other assets                                                                2,632              5,983
     Increase in accounts payable                                                           13,918             19,955
     Increase in sundry payables and accrued expenses                                        1,044              8,228
     Increase in other liabilities                                                           2,252              7,129
                                                                                     --------------     --------------

     Net cash used in operating activities                                                 (44,713)           (26,319)
                                                                                     --------------     --------------
 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                      77                513
     Capital expenditures                                                                   (3,617)            (4,275)
     Payments for acquisitions, net of cash acquired                                      (129,586)           (17,715)
                                                                                     --------------     --------------
     Net cash used in investing activities                                                (133,126)           (21,477)
                                                                                     --------------     --------------
 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                         81,972             40,004
     Borrowings under new long term debt                                                    25,125              5,419
     Principal payments and retirement of long-term debt                                    (3,482)              (587)
     Proceeds from the issuance of common stock                                             70,855                  -
     Proceeds from exercise of employee stock options                                           27                412
     Dividends paid                                                                         (2,159)            (2,138)
                                                                                     --------------     --------------

    Net cash  provided by financing activities                                             172,338             43,110
                                                                                     --------------     --------------

 Effect of exchange rate changes on cash                                                     3,215                776

 Net decrease in cash and cash equivalents                                                  (2,286)            (3,910)

 Cash and cash equivalents at beginning of the period                                        9,690              7,496
                                                                                     --------------     --------------

 Cash and cash equivalents at end of the period                                            $ 7,404            $ 3,586
                                                                                     ==============     ==============
 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                              $ 6,378            $ 7,266
                                                                                     ==============     ==============
     Income taxes                                                                          $ 1,990              $ 324
                                                                                     ==============     ==============


          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
Standard Motor Products, Inc. (referred to hereinafter in these Notes to Consolidated Financial Statements as "we," "us," or "our") is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method. All significant intercompany items have been eliminated.

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

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Effective January 1, 2003, we adopted Statement No. 143, which did not have a material effect on our consolidated financial statements.

RESCISSION OF FASB STATEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations ("APB No. 30"). Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Effective January 1, 2003,

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

we adopted Statement No. 145, which did not have a material effect on our consolidated financial statements, however, Statement No. 145 will require prior periods to be reclassified for any loss on extinguishment of debt not meeting the criteria of APB No. 30.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 ("Statement No. 148"). Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted Statement No. 148 and have provided the disclosures required under Statement No. 148 in Note 10 of Notes to Consolidated Financial Statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation No. 46"). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 applies to those enterprises no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Interpretation No. 46 requires certain disclosures in financial statements issued after January 31, 2003. We currently are evaluating the impact of Interpretation No. 46 on our consolidated financial statements and related disclosures.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement No. 150"). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 is not expected to have a material adverse effect on our consolidated financial statements.

NOTE 3.  GOODWILL

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. Using the discounted cash flows method, based on our weighted average cost of capital and market multiples, we reviewed the fair values of each of our reporting units. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to our European Operation and Temperature Control Segment for which we recorded a charge of $10.9 million and $7.4 million, respectively.

During the fourth quarter of 2002, we completed our review of goodwill for potential impairment. After consideration to 2002 losses and budgeted 2003 losses, we wrote-off the remaining goodwill associated with the Engine Management reporting unit of our European Segment. The remaining goodwill balance of our European Segment pertains to the Temperature Control reporting unit.

NOTE 4.  ACQUISITION AND RESTRUCTURING COSTS

ACQUISITION

On June 30, 2003, we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("Dana's EMG Business"). Prior to the sale, Dana's EMG Business was a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. Dana's EMG Business customers consist of many of the leading warehouse distributors, such as NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as CSK Auto, O'Reilly Automotive and Pep Boys. Dana's EMG Business products enjoy strong brand recognition with its many leading automotive product names, including Echlin, Borg Warner and Niehoff, as well as with private labels through NAPA Auto Parts. Dana's EMG Business currently includes nine operating facilities employing approximately 1,900 people.

Under the terms of the acquisition, we paid Dana Corporation $91.3 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million using an average market price of $10.97 per share. The average market price was based on the average closing price for a range of trading days preceding the closing date of the acquisition. We also incurred an estimated $8.1 million in transaction costs.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the acquisition of Dana's EMG Business, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $56.8 million. The net proceeds from this equity offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility with General Electric Capital Corporation. On June 30, 2003, we also completed an amendment to our revolving credit facility, which increased the amount available under the credit facility by $80 million, to $305 million, as discussed more fully in Note 7 of Notes to Consolidated Financial Statements. We then financed the cash portion of the acquisition purchase price and the costs associated with the acquisition by borrowing from our amended credit facility.

We also issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

The preliminary purchase price of the acquisition is summarized as follows (in thousands):

   Value of common stock issued                       $  15,125
   Unsecured promissory note                             15,125
   Cash consideration                                    91,250
                                            --------------------
       Total consideration                              121,500
   Transaction costs                                      8,086
                                            --------------------
   Total purchase price                               $ 129,586
                                            ====================

The preliminary acquisition purchase price is subject to a final valuation of consideration which primarily relates to a post-closing adjustment, based upon the final book value of the acquired assets of Dana's EMG Business less the book value of the assumed liabilities of Dana's EMG Business as of the close of business on the closing date, subject to a maximum purchase price of $125 million.

The allocation of the total purchase price was as follows (in thousands):

   Net tangible assets acquired                      $  66,402
   Goodwill                                             63,184
                                           --------------------
   Total purchase price                              $ 129,586
                                           ====================

The purchase price allocation is preliminary and is dependent on our final analysis of the net assets acquired, which is expected to be completed within the one-year period following the consummation of the acquisition, as provided by accounting rules. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the net tangible assets acquired were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill associated with this acquisition will be deductible for tax purposes. The results of Dana's EMG Business will be included in our statements of operations beginning the quarter ended September 30, 2003.

The following table summarizes the components of the net tangible assets acquired (in thousands):

   Accounts receivable                                      $ 64,134
   Inventories                                                87,308
   Property, plant and equipment                              17,165
   Other assets                                                  512
                                                 --------------------
            Total assets acquired                          $ 169,119
                                                 ====================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Accounts payable                                          $ 28,615
   Sundry payables and accrued expenses                        32,271
   Accrued customer returns                                    17,122
   Payroll and commissions                                      4,509
   Other liabilities                                           20,200
                                                  --------------------
            Total liabilities assumed                         102,717
                                                  --------------------
            Net tangible assets acquired                     $ 66,402
                                                  ====================

The following table represents our unaudited pro forma consolidated statement of operations for the three months and six months ended June 30, 2003 and 2002, as if the acquisition of Dana's EMG Business had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                      -----------------------------    -------------------------------
                                                         2003             2002             2003              2002
                                                         ----             ----             ----              ----
                                                                              (in thousands)
   Net sales                                          $235,528         $255,302        $445,582           $449,197
   Earnings (loss) before cumulative effect of
   accounting change                                  $986             $(2,826)        $442               $(15,382)
   Net income (loss)                                  $986             $(2,826)        $442               $(33,732)

   Net earnings (loss) per common share:
   Net earnings (loss) - Basic                        $0.05            $(0.15)         $0.02              $(1.78)
   Net earnings (loss) - Diluted                      $0.05            $(0.15)         $0.02              $(1.78)

RESTRUCTURING COSTS

In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of Dana's EMG Business. We announced in a press release on July 8, 2003 that we will close seven of the nine Dana Engine Management facilities. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $35 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire Dana's EMG Business. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $18 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of approximately 1,400 employees, individually employed throughout Dana's Engine Management facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. Our anticipated date of completion is within 18 months of the closing of the acquisition.

The restructuring accrual also includes approximately $17 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, our plans are to consolidate certain of Dana's EMG operations into existing Standard Motor Products plants. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments and other facility exit costs incurred as a direct result of these plans, which will not have future benefits.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. INVENTORIES

                                                                      June 30,             December 31,
                                                                        2003                   2002
                                                                    (unaudited)
                                                                 -------------------    --------------------
                                                                                 (in thousands)
   Finished Goods                                                         $ 194,305               $ 141,487
   Work in Process                                                            9,612                   2,417
   Raw Materials                                                             60,394                  30,881
                                                                 -------------------    --------------------

                        Total inventories                                 $ 264,311               $ 174,785
                                                                 ===================    ====================

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                                                     June 30,              December 31,
                                                                       2003                    2002
                                                                   (unaudited)
                                                               ---------------------    --------------------
                                                                                (in thousands)
   Land, buildings and improvements                                        $ 71,806               $  66,200
   Machinery and equipment                                                  131,367                 120,655
   Tools, dies and auxiliary equipment                                       21,460                  19,962
   Furniture and fixtures                                                    26,194                  25,831
   Computer software                                                         13,149                  12,120
   Leasehold improvements                                                     7,164                   7,164
   Construction in progress                                                   7,155                   4,169
                                                               ---------------------    --------------------
                                                                            278,295                 256,101
   Less: accumulated depreciation and amortization                          161,384                 152,279
                                                               ---------------------    --------------------
            Total property, plant and equipment - net                     $ 116,911               $ 103,822
                                                               =====================    ====================

NOTE 7.  CREDIT FACILITIES AND LONG-TERM DEBT

                                                                     June 30,            December 31, 2002
                                                                       2003
                                                                   (unaudited)
                                                               --------------------- -- --------------------
   Long Term Debt Consists of:                                                (in thousands)

   6.75% convertible subordinated debentures                             $   90,000               $  90,000
   Revolving credit facility                                                157,947                  76,249
   Unsecured promissory note                                                 15,125                       -
   Mortgage loan                                                             10,000                       -
   Other                                                                      3,817                   7,299
                                                               ---------------------    --------------------
                                                                            276,889                 173,548
   Less: current portion                                                      3,958                   4,108
                                                               ---------------------    --------------------
   Total non-current portion of
      long-term debt                                                     $  272,931              $  169,440
                                                               =====================    ====================

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 30, 2003 we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment, in connection with our acquisition of Dana's EMG Business. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, and includes the purchased assets of Dana's EMG Business.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our revolving credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

In connection with our acquisition of Dana's EMG Business, we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

On July 26, 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The convertible debentures are convertible into 2,796,120 shares of our common stock.

NOTE 8.  INTEREST RATE SWAP AGREEMENTS

We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows:

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                      -----------------------------    -------------------------------
                                                         2003             2002             2003              2002
                                                         ----             ----             ----              ----
                                                                              (in thousands)
   Net income (loss) as reported                          $ 3,867          $ 5,461            $2,912        $(15,129)
   Foreign currency translation adjustments                 3,276            1,912             3,733            1,706
   Change in fair value of interest rate swap
   agreements                                                 289            (488)               613              498
                                                      ------------     ------------    --------------     ------------
   Total comprehensive income (loss),
       net of taxes                                       $ 7,432          $ 6,885            $7,258        $(12,925)
                                                      ============     ============    ==============     ============

NOTE 10.  STOCK BASED COMPENSATION PLAN

Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options granted during the three months and six months ended June 30, 2003 and 2002 were exercisable at prices equal to the fair market value of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

If we accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net income
(loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                       --------------------------------    -----------------------------
                                                            2003              2002           2003              2002
                                                            ----              ----           ----              ----
                                                                   (in thousands, except per share amounts)
   Net income (loss), as reported                             $ 3,867          $ 5,461       $ 2,912         $ (15,129)
   Less: Total stock-based employee compensation
   expense determined
     under fair value method for all awards, net
     of related tax effects                                      (34)             (59)          (68)              (118)
                                                       ---------------    -------------    ----------      -------------
   Pro forma net income (loss)                                $ 3,833          $ 5,402       $ 2,844         $ (15,247)
                                                       ===============    =============    ==========      =============
   Income (loss) per share:
     Basic - as reported                                       $ 0.31           $ 0.46        $ 0.24           $ (1.27)
                                                       ===============    =============    ==========      =============
     Basic - pro forma                                         $ 0.31           $ 0.45        $ 0.23           $ (1.28)
                                                       ===============    =============    ==========      =============
     Diluted - as reported                                     $ 0.31           $ 0.43        $ 0.24           $ (1.26)
                                                       ===============    =============    ==========      =============
     Diluted - pro forma                                       $ 0.31           $ 0.43        $ 0.23           $ (1.27)
                                                       ===============    =============    ==========      =============

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2003, in aggregate 1,262,774 shares of authorized but unissued common stock were reserved for issuance under our stock option plans.

NOTE 11.  EARNINGS (LOSS) PER SHARE

Following are reconciliations of the earnings (loss) available to common stockholders and the shares used in calculating basic and dilutive net earnings
(loss) per common share:

                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                                    (Unaudited)                           (Unaudited)
                                         -----------------------------------     --------------------------------
                                               2003                2002              2003              2002
                                               ----                ----              ----              ----
                                                        (in thousands, except per share amounts)
   Earnings from continuing operations          $  4,300           $  6,267           $ 3,693           $  4,346
   Loss from discontinued operations                (433)              (806)             (781)            (1,125)
   Cumulative effect of
       accounting change                               -                  -                 -           (18,350)
                                         ----------------    ---------------    --------------    ---------------
   Earnings available to common
   stockholders                                    3,867              5,461             2,912           (15,129)
   Effect of convertible debentures                  911                911                 -                  -
                                         ----------------    ---------------    --------------    ---------------
   Net income (loss) available to
   common stockholders                          $  4,778           $  6,372           $ 2,912         $ (15,129)
                                         ================    ===============    ==============    ===============

   Weighted average common shares
   outstanding - basic                        12,493,796         11,918,439        12,234,764         11,873,288
   Effect of convertible debentures            2,796,120          2,796,120                 -                  -
   Dilutive effect of stock options               44,309            125,801            71,143            111,647
                                                                                --------------    ---------------
                                         ----------------    ---------------
   Weighted average common shares
   outstanding - diluted                      15,334,225         14,840,360        12,305,907         11,984,935
                                         ================    ===============    ==============    ===============

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                              ---------------------------------     ----------------------------------
                                                   2003               2002              2003               2002
                                                   ----               ----              ----               ----
   Stock options                                      885,408          566,574            878,408             566,574
   Convertible debentures                                   -                -          2,796,120           2,796,120
                                              ================    =============     ==============    ================

NOTE 12. EMPLOYEE BENEFITS

In fiscal 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During March 2003, we committed 75,000 shares to be released leaving 525,000 shares remaining in the trust.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.  INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                                                 Three Months Ended June 30,
                                        -------------------------------------------------------------------------------
                                                          2003                                    2002
                                        ----------------------------------------- -------------------------------------
                                                             OPERATING INCOME                       OPERATING INCOME
                                           NET SALES              (LOSS)            NET SALES             (LOSS)
                                                                        (in thousands)
Engine Management                               $ 76,265            $  9,601           $ 82,975               $ 13,132
Temperature Control                               76,216               4,217             86,099                  3,935
Europe                                            11,413               (322)             10,164                    111
All Other                                          2,231             (2,956)              1,391                (4,797)
                                        -----------------    ----------------     --------------    -------------------
Consolidated                                   $ 166,125            $ 10,540          $ 180,629               $ 12,381
                                        =================    ================     ==============    ===================

                                                                  Six Months Ended June 30,
                                        -------------------------------------------------------------------------------
                                                          2003                                    2002
                                        ----------------------------------------- -------------------------------------
                                                             OPERATING INCOME                       OPERATING INCOME
                                           NET SALES              (LOSS)            NET SALES             (LOSS)
                                                                        (in thousands)
Engine Management                              $ 155,071            $ 19,253           $150,954               $ 20,272
Temperature Control                              121,978               2,024            135,424                  1,787
Europe                                            21,953               (808)             18,266                    328
All Other                                          2,848             (7,601)              2,306                (9,899)
                                        -----------------    ----------------     --------------    -------------------
Consolidated                                   $ 301,850            $ 12,868           $306,950               $ 12,488
                                        =================    ================     ==============    ===================

All other consists of items pertaining to Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The carrying value of goodwill for our segments as of June 30, 2003 are as follows:

                                 (in thousands)
              Engine Management                                   $ 73,674
              Temperature Control                                    4,822
              Europe                                                 1,371
                                                        -------------------
                       Goodwill, net                              $ 79,867
                                                        ===================

NOTE 14.  COMMITMENTS AND CONTINGENCIES

On January 28, 2000, a former significant customer of ours, which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court, filed claims against a number of its former suppliers, including us. The claim against us alleged $0.5 million of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. In addition, this former customer seeks $9.4 million from us for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. We have purchased insurance with respect to the actions. On August 22, 2002, the court dismissed the antitrust claims. On July 8, 2003, the remaining claims were settled without any material financial effect on our business, financial condition or results of operations.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure to us will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At June 30, 2003, approximately 2,900 cases were outstanding for which we were responsible for any related liabilities. To date, the amounts paid for settled claims have been immaterial. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of June 30, 2003 and 2002, we have accrued $15.5 million and $17.6 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty claims expense for the three months ended June 30, 2003 and 2002, were $13.5 million and $15.1 million, respectively, and $23.6 million and $26.7 million for the six months ended June 30, 2003 and 2002, respectively.

The following table provides the changes in our product warranties:

                                 (in thousands)
Balance at January 1, 2003                                          $ 10,360
Liabilities accrued for current year sales                            23,639
Settlements of warranty claims                                      (18,454)
                                                            -----------------
Balance at June 30, 2003                                            $ 15,545
                                                            =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ESTIMATES TO ASBESTOS-RELATED CONTINGENT LIABILITIES) MATTERS; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

BUSINESS OVERVIEW

Standard Motor Products, Inc. (referred to hereinafter as "we," "us," and "our") is a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry. We are organized into two major operating segments, each of which focuses on a specific segment of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, on-board computers, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, and other air conditioning and heating parts. We sell our products primarily in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment. We distribute our products through a variety of distribution channels, including wholesale distributors, retail chains, service chains and original equipment dealers.

ACQUISITION. On June 30, 2003, we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("Dana's EMG Business"). Dana's EMG Business was a leading manufacturer of aftermarket parts in the automotive industry focusing exclusively on engine management. Dana's EMG Business customers consist of many of the leading warehouse distributors, such as NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as CSK Auto, O'Reilly Automotive and Pep Boys. Dana's EMG Business products enjoy strong brand recognition with its many leading automotive product names, including Echlin, Borg Warner and Niehoff, as well as with private labels through NAPA Auto Parts. Dana's EMG Business currently includes nine operating facilities employing approximately 1,900 people. We intend to integrate Dana's EMG Business into our existing Engine Management Segment within 18 months of the closing of the acquisition as discussed more fully in Note 4 of Notes to Consolidated Financial Statements.

Under the terms of the acquisition, we paid Dana Corporation $91.3 million in cash, an unsecured subordinated promissory note of $15.1 million, and issued to Dana Corporation 1,378,760 shares of our common stock valued at $15.1 million. We also incurred an estimated $8.1 million in transaction costs. In aggregate, approximately $129.6 million was incurred in connection with the acquisition.

In connection with the acquisition of Dana's EMG Business, we completed a public equity offering of 5,750,000 shares of our common stock for gross proceeds of approximately $60.4 million. The net proceeds from this equity offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility with General Electric Capital Corporation, as agent. On June 30, 2003, we also completed an amendment to our revolving credit facility, which increased the amount available under the credit facility by $80 million, to $305 million as discussed more fully in Note 7 of Notes to Consolidated Financial Statements. We then financed the cash portion of the acquisition purchase price and the costs associated with the acquisition by borrowing from our amended credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of 2003, cash used in operations amounted to $44.7 million, compared to $26.3 million in the same period of 2002. The increase is primarily attributable to increased levels of inventories, payments in accounts payable and reductions in accrued expenses and other liabilities. This increase was partially offset by lower increases in accounts receivable.

INVESTING ACTIVITIES. Cash used in investing activities was $133.1 million in the first six months of 2003, compared to $21.5 million in the same period of 2002. The increase is primarily due to the acquisition of Dana's EMG Business as discussed more fully in Note 4 of Notes to Consolidated Financial Statements.

FINANCING ACTIVITIES. Cash provided by financing activities was $172.3 million in the first six months of 2003, compared to $43.1 million in the same period of 2002. The increase is primarily due to increased borrowings under our revolving credit facility and issuance of our common stock, both used to finance the acquisition of Dana's EMG Business.

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003 we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment, in connection with our acquisition of Dana's EMG Business. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which now expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, and includes the purchased assets of Dana's EMG Business. We expect such availability under the revolving credit facility, following the initial draw down at the acquisition closing, to be sufficient to meet our ongoing operating and integration costs.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our revolving credit facility prior to the acquisition provided for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

In addition, in order to facilitate the aggregate financing of the acquisition, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $56.8 million and issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million.

In connection with our acquisition of Dana's EMG Business, we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

Our profitability and working capital requirements have become more seasonal with the sales mix of temperature control products. Working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

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

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of our stock option programs and to fund our ESOP. As of June 30, 2003, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the first six months of 2003 and 2002, we did not repurchase any shares of our common stock.


The following is a summary of our contractual commitments associated with our debt and lease obligations, inclusive of our acquisition of Dana's EMG Business, as of June 30, 2003:

                                   -------------------------------------------------------------
(IN THOUSANDS)                       2003          2004         2005         2006         2007        THEREAFTER       TOTAL
                                   ---------     --------     --------     ---------    --------    ------------     ----------
Principal payments of long
term debt .....................     $  1,249       $3,265         $581          $610        $632        $270,552       $276,889

Operating  leases .............        6,649       10,686        8,232         5,284       3,789          22,006         56,646

Interest rate swap agreements .            -        1,086            -             -           -               -          1,086
                                   ---------     --------     --------     ---------    --------    ------------     ----------

          Total commitments          $7,898      $15,037       $8,813        $5,894      $4,421        $292,558       $334,621
                                   =========     ========     ========     =========    ========    ============     ==========

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

SALES. Consolidated net sales in the second quarter of 2003 were $166.1 million, a decrease of $14.5 million, or 8.0%, compared to $180.6 million in the second quarter of 2002. Contributing to the sales decline was Engine Management and Temperature Control, which accounted for $6.7 million and $9.9 million, respectively. The decrease of net sales in Temperature Control was primarily due to the loss of the AutoZone business, a retail customer, and the very cool and wet weather conditions existing in the spring and early summer. AutoZone's decision to move their Temperature Control business to other suppliers is estimated to reduce our consolidated net sales by approximately $25 million in 2003 versus 2002. The decrease was partially offset by an increase of $1.2 million of net sales in our European Operation.

GROSS MARGINS. Overall gross margins for the second quarter reflected a slight improvement to 26.4% from 26.0%. Cost cutting measures have been implemented to mitigate lower production levels due to reduced net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.2 million to $33.3 million in the second quarter of 2003, compared to $34.5 million in the second quarter of 2002. This decrease was primarily due to lower distribution expenses on reduced sales volume and cost reduction efforts in administrative expenses.

OPERATING INCOME. Operating income decreased by $1.9 million to $10.5 million in the second quarter of 2003, compared to $12.4 million in the first quarter of 2002. This decrease was primarily due to the overall decrease in consolidated net sales as discussed above.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased primarily due to unfavorable foreign exchange losses.

INTEREST EXPENSE. Interest expense decreased by $0.6 million in the second quarter of 2003 compared to the same period in 2002, due to lower average borrowings and lower interest rates.

INCOME TAX PROVISION. The effective tax rate for continuing operations was 41% for the second quarter of 2003 and 28% for second quarter of 2002. The increase was primarily due to a mix of lower earnings in our domestic and foreign operations and operating losses in our European segment for which no income tax benefit has been recorded. The 41% effective tax rate reflects our anticipated effective tax rate for the balance of the year. However, significant changes in the mix of earnings in our domestic or foreign operations and changes in operating results in our European segment could have a significant impact on our effective tax rate.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation reflects the charges associated with asbestos, including legal expenses. We recorded $0.4 million and $0.8 million as a loss from discontinued operations for the quarters ended June 30, 2003 and 2002, respectively. As discussed in Note 14 of the notes to the consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by us, and as further set forth in such Note 14, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED
JUNE 30, 2002

SALES. On a consolidated basis, net sales for the six months ended June 30, 2003 were $301.9 million, a decrease of $5.1 million, or 1.7%, compared to $307 million in the same period of 2002. Engine Management net sales were ahead $4.1 million in the first half of 2003 compared to the same period in 2002. The Temperature Control net sales decrease of $13.4 million was primarily due to the loss of business with AutoZone and the very cool and wet weather conditions existing in the spring and early summer.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased slightly by 0.6 percentage points to 26.0% for the six months ended June 30, 2003 from 25.4% in the same period of 2002. The loss in business in Temperature Control noted above has negatively effected our overhead absorption with decreased volumes. However, cost cutting measures have been implemented to mitigate such loss, at the operating earnings level.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $65.5 million for the six months ended June 30, 2003, compared to $65.6 million in the same period of 2002. The decrease is attributable to the decline in net sales offset by increases to insurance and employee benefit costs.

GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. Using the discounted cash flows method, based on our weighted average cost of capital and market multiples, we reviewed the fair values of each of our reporting units. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of our reporting units within our European Operations and within our Temperature Control Segment and we recorded a charge of $10.9 million related to our European Operation and $7.4 million related to our Temperature Control Segment.

OPERATING INCOME. Operating income increased by $0.4 million for the six months ended June 30, 2003, compared to the same period in 2002, primarily due to our continued cost reduction activities.

OTHER INCOME (EXPENSE), NET. Other income, net, decreased primarily due to unfavorable foreign exchange losses and lower income from joint ventures.

INTEREST EXPENSE. Interest expense decreased by $1.1 million for the six months ended June 30, 2003 compared to the same period in 2002, due to lower average borrowings and lower interest rates.

INCOME TAX PROVISION. The effective tax rate for continuing operations was 41% for the first six months of 2003 and 27% for the first six months of 2002. The increase was primarily due to a mix of lower earnings in our domestic and foreign operations and operating losses in our European segment for which no income tax benefit has being recorded. The 41% current effective tax rate reflects our anticipated effective tax rate for the balance of the year. However, significant changes in the mix of earnings in our domestic or foreign operations and changes in operating results in our European segment could have a significant impact on our effective tax rate.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation reflects the charges associated with asbestos, including legal expenses. We recorded $0.8 million and $1.1 million as a loss from discontinued operations for the six months ended June 30, 2003 and 2002, respectively. As discussed in Note 14 of the notes to the consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by us, and as further set forth in such Note 14, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2002. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2003, the allowance for sales returns totaled $35.6 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2003, the allowance for doubtful accounts and for discounts totaled $9.3 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2003, we had a valuation allowance of approximately $22 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

ASBESTOS RESERVE. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. A September 2002 actuarial study estimated a liability for settlement payments ranging from $27.3 million to $58 million. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will reassess the recorded liability, and if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations. Legal expenses associated with asbestos-related matters are expensed as incurred and recorded as a loss from discontinued operations in the statement of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Effective January 1, 2003, we adopted Statement No. 143, which did not have a material effect on our consolidated financial statements.

RESCISSION OF FASB STATEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations ("APB No. 30"). Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Effective January 1, 2003, we adopted Statement No. 145, which did not have a material effect on our consolidated financial statements, however, Statement No. 145 will require prior periods to be reclassified for any loss on extinguishment of debt not meeting the criteria of APB No. 30.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 ("Statement No. 148"). Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted Statement No. 148 and have provided the disclosures required under Statement No. 148 in Note 10 of Notes to Consolidated Financial Statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation No. 46"). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 applies to that enterprises no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Interpretation No. 46 requires certain disclosures in financial statements issued after January 31, 2003. We currently are evaluating the impact of Interpretation No. 46 on our consolidated financial statements and related disclosures.


ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement No. 150"). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 is not expected to have a material adverse effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. We have exchange rate exposure primarily with respect to the Canadian Dollar and the British Pound. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than a subsidiary's functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we entered into interest rate swap agreements, see Note 8 of Notes to Consolidated Financial Statements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt is 46% at December 31, 2002 and 57% at June 30, 2003.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 28, 2000, a former significant customer of ours which is currently undergoing a Chapter 7 liquidation in U.S. Bankruptcy Court filed claims against a number of its former suppliers, including us. The claim against us alleged $0.5 million of preferential payments in the 90 days prior to the related Chapter 11 bankruptcy petition. The claim pertaining to the preferential payments was settled for an immaterial amount during the second quarter of 2002. In addition, this former customer seeks $9.4 million from us for a variety of claims including antitrust, breach of contract, breach of warranty and conversion. These latter claims arise out of allegations that this customer was entitled to various discounts, rebates and credits after it filed for bankruptcy. We have purchased insurance with respect to the actions. On August 22, 2002, the court dismissed the antitrust claims. On July 8, 2003 the remaining claims were settled without any material financial effect on our business, financial condition or results of operations.

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At June 30, 2003, approximately 2,900 cases were outstanding for which we were responsible for any related liabilities. To date, the amounts paid for settled claims have been immaterial. We do not have insurance coverage for the defense and indemnity costs associated with these claims. We recorded a liability associated with future settlements through 2052 and recorded an after tax charge of $16.9 million as a loss from a discontinued operation during the third quarter of 2002 to reflect such liability.

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

(a)      May 22, 2003 Annual Meeting

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

(c)     Proposals voted upon:

         (1) Election of Directors:

                                                VOTES FOR      VOTES WITHHELD

                  Lawrence I. Sills            11,065,648          271,057
                  Arthur D. Davis              11,073,963          262,742
                  Susan F. Davis               11,291,205          45,500
                  William H. Turner            11,299,601          37,104
                  John L. Kelsey               11,299,605          37,100
                  Frederick D. Sturdivant      11,299,605          37,100
                  Marilyn F. Cragin            11,299,557          37,148
                  Arthur S. Sills              11,299,315          37,390
                  Peter J. Sills               11,299,605          37,100
                  Robert M. Gerrity            11,299,605          37,100
                  Kenneth A. Lehman            11,065,563          271,142

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     EXHIBIT(S)                        DESCRIPTION

         31.1     Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, furnished under
                  Exhibit 32 of Item 601 of Regulation S-K.
         32.2     Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, furnished under
                  Exhibit 32 of Item 601 of Regulation S-K.


 (b)      REPORTS ON FORM 8-K

        On April 28, 2003, we filed a current report on Form 8-K reporting under
        Item 9 - Regulation FD Disclosure (Information furnished pursuant to
        Item 12 - Results of Operations and Financial Condition) that Standard Motor Products, Inc. issued a press release announcing its financial results for the quarter ended March 31, 2003 and a quarterly dividend. A copy of the press release was filed as an exhibit to such Form 8-K.





                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           STANDARD MOTOR PRODUCTS, INC.
                                           (Registrant)






         (Date): August 14, 2003      /S/ JAMES J. BURKE
                                      --------------------------------
                                      Vice President Finance,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)