Form 10-K/A
period 2002-12-31
STANDARD MOTOR PRODUCTS INC
filed 2003-11-19
CIK 93389

================================================================================


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

                          COMMISSION FILE NUMBER 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

        NEW YORK                                               11-1362020
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                          11101
--------------------------------------------                      -------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   (718) 392-0200
                                                    -----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
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


================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002, as originally filed on March 31, 2003, is being filed to amend and reflect the restatement of our Consolidated Balance Sheets of December 31, 2002 and 2001. During the third quarter of 2003, we re-examined the provisions of our revolving credit facility. Based on the applicable accounting rules and certain provisions in the Credit Agreement, we are required to reclassify our credit facility from long-term to short-term debt, though the existing credit facility does not mature until 2008. As a result, we reclassified $76,249 and $106,790 (in thousands) as of December 31, 2002 and 2001, respectively, from long-term debt to notes payable which is classified as current liabilities. See Note 21 of Notes to Consolidated Financial Statements for further discussion. Each item of the Annual Report on Form 10-K as filed on March 31, 2003 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatement.



                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX


PART I.                                                                     PAGE

Item 1.    Business ...........................................................4

Item 2.    Properties ........................................................15

Item 3.    Legal Proceedings .................................................16

Item 4.    Submission of Matters to a Vote of Security Holders ...............16

PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters ...............................................17

Item 6.    Selected Financial Data ...........................................17

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................20

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........30

Item 8.    Financial Statements and Supplementary Data .......................31

Item 9.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure ...............................32

                         STANDARD MOTOR PRODUCTS, INC.

                                     INDEX

(CONTINUED)

PART III.

Item 10.   Directors and Executive Officers of the Registrant ................32

Item 11.   Executive Compensation ............................................32

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management ....................................................32

Item 13.   Certain Relationships and Related Transactions ....................32

Item 14.   Controls and Procedures ...........................................32

PART IV.

Item 15.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ...............................................33

           Signatures ........................................................37

                                     PART I

In this Annual Report, "Standard Motor Products," "we", "us", "our", and the "Company" refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise.

THIS ANNUAL REPORT ON FORM 10-K/A AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON EXPECTATIONS, ESTIMATES AND PROJECTIONS AS OF THE DATE OF THIS FILING. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS. SEE ITEM 7-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS."

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

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                  --------------------------------------------------------------------
                                          2002                  2001                    2000
                                  -------------------    --------------------   ----------------------

                                  Amount   % of Total    Amount    % of Total    Amount     % of Total
                                  ------   ----------    ------    ----------    ------     ----------
                                                            (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
     Ignition and Emission
         Parts ...............   $232,511      38.9%    $218,694      37.0%    $219,337      36.5%
     Wires and  Cables .......     63,267      10.6%      58,720       9.9%      59,517       9.9%
     Fuel  System  Parts .....      7,334       1.2%       8,084       1.4%       9,386       1.6%
                                 --------     -----     --------     -----     --------     -----
TOTAL ENGINE MANAGEMENT ......    303,112      50.7%     285,498      48.3%     288,240      48.0%
                                 --------     -----     --------     -----     --------     -----

TEMPERATURE CONTROL:
     Compressors .............    105,301      17.6%     117,965      19.9%     118,399      19.7%
     Other Air Conditioning
       Parts .................    136,973      22.9%     138,542      23.4%     139,051      23.1%
     Heating Parts ...........     12,814       2.1%      13,349       2.3%      13,398       2.2%
                                 --------     -----     --------     -----     --------     -----
TOTAL TEMPERATURE CONTROL ....    255,088      42.6%     269,856      45.6%     270,848      45.0%
                                 --------     -----     --------     -----     --------     -----

EUROPE:
     Engine Management Parts .     26,575       4.4%      26,315       4.4%      32,179       5.4%
     Temperature Control Parts      9,453       1.6%       7,134       1.2%       6,131       1.0%
                                 --------     -----     --------     -----     --------     -----
TOTAL  EUROPE ................     36,028       6.0%      33,449       5.6%      38,310       6.4%
                                 --------     -----     --------     -----     --------     -----

ALL  OTHER ...................      4,209       0.7%       2,849       0.5%       3,994       0.6%
                                 --------     -----     --------     -----     --------     -----

       TOTAL .................   $598,437     100.0%    $591,652     100.0%    $601,392     100.0%
                                 ========     =====     ========     =====     ========     =====

The table below shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2002.


                                                            YEAR ENDED
                                                           DECEMBER 31,
                        ----------------------------------------------------------------------------------
                                 2002                        2001                         2000
                        -------------------------   -------------------------   --------------------------
                        OPERATING    IDENTIFIABLE   OPERATING    IDENTIFIABLE    OPERATING    IDENTIFIABLE
                         PROFIT         ASSETS        PROFIT        ASSETS        PROFIT         ASSETS
                         ------         ------        ------        ------        ------         ------
                                                       (DOLLARS IN THOUSANDS)

Engine  Management .   $ 41,844       $247,318      $ 26,432       $233,564      $ 37,974       $265,336
Temperature  Control     10,095        157,343         3,624        182,083        11,513        224,410
Europe .............    (10,464)        30,728        (1,718)        40,407           517         39,321
All  Other .........    (16,407)        55,369       (13,215)        53,375       (19,293)        20,329
                       --------       --------      --------       --------      --------       --------
  TOTAL ............   $ 25,068       $490,758      $ 15,123       $509,429      $ 30,711       $549,396
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

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2002:


                                                           Year Ended
                                                          December 31,
                          -----------------------------------------------------------------------
                                  2002                     2001                     2000
                          ----------------------     ------------------     ---------------------
                                                  (Dollars in thousands)
United States . . . . . .             $ 512,055              $ 515,322                 $ 521,593
Europe  .  . . . . . . . .               36,028                 33,449                    38,310
Canada  .  . . . . . . . .               32,188                 28,811                    27,942
Other Foreign . . . . . .                18,166                 14,070                    13,547
                          ----------------------     ------------------     ---------------------
     Total  .  . . . . . .            $ 598,437              $ 591,652                 $ 601,392
                          ======================     ==================     =====================


The table below shows our long-lived assets by geographical area for the three years ended December 31, 2002:

                                                           Year Ended
                                                          December 31,
                               -----------------------------------------------------------------------
                                       2002                     2001                     2000
                               ----------------------     ------------------     ---------------------
                                                       (Dollars in thousands)
United States . . . . . . . . .            $ 109,778              $ 118,455                 $ 122,825
Europe  .  . . . . . . . . . .                 7,153                 17,301                    17,573
Canada  .  . . . . . . . . . .                 2,450                  2,829                     3,511
Other Foreign . . . . . . . . .                1,124                  1,101                     1,312
                               ----------------------     ------------------     ---------------------
     Total  .  . . . . . . . .              $120,505              $ 139,686                 $ 145,221
                               ======================     ==================     =====================

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

                                                                                                     OWNED OR
                                                                                         APPROX.    EXPIRATION
 LOCATION             STATE OR                                                            SQUARE        DATE
 --------             COUNTRY           PRINCIPAL BUSINESS ACTIVITY                        FEET       OF LEASE
                      -------           ---------------------------                        ----       --------

                                             ENGINE MANAGEMENT

Orlando                   FL         Manufacturing (Ignition)                             50,640      2007
Edwardsville              KS         Manufacturing and Distribution (Wire)               355,000      Owned
Wilson                    NC         Manufacturing (Ignition)                             31,500      2008
Reno                      NV         Distribution (Ignition)                              67,000      Owned
Long Island City          NY         Administration and Manufacturing                    318,000      Owned
                                        (Ignition)
Greenville                SC         Manufacturing (Ignition)                            181,525      Owned
Disputanta                VA         Distribution (Ignition)                             411,000      Owned
Fajardo              Puerto Rico     Manufacturing (Ignition)                            114,000      2007
Hong Kong                 HK         Manufacturing (Ignition)                             21,350      2003
Reynosa                 Mexico       Manufacturing (Wire)                                 62,500      2004
Nottingham             England       Administration and Distribution                      29,000      Owned
                                        (Ignition and Wire)
Nottingham             England       Manufacturing (Ignition)                             46,777      Owned
Nottingham             England       Manufacturing (Ignition)                             10,000      2012
Wellingborough         England       Manufacturing (Wire)                                 18,500      2,017

                                             TEMPERATURE CONTROL

Corona                    CA         Manufacturing and Distribution                       78,200      2008
Lewisville                TX         Administration and Distribution                     415,000      2009
Fort Worth                TX         Manufacturing and Distribution                      204,000      Owned
Fort Worth                TX         Manufacturing and Distribution                      103,000      2004
Grapevine                 TX         Manufacturing                                       180,000      Owned
St. Thomas              Canada       Manufacturing                                        40,000      Owned
Strasbourg              France       Administration and Distribution                      16,146      2003
Massa                   Italy        Administration and Distribution                      13,100      2004

                                             TEMPERATURE CONTROL/ENGINE MANAGEMENT

Mississauga             Canada       Administration and Distribution                     128,400      2006
                                        (Ignition, Wire, Temperature Control)
Sunbury at             England       Distribution (Ignition and Temperature
                                        Control)                                          28,095      2007
Thames
                                                    OTHER

Ontario                   CA         Vacated-subleased                                   250,200      2003
Cumming                   GA         Vacated                                              77,000      2007
Grapevine                 TX         Storage                                              83,125      2004
Irving                    TX         Training Center                                      13,400      2004


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

None.

                                     PART II

ITEM 5:         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of the common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

                                                              HIGH        LOW       DIVIDEND
                                                              ----        ---       --------
      FISCAL YEAR ENDED DECEMBER 31, 2001
         First Quarter...................................   $   10.60  $    7.44      $0.09
         Second Quarter..................................       14.50       9.90       0.09
         Third Quarter...................................       13.70      11.65       0.09
         Fourth Quarter..................................       14.95      10.45       0.09
      FISCAL YEAR ENDED DECEMBER 31, 2002
         First Quarter...................................   $   15.15  $   12.90      $0.09
         Second Quarter..................................       17.04      14.30       0.09
         Third Quarter...................................       17.39      10.63       0.09
         Fourth Quarter..................................       13.90       9.45       0.09


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

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K/A.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                            -------------------------------------------------------
                                               2002         2001       2000        1999      1998
                                               ----         ----       ----        ----      ----

STATEMENT OF OPERATIONS DATA:
   Net sales(1)...........................   $598,437    $591,652    $601,392   $653,451   $640,179
   Gross profit(1)........................    157,544     139,055     162,701    170,809    183,657
   Operating income.......................     25,068      15,123      30,711     30,223     43,781
   Earnings (loss) from continuing
     operations (2).......................      6,091     (2,485)       9,729      7,625     22,257
   Net earnings (loss)(3)(4)..............   (30,556)     (2,485)       9,729      7,625     22,257

PER SHARE DATA:
   Earnings from continuing operations:

        Basic.............................     $  .51      $(.21)      $  .82      $ .58     $ 1.70
        Diluted...........................        .51       (.21)         .81       . 58       1.69
   Net earnings (loss) per common share:
        Basic.............................      (2.57)       (.21)        .82        .58       1.70
        Diluted...........................      (2.54)       (.21)        .81        .58       1.69
   Cash dividends per common share......          .36         .36         .36        .34        .16


OTHER DATA:
   Depreciation and amortization..........   $ 16,128     $18,909    $ 18,922   $ 17,230   $ 17,274
   Capital expenditures...................      7,598      13,740      16,652     14,423     15,325
   Dividends..............................      4,290       4,236       4,324      4,456      2,092
BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents..............    $ 9,690     $ 7,496      $7,699    $40,380    $23,457
   Working capital (As Restated)..........    140,683     121,566     188,091    205,806    178,324
   Total assets...........................    490,758     509,429     549,396    556,021    521,556
   Total debt.............................    176,917     205,925     202,591    195,425    159,708
   Long-term debt (excluding current
     portion) (As Restated)...............     93,191      93,276     150,018    163,868    133,749
   Stockholders' equity...................    153,881     185,687     194,305    203,518    205,025

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

(2) Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations. As a result, the extraordinary loss on the early extinguishment of debt of approximately $1.1 million, $0.5 million and $2.8 million has been reclassified to interest expense for December 31, 1999, 2000 and 2001, respectively.

(3) Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share, during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of our reporting units with our European Segment and with our Temperature Control Segment and we recorded charges of $10.9 million related to our European Operations and $7.4 million related to our Temperature Control Segment.

        Upon adoption of SFAS No. 142, our earnings before cumulative effect of accounting change for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of tax) are as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                2002           2001          2000        1999         1998
                                                ----           ----          ----        ----         ----
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Reported earnings (loss) before cumulative
   effect of accounting change ............   $  (12,206)   $  (2,485)   $    9,729   $    7,625   $   22,257
Add back: goodwill amortization expense,
   net of tax .............................         --          2,727         2,574        2,481        2,335
                                              ----------    ---------    ----------   ----------   ----------
Adjusted earnings (loss) before cumulative
   effect of accounting change ............   $  (12,206)   $     242    $   12,303   $   10,106   $   24,592
                                              ==========    =========    ==========   ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE:

Reported basic earnings (loss) per share
   before cumulative effect of accounting
   change .................................   $    (1.03)   $   (0.21)   $     0.82   $     0.58   $     1.70
Add back: goodwill amortization expense,
   net of tax .............................         --           0.23          0.22         0.19         0.18
                                              ----------    ---------    ----------   ----------   ----------
Adjusted basic earnings (loss) per share
   before cumulative effect of accounting
   change .................................   $    (1.03)   $    0.02    $     1.04   $     0.77   $     1.88
                                              ==========    =========    ==========   ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE:

Reported diluted earnings per share before
   cumulative effect of accounting change .   $    (1.01)   $   (0.21)   $     0.81   $     0.58   $     1.69
Add back: goodwill amortization expense,
   net of tax .............................         --           0.23          0.21         0.19         0.18
                                              ----------    ---------    ----------   ----------   ----------
Adjusted diluted earnings (loss) per share
   before cumulative effect of accounting
   change .................................   $    (1.01)   $    0.02    $     1.02   $     0.77   $     1.87
                                              ==========    =========    ==========   ==========   ==========

        Upon adoption of SFAS No. 142, our net earnings (loss) for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of tax) are as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
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
                                                  ==========    =========    ==========   ==========   ==========





(4) For the year ended December 31, 2002, we recorded an after tax charge of $18.3 million as a loss from discontinued operations to account for potential costs associated with our asbestos-related liability.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-K/A contains forward-looking statements. Forward-looking statements in this report are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects" and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to a number of factors, including economic and market conditions; the performance of the aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers' programs; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; product liability (including, without limitation, those related to estimates to asbestos-related contingent liabilities) matters; as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the Securities and Exchange Commission. Those forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

With respect to Temperature Control, net sales for 2002 decreased by $14.8 million to $255.1 million. Net sales were unfavorable due to a combination of factors including a partial loss in business with a significant retail customer in 2002; 2001 net sales including approximately $7 million of "pipeline" orders for a new customer which did not repeat in 2002; and distributors "working off "inventory left over from previous mild summer seasons.

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

GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill will no longer be amortized, but instead, will be subject to an annual review for potential impairment. Using the discounted cash flows method, based on our weighted average cost of capital and market multiples, we reviewed the fair values of each of our reporting units. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill pertaining to certain of our reporting units within our European Segment and our Temperature Control Segment for which we recorded charges of $10.9 million and $7.4 million, respectively.

During the fourth quarter of 2002, the Company completed its review of goodwill for potential impairment. After giving consideration to 2002 losses in Europe and budgeted 2003 losses, the Company wrote-off the remaining goodwill associated with the Engine Management reporting unit of the European Segment. With respect to the European Segment, approximately $1.4 million of goodwill remains on the December 31, 2002 balance sheet, all of which pertains to the Temperature Control reporting unit.

OTHER INCOME. Other income, net increased approximately $0.4 million over 2001. Contributing to the increase was the elimination of fees related to an accounts receivable sales arrangement eliminated in April of 2001.

INTEREST EXPENSE. Interest expense decreased by approximately $7 million, as compared to 2001. Contributing to overall decrease was lower borrowings (during 2002 total debt was reduced approximately $29 million) and lower interest rates. Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations ("APB No. 30"). As a result, we reclassified the $2.8 million extraordinary loss on the early extinguishment of debt recorded in 2001 to interest expense.

INCOME TAXES. The overall effective tax rate increased from 25% in 2001 to 57% in 2002. The significant increase is primarily the result of the operating losses in our European Segment, for which no income tax benefit has been recorded because it is more likely than not that such losses will not be realized in the near future. Supplementing the effect Europe had on the effective rate is the increase in the Company's domestic earnings as a percentage of overall earnings before taxes.

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

COMPARISON OF FISCAL YEARS 2001 AND 2000

SALES. After giving consideration to the adoption of Emerging Issues Task Force guidelines entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", consolidated net sales in 2001 were $591.7 million, a decrease of $9.7 million compared to consolidated net sales of $601.4 million in 2000. The decrease in consolidated net sales was a result of decreases in our existing traditional business lines and higher costs for adding a new customer. The decrease was mitigated by the Engine Management Segment, which benefited from a full year of sales to a new major customer added during the third quarter of 2000 (with incremental sales of approximately $6 million in 2001), along with additional wire set business from a major group of warehouse distributors. The Temperature Control Segment regained a major retail customer we had lost in early 2000 (this customer accounted for consolidated net sales of approximately $30 million in 2001, excluding filling the initial "pipeline" of orders from such customer). Excluding this new business, sales to existing accounts decreased, primarily a result of another cool summer for air conditioning, and the continuing inventory reduction program on the part of many of our customers.

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

INTEREST EXPENSE. Interest expense increased by $2.3 million in 2001 compared to 2000 as a result of fees incurred in connection with the early extinguishment of debt. Effective January 1, 2003, we adopted the provisions of Statement No. 145. Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30. As a result, the extraordinary loss on the early extinguishment of debt of approximately $0.5 million and $2.8 million has been reclassified to interest expense for December 31, 2000 and 2001, respectively.

INCOME TAX PROVISION. Income tax expense decreased $3.3 million in 2001 from $2.5 million in 2000. The decrease was primarily due to losses incurred in 2001. The effective tax rate increased from 21%% in 2000 to a 25% tax benefit in 2001.

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

For the year ended December 31, 2002, inventory decreased by an additional $8 million over the $57 million reduction in 2001, which resulted primarily from reduced production and purchases, and where needed, the temporary closing of manufacturing facilities. Reductions were realized in both the Engine Management and Temperature Control Segments. Inventory turnover was 2.3 x in 2002, 2.1x in 2001, and 1.8x in 2000.

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

Effective April 27, 2001 we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a new secured revolving credit facility. The term of the new credit agreement was for a period of five years and provided for a line of credit up to $225 million. The Company recorded an extraordinary loss of approximately $2.8 million, net of taxes, in the second quarter of 2001, for a prepayment penalty and write-off of unamortized fees for the retirement of the above related debt. This charge was reclassified to interest expense as we adopted the provisions of Statement No. 145.

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

The following is a summary of our contractual commitments associated with our long-term debt and lease obligations as of December 31, 2002 (As Restated):



                                                          YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------
(IN THOUSANDS)                  2003       2004        2005      2006        2007   THEREAFTER    TOTAL
--------------                  ----       ----        ----      ----        ----   ----------    -----

Principal payments of
  long term debt ..........   $  4,108   $  2,914   $     75   $     81   $     88   $ 90,033   $ 97,299
Operating leases ..........      7,706      6,320      5,336      3,736      2,558      4,112     29,768
Interest rate swap
  agreements ..............        113      1,792       --         --         --         --        1,905
                              --------   --------   --------   --------   --------   --------   --------

          Total commitments   $ 11,927   $ 11,026   $  5,411   $  3,817   $  2,646   $ 94,145   $128,972
                              ========   ========   ========   ========   ========   ========   ========


CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the notes to our consolidated annual financial statements on this Annual Report on Form 10-K/A. Preparation of our consolidated annual and quarterly financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board (APB) No. 30, Reporting Results of Operations. Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Effective January 1, 2003, we adopted Statement No.
145. As a result, we reclassified the extraordinary loss on the early extinguishment of debt recorded in prior periods to interest expense.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        PAGE NO.
CONSOLIDATED ANNUAL FINANCIAL STATEMENTS (Audited)


Independent Auditors' Report.................................................F-1

Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000........................................F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001 (As Restated)...F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000........................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
      December 31, 2002, 2001 and 2000.......................................F-5

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

As discussed in Note 1, the Company adopted Emerging Issues Task Force Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS) as of January 1, 2002. As described in Note 6, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of January 1, 2002. Also as described in
Note 1, these consolidated financial statements have been revised to account for the loss on early extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which was adopted by the Company as of January 1, 2003.

As described in Note 21, the Company's consolidated balance sheets as of December 31, 2002 and 2001 have been restated to classify certain debt as current.



                                                                    /s/ KPMG LLP
                                                                    ------------

New York, New York
February 24, 2003, except as to note 21, which is as of November 17, 2003




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
---------------------------------------------------------------------------------------------------------------------
                                                                                    Years Ended December 31,
                                                                        ---------------------------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2002           2001             2000

Net sales (Note 7)                                                      $    598,437    $    591,652    $    601,392
Cost of sales                                                                440,893         452,597         438,691
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                                 157,544         139,055         162,701
Selling, general and administrative expenses                                 129,142         123,932         131,990
Goodwill impairment charge (Note 6)                                            3,334            --              --
---------------------------------------------------------------------------------------------------------------------
Operating income                                                              25,068          15,123          30,711
Other income (expense), net (Notes 3 and 14)                                   3,187           2,763             450
Interest expense                                                              14,244          21,202          18,910
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before taxes                       14,011          (3,316)         12,251
Provision for income taxes (Note 15)                                           7,920            (831)          2,522
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                     6,091          (2,485)          9,729
Loss from discontinued operation, net of tax of $6,099 (Note 18)             (18,297)           --              --
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of accounting change                (12,206)         (2,485)          9,729
Cumulative effect of accounting change, net of tax of $2,473 (Note 6)        (18,350)           --              --
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     $    (30,556)   $     (2,485)   $      9,729
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Basic:

Earnings (loss) from continuing operations                              $       0.51    $      (0.21)   $       0.82
Discontinued operation                                                         (1.54)           --              --
Cumulative effect of accounting change                                         (1.54)           --              --
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Basic                            $      (2.57)   $      (0.21)   $       0.82
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Diluted:

Earnings (loss) from continuing operations                              $       0.51    $      (0.21)   $       0.81
Discontinued operation                                                         (1.52)           --              --
Cumulative effect of accounting change                                         (1.53)           --              --
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Diluted                          $      (2.54)   $      (0.21)   $       0.81
---------------------------------------------------------------------------------------------------------------------
Average number of common shares                                           11,914,968      11,774,591      11,933,774
Average number of common shares and dilutive common shares                12,008,496      11,774,591      11,974,341
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets (As Restated)
--------------------------------------------------------------------------------
                                                                                      December 31,
                                                                                ----------------------
                  (IN THOUSANDS)                                                   2002         2001
                  ------------------------------------------------------------------------------------
ASSETS            Current assets:
                    Cash and cash equivalents                                   $   9,690    $   7,496
                    Marketable securities                                           7,200         --
                    Accounts receivable, less allowances for discounts and
                     doubtful accounts of $4,882 and $4,362 in 2002 and 2001,
                     respectively (Notes 3 and 8)                                 117,644      117,965
                   Inventories (Notes 4 and 8)                                    174,785      177,291
                   Deferred income taxes (Note 15)                                 12,213       12,316
                   Prepaid expenses and other current assets                        6,828       13,881
                  ------------------------------------------------------------------------------------
                      Total current assets                                        328,360      328,949
                  ------------------------------------------------------------------------------------
                  Property, plant and equipment, net (Notes 5 and 8)              103,822      101,646
                  ------------------------------------------------------------------------------------
                  Goodwill, net (Note 6)                                           16,683       38,040

                  Other assets (Notes 7 and 12)                                    41,893       40,794
                  ------------------------------------------------------------------------------------
                  Total assets                                                  $ 490,758    $ 509,429
LIABILITIES AND   ------------------------------------------------------------------------------------
STOCKHOLDERS'     Current liabilities:
EQUITY
                   Notes payable (Notes 8 and 21)                               $  79,618    $ 110,865
                   Current portion of long-term debt (Note 8)                       4,108        1,784
                   Accounts payable                                                35,744       26,110
                   Sundry payables and accrued expenses                            39,723       41,968
                   Accrued customer returns                                        16,341       18,167
                   Payroll and commissions                                         12,143        8,489
                  ------------------------------------------------------------------------------------
                     Total current liabilities                                    187,677      207,383
                  ------------------------------------------------------------------------------------
                  Long-term debt (Notes 8, 9 and 21)                               93,191       93,276
                  Postretirement medical benefits and
                    other accrued liabilities (Notes 12 and 13)                    30,414       23,083
                  Accrued asbestos liabilities                                     25,595         --
                  ------------------------------------------------------------------------------------
                  Total non-current liabilities                                   149,200      116,359
                  ------------------------------------------------------------------------------------
                  Commitments and contingencies
                    (Notes 8, 10, 11, 12, 13 and 18)
                  Stockholders' equity (Notes 8, 9,10, 11 and 12):
                    Common Stock - par value $2.00 per share:
                    Authorized 30,000,000 shares, issued and
                     outstanding 11,957,009 and 11,823,650 shares
                     in 2002 and 2001, respectively                                26,649       26,649
                   Capital in excess of par value                                   1,764        1,877
                   Retained earnings                                              148,686      183,532
                   Accumulated other comprehensive loss                            (2,581)      (3,722)
                  ------------------------------------------------------------------------------------
                                                                                  174,518      208,336
                  Less:Treasury stock - at cost (1,367,467 and
                  1,500,826 shares in 2002 and 2001, respectively)                 20,637       22,649
                  ------------------------------------------------------------------------------------
                  Total stockholders' equity                                      153,881      185,687
                  ------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity                    $ 490,758    $ 509,429
                  ------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------

                  (IN THOUSANDS)                                            2002              2001           2000
                  -----------------------------------------------------------------------------------------------------
CASH FLOWS        Net earnings (loss)                                        $(30,556)        $ (2,485)      $    9,729
FROM                Adjustments to reconcile net earnings
OPERATING             (loss) to net cash
ACTIVITIES           provided by (used in) operating activities:
                     Depreciation and amortization                             16,128           18,909           18,922

                    Gain on disposal of property, plant & equipment               (97)            (265)             (99)
                    Equity income from joint ventures                            (352)            (844)            (702)
                    Employee stock ownership plan allocation                    1,230              713            1,032
                  Tax benefit related to employee stock options                    80               48              --
                    Increase (decrease) in deferred income taxes                2,550           (3,628)            (897)
                    Cumulative effect of accounting change                     18,350             --                --
                    Loss from discontinued operation                           18,297             --                --
                    Goodwill impairment charge                                  3,334             --                --
                  Change in assets and liabilities, net of
                         effects from acquisitions:
                    Decrease in accounts receivable, net                        1,302           13,296           14,793
                    (Increase) decrease in inventories                          7,996           56,966          (44,666)
                    (Increase) decrease in prepaid expenses
                         and other current assets                               7,485           (1,821)             388
                    (Increase) decrease in other assets                        (4,307)          (4,948)           4,312
                    Increase (decrease) in accounts payable                     9,152          (30,502)          14,413
                    Decrease in sundry payables and accrued expenses           (3,215)          (8,774)         (16,360)
                    Increase (decrease) in other liabilities                   12,806            3,524           (1,818)
                  -----------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities          60,183           40,189             (953)
                  -----------------------------------------------------------------------------------------------------
                  Proceeds from the sale of property, plant and equipment         520              652              657
CASH FLOWS        Capital expenditures, net of effects from acquisitions       (7,598)         (13,740)         (16,652)
FROM              Payments for acquisitions, net of cash acquired             (19,855)          (1,069)          (2,718)
INVESTING         -----------------------------------------------------------------------------------------------------
ACTIVITIES        Net cash used in investing activities                       (26,933)         (14,157)         (18,713)
                  -----------------------------------------------------------------------------------------------------
                  Net borrowings (repayments) under
                    line-of-credit agreements                                 (31,246)          71,935           36,285
CASH FLOWS        Payments of other long-term debt                             (3,181)         (93,601)         (29,119)
FROM              Issuance of long-term debt                                    5,419             --               --
FINANCING         Proceeds from exercise of employee stock options                589              473             --
ACTIVITIES        Purchase of treasury stock                                     --               --            (14,345)
                  Dividends paid                                               (4,290)          (4,236)          (4,324)
                  -----------------------------------------------------------------------------------------------------
                  Net cash used in financing activities                       (32,709)         (25,429)         (11,503)
                  -----------------------------------------------------------------------------------------------------
                  Effect of exchange rate changes on cash                       1,653             (806)          (1,512)
                  -----------------------------------------------------------------------------------------------------
                  Net increase (decrease) in cash and cash equivalents          2,194             (203)         (32,681)
                  Cash and cash equivalents at beginning of year                7,496            7,699           40,380

                  Cash and cash equivalents at end of year                   $  9,690         $  7,496       $    7,699
                  -----------------------------------------------------------------------------------------------------
                  Supplemental disclosure of cash flow information:
                  Cash paid during the year for:
                    Interest                                                 $ 14,362         $ 17,403       $   18,943
                    Income taxes                                             $  1,549         $  2,792       $    2,776
                  -----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

---------------------------------------------------------------------------------------------------------------
                        Years Ended December 31, 2002, 2001 and 2000
---------------------------------------------------------------------------------------------------------------
                                                                              ACCUMULATED
                                                      CAPITAL IN                 OTHER
                                              COMMON   EXCESS OF    RETAINED  COMPREHENSIVE TREASURY
(IN THOUSANDS)                                STOCK    PAR VALUE    EARNINGS  INCOME (LOSS)  STOCK      TOTAL
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                $ 26,649    $  2,957    $184,848   $    714    $(11,650)   $203,518
Comprehensive Income:
  Net earnings                                                         9,729                              9,729
  Foreign currency translation adjustment                                        (1,305)                 (1,305)
                                                                                                       --------
    Total comprehensive income                                                                            8,424
Cash dividends paid                                                   (4,324)                            (4,324)
Employee Stock Ownership Plan                               (416)                             1,448       1,032
Purchase of treasury stock                                                                  (14,345)    (14,345)
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                  26,649       2,541     190,253       (591)    (24,547)    194,305
Comprehensive Loss:
  Net loss                                                            (2,485)                            (2,485)
  Foreign currency translation adjustment                                        (1,086)                 (1,086)
  Unrealized loss on interest rate
    swap agreements                                                              (2,045)                 (2,045)
                                                                                                       --------
    Total comprehensive loss                                                                             (5,616)
Cash dividends paid                                                   (4,236)                            (4,236)
Exercise of employee stock options                          (295)                               768         473
Tax benefits applicable to
  the exercise of employee stock options                      48                                             48
Employee Stock Ownership Plan                               (417)                             1,130         713
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                  26,649       1,877     183,532     (3,722)    (22,649)    185,687
Comprehensive Loss:
  Net loss                                                           (30,556)                           (30,556)
  Foreign currency translation adjustment                                         1,295                   1,295
  Unrealized loss on interest rate
    swap agreements, net of tax of $205                                             617                     617
  Minimum pension liability adjustment                                             (771)                   (771)
                                                                                                       --------
    Total comprehensive loss                                                                            (29,415)
Cash dividends paid                                                   (4,290)                            (4,290)
Exercise of employee stock options                          (291)                               880         589
Tax benefits applicable to the exercise
    of employee stock options                                 80                                             80
    Employee Stock Ownership Plan                             98                              1,132       1,230
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                $ 26,649    $  1,764    $148,686   $ (2,581)   $(20,637)   $153,881
---------------------------------------------------------------------------------------------------------------


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

The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Intangible and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value. Prior to the adoption of SFAS No. 142, goodwill was assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

The following is a reconciliation of the shares used in calculating basic and dilutive net earnings per common share.

(IN THOUSANDS)                              2002           2001        2000
--------------------------------------------------------------------------------
Weighted average
  common shares                             11,915        11,775      11,934
Effect of stock options                         93          --            40
--------------------------------------------------------------------------------
Weighted average common
  equivalent shares outstanding
  assuming dilution                         12,008        11,775      11,974
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 1, 2002, the Company adopted the guidelines of the Emerging Issues Task Force Issue No. 01-09, Accounting Consideration Given by a Vendor to a Customer (Including Reseller of the Vendor's Products) ("EITF 01-09"). These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, the Company has provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Such costs are now treated as a

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

reduction of revenues or as costs of sales. As a result, certain costs of approximately $30.4 million and $25.4 million, have been reclassified from selling, general and administrative expenses for the two years ended December 31, 2001 and 2000, respectively. These reclassifications had no effect on net earnings.

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

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board (APB)No. 30, Reporting Results of Operations. Statement No. 145 also requires sales-lease-back accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and make various other technical corrections to existing pronouncements. Statement No. 145 will be effective for the year ending December 31, 2003. Effective January 1, 2003, we adopted the provisions of Statement No. 145. As a result, the extraordinary loss on the early extinguishment of debt of approximately $0.5 million and $2.8 million has been reclassified to interest expense for December 2000 and 2001, respectively.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

4. INVENTORIES
                                                           December 31,
                                                       ---------------------
(IN THOUSANDS)                                          2002          2001
--------------------------------------------------------------------------------
Finished goods                                         $141,487     $141,799
Work in process                                           2,417        3,155
Raw materials                                            30,881       32,337
--------------------------------------------------------------------------------
Total inventories                                      $174,785     $177,291
--------------------------------------------------------------------------------

5. PROPERTY, PLANT AND EQUIPMENT
                                                           December 31,
                                                      ----------------------
(IN THOUSANDS)                                          2002         2001
--------------------------------------------------------------------------------
Land, buildings and improvements                       $ 66,200    $  60,665
Machinery and equipment                                 120,655      109,617
Tools, dies and auxiliary equipment                      19,962       17,815
Furniture and fixtures                                   25,831       26,211
Computer software                                        12,120       11,663
Leasehold improvements                                    7,164        7,450
Construction in progress                                  4,169        6,440
                                                       --------    ---------
                                                        256,101      239,861
Less accumulated depreciation
  and amortization                                      152,279      138,215
--------------------------------------------------------------------------------
Total property, plant and
  equipment, net                                       $103,822     $101,646
--------------------------------------------------------------------------------

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                  Engine    Temperature
(IN THOUSANDS)                  Management    Control      Europe       Total
--------------------------------------------------------------------------------
Balance as of
  December 31,2001               $ 10,490    $ 14,713     $ 12,837     $ 38,040
Goodwill acquired                    --          --          2,800        2,800
Change in accounting
  principle                          --        (9,891)     (10,932)     (20,823)
Impairment loss                      --          --         (3,334)      (3,334)
--------------------------------------------------------------------------------
Balance as of
  December 31,2002               $ 10,490    $  4,822     $  1,371     $ 16,683
--------------------------------------------------------------------------------

Upon adoption of SFAS No. 142, our earnings before cumulative effect of accounting change and net earnings for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of taxes) were as follows:

                                                           Year Ended
                                                           December 31,
                                           -------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   2002         2001         2000
--------------------------------------------------------------------------------
Reported earnings (loss) before
  cumulative effect of accounting
  change                                   $  (12,206)   $  (2,485)   $    9,729
Add back: goodwill amortization
  expense, net of tax                            --          2,727         2,574
--------------------------------------------------------------------------------
Adjusted earnings (loss) before
  cumulative effect of accounting
  change                                   $  (12,206)   $     242    $   12,303
--------------------------------------------------------------------------------
Basic earnings per share:
  Reported basic earnings per share
  before cumulative effect of
  accounting change                        $    (1.03)   $   (0.21)   $     0.82
Add back: goodwill amortization
  expense, net of tax                            --           0.23          0.22
--------------------------------------------------------------------------------
Adjusted basic earnings (loss)
  per share before cumulative effect
  of accounting change                     $    (1.03)   $    0.02    $     1.04
--------------------------------------------------------------------------------
Diluted earnings (loss) per share:
  Reported diluted earnings (loss)
   per share before cumulative effect
   of accounting change                    $    (1.01)   $   (0.21)   $     0.81
Add back: goodwill amortization
  expense, net of tax                            --           0.23          0.21
--------------------------------------------------------------------------------
Adjusted diluted earnings (loss)
  per share before cumulative effect
  of accounting change                     $    (1.01)   $    0.02    $     1.02
--------------------------------------------------------------------------------
Reported net earnings (loss)               $  (30,556)   $  (2,485)   $    9,729
Add back: goodwill amortization
  expense, net of tax                            --          2,727         2,574
--------------------------------------------------------------------------------
Adjusted net earnings (loss)               $  (30,556)   $     242    $   12,303
--------------------------------------------------------------------------------
Basic net earnings (loss) per share:
Reported basic net earnings
  (loss) per share                         $    (2.57)   $   (0.21)   $     0.82
Add back: goodwill amortization
  expense, net of tax                            --           0.23          0.22
--------------------------------------------------------------------------------
Adjusted basic net earnings (loss)
  per share                                $    (2.57)   $    0.02    $     1.04
--------------------------------------------------------------------------------
Diluted net earnings (loss)
  per share:
Reported diluted net earnings
  (loss) per share                         $    (2.54)   $   (0.21)   $     0.81
Add back: goodwill amortization
  expense, net of tax                            --           0.23          0.21
--------------------------------------------------------------------------------
Adjusted diluted net earnings
  (loss) per share                         $    (2.54)   $    0.02    $     1.02
--------------------------------------------------------------------------------

7. OTHER ASSETS
                                                               December 31,
                                                        ------------------------
(IN THOUSANDS)                                              2002          2001
--------------------------------------------------------------------------------
Marketable securities                                   $      --      $   7,200
Unamortized customer supply agreements                       1,419         1,892
Equity in joint ventures                                     2,202         2,149
Deferred income taxes                                       18,692        12,653
Deferred loan costs                                          4,472         5,389
Other                                                       15,108        11,511
--------------------------------------------------------------------------------
Total other assets                                      $   41,893     $  40,794
--------------------------------------------------------------------------------

Included in Other is a preferred stock investment in a customer of the Company. Net sales to such customer amounted to $76.1 million, $57.9 million and $57.4 million in 2002, 2001 and 2000, respectively.

8. CREDIT FACILITIES AND LONG-TERM DEBT (AS RESTATED)

The Company, effective April 27, 2001 entered into an agreement with GE Capital Corp. and a syndicate of lenders for a new secured revolving credit facility. The former unsecured revolving credit facility was set to expire on November 30, 2001. The term of the new credit agreement is for a period of five years and provides for a line of credit up to $225 million. The initial proceeds were used to refinance approximately $97 million of the outstanding indebtedness under the Company's former bank line of credit, a 7.56% senior note of $52 million, a $25 million accounts receivable sales arrangement and a Canadian Credit Facility of $5 million. Availability under the new credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Direct borrowings bear interest at the Prime Rate plus the applicable margin (as defined) or the LIBOR Rate plus the applicable margin (as defined), at the option of the Company. At December 31, 2002 and 2001, the interest rate on the Company's revolving credit facilities was 3.4% and 4.3%, respectively. Outstanding borrowings under this revolving credit facility, classified as current liabilities, was $76.2 million and $106.8 million at December 31, 2002 and 2001, respectively. Borrowings are collateralized by accounts receivable, inventory and fixed assets of the Company and its subsidiaries. The terms of the new revolving credit facility contain, among other provisions, requirements of maintaining defined levels of tangible net worth and specific limits or restrictions on additional indebtedness, capital expeditures, liens and acquisitions. The Company was in compliance with the covenants at December 31, 2002.

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


Long-term debt consists of:
                                                       December 31,
                                               ----------------------------
(IN THOUSANDS)                                    2002                2001
--------------------------------------------------------------------------------
6.75% convertible
  subordinated debentures                      $ 90,000         $    90,000
Other                                             7,299               5,060
--------------------------------------------------------------------------------
                                                 97,299              95,060
Less current portion                              4,108               1,784
--------------------------------------------------------------------------------
Total non-current portion of
  long-term debt                               $ 93,191         $    93,276
--------------------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


Maturities of long-term debt during the five years ending December 31, 2003 through 2007 are $4.1 million, $2.9 million, $0.1 million, $0.1 million and $0.1 million, respectively.

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

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which the Company could repurchase shares of its common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of the Company's stock option programs and to fund the Company's ESOP. As of December 31, 2002, the Company has Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2002 and 2001, the Company did not repurchase any shares of its common stock.

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

(DOLLARS IN THOUSANDS EXCEPT PER SHARE        2002        2001          2000
--------------------------------------------------------------------------------
Net earnings(loss)         As reported     $(30,556)    $(2,485)       $9,729
                           Pro forma       $(30,791)    $(2,697)       $8,708
Basic earnings(loss)       As reported     $  (2.57)    $ (0.21)       $ 0.82
per share                  Pro forma       $  (2.59)    $ (0.23)       $ 0.73
Diluted earnings           As reported     $  (2.54)    $ (0.21)       $ 0.81
(loss) per share           Pro forma       $  (2.56)    $ (0.23)       $ 0.72

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
--------------------------------------------------------------------------------
                                   2002            2001           2000
--------------------------------------------------------------------------------
Expected option life               3.9 YEARS       4.0 years      4.3 years
Expected stock volatility         38.7%           38.6%          39.1%
Expected dividend yield            2.6%            2.8%           3.8%
Risk-free interest rate            1.8%            4.2%           4.6%
Fair value of option              $4.07           $3.71          $2.53
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plans follow:

                                    2002             2001               2000
--------------------------------------------------------------------------------
                                   WEIGHTED         Weighted          Weighted
                                   AVERAGE          Average           Average
                                   EXERCISE         Exercise          Exercise
(SHARES IN THOUSANDS)     SHARES    PRICE    Shares   Price    Shares   Price
--------------------------------------------------------------------------------
Outstanding at
   beginning of year      1,011    $ 16.76    1,189    $16.60      808    $20.40
Granted                      10      14.43       10     13.05      498     10.73
Exercised                   (54)      9.74      (55)     9.29     --        --
Forfeited                   (57)     16.91     (133)    18.18     (117)    17.78
--------------------------------------------------------------------------------
Outstanding at
   end of year              910    $ 17.14    1,011    $16.76    1,189    $16.60
--------------------------------------------------------------------------------
Options exercisable at
   end of year              748                 671                526
--------------------------------------------------------------------------------
                            STOCK OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                        Shares     Weighted-Average
   Range of           Outstanding      Remaining         Weighted-Average
Exercise Prices     at 12/31/02   Contractual Life (Years) Exercise Price
--------------------------------------------------------------------------------
$ 6.56 - $11.29         325                  5.3             $ 9.93
$13.05 - $16.94         115                  2.3             $15.83
$20.50 - $24.84         470                  2.5             $22.43
--------------------------------------------------------------------------------
                            STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
     Range of                  Shares Exercisable           Weighted-Average
Exercise Prices                    at 12/31/02               Exercise Price
$ 6.56 - $24.84                        748                      $18.55
--------------------------------------------------------------------------------

12. RETIREMENT BENEFIT PLANS

The Company had a defined benefit pension plan covering certain former employees of the Company's former Brake business. During 2002, the Company settled its benefit obligation by purchasing non-participating annuity contracts. The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan:

                                                              December 31,
                                                         ----------------------
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
--------------------------------------------------------------------------------

Weighted average assumptions are as follows:

                                                      December 31,
                                           -------------------------------------
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
--------------------------------------------------------------------------------

Components of net periodic (benefit) cost follow:

                                                         December 31,
                                           -------------------------------------
(IN THOUSANDS)                              2002        2001           2000
--------------------------------------------------------------------------------
Interest cost                               $368       $ 629          $ 658
Return on assets                            (530)       (928)          (988)
Settlement                                   228         --             --
Recognized actuarial (gain) loss              (5)       (112)          (127)
--------------------------------------------------------------------------------
Net periodic (benefit) cost                 $ 61       $(411)          $(457)
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

                                                               December 31,
                                                         -----------------------
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
--------------------------------------------------------------------------------

Components of net periodic benefit cost follow:

                                                          December 31,
                                                      ------------------
(IN THOUSANDS)                                         2002         2001
--------------------------------------------------------------------------------
Service cost                                           $211         $ 49
Interest cost                                           140           23
Amortization of prior service cost                      110           27
Amortization of unrecognized loss                        44          --
--------------------------------------------------------------------------------
Net periodic benefit cost                              $505         $ 99
--------------------------------------------------------------------------------

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                December 31,
                                     -------------------------------
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

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan:

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
--------------------------------------------------------------------------------

Components of net periodic benefit cost follow:

                                                          December 31,
                                              ----------------------------------
(IN THOUSANDS)                                   2002       2001           2000
--------------------------------------------------------------------------------
Service cost                                  $ 1,765      $ 1,500      $ 1,377
Interest cost                                   1,517        1,314        1,152
Amortization of prior service cost                124          124          124
Recognized actuarial gain                         (53)        (232)        (275)
--------------------------------------------------------------------------------
Net periodic benefit cost                     $ 3,353      $ 2,706      $ 2,378
--------------------------------------------------------------------------------

Actuarial assumptions used to determine costs and benefit obligations are as follows:
                                                2002        2001      2000
--------------------------------------------------------------------------------
Discount Rate                                   6.5%       7.25%      7.50%
Current medical cost trend rate                 12%           9%        10%
Current dental cost trend rate                   5%           5%      5.5%
Ultimate medical cost trend rate                 5%           5%         5%
Year trend rate declines to ultimate            2005        2005      2005
--------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2002:

                                        1-Percentage-   1-Percentage-
(IN THOUSANDS)                         Point Increase  Point Decrease
--------------------------------------------------------------------------------
Effect on total of service and
interest cost components                  $    345      $    (277)
Effect on post retirement
benefit obligation                        $  2,154      $  (1,787)
--------------------------------------------------------------------------------

14. OTHER INCOME (EXPENSE), NET

(IN THOUSANDS)                                   2002        2001         2000
--------------------------------------------------------------------------------
Interest and dividend income                   $ 1,338     $ 1,336      $ 1,038
Loss on sale of accounts
receivable (Note 3)                               --          (484)      (1,567)
Income from joint ventures                         352         844          702
Gain on disposal of property,
plant and equipment                                 97         265           99
Other - net                                      1,400         802          178
--------------------------------------------------------------------------------
Total other income (expense), net              $ 3,187     $ 2,763      $   450
--------------------------------------------------------------------------------

15. INCOME TAXES

The income tax provision (benefit) consists of the following:

(IN THOUSANDS)                                2002          2001        2000
--------------------------------------------------------------------------------
Current:
Domestic                                    $ 2,422       $ 1,124       $   896
Foreign                                       2,948         1,673         2,523
--------------------------------------------------------------------------------
Total Current                                 5,370         2,797         3,419
--------------------------------------------------------------------------------
Deferred:
Domestic                                      3,350        (3,408)       (1,103)
Foreign                                        (800)         (220)          206
--------------------------------------------------------------------------------
Total Deferred                                2,550        (3,628)         (897)
--------------------------------------------------------------------------------
Total income tax provision                  $ 7,920       $  (831)      $ 2,522
--------------------------------------------------------------------------------

The Company has not provided for federal income taxes on the undistributed income of its foreign subsidiaries because of the availability of foreign tax credits and/or the Company's intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $10.7 million at the end of 2002, $28.2 million

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


at the end of 2001 and $27.5 million at the end of 2000.

Earnings (loss) before income taxes for foreign operations (excluding Puerto
Rico) amounted to approximately ($5) million, $3 million, and $4 million, in 2002, 2001, and 2000, respectively. U.S. taxes on the earnings of the Puerto Rican subsidiary are largely eligible for tax credits against U.S. income taxes (phased out effective 2005) and are partially exempt from Puerto Rican income taxes under a tax exemption grant currently being renewed and expected to expire in 2016. The tax benefits of the exemption, reduced by a minimum tollgate tax instituted in 1993, amounted to $0.13 per share share in 2002 (2001 -$0.12; 2000
- $0.23).

Reconciliations between the U.S. federal income tax rate and the Company's effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:

                                                 2002        2001        2000
--------------------------------------------------------------------------------
U.S. federal income tax rate                     35.0%       35.0%       35.0%
Increase (decrease) in tax rate
resulting from:
State and local income taxes, net
of federal income tax benefit                     4.1        21.4         1.2
Non-deductible items, net                         3.4        60.5         0.1
Foreign tax rate differential                    (2.4)      (91.9)      (15.3)
Change in foreign valuation allowance            16.4         --          --
--------------------------------------------------------------------------------
Effective tax rate                               56.5%       25.0%       21.0%
--------------------------------------------------------------------------------

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets:

                                                             December 31,
                                                       -------------------------
(IN THOUSANDS)                                           2002            2001
--------------------------------------------------------------------------------
Deferred tax assets:
Inventories                                            $  6,025        $  6,044
Allowance for customer returns                            6,152           7,069
Postretirement benefits                                  10,390           8,751
Allowance for doubtful accounts                           1,442           1,587
Accrued salaries and benefits                             3,339           2,938
Net operating loss and tax credit
carry forwards                                           14,084          15,390
Goodwill                                                  3,578            --
Accrued asbestos liabilities                             10,765           1,497
Other                                                     5,580           5,054
--------------------------------------------------------------------------------
                                                         61,355          48,330
--------------------------------------------------------------------------------
Valuation allowance                                     (21,698)        (14,571)
--------------------------------------------------------------------------------
Total                                                  $ 39,657        $ 33,759
--------------------------------------------------------------------------------
Deferred tax liabilities:
Depreciation                                           $  7,565        $  6,702
Promotional costs                                         1,106           1,036
Other                                                        81           1,052
--------------------------------------------------------------------------------
Total                                                     8,752           8,790
--------------------------------------------------------------------------------
Net deferred tax assets                                $ 30,905        $ 24,969
--------------------------------------------------------------------------------

During 2002 the Company increased the valuation allowance by $7.1 million. At December 31, 2002, the Company has approximately $15.8 million of domestic and foreign net operating loss carry forwards of which $6.8 million will expire in 2021 and the remainder (foreign) have an indefinite carry forward period. The Company also has foreign tax credit carry forwards of approximately $2.1 million which expire between 2003 and 2007. The Company also has alternative minimum tax credit carry forwards of approximately $6.6 million for which there is no expiration date.

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

                                  For the year ended December 31, 2002
                         -------------------------------------------------------
                           Engine   Temperature  European    Other      Consoli-
(IN THOUSANDS)           Management   Control     Group    Adjustments   dated
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
--------------------------------------------------------------------------------

                                   For the year ended December 31, 2001
                         -------------------------------------------------------
                           Engine   Temperature  European    Other      Consoli-
(IN THOUSANDS)           Management   Control     Group    Adjustments   dated
--------------------------------------------------------------------------------

Net Sales                 $285,498   $269,856    $33,449     $ 2,849    $591,652
--------------------------------------------------------------------------------
Depreciation and
  amortization               9,649      6,462      1,961         837      18,909
--------------------------------------------------------------------------------
Operating income            26,432      3,624     (1,718)    (13,215)     15,123
--------------------------------------------------------------------------------
Investment in equity
  affiliates                   105       --          166       1,878       2,149
--------------------------------------------------------------------------------
Capital expenditures         4,724      6,781        775       1,460      13,740
--------------------------------------------------------------------------------
Total Assets              $233,564   $182,083    $40,407     $53,375    $509,429
--------------------------------------------------------------------------------

                                   For the year ended December 31, 2000
                         -------------------------------------------------------
                           Engine   Temperature  European    Other      Consoli-
(IN THOUSANDS)           Management   Control     Group    Adjustments   dated
--------------------------------------------------------------------------------

Net Sales                 $288,240   $270,848    $38,310     $ 3,994    $601,392
--------------------------------------------------------------------------------
Depreciation and
amortization                10,293      6,116      1,902         611      18,922
--------------------------------------------------------------------------------
Operating income            37,974     11,513        517     (19,293)     30,711
--------------------------------------------------------------------------------
Investment in equity
affiliates                     105       --           96       1,755       1,956
--------------------------------------------------------------------------------
Capital expenditures1        8,914      6,454        380         904      16,652
--------------------------------------------------------------------------------
Total Assets              $265,336   $224,410    $39,321     $20,329    $549,396
--------------------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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
--------------------------------------------------------------------------------

                                                          LONG LIVED ASSETS
                                                  ------------------------------
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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
     (AS RESTATED)

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

INTEREST RATE SWAPS

The fair value of the Company's financial instruments are based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The estimated fair values of the Company's financial instruments are as follows:

DECEMBER 31, 2002                                    CARRYING             FAIR
(IN THOUSANDS)                                        AMOUNT             VALUE
--------------------------------------------------------------------------------
Cash and cash equivalents                            $  9,690          $  9,690
Marketable securities                                   7,200             7,200
Long-term debt                                        (97,299)          (80,188)
Interest rate swaps                                    (1,905)           (1,905)
--------------------------------------------------------------------------------

DECEMBER 31, 2001                                    CARRYING             FAIR
(IN THOUSANDS)                                        AMOUNT             VALUE
--------------------------------------------------------------------------------
Cash and cash equivalents                            $  7,496          $  7,496
Marketable securities                                   7,200             7,200
Long-term debt                                        (95,060)          (70,730)
Interest rate swaps                                    (2,045)           (2,045)
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
--------------------------------------------------------------------------------

At December 31, 2002, the Company is obligated to make minimum rental payments through 2011, under operating leases which are as follows :

(IN THOUSANDS)
--------------------------------------------------------------------------------
2003 ....................$7,706                   2006 .............. 3,736
2004 .................... 6,320                   2007 .............. 2,558
2005 .................... 5,336             Thereafter .............. 4,112
--------------------------------------------------------------------------------
                                            Total ..................$29,768
--------------------------------------------------------------------------------

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

(IN THOUSANDS)
--------------------------------------------------------------------------------
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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

19. SUBSEQUENT EVENTS (UNAUDITED)

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
                                  Dec. 31,    Sept. 30,   June 30,   Mar. 31,
Quarter Ended                       2002        2002        2002        2002
--------------------------------------------------------------------------------
Net Sales                         $107,856    $183,631    $180,629    $ 126,321
--------------------------------------------------------------------------------
Gross Profit                        29,127      50,608      46,833       30,976
--------------------------------------------------------------------------------
Earnings (loss) from continuing
operations                          (8,087)      9,832       6,267       (1,921)
--------------------------------------------------------------------------------
Loss from discontinued
operation, net of taxes               (254)    (16,918)       (806)        (319)
--------------------------------------------------------------------------------
Cumulative effect of accounting
change, net of taxes                  --          --          --        (18,350)
--------------------------------------------------------------------------------
Net Earnings (loss)               $ (8,341)   $ (7,086)   $  5,461    $ (20,590)
--------------------------------------------------------------------------------

Net Earnings (loss) from continuing operations per common share:
Basic                             $   (.68)   $    .82    $    .53    $    (.16)
Diluted                           $   (.68)   $    .72    $    .48    $    (.16)
--------------------------------------------------------------------------------
Net Earnings (loss) per common share:
Basic                             $   (.70)   $   (.59)   $    .46    $   (1.74)
Diluted                           $   (.70)   $   (.42)   $    .43    $   (1.74)
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  Dec. 31,    Sept. 30,   June 30,     Mar. 31,
Quarter Ended                       2001         2001       2001         2001
--------------------------------------------------------------------------------
Net Sales                         $ 96,432    $157,590    $183,167    $ 154,463
--------------------------------------------------------------------------------
Gross Profit                        18,642      41,151      41,831       37,431
--------------------------------------------------------------------------------
Earnings (loss) from
continuing operations               (6,330)      3,748        (522)         619
--------------------------------------------------------------------------------
Net Earnings (loss)               $ (6,330)   $  3,748    $   (522)   $     619
--------------------------------------------------------------------------------
Net Earnings (loss) from
  continuing operations
per common share:
Basic                             $  (0.54)   $   0.32    $  (0.05)   $    0.05
Diluted                           $  (0.54)   $   0.32    $  (0.05)   $    0.05
--------------------------------------------------------------------------------
Net Earnings (loss)
per common share:
Basic                             $  (0.54)   $   0.32    $  (0.05)   $    0.05
Diluted                           $  (0.54)   $   0.32    $  (0.05)   $    0.05
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

21. RESTATEMENT

During the third quarter of 2003, we re-examined the provisions of our revolving credit facility. Based on the applicable accounting rules and certain provisions in the Credit Agreement, we are required to reclassify our credit facility from long-term to short-term debt,though the existing credit facility does not mature until 2008. As a result, we reclassified $76,249 and $106,790 (in thousands) as of December 31, 2002 and 2001, respectively, from long-term debt to notes payable which is classified as current liabilities.

A summary of the effects of the restatement on our Consolidated Balance Sheets as of December 31, 2002 and 2001 follows:

(IN THOUSANDS)                 December 31, 2002          December 31, 2001
                          ------------------------------------------------------
                          As Previously      As       As Previously      As
                            Reported      Restated      Reported      Restated
--------------------------------------------------------------------------------
Notes payable              $    3,369     $ 79,618     $   4,075      $ 110,865
Total current liabilities     111,428      187,677       100,593        207,383
Long-term debt                169,440       93,191       200,066         93,276
Total non-current
liabilities                $  225,449     $149,200    $ 223,149      $ 116,359

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

          (3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K: See "Exhibit Index" beginning on page 34.


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

10.9 Change of Control Agreement dated December 12, 2001 between Standard Motor Products, Inc. and John Gethin.

10.10 Change of Control Agreement dated December 12, 2001 between Standard Motor Products, Inc. and James Burke.

21.       List of Subsidiaries of Standard Motor Products, Inc.

23        Consent of Independent Auditors - KPMG LLP

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STANDARD MOTOR PRODUCTS, INC.
                                                (COMPANY)

                           /s/ LAWRENCE I. SILLS
                               -------------------------
                                Lawrence I. Sills
                                Chairman, Chief Executive Officer and Director

                           /s/ JAMES J. BURKE
                               -------------------------
                                James J. Burke
                                Vice President, Finance; Chief Financial Officer


                            New York, New York
                            November 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


November 19, 2003          /s/   LAWRENCE I. SILLS
                                 ------------------------
                                 Lawrence I. Sills
                                 Chairman, Chief  Executive Officer and Director

November 19, 2003          /s/   ARTHUR D. DAVIS
                                 ---------------
                                 Arthur D. Davis, Vice Chairman and Director

November 19, 2003          /s/   MARILYN F. CRAGIN
                                 -------------------------
                                 Marilyn F. Cragin, Director

November 19, 2003          /s/   SUSAN F. DAVIS
                                 --------------
                                 Susan F. Davis, Director

November 19, 2003          /s/   ARTHUR S. SILLS
                                 ---------------
                                 Arthur S. Sills, Director

November 19, 2003          /s/   PETER J. SILLS
                                 --------------
                                 Peter J. Sills, Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of February 24, 2003, except as to note 21, which is as of November 17, 2003, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K/A for the year 2002. Our report contains an explanatory paragraph that the Company adopted Emerging Issues Task Force Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS) and Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of January 1, 2002. Our report also indicates that these consolidated financial statements have been revised to account for the loss on early extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which was adopted by the Company as of January 1, 2003. Our report also indicates that the Company's consolidated balance sheets as of December 31, 2002 and 2001 have been restated to classify certain debt as current. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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



New York, New York
February 24, 2003


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2002, 2001 and 2000

                                                              ADDITIONS
                                                              ---------
                                     BALANCE AT     CHARGED TO
                                      BEGINNING     COSTS AND                                          BALANCE AT
              DESCRIPTION              OF YEAR       EXPENSES          OTHER          DEDUCTIONS      END OF YEAR
              -----------              -------       --------          -----          ----------      -----------

YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful accounts   $  2,917,000   $    489,000   $         162,000   $       --     $  3,568,000
  Allowance for discounts .......      1,445,000           --                  --          131,000      1,314,000
                                    ------------   ------------   -----------------   ------------   ------------
                                    $  4,362,000   $    489,000   $         162,000   $    131,000   $  4,882,000
                                    ============   ============   =================   ============   ============

Allowance for sales returns .....   $ 18,167,000   $ 73,030,000   $            --     $ 74,856,000   $ 16,341,000
                                    ============   ============   =================   ============   ============

Allowance for inventory valuation   $ 13,895,000   $  1,265,000   $            --     $    869,000   $ 14,291,000
                                    ============   ============   =================   ============   ============


YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts   $  2,979,000   $    598,000   $            --     $    660,000   $  2,917,000
  Allowance for discounts .......      1,598,000           --                  --          153,000      1,445,000
                                    ------------   ------------   -----------------   ------------   ------------
                                    $  4,577,000   $    598,000   $            --     $    813,000   $  4,362,000
                                    ============   ============   =================   ============   ============

Allowance for sales returns .....   $ 17,693,000   $ 94,122,000   $            --     $ 93,648,000   $ 18,167,000
                                    ============   ============   =================   ============   ============

Allowance for inventory valuation   $ 12,930,000   $  4,387,000   $            --     $  3,422,000   $ 13,895,000
                                    ============   ============   =================   ============   ============


YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts   $  2,619,000   $    699,000   $            --     $    339,000   $  2,979,000
  Allowance for discounts .......      1,992,000           --                              394,000      1,598,000
                                    ------------   ------------   -----------------   ------------   ------------
                                    $  4,611,000   $    699,000   $            --     $    733,000   $  4,577,000
                                    ============   ============   =================   ============   ============

Allowance for sales returns .....   $ 22,698,000   $100,403,000   $            --     $105,408,000   $ 17,693,000
                                    ============   ============   =================   ============   ============

Allowance for inventory valuation   $ 13,766,000   $  3,165,000   $            --     $  4,001,000   $ 12,930,000
                                    ============   ============   =================   ============   ============
