Form 10-Q/A
period 2003-03-31
STANDARD MOTOR PRODUCTS INC
filed 2003-11-19
CIK 93389

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No  [ ]

As of the close of business on April 30, 2003 there were 12,558,009 outstanding shares of the Registrant's Common Stock, par value $2.00 per share.

================================================================================

                                EXPLANATORY NOTE


This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as originally filed on May 15, 2003, is being filed to amend and reflect the restatement of our Consolidated Balance Sheets as March 31, 2003 and December 31, 2002. During the third quarter of 2003, we re-examined the provisions of our revolving credit facility. Based on the applicable accounting rules and certain provisions in the Credit Agreement, we are required to reclassify our credit facility from long-term to short-term debt, though the existing credit facility does not mature until 2008. As a result, we reclassified $109,562 and $76,249 (in thousands) as of March 31, 2003 and December 31, 2002, respectively, from long-term debt to notes payable which is classified as current liabilities. See Note 15 of Notes to Consolidated Financial Statements for further discussion. Each item of the Quarterly Report on Form 10-Q as filed on May 15, 2003 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                          PART I - FINANCIAL INFORMATION                                 PAGE NO.
                                                                                         --------
Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets (As Restated)
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


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (As Restated)
              (In thousands, except for shares and per share data)

                                                                              March 31,         December 31,
                                                                                2003                2002
                                                                            -----------         ------------
      ASSETS                                                                (Unaudited)
Current assets:
      Cash and cash equivalents                                                  $ 7,254             $ 9,690
      Marketable securities                                                        7,200               7,200
      Accounts receivable, net of
        allowance for doubtful accounts and
        discounts of $5,726 (2002 - $4,882) (Note 7)                             140,636             117,644
      Inventories (Notes 5 and 7)                                                179,572             174,785
      Deferred income taxes                                                       12,122              12,213
      Prepaid expenses and other current assets                                    7,275               6,828
                                                                            -------------       -------------
             Total current assets                                                354,059             328,360
                                                                            -------------       -------------

Property, plant and equipment, net of
      accumulated depreciation (Notes 6 and 7)                                   101,183             103,822
Goodwill, net (Note 3)                                                            16,683              16,683
Other assets                                                                      42,420              41,893
                                                                            -------------       -------------
             Total assets                                                       $514,345            $490,758
                                                                            =============       =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable (Notes 7 and 15)                                            $114,265             $79,618
      Current portion of long-term debt (Note 7)                                   3,755               4,108
      Accounts payable                                                            41,233              35,744
      Sundry payables and accrued expenses                                        30,769              39,723
      Accrued customer returns                                                    13,831              16,341
      Payroll and commissions                                                      6,860              12,143
                                                                            -------------       -------------
             Total current liabilities                                           210,713             187,677
                                                                            -------------       -------------

Long-term debt (Notes 7 and 15)                                                   93,039              93,191
Postretirement medical benefits
      and other accrued liabilities                                               31,437              30,414
Accrued asbestos liabilities                                                      25,577              25,595
                                                                            -------------       -------------
             Total liabilities                                                   360,766             336,877
                                                                            -------------       -------------
Commitments and contingencies (Notes 7,8,10,12 and 14)
Stockholders' equity (Notes 7,8,9,10 and 12):
      Common stock - par value $2.00 per share:
        Authorized - 30,000,000 shares, issued and
        outstanding 12,033,009 and 11,957,009 shares
        in 2003 and 2002, respectively)                                           26,649              26,649
      Capital in excess of par value                                               1,565               1,764
      Retained earnings                                                          146,655             148,686
      Accumulated other comprehensive loss                                        (1,800)             (2,581)
      Treasury stock - at cost (1,291,467 and 1,367,467
        shares in 2003 and 2002, respectively)                                   (19,490)            (20,637)
                                                                            -------------       -------------
             Total stockholders' equity                                          153,579             153,881
                                                                            -------------       -------------
             Total liabilities and stockholders' equity                         $514,345            $490,758
                                                                            =============       =============


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                                           Three Months Ended
                                                                               March 31,
                                                                         2003             2002
                                                                     --------------   --------------
                                                                               (Unaudited)
Net sales                                                                $ 135,725        $ 126,321
Cost of sales                                                              101,185           95,151
                                                                     --------------   --------------
     Gross profit                                                           34,540           31,170
Selling, general and administrative expenses                                32,212           31,063
                                                                     --------------   --------------
     Operating income                                                        2,328              107
Other income (expense) - net                                                  (274)             668
Interest expense                                                             3,018            3,462
                                                                     --------------   --------------

     Loss from continuing operations before taxes                             (964)          (2,687)
Income tax benefit                                                            (357)            (766)
                                                                     --------------   --------------
     Loss from continuing operations                                          (607)          (1,921)
Loss from discontinued operation, net of tax                                  (348)            (319)
                                                                     --------------   --------------
     Loss before cumulative effect of accounting change                       (955)          (2,240)
Cumulative effect of accounting change, net of tax (Note 3)                      -          (18,350)
                                                                     --------------   --------------

     Net loss                                                                 (955)         (20,590)

Retained earnings at beginning of period                                   148,686          183,532
                                                                     --------------   --------------

                                                                           147,731          162,942

Less: cash dividends for period                                              1,076            1,064
                                                                     --------------   --------------

Retained earnings at end of period                                       $ 146,655        $ 161,878
                                                                     ==============   ==============
Per share data:

Net loss per common share - basic:
     Loss per share from continuing operations                             $ (0.05)         $ (0.16)
     Discontinued operation                                                  (0.03)           (0.03)
     Cumulative effect of accounting change                                      -            (1.55)
                                                                     --------------   --------------
     Net loss per common share - basic                                     $ (0.08)         $ (1.74)
                                                                     ==============   ==============

Net loss per common share - diluted:
     Loss per share from continuing operations                             $ (0.05)         $ (0.16)
     Discontinued operation                                                  (0.03)           (0.03)
     Cumulative effect of accounting change                                      -            (1.55)
                                                                     --------------   --------------
     Net loss per common share - diluted                                   $ (0.08)         $ (1.74)
                                                                     ==============   ==============

Average number of common shares                                         11,972,853       11,827,636
                                                                     ==============   ==============

Average number of common and dilutive shares                            11,972,853       11,827,636
                                                                     ==============   ==============

See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       March 31,
                                                                                         ------------------------------------
                                                                                              2003                 2002
                                                                                         ---------------      ---------------
                                                                                                      (Unaudited)
   Cash flows from operating activities:
   Net loss                                                                                      $ (955)           $ (20,590)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                4,026                3,898
     Gain on sale of property, plant & equipment                                                      -                 (140)
     Equity (income) loss from joint ventures                                                        72                 (113)
     Employee stock ownership plan allocation                                                       251                  163
     Cumulative effect of accounting change, net of tax                                               -               18,350
   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                                       (22,992)             (29,615)
     Increase in inventories                                                                     (4,787)              (6,100)
     Decrease (Increase) in prepaid expenses and other current assets                               331               (1,335)
     (Increase) Decrease in other assets                                                           (599)               5,748
     Increase in accounts payable                                                                 5,489               17,675
     Decrease in sundry payables and accrued expenses                                            (8,954)              (1,978)
     (Decrease) Increase in other liabilities                                                    (6,148)                 433
                                                                                         ---------------      ---------------

     Net cash used in operating activities                                                      (34,266)             (13,604)
                                                                                         ---------------      ---------------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                           58                  513
     Capital expenditures                                                                        (1,715)              (2,508)
     Payments for acquisitions, net of cash acquired                                                  -               (4,831)
                                                                                         ---------------      ---------------

     Net cash used in investing activities                                                       (1,657)              (6,826)
                                                                                         ---------------      ---------------
 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                              34,647               17,215
     Principal payments and retirement of long-term debt                                           (505)                (288)
     Proceeds from exercise of employee stock options                                                10                   74
     Dividends paid                                                                              (1,076)              (1,064)
                                                                                         ---------------      ---------------
    Net cash  provided by financing activities                                                   33,076               15,937
                                                                                         ---------------      ---------------
 Effect of exchange rate changes on cash                                                            411                 (483)
 Net decrease in cash and cash equivalents                                                       (2,436)              (4,976)
 Cash and cash equivalents at beginning of the period                                             9,690                7,496
                                                                                         ---------------      ---------------
 Cash and cash equivalents at end of the period                                                 $ 7,254              $ 2,520
                                                                                         ===============      ===============

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                                   $ 4,495              $ 4,971
                                                                                         ===============      ===============
     Income taxes                                                                               $ 1,055                $ 121
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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

NOTE 5.  INVENTORIES

                                           March 31,           December 31,
                                             2003                 2002
                                          (unaudited)
                                        ----------------    -----------------
                                          (in thousands)
   Finished Goods                             $ 142,111            $ 141,487
   Work in Process                                2,598                2,417
   Raw Materials                                 34,863               30,881
                                        ----------------    -----------------

                    Total inventories         $ 179,572            $ 174,785
                                        ================    =================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                                                 March 31,              December 31,
                                                                    2003                    2002
                                                                (unaudited)
                                                            ---------------------    --------------------
                                                                           (in thousands)
   Land, buildings and improvements                                      $66,435               $  66,200
   Machinery and equipment                                               121,012                 120,655
   Tools, dies and auxiliary equipment                                    20,114                  19,962
   Furniture and fixtures                                                 25,656                  25,831
   Computer software                                                      12,165                  12,120
   Leasehold improvements                                                  7,152                   7,164
   Construction in progress                                                4,753                   4,169
                                                            ---------------------    --------------------
                                                                         257,287                 256,101
   Less: accumulated depreciation and amortization                       156,104                 152,279
                                                            ---------------------    --------------------
            Total property, plant and equipment - net                  $ 101,183               $ 103,822
                                                            =====================    ====================

NOTE 7.  CREDIT FACILITIES AND LONG-TERM DEBT (AS RESTATED)

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

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under this revolving credit facility, classified as current liabilities, was $109.6 million and $76.2 million at March 31, 2003 and December 31, 2002, respectively. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter through June 30, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

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

                                                     March 31,            December 31, 2002
                                                        2003
                                                    (unaudited)
                                              ---------------------    --------------------
Long Term Debt Consists of:                                  (in thousands)
6.75% convertible subordinated debentures                 $ 90,000               $  90,000
Other                                                        6,794                   7,299
                                              ---------------------    --------------------
                                                            96,794                  97,299
Less: current portion                                        3,755                   4,108
                                              ---------------------    --------------------
Total non-current portion of
   long-term debt                                         $ 93,039               $  93,191
                                              =====================    ====================

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

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                           ------------------- -- -------------------
                                                                  2003                   2002
                                                                  ----                   ----
                                                                           (in thousands)
   Net loss as reported                                              $  (955)              $(20,590)
   Foreign currency translation adjustments                               457                  (207)
   Change in fair value of interest rate swap agreements                  324                    986
                                                            ------------------    -------------------
   Total comprehensive loss, net of taxes                            $  (174)              $(19,811)
                                                            ==================    ===================

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

If the Company accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ---------------------------
                                                                       2003               2002
                                                                       ----                ----
                                                                         (in thousands, except
                                                                           per share amounts)

   Net loss, as reported                                             $   (955)          $(20,590)
   Less: Total stock-based employee compensation expense
     determined under fair value method for all awards, net
     of related tax effects                                               (34)               (59)
                                                                     --------           --------
   Pro forma net loss                                                $   (989)          $(20,649)
                                                                     ========           ========
   Loss per share:
     Basic and diluted - as reported                                 $  (0.08)          $  (1.74)
                                                                     ========           ========
     Basic and diluted - pro forma                                   $  (0.08)          $  (1.75)
                                                                     ========           ========

At March 31, 2003, in aggregate 1,265,441 shares of authorized but unissued common stock were reserved for issuance under the Company's stock option plans.

NOTE 11.  EARNINGS (LOSS) PER SHARE

Following are reconciliations of the earnings (loss) available to common stockholders and the shares used in calculating basic and dilutive net earnings
(loss) per common share:

                                                                           Three Months Ended
                                                                               March 31,
                                                                             (Unaudited)
                                                               -------------------    -------------------
                                                                      2003                   2002
                                                                      ----                   ----
                                                                  (in thousands, except share amounts)
   Loss from continuing operations                                         $(607)              $ (1,921)
   Loss from discontinued operation                                         (348)                  (319)
   Cumulative effect of accounting change                                       -               (18,350)
                                                               -------------------    -------------------
   Net loss available to common stockholders                               $(955)             $ (20,590)
                                                               ===================    ===================

   Weighted average common shares outstanding - basic                  11,972,853             11,827,636
   Dilutive effect of stock options                                             -                      -
                                                               -------------------    -------------------
   Weighted average common shares outstanding - diluted                11,972,853             11,827,636
                                                               ===================    ===================


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                                              Three Months Ended
                                                  March 31,
                                      ----------------     --------------
                                           2003                2002
                                           ----                ----

   Stock options                            1,001,908            720,752
   Convertible debentures                   2,796,120          2,796,120
                                      ================     ==============

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

NOTE 13.  INDUSTRY SEGMENTS

The Company's three reportable operating segments are Engine Management, Temperature Control and Europe.

                                                  Three Months Ended March 31,
                         -------------------------------------------------------------------------------
                                           2003                                    2002
                         ----------------------------------------- -------------------------------------
                                                 OPERATING                           OPERATING INCOME
                            NET SALES           INCOME(LOSS)         NET SALES             (LOSS)
                                                         (in thousands)
Engine Management                $ 78,806             $ 9,652           $ 67,979                $ 7,140
Temperature Control                45,762             (2,193)             49,325                (2,148)
Europe                             10,540               (486)              8,102                    217
All Other                             617             (4,645)                915                (5,102)
                         -----------------    ----------------     --------------    -------------------
Consolidated                    $ 135,725             $ 2,328           $126,321                 $  107
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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table provides the changes in the Company's product warranties:

                                                             (in thousands)
Balance at January 1, 2003                                          $ 10,360
Liabilities accrued for current year sales                            10,165
Settlements of warranty claims                                       (9,220)
                                                            -----------------
Balance at March 31, 2003                                           $ 11,305
                                                            =================

NOTE 15.  RESTATEMENT

During the third quarter of 2003, we re-examined the provisions of our revolving credit facility. Based on the applicable accounting rules and certain provisions in the Credit Agreement, we are required to reclassify our credit facility from long-term to short-term debt, though the existing credit facility does not mature until 2008. As a result, we reclassified $109,562 and $76,249 (in thousands) as of March 31, 2003 and December 31, 2002, respectively, from long-term debt to notes payable which is classified as current liabilities.

A summary of the effects of the restatement on our Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 are as follows:

                                                     March 31, 2003                        December 31, 2002
                                        -------------------------------------    -------------------------------------
(IN THOUSANDS)
                                         As Previously              As             As Previously              As
                                            Reported             Restated            Reported              Restated
                                        -----------------    ----------------    ----------------      ---------------
Notes payable                                    $ 4,703            $114,265             $  3,369              $79,618
Total current liabilities                        101,151             210,713              111,428              187,677
Long-term debt                                   202,601              93,039              169,440               93,191
Total non-current liabilities                  $ 259,615            $150,053           $ 225, 449            $ 149,200

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

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter through June 30, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

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

On July 26, 1999, we issued our convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short-term bank borrowings and repurchase a portion of our common stock.

We are contractually obligated to make certain payments as disclosed in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Note that our preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculate the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS 106. The key assumptions used in making these calculations are disclosed in Notes 12 and 13 of our Annual Report on Form 10-K/A for the year ended December 31, 2002. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002.

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


                                          STANDARD MOTOR PRODUCTS, INC.
                                               (Registrant)



         (Date): November 19, 2003            /S/ JAMES J. BURKE
                                              ---------------------------
                                              Vice President Finance,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)