Form 10-Q/A
period 2003-06-30
STANDARD MOTOR PRODUCTS INC
filed 2003-11-19
CIK 93389

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


                                 (718) 392-0200
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)



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

                                EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as originally filed on August 14, 2003, is being filed to amend and reflect the restatement of our Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002. During the third quarter of 2003, we re-examined the provisions of our revolving credit facility. Based on the applicable accounting rules and certain provisions in the Credit Agreement, we are required to reclassify our credit facility from long-term to short-term debt, though the existing credit facility does not mature until 2008. As a result, we reclassified $157,947 and $76,249 (in thousands) as of June 30, 2003 and December 31, 2002, respectively, from long-term debt to notes payable which is classified as current liabilities. See Note 15 of Notes to Consolidated Financial Statements for further discussion. Each item of the Quarterly Report on Form 10-Q as filed on August 14, 2003 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                                 PART I - FINANCIAL INFORMATION                        PAGE NO.
                                                                                       --------
Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets (As Restated)
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



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (As Restated)
              (In thousands, except for shares and per share data)

                                                                              June 30,         December 31,
                                                                               2003               2002
                                                                          ---------------------------------
      ASSETS                                                                (Unaudited)
Current assets:
      Cash and cash equivalents                                                $ 7,404             $ 9,690
      Marketable securities                                                      5,700               7,200
      Accounts receivable, net of
        allowance for doubtful accounts and
        discounts of $9,268 (2002 - $4,882) (Note 7)                           257,564             117,644
      Inventories (Notes 5 and 7)                                              264,311             174,785
      Deferred income taxes                                                     12,048              12,213
      Prepaid expenses and other current assets                                  6,965               6,828
                                                                          -------------       -------------
             Total current assets                                              553,992             328,360
                                                                          -------------       -------------
Property, plant and equipment, net of
      accumulated depreciation (Notes 6 and 7)                                 116,911             103,822
Goodwill, net (Notes 3 and 4)                                                   79,867              16,683
Other assets                                                                    40,649              41,893
                                                                          -------------       -------------
             Total assets                                                     $791,419            $490,758
                                                                          =============       =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable (Notes 7 and 15)                                          $161,590             $79,618
      Current portion of long-term debt (Note 7)                                 3,958               4,108
      Accounts payable                                                          78,277              35,744
      Sundry payables and accrued expenses (Note 4)                             73,819              39,723
      Accrued customer returns                                                  35,607              16,341
      Payroll and commissions                                                   13,976              12,143
                                                                          -------------       -------------
             Total current liabilities                                         367,227             187,677
                                                                          -------------       -------------
Long-term debt (Notes 7 and 15)                                                114,984              93,191
Postretirement medical benefits
      and other accrued liabilities                                             32,856              30,414
Restructuring accrual (Note 4)                                                  20,200                   -
Accrued asbestos liabilities (Note 14)                                          25,287              25,595
                                                                          -------------       -------------
             Total liabilities                                                 560,554             336,877
                                                                          -------------       -------------
Commitments and contingencies (Notes 4,7,8,10,12 and 14)
Stockholders' equity (Notes 4,7,8,9,10 and 12):
      Common stock - par value $2.00 per share:
        Authorized - 30,000,000 shares,
        issued 20,453,236 and 13,324,476 shares
        in 2003 and 2002, respectively)                                         40,906              26,649
      Capital in excess of par value                                            58,139               1,764
      Retained earnings                                                        149,439             148,686
      Accumulated other comprehensive income (loss)                              1,765              (2,581)
      Treasury stock - at cost (1,284,428 and 1,367,467
        shares in 2003 and 2002, respectively)                                 (19,384)            (20,637)
                                                                          -------------       -------------
             Total stockholders' equity                                        230,865             153,881
                                                                          -------------       -------------
             Total liabilities and stockholders' equity                       $791,419            $490,758
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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                  June 30,
                                                                                     ---------------------------------
                                                                                         2003               2002
                                                                                     --------------     --------------
                                                                                                 (Unaudited)
   Cash flows from operating activities:
   Net income (loss)                                                                       $ 2,912          $ (15,129)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                                           8,028              7,872
     Loss (gain) on sale of property, plant & equipment                                        134               (140)
     Equity (income) loss from joint ventures                                                  115               (263)
     Employee stock ownership plan allocation                                                  504                584
     Loss from discontinued operation, net of tax                                              781              1,125
     Cumulative effect of accounting change, net of tax                                          -             18,350
   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                                  (75,786)           (88,527)
     (Increase) decrease in inventories                                                     (2,218)            10,290
     Decrease (increase) in prepaid expenses and other current assets                          971             (1,776)
     Decrease in other assets                                                                2,632              5,983
     Increase in accounts payable                                                           13,918             19,955
     Increase in sundry payables and accrued expenses                                        1,044              8,228
     Increase in other liabilities                                                           2,252              7,129
                                                                                     --------------     --------------

     Net cash used in operating activities                                                 (44,713)           (26,319)
                                                                                     --------------     --------------

 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                      77                513
     Capital expenditures                                                                   (3,617)            (4,275)
     Payments for acquisitions, net of cash acquired                                       (99,336)           (17,715)
                                                                                     --------------     --------------

     Net cash used in investing activities                                                (102,876)           (21,477)
                                                                                     --------------     --------------

 Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                         81,972             40,004
     Borrowings under new long term debt                                                    10,000              5,419
     Principal payments and retirement of long-term debt                                    (3,482)              (587)
     Proceeds from the issuance of common stock                                             55,730                  -
     Proceeds from exercise of employee stock options                                           27                412
     Dividends paid                                                                         (2,159)            (2,138)
                                                                                     --------------     --------------

    Net cash  provided by financing activities                                             142,088             43,110
                                                                                     --------------     --------------

 Effect of exchange rate changes on cash                                                     3,215                776

 Net decrease in cash and cash equivalents                                                  (2,286)            (3,910)

 Cash and cash equivalents at beginning of the period                                        9,690              7,496
                                                                                     --------------     --------------

 Cash and cash equivalents at end of the period                                            $ 7,404            $ 3,586
                                                                                     ==============     ==============

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                              $ 6,378            $ 7,266
                                                                                     ==============     ==============
     Income taxes                                                                          $ 1,990              $ 324
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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                      -----------------------------    -------------------------------
                                                         2003             2002             2003              2002
                                                         ----             ----             ----              ----
                                                                              (in thousands)
   Net sales                                          $   235,528      $  255,302        $445,582         $ 449,197
   Earnings (loss) before cumulative effect of
   accounting change                                  $       986      $   (2,826)       $    442         $ (15,382)
   Net income (loss)                                  $       986      $   (2,826)       $    442         $ (33,732)

   Net earnings (loss) per common share:
   Net earnings (loss) - Basic                        $      0.05      $    (0.15)       $   0.02         $   (1.78)
   Net earnings (loss) - Diluted                      $      0.05      $    (0.15)       $   0.02         $   (1.78)

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

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under this revolving credit facility, classified as current liabilities, was $157.9 million and $76.2 million at June 30, 2003 and December 31, 2002, respectively. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our revolving credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) at the end of each fiscal quarter through

December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

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

                                                       June 30,            December 31, 2002
                                                         2003
                                                     (unaudited)
                                                 ---------------------   --------------------
   Long Term Debt Consists of:                                  (in thousands)
   6.75% convertible subordinated debentures               $   90,000               $  90,000
   Unsecured promissory note                                   15,125                       -
   Mortgage loan                                               10,000                       -
   Other                                                        3,817                   7,299
                                                 ---------------------    --------------------
                                                              118,942                  97,299
   Less: current portion                                        3,958                   4,108
                                                 ---------------------    --------------------
   Total non-current portion of
      long-term debt                                       $  114,984               $  93,191
                                                 =====================    ====================

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

If we accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net income
(loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                            ----------------------           -----------------------
                                                            2003              2002           2003              2002
                                                            ----              ----           ----              ----
                                                                     (in thousands, except per share amounts)
   Net income (loss), as reported                           $ 3,867          $ 5,461         $ 2,912      $  (15,129)
   Less: Total stock-based employee compensation
   expense determined under fair value method
     for all awards, net of related tax effects                 (34)             (59)            (68)           (118)
                                                            -------          -------         -------      ----------
   Pro forma net income (loss)                              $ 3,833          $ 5,402         $ 2,844      $  (15,247)
                                                            =======          =======         =======      ==========
   Income (loss) per share:
     Basic - as reported                                    $  0.31          $  0.46         $  0.24      $    (1.27)
                                                            =======          =======         =======      ==========
     Basic - pro forma                                      $  0.31          $  0.45         $  0.23      $    (1.28)
                                                            =======          =======         =======      ==========
     Diluted - as reported                                  $  0.31          $  0.43         $  0.24      $    (1.26)
                                                            =======          =======         =======      ==========
     Diluted - pro forma                                    $  0.31          $  0.43         $  0.23      $    (1.27)
                                                            =======          =======         =======      ==========

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

NOTE 11.  EARNINGS (LOSS) PER SHARE

Following are reconciliations of the earnings (loss) available to common stockholders and the shares used in calculating basic and dilutive net earnings
(loss) per common share:

                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                              June 30,
                                                         (Unaudited)                           (Unaudited)
                                              -----------------------------------     --------------------------------
                                                    2003                2002              2003              2002
                                              ------------         ------------       -----------       ------------
                                                              (in thousands, except per share amounts)
        Earnings from continuing operations   $      4,300         $      6,267      $      3,693       $      4,346
        Loss from discontinued operations             (433)                (806)             (781)            (1,125)
        Cumulative effect of
            accounting change                         --                   --                --              (18,350)
                                              ------------         ------------      ------------       ------------
        Earnings available to common
        stockholders                                 3,867                5,461             2,912            (15,129)
        Effect of convertible debentures               911                  911              --                 --
                                              ------------         ------------      ------------       ------------
        Net income (loss) available to
        common stockholders                   $      4,778         $      6,372      $      2,912       $    (15,129)
                                              ============         ============      ============       ============

        Weighted average common shares
        outstanding - basic                     12,493,796           11,918,439        12,234,764         11,873,288
        Effect of convertible debentures         2,796,120            2,796,120              --                 --
        Dilutive effect of stock options            44,309              125,801            71,143            111,647
                                                                                     ------------       ------------
                                                                                     ------------       ------------
        Weighted average common shares
        outstanding - diluted                   15,334,225           14,840,360        12,305,907         11,984,935
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
                                                            =================

NOTE 15. RESTATEMENT

During the third quarter of 2003, we re-examined the provisions of our revolving credit facility. Based on the applicable accounting rules and certain provisions in the Credit Agreement, we are required to reclassify our credit facility from long-term to short-term debt, though the existing credit facility does not mature until 2008. As a result, we reclassified $157,947 and $76,249 (in thousands) as of June 30, 2003 and December 31, 2002, respectively, from long-term debt to notes payable which is classified as current liabilities.

A summary of the effects of the restatement on our Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 are as follows:

CONSOLIDATED BALANCE SHEETS                          June 30, 2003                         December 31, 2002
---------------------------             -------------------------------------   -------------------------------------
(IN THOUSANDS)                            As Previously              As             As Previously              As
                                            Reported             Restated            Reported              Restated
                                        -----------------   ----------------    ---------------       ---------------
Notes payable                                  $    3,643          $ 161,590           $  3,369              $79,618
Total current liabilities                         209,280            367,227            111,428              187,677
Long-term debt                                    272,931            114,984            169,440               93,191
Total non-current liabilities                  $  351,274          $ 193,327         $ 225, 449            $ 149,200


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

INVESTING ACTIVITIES. Cash used in investing activities was $102.9 million in the first six months of 2003, compared to $21.5 million in the same period of 2002. The increase is primarily due to the acquisition of Dana's EMG Business as discussed more fully in Note 4 of Notes to Consolidated Financial Statements.

FINANCING ACTIVITIES. Cash provided by financing activities was $142.1 million in the first six months of 2003, compared to $43.1 million in the same period of 2002. The increase is primarily due to increased borrowings under our revolving credit facility and issuance of our common stock, both used to finance the acquisition of Dana's EMG Business.

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


The following is a summary of our contractual commitments associated with our long-term debt and lease obligations, inclusive of our acquisition of Dana's EMG Business, as of June 30, 2003 (As Restated):

                                ------------------------------------------------------------
(IN THOUSANDS)                     2003          2004         2005        2006          2007        THEREAFTER     TOTAL
--------------------------------------------------------------------------------------------------------------------------
Principal payments of long
 term debt                      $  1,249       $  3,265    $    581    $    610     $    632       $112,605       $118,942
Operating  leases                  6,649         10,686       8,232       5,284        3,789         22,006         56,646
Interest rate swap agreements       --            1,086        --          --           --             --            1,086
                                --------       --------    --------    --------     --------       --------       --------

          Total commitments     $  7,898       $ 15,037    $  8,813    $  5,894     $  4,421       $134,611       $176,674
                                ========       ========    ========    ========     ========       ========       ========


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

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K/A for the year ended December 31, 2002. Note that our preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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


                                                 STANDARD MOTOR PRODUCTS, INC.
                                                 (Registrant)


         (Date): November 19, 2003               /S/ JAMES J. BURKE
                                                ----------------------
                                                Vice President Finance,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)