Form 10-Q
period 2003-09-30
STANDARD MOTOR PRODUCTS INC
filed 2003-11-19
CIK 93389

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                          COMMISSION FILE NUMBER 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                                   11-1362020
    -------------------------------                   -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

          37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.      11101
          ----------------------------------------       ----------
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

As of the close of business on October 31, 2003 there were 19,726,608 outstanding shares of the Registrant's Common Stock, par value $2.00 per share.


================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                       PART I - FINANCIAL INFORMATION                                   PAGE NO.
                                                                                                        --------
Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets
           September 30, 2003 (Unaudited) and December 31, 2002                                             3

           Consolidated Statements of Operations and Retained Earnings
           (Unaudited) for the Three Months and Nine Months Ended September 30, 2003                        4
           and 2002

           Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
           Ended September 30, 2003 and 2002                                                                5

           Notes to Consolidated Financial Statements (Unaudited)                                           6


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                           19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                      29

Item 4.    Controls and Procedures                                                                         29



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                               30

Item 6.    Exhibits and Reports on Form 8-K                                                                31

Signature                                                                                                  31


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)

                                                                            September 30,       December 31,
                                                                                2003               2002
                                                                          ---------------------------------
      ASSETS                                                                 (Unaudited)
Current assets:
      Cash and cash equivalents                                                $16,967             $ 9,690
      Marketable securities                                                          -               7,200
      Accounts receivable, net of
        allowance for doubtful accounts and
        discounts of $8,661 (2002 - $4,882) (Note 7)                           234,491             117,644
      Inventories (Notes 5 and 7)                                              252,065             174,785
      Deferred income taxes                                                     11,938              12,213
      Prepaid expenses and other current assets                                  8,915               6,828
                                                                          -------------       -------------
             Total current assets                                              524,376             328,360
                                                                          -------------       -------------
Property, plant and equipment, net of
      accumulated depreciation (Notes 6 and 7)                                 114,704             103,822
Goodwill, net (Notes 3 and 4)                                                   79,867              16,683
Other assets                                                                    40,993              41,893
                                                                          -------------       -------------
             Total assets                                                     $759,940            $490,758
                                                                          =============       =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable (Note 7)                                                  $123,304             $79,618
      Current portion of long-term debt (Note 7)                                 3,854               4,108
      Accounts payable                                                          65,598              35,744
      Sundry payables and accrued expenses (Note 4)                             81,688              39,723
      Accrued customer returns                                                  41,187              16,341
      Payroll and commissions                                                   18,590              12,143
                                                                          -------------       -------------
             Total current liabilities                                         334,221             187,677
                                                                          -------------       -------------

Long-term debt (Note 7)                                                        114,900              93,191
Postretirement medical benefits
      and other accrued liabilities                                             34,310              30,414
Restructuring accrual (Note 4)                                                  20,200                   -
Accrued asbestos liabilities (Note 14)                                          24,939              25,595
                                                                          -------------       -------------
             Total liabilities                                                 528,570             336,877
                                                                          -------------       -------------
Commitments and contingencies (Notes 4,7,8,10,12 and 14)
Stockholders' equity (Notes 4,7,8,9,10 and 12):
      Common stock - par value $2.00 per share:
        Authorized - 30,000,000 shares,
        issued 20,486,036 and 13,324,476 shares
        in 2003 and 2002, respectively)                                         40,972              26,649
      Capital in excess of par value                                            58,397               1,764
      Retained earnings                                                        149,162             148,686
      Accumulated other comprehensive income (loss)                              2,223              (2,581)
      Treasury stock - at cost (1,284,428 and 1,367,467
        shares in 2003 and 2002, respectively)                                 (19,384)            (20,637)
                                                                          -------------       -------------
             Total stockholders' equity                                        231,370             153,881
                                                                          -------------       -------------
             Total liabilities and stockholders' equity                       $759,940            $490,758
                                                                          =============       =============


          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                                      Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
                                                               ---------------------------------  ---------------------------------
                                                                    2003              2002             2003              2002
                                                               ---------------   ---------------  ---------------   ---------------
                                                                           (Unaudited)                        (Unaudited)
Net sales                                                           $ 214,479         $ 183,631        $ 516,329         $ 490,581
Cost of sales                                                         156,191           132,680          379,682           361,560
                                                               ---------------   ---------------  ---------------   ---------------

     Gross profit                                                      58,288            50,951          136,647           129,021
Selling, general and administrative expenses                           50,072            33,859          115,563            99,441
                                                               ---------------   ---------------  ---------------   ---------------

     Operating income                                                   8,216            17,092           21,084            29,580
Other income (expense) - net                                             (685)              969           (1,088)            1,725
Interest expense                                                        4,070             3,606           10,276            10,877
                                                               ---------------   ---------------  ---------------   ---------------

     Earnings from continuing operations before taxes                   3,461            14,455            9,720            20,428
Income tax expense                                                      1,419             4,623            3,985             6,250
                                                               ---------------   ---------------  ---------------   ---------------

     Earnings from continuing operations                                2,042             9,832            5,735            14,178
Loss from discontinued operation, net of tax                             (591)          (16,918)          (1,372)          (18,043)
                                                               ---------------   ---------------  ---------------   ---------------
     Earnings before cumulative effect of accounting change             1,451            (7,086)           4,363            (3,865)
Cumulative effect of accounting change, net of tax (Note 3)                 -                 -                -           (18,350)
                                                               ---------------   ---------------  ---------------   ---------------

     Net earnings (loss)                                                1,451            (7,086)           4,363           (22,215)
Retained earnings at beginning of period                              149,439           166,265          148,686           183,532
                                                               ---------------   ---------------  ---------------   ---------------

                                                                      150,890           159,179          153,049           161,317
Less: cash dividends for period                                         1,728             1,076            3,887             3,214
                                                               ---------------   ---------------  ---------------   ---------------
Retained earnings at end of period                                  $ 149,162         $ 158,103        $ 149,162         $ 158,103
                                                               ===============   ===============  ===============   ===============
Per share data:

Net earnings (loss) per common share - basic:
     Earnings per share from continuing operations                     $ 0.11            $ 0.82           $ 0.39            $ 1.19
     Discontinued operation                                             (0.03)            (1.41)           (0.09)            (1.52)
     Cumulative effect of accounting change                                 -                 -                -             (1.54)
                                                               ---------------   ---------------  ---------------   ---------------
     Net earnings (loss) per common share - basic                      $ 0.08           $ (0.59)          $ 0.30           $ (1.87)
                                                               ===============   ===============  ===============   ===============
Net earnings (loss) per common share - diluted:
     Earnings per share from continuing operations                     $ 0.11            $ 0.72           $ 0.39            $ 1.14
     Discontinued operation                                             (0.03)            (1.14)           (0.09)            (1.22)
     Cumulative effect of accounting change                                 -                 -                -             (1.24)
                                                               ---------------   ---------------  ---------------   ---------------
     Net earnings (loss) per common share - diluted                    $ 0.08           $ (0.42)          $ 0.30           $ (1.32)
                                                               ===============   ===============  ===============   ===============

Average number of common shares                                    19,194,121        11,954,928       14,580,042        11,900,800
                                                               ===============   ===============  ===============   ===============

Average number of common and dilutive shares                       19,218,855        14,859,401       14,634,466        14,805,121
                                                               ===============   ===============  ===============   ===============

See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              September 30,
                                                                                     ---------------------------------
                                                                                         2003               2002
                                                                                     --------------     --------------
                                                                                                (Unaudited)
   Cash flows from operating activities:
   Net income (loss)                                                                       $ 4,363          $ (22,215)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                          12,575             11,715
     Loss (gain) on sale of property, plant & equipment                                        338               (136)
     Equity income from joint ventures                                                        (214)              (607)
     Employee stock ownership plan allocation                                                  708                907
     Loss from discontinued operation, net of tax                                            1,372             18,043
     Cumulative effect of accounting change, net of tax                                          -             18,350
   Change in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable, net                                                  (51,780)           (72,757)
     Decrease in inventories                                                                10,028             21,072
     Decrease (Increase) in prepaid expenses and other current assets                        6,127             (4,026)
     Decrease (Increase) in other assets                                                       689               (674)
     Increase in accounts payable                                                            1,239             20,538
     Increase in sundry payables and accrued expenses                                        8,761             12,205
     Increase in other liabilities                                                          12,941             24,021
                                                                                     --------------     --------------
     Net cash provided by operating activities                                               7,147             26,436
                                                                                     --------------     --------------
 Cash flows from investing activities:
     Proceeds from the sale of property, plant & equipment                                      85                514
     Capital expenditures                                                                   (6,207)            (5,804)
     Payments for acquisitions, net of cash acquired                                       (99,336)           (19,455)
                                                                                     --------------     --------------
     Net cash used in investing activities                                                (105,458)           (24,745)
                                                                                     --------------     --------------
 Cash flows from financing activities:
     Net borrowings (payments) under line-of-credit agreements                              43,686               (441)
     Borrowings under new long term debt                                                    10,000              5,419
     Principal payments and retirement of long-term debt                                    (3,670)            (2,553)
     Proceeds from the issuance of common stock, net of issuance costs                      56,054                  -
     Proceeds from exercise of employee stock options                                           27                524
     Dividends paid                                                                         (3,887)            (3,214)
                                                                                     --------------     --------------

    Net cash  provided by (used in) financing activities                                   102,210               (265)
                                                                                     --------------     --------------
 Effect of exchange rate changes on cash                                                     3,378                750

 Net increase in cash and cash equivalents                                                   7,277              2,176

 Cash and cash equivalents at beginning of the period                                        9,690              7,496
                                                                                     --------------     --------------
 Cash and cash equivalents at end of the period                                           $ 16,967            $ 9,672
                                                                                     ==============     ==============

 Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                             $ 11,497           $ 12,506
                                                                                     ==============     ==============
     Income taxes                                                                          $ 2,530              $ 347
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

RESCISSION OF FASB STATEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations ("APB No. 30"). Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Effective January 1, 2003,

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

we adopted Statement No. 145, which did not have a material effect on our consolidated financial statements.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation No. 46"). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 applies to those enterprises no later than the end of the first interim or annual reporting period ending after December 15, 2003. Interpretation No. 46 requires certain disclosures in financial statements issued after January 31, 2003. We currently are evaluating the impact of Interpretation No. 46 on our consolidated financial statements and related disclosures.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement No. 150"). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 did not have a material effect on our consolidated financial statements.

NOTE 3.  GOODWILL

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. During the fourth quarter of 2003, we will perform our annual impairment review for goodwill. Using the discounted cash flows method, based on our weighted average cost of capital and market multiples, we reviewed the fair values of each of our reporting units. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to our European Operation and Temperature Control Segment for which we recorded a charge of $10.9 million and $7.4 million, respectively.

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
                                              ====================

The purchase price allocation is preliminary and is dependent on our final analysis of the net assets acquired, which is expected to be completed within the one-year period following the consummation of the acquisition, as provided by accounting rules. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the net tangible assets acquired were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill associated with this acquisition will be deductible for tax purposes. The results of Dana's EMG Business are included in our statements of operations beginning the quarter ended September 30, 2003.

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
                                             ====================

The following table represents our unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2003 and the three and nine months ended September 30, 2002, as if the acquisition of Dana's EMG Business had been completed at January 1, 2002. The three months ended September 30, 2003 includes the actual results of Dana's EMG Business, but is presented only for comparative purposes. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                                   Three Months Ended                       Nine Months Ended
                                                     September 30,                            September 30,
                                             -------------------------------    ---------------------------------
                                                 2003             2002               2003               2002
                                                 ----             ----               ----               ----
                                                                       (in thousands)
   Net sales                                    $ 214,479         $ 257,167          $ 660,061         $ 706,364
   Earnings (loss) before cumulative
    effect of accounting change                   $ 1,451        $ (15,628)            $ 1,893        $ (31,010)
   Net income (loss)                              $ 1,451        $ (15,628)            $ 1,893        $ (49,360)

   Net earnings (loss) per common share:
   Net earnings (loss) - Basic                    $  0.08          $ (0.82)            $  0.10          $ (2.59)
   Net earnings (loss) - Diluted                  $  0.08          $ (0.71)            $  0.10          $ (2.59)

RESTRUCTURING COSTS

In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of Dana's EMG Business. We announced in a press release on July 8, 2003 that we will close seven of the nine Dana Engine Management facilities. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire Dana's EMG Business. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $16.8 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of approximately 1,400 employees, individually employed throughout Dana's Engine Management facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the third quarter of 2003, $0.5 million of termination benefits have been charged to the accrual.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The restructuring accrual also includes approximately $17.9 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, our plans are to consolidate certain of Dana's EMG operations into existing Standard Motor Products plants. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments incurred as a direct result of these plans, which will not have future benefits.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire Dana's EMG Business is as follows:

                                                             Workforce           Other
                                                             Reduction         Exit Costs          Total
                                                           --------------    ---------------    -------------
                                                                            (in thousands)
Initial restructuring liability                                 $ 16,800           $ 17,900         $ 34,700
Cash payments                                                      (500)                  -            (500)
                                                           --------------    ---------------    -------------
Restructuring liability as of September 30, 2003                $ 16,300            $17,900         $ 34,200
                                                           ==============    ===============    =============

NOTE 5.  INVENTORIES

                                                               September 30,           December 31,
                                                                    2003                   2002
                                                            -------------------    --------------------
                                                                          (in thousands)
   Finished Goods                                                    $ 183,000               $ 141,487
   Work in Process                                                       9,328                   2,417
   Raw Materials                                                        59,737                  30,881
                                                            -------------------    --------------------

                        Total inventories                            $ 252,065               $ 174,785
                                                            ===================    ====================

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                                                   September 30,            December 31,
                                                                       2003                    2002
                                                               ---------------------   --------------------
                                                                              (in thousands)
   Land, buildings and improvements                                       $  71,577               $  66,200
   Machinery and equipment                                                  132,882                 120,655
   Tools, dies and auxiliary equipment                                       21,093                  19,962
   Furniture and fixtures                                                    25,845                  25,831
   Computer software                                                         13,254                  12,120
   Leasehold improvements                                                     7,170                   7,164
   Construction in progress                                                   7,108                   4,169
                                                               ---------------------    --------------------
                                                                            278,929                 256,101
   Less: accumulated depreciation and amortization                          164,225                 152,279
                                                               ---------------------    --------------------
            Total property, plant and equipment - net                    $  114,704               $ 103,822
                                                               =====================    ====================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  CREDIT FACILITIES AND LONG-TERM DEBT

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

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under this revolving credit facility, classified as current liabilities was $120 million and $76.2 million at September 30, 2003 and December 31, 2002, respectively. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our revolving credit facility prior to the acquisition provides for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of Dana's EMG Business, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                   September 30,            December 31,
                                                                        2003                   2002
                                                               ---------------------    --------------------
   Long Term Debt Consists of:                                                (in thousands)

   6.75% convertible subordinated debentures                             $   90,000               $  90,000
   Unsecured promissory note                                                 15,125                       -
   Mortgage loan                                                              9,930                       -
   Other                                                                      3,699                   7,299
                                                               ---------------------    --------------------
                                                                            118,754                  97,299
   Less: current portion                                                      3,854                   4,108
                                                               ---------------------    --------------------
   Total non-current portion of
      long-term debt                                                     $  114,900               $  93,191
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

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows:

                                                          Three Months Ended                       Nine Months Ended
                                                            September 30,                            September 30,
                                                    -------------------------------    ---------------------------------
                                                        2003             2002              2003               2002
                                                        ----             ----              ----               ----
                                                                              (in thousands)
   Net income (loss) as reported                        $ 1,451          $ (7,086)            $4,363         $ (22,215)
   Foreign currency translation adjustments                 122              (628)             3,855              1,077
   Change in fair value of interest rate swap
   agreements                                               336              (181)               949                317
                                                    ------------    ---------------    --------------     --------------
   Total comprehensive income (loss),
       net of taxes                                      $1,909          $ (7,895)            $9,167         $ (20,821)
                                                    ============    ===============    ==============     ==============

Accumulated other comprehensive income (loss) is comprised of the following:

                                                                          September 30,           December 31,
                                                                              2003                    2002
                                                                        ------------------     ------------------
                                                                                     (in thousands)
   Foreign currency translation adjustments                                       $ 3,473                $ (382)
   Unrealized loss on interest rate swap agreement, net of tax                      (479)                (1,428)
   Minimum pension liability, net of tax                                            (771)                  (771)
                                                                        ------------------     ------------------
   Total accumulated other comprehensive income (loss)                            $ 2,223              $ (2,581)
                                                                        ==================     ==================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  STOCK BASED COMPENSATION PLAN

Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options granted during the three months and nine months ended September 30, 2003 and 2002 were exercisable at prices equal to the fair market value of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

If we accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net income
(loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                       --------------------------------    -----------------------------
                                                            2003              2002           2003              2002
                                                            ----              ----           ----              ----
                                                                   (in thousands, except per share amounts)
   Net income (loss), as reported                             $ 1,451        $ (7,086)       $ 4,363         $ (22,215)
   Less: Total stock-based employee compensation
   expense determined
     under fair value method for all awards, net
     of related tax effects                                      (35)             (59)         (103)              (176)
                                                       ---------------    -------------    ----------      -------------
   Pro forma net income (loss)                                $ 1,416        $ (7,145)       $ 4,260         $ (22,391)
                                                       ===============    =============    ==========      =============
   Income (loss) per share:
     Basic - as reported                                      $  0.08         $ (0.59)        $ 0.30           $ (1.87)
                                                       ===============    =============    ==========      =============
     Basic - pro forma                                        $  0.07         $ (0.60)        $ 0.29           $ (1.88)
                                                       ===============    =============    ==========      =============
     Diluted - as reported                                    $  0.08         $ (0.42)        $ 0.30           $ (1.32)
                                                       ===============    =============    ==========      =============
     Diluted - pro forma                                      $  0.07         $ (0.43)        $ 0.29           $ (1.33)
                                                       ===============    =============    ==========      =============

At September 30, 2003, in aggregate 1,262,774 shares of authorized but unissued common stock were reserved for issuance under our stock option plans.

NOTE 11.  EARNINGS (LOSS) PER SHARE

Following are reconciliations of the earnings (loss) available to common stockholders and the shares used in calculating basic and dilutive net earnings
(loss) per common share:

                                                     Three Months Ended                      Nine Months Ended
                                                       September 30,                           September 30,
                                                        (Unaudited)                             (Unaudited)
                                            -------------------------------------     ---------------------------------
                                                 2003                 2002                2003              2002
                                                 ----                 ----                ----              ----
                                                             (in thousands, except per share amounts)
   Earnings from continuing operations             $  2,042             $  9,832           $ 5,735           $  14,178
   Loss from discontinued operations                   (591)             (16,918)           (1,372)            (18,043)
   Cumulative effect of
       accounting change                                  -                    -                 -            (18,350)
                                            ----------------    -----------------    --------------    ----------------
   Earnings available to common
   stockholders                                       1,451              (7,086)             4,363            (22,215)
   Effect of convertible debentures                       -                  911                 -               2,734
                                            ----------------    -----------------    --------------    ----------------
   Net income (loss) available to
   common stockholders                             $  1,451           $  (6,175)           $ 4,363          $ (19,481)
                                            ================    =================    ==============    ================
   Weighted average common shares
   outstanding - basic                           19,194,121           11,954,928        14,580,042          11,900,800
   Effect of convertible debentures                       -            2,796,120                 -           2,796,120
   Dilutive effect of stock options                  24,734              108,353            54,424             108,201
                                                                                     --------------    ----------------
                                            ----------------    -----------------
   Weighted average common shares
   outstanding - diluted                         19,218,855           14,859,401        14,634,466          14,805,121
                                            ================    =================    ==============    ================

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                                                     Three Months Ended                     Nine Months Ended
                                                       September 30,                          September 30,
                                              ---------------------------------     ----------------------------------
                                                   2003               2002              2003               2002
                                                   ----               ----              ----               ----
   Stock options                                      963,648          566,574            843,658             566,574
   Convertible debentures                           2,796,120                -          2,796,120                   -
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

NOTE 13.  INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                                               Three Months Ended September 30,
                                        -------------------------------------------------------------------------------
                                                          2003                                    2002
                                        ----------------------------------------- -------------------------------------
                                                             Operating Income                       Operating Income
                                           Net Sales              (Loss)            Net Sales             (Loss)
                                        -----------------    ----------------     --------------    -------------------
                                                                         (in thousands)
Engine Management                               $133,364             $ 6,493           $ 82,959               $ 11,716
Temperature Control                               69,261               6,478             90,087                 10,899
Europe                                            10,001               (443)              9,032                (1,745)
All Other                                          1,853             (4,312)              1,553                (3,778)
                                        -----------------    ----------------     --------------    -------------------
Consolidated                                    $214,479             $ 8,216          $ 183,631               $ 17,092
                                        =================    ================     ==============    ===================

                                                                 Nine Months Ended September 30,
                                        -------------------------------------------------------------------------------
                                                          2003                                    2002
                                        ----------------------------------------- -------------------------------------
                                                             Operating Income                       Operating Income
                                           Net Sales              (Loss)            Net Sales             (Loss)
                                        -----------------    ----------------     --------------    -------------------
                                                                        (in thousands)
Engine Management                              $ 288,436           $ 25, 745           $233,913               $ 31,988
Temperature Control                              191,239               8,502            225,511                 12,682
Europe                                            31,954             (1,251)             27,297                (1,417)
All Other                                          4,700            (11,912)              3,860               (13,673)
                                        -----------------    ----------------     --------------    -------------------
Consolidated                                   $ 516,329            $ 21,084           $490,581               $ 29,580
                                        =================    ================     ==============    ===================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All other consists of items pertaining to Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

The carrying value of goodwill for our segments as of September 30, 2003 is as follows:

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
                                                        ===================

The changes in the carrying value of goodwill are as follows:

                                                  Engine             Temperature
                                                Management             Control            Europe             Total
                                              ----------------    -----------------    -------------     --------------
                                                                           (in thousands)
Balance at January 1, 2003                            $10,490              $ 4,822          $ 1,371           $ 16,683
Goodwill resulting from the
    acquired Dana EMG Business                         63,184                    -                -             63,184
                                              ----------------    -----------------    -------------     --------------
Balance at September 30, 2003                         $73,674              $ 4,822          $ 1,371           $ 79,867
                                              ================    =================    =============     ==============

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At September 30, 2003, approximately 3,200 cases were outstanding for which we were responsible for any related liabilities. To date, the amounts paid for settled claims have been immaterial. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

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

As is our accounting policy, the actuarial study was updated as of August 31, 2003 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27 to $71 million for the period through 2052. We continue to believe that no amount within the range was a better estimate after the updated study, therefore, no adjustment was recorded as our consolidated balance sheet at September 30, 2003 reflects a total liability of approximately $27 million. Legal costs, which are expensed as incurred, are estimated to range from $21 to $28 million during the same period. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Given the uncertainties associated with projecting such matters into the future, the short period of time that we have been responsible for defending these claims, and other factors outside our control, we can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

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

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of September 30, 2003 and 2002, we have accrued $23.1 million and $18.4 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty claims expense for the three months ended September 30, 2003 and 2002, were $16.7 million and $15.7 million, respectively, and $40.3 million and $42.4 million for the nine months ended September 30, 2003 and 2002, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

The following table provides the changes in our product warranties:

                                                           Three Months Ended              Nine Months Ended
                                                           September 30, 2003             September 30, 2003
                                                        -------------------------    ------------------------
                                                                           (in thousands)
   Balance, beginning of period                                         $ 15,545                    $ 10,360
   Preliminary assumed liabilities of Dana's
       EMG Business                                                        6,479                       6,479
   Liabilities accrued for current year sales                             16,657                      40,296
   Settlements of warranty claims                                       (15,589)                    (34,043)
                                                        -------------------------    ------------------------
   Balance at September 30, 2003                                        $ 23,092                    $ 23,092
                                                        =========================    ========================

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first nine months of 2003, cash provided by operations amounted to $7.1 million, compared to $26.4 million in the same period of 2002. The decrease is primarily attributable to lower decreases in inventory, payments in accounts payable and reduction in accrued expenses and other liabilities. The decrease was partially offset by lower increases in accounts receivable.

INVESTING ACTIVITIES. Cash used in investing activities was $105.5 million in the first nine months of 2003, compared to $24.7 million in the same period of 2002. The increase is primarily due to the acquisition of Dana's EMG Business as discussed more fully in Note 4 of Notes to Consolidated Financial Statements.

FINANCING ACTIVITIES. Cash provided by financing activities was $102.2 million in the first nine months of 2003, compared to cash used in financing activities of $0.3 million in the same period of 2002. The increase is primarily due to increased borrowings under our revolving credit facility and issuance of our common stock, both used to finance the acquisition of Dana's EMG Business.

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

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

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

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of our stock option programs and to fund our ESOP. As of September 30, 2003, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During the first nine months of 2003 and 2002, we did not repurchase any shares of our common stock.


The following is a summary of our contractual commitments, inclusive of our acquisition of Dana's EMG Business, as of September 30, 2003:

                                   ---------------------------------------------------------------
(IN THOUSANDS)                       2003         2004          2005        2006          2007       THEREAFTER        TOTAL
                                   ---------     --------     --------    ----------    --------    ------------     ----------
Principal payments of
 long term debt                     $  1,145     $  3,265     $    581      $    610    $    618        $112,535       $118,754
Operating  leases                      4,433       10,686        8,232         5,284       3,789          22,006         54,430
Interest rate swap agreements           --            639         --            --          --              --              639
Severance payments related
    to restructuring                     946          464         --            --          --              --            1,410
                                    --------     --------     --------      --------    --------        --------       --------

          Total commitments         $  6,524     $ 15,054     $  8,813      $  5,894    $  4,407        $134,541       $175,233
                                    ========     ========     ========      ========    ========        ========       ========


INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

SALES. Consolidated net sales in the third quarter of 2003 were $214.5 million, an increase of $30.9 million, or 16.8%, compared to $183.6 million in the third quarter of 2002. Net sales in the third quarter for the acquired Dana EMG Business was $58.3 million. Excluding the addition of Dana's EMG volume, net sales were down $7.9 million in Engine Management and $20.8 million in Temperature Control. The decrease of net sales in Temperature Control was primarily due to the loss of the AutoZone business, a retail customer, and the very cool and wet weather conditions existing in the spring and early summer. AutoZone's decision to move their Temperature Control business to other suppliers is estimated to reduce our consolidated net sales by approximately $25 million in 2003 versus 2002.

GROSS MARGINS. Overall gross margins for the third quarter reflected a slight decrease to 27.2% from 27.7%, which includes the acquired Dana EMG Business. Despite the reduction in net sales during the third quarter of 2003 and excluding Dana's EMG Business, gross margins in the third quarter of 2003 improved 0.5 percentage points over the same period in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $16.2 million to $50.1 million in the third quarter of 2003, compared to $33.9 million in the third quarter of 2002. This increase was primarily due to operating expenses associated with the acquired Dana EMG Business of approximately $17.9 million. Excluding Dana's EMG Business, selling, general and administrative expenses decreased by $1.7 million. This decrease was primarily due to lower distribution expenses as a result of reduced sales volume and cost reduction efforts in administrative expenses. Included in selling, general and administrative expenses for the third quarter of 2003 was $1.1 million of restructuring expenses for consolidation of facilities.

OPERATING INCOME. Operating income decreased by $8.9 million to $8.2 million in the third quarter of 2003, compared to $17.1 million in the third quarter of 2002. This decrease was primarily due to the overall decrease in consolidated net sales as discussed above and the acquisition of Dana's EMG Business.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, decreased $1.7 million primarily due to the loss from divestiture of a product line in our Europe operations, unfavorable foreign exchange losses and lower income from joint ventures.

INTEREST EXPENSE. Interest expense decreased by $0.5 million in the third quarter of 2003 compared to the same period in 2002, due to lower interest rates.

INCOME TAX PROVISION. The effective tax rate for continuing operations was 41% for the third quarter of 2003 and 32% for third quarter of 2002. The increase was primarily due to a mix of lower earnings in our domestic and foreign operations and operating losses in our European segment for which no income tax benefit has been recorded. The 41% effective tax rate reflects our anticipated effective tax rate for the balance of the year. However, significant changes in the mix of earnings in our domestic or foreign operations and changes in operating results in our European segment could have a significant impact on our effective tax rate.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation reflects the charges associated with asbestos, including legal expenses. We recorded $0.6 million and $16.9 million as a loss from discontinued operations for the quarters ended September 30, 2003 and 2002, respectively. As discussed in Note 14 of the notes to the consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by us, and as further set forth in such Note 14, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

SALES. On a consolidated basis, net sales for the nine months ended September 30, 2003 were $516.3 million, an increase of $25.7 million, or 5.2%, compared to $490.6 million in the same period of 2002. Excluding net sales of $58.3 million for the acquired Dana EMG Business, Engine Management net sales were down $3.8 million in the first nine months of 2003 compared to the same period in 2002. The Temperature Control net sales decrease of $34.3 million was primarily due to the loss of business with AutoZone and the very cool and wet weather conditions existing in the spring and early summer.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased slightly by 0.2 percentage points to 26.5% for the nine months ended September 30, 2003, which included the acquired Dana EMG Business from 26.3% in the same period of 2002. The loss in business in Temperature Control noted above has negatively effected our overhead absorption with decreased volumes. However, cost cutting measures have been implemented to mitigate such loss, at the operating earnings level.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $16.2 million to $115.6 million for the nine months ended September 30, 2003, compared to $99.4 million in the same period of 2002. The increase is primarily attributable to the operations of the acquired Dana EMG Business. Excluding Dana's EMG operating expenses of $17.9 million, selling, general and administrative expenses decreased by $1.8 million. This decrease was primarily due to lower distribution expenses as a result of reduced sales volume and cost reduction efforts in administrative expenses. Included in selling, general and administrative expenses for the nine months ended September 30, 2003 was $1.9 million of restructuring expenses for consolidation of facilities.

GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. Using the discounted cash flows method, based on our weighted average cost of capital and market multiples, we reviewed the fair values of each of our reporting units. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill of $10.9 million in our European Operation and $7.4 million in our Temperature Control Segment.

OPERATING INCOME. Operating income decreased by $8.5 million for the nine months ended September 30, 2003, compared to the same period in 2002, primarily due to the acquisition of Dana's EMG Business.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, decreased $2.8 million primarily due to the loss from divestiture of a product line in our Europe operations, unfavorable foreign exchange losses and lower income from joint ventures.

INTEREST EXPENSE. Interest expense decreased by $0.6 million for the nine months ended September 30, 2003 compared to the same period in 2002, due to lower interest rates.

INCOME TAX PROVISION. The effective tax rate for continuing operations was 41% for the first nine months of 2003 and 31% for the first nine months of 2002. The increase was primarily due to a mix of lower earnings in our domestic and foreign operations and operating losses in our European segment for which no income tax benefit has being recorded. The 41% current effective tax rate reflects our anticipated effective tax rate for the balance of the year. However, significant changes in the mix of earnings in our domestic or foreign operations and changes in operating results in our European segment could have a significant impact on our effective tax rate.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation reflects the charges associated with asbestos, including legal expenses. We recorded $1.4 million and $18.0 million as a loss from discontinued operations for the nine months ended September 30, 2003 and 2002, respectively. As discussed in Note 14 of the notes to the consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by us, and as further set forth in such Note 14, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2003, the allowance for sales returns totaled $41.2 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2003, the allowance for doubtful accounts and for discounts totaled $8.7 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2003, we had a valuation allowance of approximately $22 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

As is our accounting policy, the actuarial study was updated as of August 31, 2003 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27 to $71 million for the period through 2052. We continue to believe that no amount within the range was a better estimate after the updated study, therefore, no adjustment was recorded as our consolidated balance sheet at September 30, 2003 reflects a total liability of approximately $27 million. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will reassess the recorded liability, and if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations. Legal expenses associated with asbestos-related matters are expensed as incurred and recorded as a loss from discontinued operations in the statement of operations.

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

RESCISSION OF FASB STATEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations ("APB No. 30"). Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Effective January 1, 2003, we adopted Statement No. 145, which did not have a material effect on our consolidated financial statements.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation No. 46"). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 applies to that enterprises no later than the end the first interim or annual reporting period ending after December 15, 2003. Interpretation No. 46 requires certain disclosures in financial statements issued after January 31, 2003. We currently are evaluating the impact of Interpretation No. 46 on our consolidated financial statements and related disclosures.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement No. 150"). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 did not expected to have a material effect on our consolidated financial statements.

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

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we entered into interest rate swap agreements, see Note 8 of Notes to Consolidated Financial Statements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt is 46% at December 31, 2002 and 49% at September 30, 2003.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At September 30, 2003, approximately 3,200 cases were outstanding for which we were responsible for any related liabilities. To date, the amounts paid for settled claims have been immaterial. We do not have insurance coverage for the defense and indemnity costs associated with these claims. We recorded a liability associated with future settlements through 2052 and recorded an after tax charge of $16.9 million as a loss from a discontinued operation during the third quarter of 2002 to reflect such liability. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a)     EXHIBIT(S)                      DESCRIPTION

        10.11 First Amendment to Amended and Restated Credit Agreement, dated June 27, 2003, among Standard Motor Products, Inc., as Borrower and General Electric Capital Corp. and Bank of America, as Lenders, filed with this report.
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under
                  Exhibit 32 of Item 601 of Regulation S-K.
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.


(b)     REPORTS ON FORM 8-K

        On July 15, 2003, we filed a current report on Form 8-K reporting under
        Item 2 - Acquisition of Assets that we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group.

        On July 28, 2003, we filed a current report on Form 8-K reporting under
        Item 9 - Regulation FD Disclosure (Information furnished pursuant to
        Item 12 - Results of Operations and Financial Condition) that Standard Motor Products, Inc. issued a press release announcing its financial results for the quarter ended June 30, 2003 and a quarterly dividend. A copy of the press release was filed as an exhibit to such Form 8-K.

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



                                               STANDARD MOTOR PRODUCTS, INC.
                                               -----------------------------
                                                       (Registrant)



         (Date): November 19, 2003             /S/ JAMES J. BURKE
                                               -----------------------------
                                               Vice President Finance,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)