Form 10-K
period 2003-12-31
STANDARD MOTOR PRODUCTS INC
filed 2004-03-30
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-4743

                         STANDARD MOTOR PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEW YORK                               11-1362020
        -------------------------------              -------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)



  37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.             11101
  --------------------------------------------           ----------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (718) 392-0200
                                                   ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------- -----------------------------------------

Common Stock, par value $2.00 per share     New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X]          No [ ]

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2003 (the last business day of registrant's most recently completed second fiscal quarter) of $11.10 per share held by non-affiliates of the registrant was $151,463,862. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on February 27, 2004, there were 19,736,773 outstanding shares of the registrant's common stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE


The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX


PART I                                                                                           PAGE
Item 1    Business ............................................................................    3
Item 2    Properties ..........................................................................   14
Item 3    Legal Proceedings ...................................................................   16
Item 4    Submission of Matters to a Vote of Security Holders .................................   16

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters ...............   17
Item 6    Selected Financial Data .............................................................   17
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations   20
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ..........................   31
Item 8    Financial Statements and Supplementary Data .........................................   32
Item 9    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure    33
Item 9A   Controls and Procedures .............................................................   33

PART III

Item 10   Directors and Executive Officers of the Registrant ..................................   33
Item 11   Executive Compensation ..............................................................   33
Item 12   Security Ownership of Certain Beneficial Owners and Management ......................   34
Item 13   Certain Relationships and Related Transactions ......................................   34
Item 14   Principal Accounting Fees and Services ..............................................   34

PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................   35
          Signatures ..........................................................................   39



                                     PART I

In this Annual Report on Form 10-K "Standard Motor Products," "we", "us", "our", and the "Company" refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise.

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON EXPECTATIONS, ESTIMATES AND PROJECTIONS AS OF THE DATE OF THIS FILING. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 7-- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING STATEMENTS."

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

We sell our products primarily to warehouse distributors and large retail chains in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment. Our customers consist of many of the leading warehouse distributors, such as Carquest and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. We distribute parts under our own brand names, such as Standard, Blue Streak, Echlin, Niehoff and Four Seasons, and through private labels, such as Carquest and NAPA Auto Parts.

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

            o PROVIDE SUPERIOR CUSTOMER SERVICE, PRODUCT AVAILABILITY AND TECHNICAL SUPPORT. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and providing technical support in a cost-effective manner. In addition, our technically-skilled sales force professionals provide product selection and application support to our customers.

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

ACQUISITION

On June 30, 2003, we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"). DEM's customers consist of many of the leading warehouse distributors, such as NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as CSK Auto, O'Reilly Automotive and Pep Boys. We are familiar with a great majority of them. Certain of these customers are already customers of ours to a limited extent or are customers in different product lines of ours. DEM's products enjoy strong brand recognition with its many leading automotive product names, including Echlin, Borg Warner and Niehoff, as well as with private labels through NAPA Auto Parts. In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. We will close seven of the DEM facilities. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

On February 3, 2004, we acquired the Canadian distribution of Dana Corporation's Engine Management Group for approximately $1 million. As part of the acquisition, we acquired inventory and will be relocating it into our distribution facility in Mississauga, Canada.

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

The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of the OEM's.

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

Traditionally, the supply arms of OEMs and the independent manufacturers who supply the original equipment part applications have supplied a majority of the business to new car dealer networks. However, Ford and General Motors have recently moved to make their supply arms more independent, which may provide future opportunities for us to supply replacement parts to the dealer networks of the OEM's, both for warranty and out-of-warranty repairs.

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2003. Our three reportable operating segments are Engine Management (i.e. effective June 30, 2003, Engine Management includes DEM), Temperature Control and Europe.

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                    ------------------------------------------------------------------------------------
                                             2003                          2002                          2001
                                    ------------------------    ----------------------------    ------------------------

                                      Amount     % of  Total      Amount        % of Total        Amount      % of Total
                                    ----------    ----------    -----------     ------------    ----------    ----------
                                                                  (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
    Ignition and Emission
        Parts .................       $337,134         49.7%        $232,511          38.9%       $218,694          37.0%
    Wires and  Cables .........         69,528         10.2%          63,267          10.6%         58,720           9.9%
    Fuel  System  Parts .......          7,713          1.1%           7,334           1.2%          8,084           1.4%
                                      --------         -----        --------          -----       --------          -----
TOTAL ENGINE MANAGEMENT .......        414,375         61.0%         303,112          50.7%        285,498          48.3%
                                      --------         -----        --------          -----       --------          -----

TEMPERATURE CONTROL:
    Compressors ...............         89,676         13.2%         105,301          17.6%        117,965          19.9%
    Other Air Conditioning
      Parts ...................        117,720         17.3%         136,973          22.9%        138,542          23.4%
    Heating  Parts ............         12,180          1.8%          12,814           2.1%         13,349           2.3%
                                      --------        -----         --------         -----        --------         -----
TOTAL  TEMPERATURE  CONTROL ...        219,576         32.3%         255,088          42.6%        269,856          45.6%
                                      --------        -----         --------         -----        --------         -----

EUROPE:
    Engine  Management  Parts .         27,514          4.1%          26,575           4.4%         26,315           4.4%
    Temperature  Control  Parts         12,627          1.9%           9,453           1.6%          7,134           1.2%
                                      --------        -----           --------       -----          --------       -----
TOTAL  EUROPE .................         40,141          6.0%          36,028           6.0%         33,449           5.6%
                                      --------        -----           --------       -----          --------       -----

ALL  OTHER ....................          4,691          0.7%           4,209           0.7%          2,849           0.5%
                                      --------        -----           --------       -----          --------       -----

      TOTAL ...................       $678,783        100.0%        $598,437         100.0%         $591,652       100.0%
                                      ========        =====         ========         =====          ========       =====


The table below shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2003.

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                   ---------------------------------------------------------------------------------------
                                             2003                           2002                          2001
                                   --------------------------    ---------------------------    --------------------------
                                   OPERATING      IDENTIFIABLE   OPERATING       IDENTIFIABLE   OPERATING      IDENTIFIABLE
                                     PROFIT         ASSETS         PROFIT          ASSETS         PROFIT         ASSETS
                                   -----------    -----------    -----------     -----------    -----------    -----------
                                                                    (DOLLARS IN THOUSANDS)
    Engine  Management ........    $    31,871    $   448,687    $    41,844       $ 247,318    $    26,432    $   233,564
    Temperature  Control ......          4,702        150,248         10,095         157,343          3,624        182,083
    Europe ....................         (3,605)        31,188        (10,464)          30,728        (1,718)        40,407
    All  Other ................        (17,153)        64,402        (16,407)          55,369       (13,215)        53,375
                                   -----------    -----------    -----------     -----------    -----------    -----------
      TOTAL ...................    $    15,815    $   694,525    $    25,068     $   490,758    $    15,123    $   509,429
                                   ===========    ===========    ===========     ===========    ===========    ===========

"All Other" consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that do not meet the criteria of a reportable operating segment.

ENGINE MANAGEMENT SEGMENT

BREADTH OF PRODUCTS. In our Engine Management Segment, which effective June 30, 2003 includes DEM, replacement parts for ignition and emission control systems accounted for approximately 50%, 39% and 37% of our consolidated net sales in 2003, 2002 and 2001, respectively. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors and EGR valves. We are a basic manufacturer of many of the ignition parts we market and continue to develop ways of increasing the number of parts we manufacture, rather than purchasing such parts from third parties. The Independence, Kansas DEM facility, which is one of the DEM facilities which will remain operating, will further enhance our ability to be a basic manufacturer with ignition and emission control systems.

COMPUTER CONTROLLED TECHNOLOGY. Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission control and fuel injection. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. Electronic ignition systems enable the engine to improve fuel efficiency and reduce the level of hazardous fumes in exhaust gases. Electronic control modules and electronic voltage regulators comprised approximately 10%, 12% and 13% of our total ignition and emission consolidated net sales in 2003, 2002 and 2001, respectively.

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

Government emission laws have been implemented throughout the majority of the United States. The Clean Air Act, as amended in 1990, imposes strict emission control test standards on existing and new vehicles, and remains the preeminent legislation in the area of vehicle emissions. As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions. As the Clean Air Act was "phased in" beginning in 1994, automobiles must now comply with emission standards from the time they were manufactured, and in most states, until the last day they are in use. This law has, and in the future we expect this law and other new government emission laws to have, a positive impact on sales of our ignition and emission controls parts. Vehicles failing these new, more stringent tests have required repairs utilizing parts sold by us.

Our sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems.

WIRE AND CABLE PRODUCTS. Wire and cable parts accounted for approximately 10%, 11% and 10% of our consolidated net sales in 2003, 2002 and 2001, respectively. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered a premium brand of ignition wires and battery cables which capitalize on the market's awareness of the importance of quality.

In 1999, we relocated two of our wire and cable operations, one in Dallas, Texas and the other in Bradenton, Florida, to a new facility in Reynosa, Mexico. The Mexican operation focuses on assembly and packaging of the economy wire sets, while our premium line is manufactured at our facility in Edwardsville, Kansas.

With the acquisition of DEM's business, we acquired the ability to extrude our own wire in Mishawaka, Indiana to be used in our ignition wire sets. This vertical integration of a critical component offers us the ability to achieve lower costs and our own controlled source of supply and quality.

TEMPERATURE CONTROL SEGMENT

We manufacture, remanufacture and market a broad line of replacement parts for automotive temperature control and cooling systems (air conditioning, heating and engine cooling), primarily under the brand names of Four Seasons, Factory Air, Murray, Trumark, NAPA, Carquest, Hayden and Imperial. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, blower and radiator fan motors, dryers, evaporators, accumulators, hoses, heater cores, heater valves, fan assemblies, fan clutches, engine oil coolers, and transmission coolers. Our temperature control products accounted for approximately 32%, 43% and 46% of our consolidated net sales in 2003, 2002 and 2001, respectively.

A major factor in the Temperature Control Segment's business is the federal regulation of ozone depleting chlorofluorocarbon refrigerants United States legislation phased out the production of domestic R-12 refrigerant. (e.g., DuPont's Freon) completely by the end of 1995. As the new law became effective, vehicle air conditioners needing repair or recharge were retrofitted to use the new R-134a refrigerant. New vehicle manufacturers began to use the new R-134a refrigerant in 1993 and today the vast majority of the U.S. vehicle fleet uses this refrigerant. Service dealers continue to seek training and certification in the new technology and our Temperature Control Segment has taken the lead in providing this training and certification. Additionally, we reengineered our compressor line to be able to operate efficiently utilizing either R-12 or R-134a refrigerants, and remain a leader in providing retrofit kits for conversion of R-12 systems.

EUROPE SEGMENT

In July 1996, we acquired an equity interest in Standard Motor Products (SMP) Holdings Limited (formerly Intermotor Holdings Limited) located in Nottingham, England. This was our first investment in Europe. (During 2002, we acquired the remaining equity interest bringing the Company's ownership percentage to 100%). SMP Holdings Limited manufactures and distributes a broad line of engine management products primarily to customers in Europe. Also in 1996, we expanded our presence in Europe by opening a European distribution center in Strasbourg, France for temperature control products. A joint venture (Blue Streak-Europe) between SMP Holdings Limited and Blue Streak Electronics was also initiated in 1996, which supplies rebuilt engine computers for the European market.

Since 1996, we have made a series of smaller acquisitions supplementing both the Engine Management and Temperature Control portions of the business. With respect to the engine management business, in January 1999 we acquired Webcon UK Limited, an assembler and distributor of fuel system components. (We subsequently divested the Webcon product line in the third quarter of 2003 incurring an $0.8 million loss.) In 1999, we acquired Lemark Auto Accessories, a supplier of wire sets. In January 1999, Blue Streak Europe acquired Injection Correction UK LTD, and in September 2001, it also acquired TRW Inc.'s electronic control unit remanufacturing division, also located in the United Kingdom. In April of 2002, the wire business was further expanded by acquiring Carol Cable Limited, a manufacturer and distributor of wire.

With respect to the temperature control portion of the business, following the opening of the distribution center in France, in 1997 a joint venture was entered into with Valeo, SA to remanufacture air conditioner compressors for the European market. In addition, in January 2000 we acquired Four Seasons UK Ltd. (formerly Vehicle Air Conditioning Parts Ltd.) a distributor of components for the repair of air conditioning systems. In July 2000, the Temperature Control business was further expanded by purchasing Automotive Heater Exchange SRL in Italy.

Our European Segment accounted for approximately 6% of our consolidated net sales in 2003, 2002, and 2001, respectively. Aftermarket margins are under pressure from OE suppliers, while volumes are in a general decline in the ignition and carburetor product lines. The combination of factors has had a negative impact on Engine Management product sales with increasing amounts of underabsorbed overhead. We are currently focusing on ways of reducing manufacturing costs, including outsourcing products where their respective volumes are declining and margins can be improved by outsourcing. In addition, we have made investments in capital projects to facilitate the sale of new OE niche customers and the aftermarket. We have also consolidated certain facilities and are reducing costs wherever we can.

Unlike Engine Management sales, European Temperature Control product sales are increasing. Through acquisitions and more importantly a growing market, net sales have increased from $6.1 million in 2000 to $12.6 million in 2003. To date, the focus has been on product coverage and high customer service levels. We have consolidated certain facilities and are reducing costs wherever we can.

FINANCIAL INFORMATION ABOUT OUR FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2003:


                                                 Year Ended
                                                 December 31,
                              ---------------------------------------------
                                 2003             2002              2001
                              ----------       ----------        ----------
                                          (Dollars in thousands)

United  States .............  $  584,853       $  512,055        $  515,322
Europe .....................      40,141           36,028            33,449
Canada .....................      38,187           32,188            28,811
Other  Foreign .............      15,602           18,166            14,070
                              ----------       ----------        ----------
    Total ..................  $  678,783       $  598,437        $  591,652
                              ==========       ==========        ==========


The table below shows our long-lived assets by geographical area for the three years ended December 31, 2003:

                                               Year Ended
                                              December 31,
                              ---------------------------------------------
                                 2003             2002             2001
                              ----------       ----------        ----------
                                        (Dollars in thousands)

United  States .............  $  173,817      $   109,778        $  118,455
Europe .....................       7,246            7,153            17,301
Canada .....................       2,496            2,450             2,829
Other  Foreign .............         833            1,124             1,101
                              ----------       ----------        ----------
    Total ..................  $  184,392       $  120,505        $  139,686
                              ==========       ==========        ==========

SALES AND DISTRIBUTION

Over the last ten years, there has been a trend toward consolidation in the distribution chain, both by warehouse distributors and retailers, and both vertically and horizontally. In the traditional distribution channel, where we sell our products to warehouse distributors, such distributors supply auto parts jobbers, who in turn sell to professional mechanics and to consumers who perform automotive repairs themselves. In recent years, distributors have been consolidating with other distributors, as well as jobbers. An increasing number of distributors own their jobbers. In addition, in certain cases jobbers have consolidated and formed their own buying group. In the retail distribution channel, retailers, who buy directly from us, sell directly to technicians and "do it yourselfers". Retailers are also consolidating among themselves and expanding into the jobber market.

As automotive parts grow more complex, consumers are less likely to service their own vehicles and may become more reliant on dealers and technicians. In addition to new car sales, automotive dealers sell "name brand" aftermarket parts and accessories and also service vehicles. The products available through the dealers are purchased through the original equipment service network, or OES network. Traditionally, the supply arms of OEM's have supplied a majority of OES network. However, the supply arms of certain OEM's have become more independent, which is providing opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

We believe that our sales force is the premier direct sales force for our product lines. We believe the primary reason for this reputation is our high concentration of highly-qualified, well-trained salespeople dedicated to geographic territories, which allows us to provide a level of customer service that we believe is unmatched. From the outset, we thoroughly train our salespeople both in the function and application of our product lines , as well as in proven sales techniques. Customers, therefore, depend on these salespeople as a reliable source for technical information. We give newly hired salespeople extensive instruction at our training facility in Irving, Texas and have a policy of continuing education that allows our sales force to stay current on troubleshooting and repair techniques, as well as the latest automotive parts and systems technology.

We generate demand for our products by directing a significant portion of our sales effort to the end-customers' customers (i.e. jobbers and professional technicians). We also conduct instructional clinics, which teach technicians how to diagnose and repair complex systems related to our products. To help our salespeople to be teachers and trainers, we focus our recruitment efforts on candidates who already have strong technical backgrounds as well as sales experience. We also create demand for our products through the Standard Plus Club. Our Standard Plus Club, a professional service dealer network offers technical and business development support and has a technical service telephone hotline which provides diagnostics and installation support. This club is available to technicians and provides training, special discount programs and on-line diagnostics assistance.

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

CUSTOMERS

Our customer base is comprised largely of warehouse distributors, large jobber outlets, other manufacturers and export customers. In addition to serving our traditional customer base, we have expanded into the retail market by selling to large retail chains such as Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. Our retail channel of distribution has grown significantly from approximately $41 million in consolidated net sales to retailers in 1993 to approximately $166 million in 2003.

In 1997, we commenced distributing our products through the OES supplier channel, and sold approximately $3 million in consolidated net sales to OES suppliers which increased to approximately $38 million in 2003.

Our five largest individual customers accounted for 43% of our 2003 consolidated net sales. One individual customer accounted for 12% of our 2003 consolidated net sales.

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

In the engine management business, we are one of the leading independent manufacturers in the United States. Our significant competitors include Delco Electonics Corporation, Delphi Corporation, Federal-Mogul Corporation, Robert Bosch Corporation and Wells Manufacturing Corporation.

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

WORKING CAPITAL MANAGEMENT

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage in response to parts and brand proliferation. Since 1996, we have made significant changes to the inventory management system to reduce inventory requirements. We launched a new forecasting system in our Engine Management Segment that permitted a significant reduction in safety stocks. Our Engine Management Segment also introduced a new distribution system in the second half of 1999, which permits pack-to-order systems to be implemented. Such systems permit us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We instituted an aggressive inventory reduction campaign initiated in 2001. We targeted a minimum $30 million inventory reduction in 2001, but exceeded our goal by reducing inventory by $57 million that year. In 2002 and 2003, we further reduced inventory by $8 million and $4 million, respectively, before giving consideration to the DEM acquisition. Importantly, while reducing inventory levels, we maintained customer service fill rate levels of approximately 93%. By the end of 2004, we plan on reducing inventories further as DEM begins to become integrated.

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

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality, low cost supply of key components for each product line, we continue to develop our own sources through internal manufacturing capacity. Recently, prices of steel and other commodities have risen. These increases did not have a material impact on us as we are not dependent on any single commodity, however, there can be no assurance over the long-term.

PRODUCTION AND ENGINEERING

We engineer, tool and manufacture many of the components for our products, except for some commonly available small component parts from outside suppliers. We also perform our own plastic and rubber molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for computer modules and air conditioning compressors. We have found this level of vertical integration to provide advantages in terms of cost, quality and availability. We intend to selectively continue efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. The DEM acquisition has expanded our ability to become a "basic" supplier.

We use the "just-in-time" cellular manufacturing concept as a major program to lower costs and improve efficiency. The main thrust of "just-in-time" cellular manufacturing is reducing work-in-process and finished goods inventory, and its implementation reduces the inefficient operations that burden many manufacturing processes. In 2000, we launched a program for the installation of a fully integrated enterprise resource planning (ERP) system. The implementation was completed in 2003 in our Temperature Control Segment. The existing Engine Management information system continues to meet the needs of our Engine Management Segment with DEM facilities being converted onto such systems during 2004.

EMPLOYEES

As of December 31, 2003, we employed approximately 3,500 people in the United States, and 1,000 people in Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 3,200 are production employees. With the closing of the DEM facilities, during 2004, we expect a net reduction of approximately 600 people from the approximate 1,900 employed in June 2003. We operate primarily in non-union facilities and have binding labor agreements with the workers at our two unionized facilities. We have approximately 130 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") that expires April 7, 2005. As of December 31, 2003, approximately 130 of our production employees in Long Island City, New York are under a UAW contract that expires October 2, 2004. We also have a union relationship in Mexico with an agreement negotiated each year. The current union agreement in Mexico, which covers approximately 250 employees, expires on January 29, 2005. We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

INSURANCE

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $50 million for umbrella liability coverage. We also maintain two $10 million environmental policies to cover our existing facilities, except for one of our facilities which is currently undergoing minor environmental remediation and for the locations obtained from our acquisition of DEM. The environmental remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible. Historically, we have not experienced casualty losses in any year in excess of our coverage. We have no reason to expect this experience to change, but can offer no assurances that liability losses in the future will not exceed our coverage.

AVAILABLE INFORMATION

We are a New York corporation founded in 1919. Our principal executive offices are located at 37-18 Northern Boulevard, Long Island City, New York 11101, and our main telephone number at that location is (718) 392-0200. Our Internet address is WWW.SMPCORP.COM. We provide a link to reports we have filed with the SEC. However, for those persons that make a request in writing or by e-mail (financial@smpcorp.com), we will provide free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 .

ITEM 2.     PROPERTIES

We maintain our executive offices and a manufacturing plant in Long Island City, New York.

The table below describes our principal physical properties.


                                                                                                                OWNED OR
                                                                                                APPROX.        EXPIRATION
                       STATE OR                                                                  SQUARE          DATE
  LOCATION             COUNTRY      PRINCIPAL BUSINESS ACTIVITY                                   FEET         OF LEASE
-------------------   ----------    ---------------------------------------------------       -----------     -----------

                                                      ENGINE MANAGEMENT
Orlando                   FL        Manufacturing (Ignition)                                       50,640          2007
Edwardsville              KS        Manufacturing and Distribution (Wire)                         355,000          Owned
Wilson                    NC        Manufacturing (Ignition)                                       31,500          2008
Reno                      NV        Distribution (Ignition)                                        67,000          Owned
Long Island City          NY        Administration and Manufacturing (Ignition)                   294,000          Owned
Greenville                SC        Manufacturing (Ignition)                                      181,525          Owned
Disputanta                VA        Distribution (Ignition)                                       411,000          Owned
Fajardo              Puerto Rico    Manufacturing (Ignition)                                      114,000          2007
Hong Kong                 HK        Manufacturing (Ignition)                                       21,350          2005
Reynosa                 Mexico      Manufacturing (Wire)                                           62,500          2009
Nottingham             England      Administration and Distribution (Ignition and Wire)            29,000          Owned
Nottingham             England      Manufacturing (Ignition)                                       46,777          Owned
Nottingham             England      Manufacturing (Ignition)                                       10,000          2012
Wellingborough         England      Manufacturing (Wire)                                           18,500          2017



                                                 ACQUIRED LOCATIONS FROM DEM

* Nashville               TN        Distribution                                                  625,000          2021
* Branford                CT        Manufacturing                                                 187,000          Owned
* Guilford                CT        Office, partial sub-lease                                      27,689          2006
* Northvale               NJ        Vacant                                                         20,000          2004
   Mishawaka              IN        Manufacturing                                                 153,066          Owned
* Argos                   IN        Manufacturing                                                  65,520          Owned
* Franklin Park           IL        Office/Storage                                                136,600          2006
   Independence           KS        Manufacturing                                                 273,388          Owned
* Independence            KS        Vacant                                                         51,770          Owned
   Pensacola              FL        Storage                                                           990          2004

* Locations that will be closed as previously announced in our integration plans.



                                                     TEMPERATURE CONTROL

Corona                    CA        Manufacturing and Distribution                                 78,200          2008
Lewisville                TX        Administration and Distribution                               415,000          2009
Fort Worth                TX        Manufacturing and Distribution                                204,000          Owned
Fort Worth                TX        Manufacturing and Distribution                                103,000          2004
Grapevine                 TX        Manufacturing                                                 180,000          Owned
St. Thomas              Canada      Manufacturing                                                  40,000          Owned
Strasbourg              France      Administration and Distribution                                16,146          2004
Massa                   Italy       Administration and Distribution                                13,100          2004
Grapevine                 TX        Storage                                                        83,125          2004
Grapevine                 TX        Storage                                                         5,000          2005


                                                                                                               OWNED OR
                                                                                                APPROX.        EXPIRATION
                       STATE OR                                                                  SQUARE          DATE
  LOCATION             COUNTRY      PRINCIPAL BUSINESS ACTIVITY                                   FEET         OF LEASE
-------------------   ----------    ---------------------------------------------------       -----------     -----------

                                            TEMPERATURE CONTROL/ENGINE MANAGEMENT

Mississauga             Canada      Administration and Distribution (Ignition, Wire,              128,400          2006
                                    Temperature Control)

                                                            OTHER

Cumming                   GA        Vacated                                                        77,000          2007
Irving                    TX        Training Center                                                13,400          2004
Long Island City          NY        Storage                                                        16,234          2013
Sunbury at
Thames                 England      Vacated but partially subleased                                28,095          2007



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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003, approximately 3,300 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001, the amounts paid for settled claims are $1.1 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims. We recorded a liability associated with future settlements through 2052 and recorded an after tax charge of $16.9 million as a loss from a discontinued operation during the third quarter of 2002 to reflect such liability. See Note 17 of Notes to Consolidated Financial Statements for further discussion.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:


                                                    HIGH       LOW     DIVIDEND
       FISCAL YEAR ENDED DECEMBER 31, 2003
          First Quarter.........................  $ 15.70    $ 11.10    $ 0.09
          Second Quarter........................    13.62      10.50      0.09
          Third Quarter.........................    11.72       9.25      0.09
          Fourth Quarter........................    12.36       9.10      0.09

       FISCAL YEAR ENDED DECEMBER 31, 2002
          First Quarter.........................  $ 15.15   $  12.90    $ 0.09
          Second Quarter........................    17.04      14.30      0.09
          Third Quarter.........................    17.39      10.63      0.09
          Fourth Quarter........................    13.90       9.45      0.09

The last reported sale price of our common stock on the NYSE on February 27, 2004 was $13.88 per share. As of February 27, 2004, there were 490 holders of record of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2003. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                          -----------------------------------------------------------------
                                            2003          2002          2001         2000          1999
                                            ----          ----          ----         ----          ----
                                                              (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
   Net sales(1).....................        $ 678,783     $598,437      $591,652     $601,392       $653,451
   Gross profit(1)..................          174,772      157,544       139,055      162,701        170,809
   Operating income.................           15,815       25,068        15,123       30,711         30,223
   Earnings (loss) from continuing
     operations (2).................              224        6,091       (2,485)        9,729          7,625
   Net earnings (loss)(3)(4)........          (1,518)     (30,556)       (2,485)        9,729          7,625




                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                          -----------------------------------------------------------------
                                            2003          2002          2001         2000          1999
                                            ----          ----          ----         ----          ----
                                                             (Dollars in thousands)
PER SHARE DATA:
   Earnings (loss) from continuing
     operations:
       Basic........................          $  0.01      $  0.51     $  (0.21)      $  0.82         $ 0.58
       Diluted......................             0.01         0.51        (0.21)         0.81           0.58
   Net earnings (loss) per common share:
       Basic........................           (0.10)       (2.57)        (0.21)         0.82           0.58
       Diluted......................           (0.10)       (2.54)        (0.21)         0.81           0.58
   Cash dividends per common
   share............................            0.36         0.36          0.36          0.36           0.34
OTHER DATA:
   Depreciation and amortization....          $17,092     $ 16,128       $18,909     $ 18,922       $ 17,230
   Capital expenditures.............            8,926        7,598        13,740       16,652         14,423
   Dividends........................            5,615        4,290         4,236        4,324          4,456
BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents........          $19,647      $ 9,690       $ 7,496       $7,699        $40,380
   Working capital .................          191,333      140,683       121,566      188,091        205,806
   Total assets.....................          694,525      490,758       509,429      549,396        556,021
   Total debt.......................          217,810      176,917       205,925      202,591        195,425
   Long-term debt (excluding
     current portion)...............          114,757       93,191        93,276      150,018        163,868
   Stockholders' equity.............          226,041      153,881       185,687      194,305        203,518

(1) On January 1, 2002, we adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Net sales and gross profit amounts for the periods prior to 2002 included in this Annual Report have been reclassified to conform to our 2002 presentation. As a result, certain costs of approximately $30.4 million, $25.4 million and $18 million have been reclassified for December 31, 2001 and 2000 and 1999, respectively.

(2) Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations. As a result, the extraordinary loss on the early extinguishment of debt of approximately $2.8 million, $0.5 million and $1.1 million has been reclassified to interest expense for December 31, 2001, 2000 and 1999, respectively.

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

       Upon adoption of SFAS No. 142, our earnings before cumulative effect of accounting change for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of tax) are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                   2003          2002      2001          2000          1999
                                               ---------    ----------    ---------    ----------   ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported earnings (loss) before
   cumulative effect of accounting
   change ...................................  $  (1,518)   $  (12,206)   $  (2,485)   $    9,729   $    7,625
Add back: goodwill amortization
   expense, net of tax ......................       --            --          2,727         2,574        2,481
                                               ---------    ----------    ---------    ----------   ----------
Adjusted earnings (loss) before
   cumulative effect of accounting
   change ...................................  $  (1,518)   $  (12,206)   $     242    $   12,303   $   10,106
                                               =========    ==========    =========    ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE:
-----------------------------------
Reported basic earnings (loss) per
   share before cumulative effect
   of accounting change .....................  $    (0.10)  $    (1.03)   $   (0.21)   $     0.82   $     0.58
Add back: goodwill amortization
   expense, net of tax ......................       --            --           0.23          0.22         0.19
                                               ---------    ----------    ---------    ----------   ----------
Adjusted basic earnings (loss) per
   share before cumulative effect
   of accounting change .....................  $   (0.10)   $    (1.03)   $    0.02    $     1.04   $     0.77
                                               =========    ==========    =========    ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE:
-----------------------------------
Reported diluted earnings (loss)
   per share before cumulative
   effect of accounting change ..............  $   (0.10)   $    (1.01)   $   (0.21)   $     0.81   $     0.58
Add back: goodwill amortization
   expense, net of tax ......................       --            --           0.23          0.21         0.19
                                               ---------    ----------    ---------    ----------   ----------
Adjusted diluted earnings (loss)
   per share before cumulative
   effect of accounting change ..............  $   (0.10)   $    (1.01)   $    0.02    $     1.02   $     0.77
                                               =========    ==========    =========    ==========   ==========

Upon adoption of SFAS No. 142, our net earnings (loss) for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of tax) are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                             2003           2002         2001        2000          1999
                                           ---------    ----------    ---------    ----------   ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net earnings (loss) ...........   $  (1,518)   $  (30,556)   $  (2,485)   $    9,729   $    7,625
Add back: goodwill amortization expense,
   net of tax ..........................        --            --          2,727         2,574        2,481
                                           ---------    ----------    ---------    ----------   ----------
Adjusted net earnings (loss) ...........   $  (1,518)   $  (30,556)   $     242    $   12,303   $   10,106
                                           =========    ==========    =========    ==========   ==========
BASIC NET EARNINGS (LOSS) PER SHARE:
----------------------------------------
Reported basic net earnings (loss)
    per share ..........................   $   (0.10)   $    (2.57)   $   (0.21)$        0.82   $     0.58
Add back: goodwill amortization expense,
   net of tax ..........................        --            --           0.23          0.22         0.19
                                           ---------    ----------    ---------    ----------   ----------
Adjusted basic net earnings (loss)
   per share ...........................   $   (0.10)   $    (2.57)   $    0.02    $     1.04   $     0.77
                                           =========    ==========    =========    ==========   ==========
DILUTED NET EARNINGS (LOSS) PER SHARE:
----------------------------------------
Reported diluted net earnings (loss)
   per share ...........................   $   (0.10)   $    (2.54)   $   (0.21)   $     0.81   $     0.58
Add back: goodwill amortization expense,
   net of tax ..........................        --            --           0.23          0.21         0.19
                                           ---------    ----------    ---------    ----------   ----------
Adjusted diluted net earnings (loss)
   per share ...........................   $   (0.10)   $    (2.54)   $    0.02    $     1.02   $     0.77
                                           =========    ==========    =========    ==========   ==========


(4) We recorded an after tax charge of $1.7 million and $18.3 million as a loss from discontinued operations to account for potential costs associated with our asbestos-related liability for the years ended December 31, 2003 and 2002, respectively.

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

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2003.

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, on June 30, 2003 we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group (subsequently referred to as "DEM"). Prior to the sale, DEM was a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. Our plan is to restructure and to integrate the DEM business into our existing Engine Management Business.

Under the terms of the acquisition, we paid Dana Corporation $91.3 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. Including transaction costs, our total purchase price is expected to be approximately $130.5 million.

We have reviewed our operations and implemented integration plans to restructure the operations of DEM. We announced in a press release on July 8, 2003, that we would close seven of the DEM facilities. As part of the integration and restructuring plans, we estimate total restructuring costs of $33.7 million. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM.

Of the total restructuring costs, approximately $15.7 million relates to work force reductions and employee termination benefits. The amount primarily provides for severance costs relating to the involuntary termination of approximately 1,400 employees, individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During 2003, approximately $2.1 million of termination benefits have been paid.

The restructuring also includes approximately $17.9 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, our plans are to consolidate seven DEM operations into our existing plants. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments incurred as a direct result of these plans. At December 31, 2003, one of the seven facilities has been closed with the remainder expected to be vacated during 2004.

The DEM acquisition in 2003 was strategic and continues to be our primary focus entering 2004. The critical goals we established for a successful integration were to maintain the DEM customer base; reduce excess capacity by closing seven of the acquired facilities in a 12 to 18 month timeframe; complete the transition for $30-35 million of cash outlays during this same period in restructuring and integration costs; and to achieve $50-55 million in estimated annual savings. We believe we are on target for meeting all of these goals. Based on our current expectations, we believe that the benefits from the above savings will materialize as we progress throughout 2004 and the full extent achieved in 2005.

On February 3, 2004, we acquired the Canadian distribution of Dana Corporation's Engine Management Group for approximately $1 million. As part of the acquisition, we acquired inventory and will be relocating it into our distribution facility in Mississauga, Canada.

For additional information about our business, strategy and competitive environment, refer to "Item 1 Business."

COMPARISON OF FISCAL YEARS 2003 AND 2002

SALES. On a consolidated basis, net sales for 2003 were $678.8 million, an increase of $80.4 million, or 13.4%, compared to $598.4 million in 2002. Excluding DEM net sales of $115.5 million, Engine Management net sales were down $4.2 million during 2003 compared to 2002. The volume decline was in line with our forecasts, and would have been mitigated if we had implemented normal price level increases in 2003, which have been implemented in 2004. The Temperature Control net sales decrease of $35.5 million was primarily due to the loss of business with AutoZone and the very cool and wet weather conditions existing in the spring and early summer.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 25.7% in 2003, from 26.3% in 2002. A combination of lower margins from DEM and the loss in business in Temperature Control noted above, negatively effected gross margins during the period. As DEM is integrated, we do expect gross margins to improve as a result of operating efficiencies achieved in overhead absorption and material costs reductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased $26.4 million to $153.3 million in 2003, compared to $126.9 million in 2002. Excluding DEM SG&A expenses of $28.9 million, SG&A expenses decreased $2.5 million in 2003 versus 2002. During 2003 we incurred approximately $5.6 million of integration and restructuring expenses of which $2.8 million related to DEM and the remaining balance relating to our Temperature Control and European Segments compared to $2.2 million of restructuring expenses in 2002. Reducing DEM SG&A expenses is a major focus during the DEM integration and SG&A is expected to significantly decrease.

GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. We completed our annual impairment test during the fourth quarter of 2003 and determined that our goodwill was not impaired.

During the first quarter of 2002, we performed our initial impairment test of goodwill reviewing the fair values of each of our reporting units using the discounted cash flows method, based on our weighted average cost of capital and market multiples. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill of $10.9 million in our European Segment and $7.4 million in our Temperature Control Segment. In addition, during the fourth quarter of 2002 we wrote off approximately $3.3 million for the impairment of goodwill associated with the Engine Management reporting unit of our European Segment.

OPERATING INCOME. Operating income decreased by $9.3 million to $15.8 million in 2003, compared to $25.1 million in 2002. This decrease was primarily due to the overall decrease in consolidated net sales as discussed above and the acquisition of DEM.

OTHER INCOME (EXPENSE), NET. Other income (expense), net, decreased $3.7 million primarily due to unfavorable foreign exchange losses and lower interest and dividend income.

INTEREST EXPENSE. Interest expense decreased by $0.3 million in 2003, compared to 2002, due to lower interest rates.

INCOME TAX PROVISION. The effective tax rate for continuing operations was 84% in 2003 and 57% in 2002. The increase was primarily due to lower earnings in our domestic operations as compared to 2002 and operating losses in our European segment for which no income tax benefit has been recorded. Our foreign income tax relates primarily to our profitable Canadian and Hong Kong operations.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation in 2003 reflects $1.7 million associated with asbestos-related legal expenses. In 2002, the $18.3 million charge included a reserve for future indemnification and 2002 legal expenses. As discussed more fully in Note 17 of the notes to the consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by us, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3 million to $126.9 million or 21.2% of net sales in 2002, from $123.9 million or 20.9% of net sales in 2001. The increase was primarily due to higher insurance and employee benefit costs. In addition, we incurred approximately $2.2 million of restructuring costs related to the consolidation of certain manufacturing and distribution facilities within the Temperature Control Segment.

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

During the fourth quarter of 2002, we completed our review of goodwill for potential impairment. After giving consideration to 2002 losses in Europe and budgeted 2003 losses, we wrote-off approximately $3.3 million of the remaining goodwill associated with the Engine Management reporting unit of the European Segment. With respect to the European Segment, approximately $1.4 million of goodwill remains on the December 31, 2002 balance sheet, all of which pertains to the Temperature Control reporting unit.

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

INCOME TAXES. The overall effective tax rate increased from 25% in 2001 to 57% in 2002. The significant increase is primarily the result of the operating losses in our European Segment, for which no income tax benefit has been recorded because it is more likely than not that such benefit will not be realized in the near future. Supplementing the effect Europe had on the effective rate is the increase in the Company's domestic earnings as a percentage of overall earnings before taxes.

LOSS ON DISCONTINUED OPERATIONS. Loss on discontinued operations reflect the charges associated with asbestos, including legal expenses. As discussed more fully in Note 17 of the notes to the consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products. Based on the information contained in the September 2002 actuarial study, which estimated an undiscounted liability for settlement payments ranging from $27.3 million to $58 million, and all other available information considered by us, and as further set forth in such Note 17, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles. Total legal expenses associated with asbestos related matters totaled $0.9 million in 2002.

IMPACT OF INFLATION

Although inflation is not a significant issue, management believes it will be able to continue to minimize any adverse effect of inflation on earnings through cost reduction programs, including the sale of manufactured products, and, where competitive situations permit, selling price increases. Recently, prices of steel and other commodities have risen. These increases did not have a material impact on us as we are not dependent on any single commodity, however there can be no assurance over the long-term.

FUTURE RESULTS OF OPERATIONS

We continue to face competitive pressures. In order to sell at competitive prices while maintaining profit margins we are continuing to focus on overhead and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the year ended December 31, 2003, cash provided by operations amounted to $31.5 million, compared to $57 million in 2002 and $43.5 million in 2001.

The reduction in 2003 was primarily attributable to lower earnings from continuing operations, a decrease in accounts payable and a lower decrease in inventory in 2003, as compared to 2002. The improvement in 2002, as compared to 2001, was primarily attributable to improved earnings from continuing operations, higher accounts payable and continued reductions in inventory. Inventory reductions continue to be a focus of management.

For the year ended December 31, 2002, inventory decreased by an additional $8 million over the $57 million reduction in 2001, which resulted primarily from reduced production and purchases, and where needed, the temporary closing of manufacturing facilities. Inventory turnover was 2.2 x in 2003, 2.3 x in 2002 and 2.1x in 2001. Inventory turnover should improve as DEM is integrated, and inventory "build-ups" needed to ensure order fulfillment are reduced as DEM is effectively integrated.

INVESTING ACTIVITIES. Cash used in investing activities was $101.9 million for the year ended December 31, 2003, compared to $26.9 million in 2002 and $14.2 million in 2001. The increase during 2003 was primarily due to the acquisition of DEM as discussed more fully in Note 2. The increase during 2002 was primarily due to acquisitions, partially offset by decreases in capital expenditures. Assets acquired consist primarily of property, plant and equipment, receivables and inventory. All acquisitions were financed with funds provided from our secondary equity offering, revolving credit facility and seller financing.

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

Capital expenditures for the three most recent fiscal years ended December 31 totaled $8.9 million in 2003, $7.6 million in 2002 and $13.7 million in 2001.

FINANCING ACTIVITIES. Cash provided by financing activities primarily for the acquisition of DEM for the year ended December 31, 2003 was $75 million compared to cash used in financing activities of $29.5 million for the year ended December 31, 2002 and $28.7 million in 2001. Dividends paid for the three most recent fiscal years ended December 31 were $5.6 million in 2003, $4.3 million in 2002 and $4.2 million in 2001. The decreased borrowings in 2002 and 2001 reflected our focus on reducing capital employed in the business.

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003 we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment, in connection with our acquisition of DEM. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which now expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, and includes the purchased assets of DEM. We expect such availability under the revolving credit facility, following the initial draw down at the acquisition closing, to be sufficient to meet our ongoing operating and integration costs.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. Our revolving credit facility prior to the DEM acquisition provided for certain financial covenants limiting our capital expenditures and requiring us to maintain a certain tangible net worth at the end of each fiscal quarter. Following our acquisition of DEM, the terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

In addition, in order to facilitate the aggregate financing of the acquisition, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million and issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million.

In connection with our acquisition of DEM, we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. Our working capital is further being impacted by restructuring and integration costs, as well as inventory build-ups necessary to ensure order fulfillment during the DEM integration. These increased working capital requirements are funded by borrowings from our lines of credit. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

In October 2003, we entered into a new interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million.

In July 2001, we entered into two interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional amounts. At December 31, 2002, we had two outstanding interest rate swap agreements (in an aggregate notional amount of $75 million), one of which matured in January 2003 and one of which is scheduled to mature in January 2004. Under these agreements, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million (matured in January 2003). If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

On July 26, 1999, we issued our convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short term bank borrowings and repurchase a portion of our common stock.

During the years 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of our stock option programs and to fund our Employee Stock Option Plan (ESOP). As of December 31, 2003, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2003, 2002 and 2001, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM, as of December 31, 2003:

                                ---------------------------------------------------------------------------
(IN THOUSANDS)                   2004        2005       2006        2007       2008    THEREAFTER    TOTAL
                                --------   --------   --------    --------   --------   --------   --------
Principal payments of
    long term debt ..........   $  3,354   $    555   $    581    $    610   $    582   $112,429   $118,111
Operating leases ............     12,824     12,156      9,322       5,752      4,512     39,481     84,047
Interest rate swap agreements        207       --          (59)       --         --         --          148
Severance payments related
    to restructuring ........      1,283       --         --          --         --         --        1,283
                                --------   --------   --------    --------   --------   --------   --------

          Total commitments .   $ 17,668   $ 12,711   $  9,844    $  6,362   $  5,094   $151,910   $203,589
                                ========   ========   ========    ========   ========   ========   ========

The table above excludes approximately $14 million of severance expected to be paid in 2004 after the DEM facilities are closed.

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

REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments. We recognize revenue from product sales upon shipment to customers. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2003, the allowance for sales returns was $24.1 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2003 the allowance for doubtful accounts and for discounts was $5.0 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2003, we had a valuation allowance of $23.2 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculated the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS
106. The key assumptions used in making these calculations are disclosed in Notes 11 and 12 to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

ACCOUNTING FOR AND DISCLOSURES OF GUARANTEES

In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Interpretation No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on our consolidated financial statements. See
Note 17 of Notes to Consolidated Financial Statements for discussion of product warranty claims.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after

December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

We are evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the effect on our consolidated balance sheet is not material.

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

EXCHANGE RATE RISK

We have exchange rate exposure, primarily, with respect to the Canadian dollar and the British pound. As of December 31, 2003, our financial instruments which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

INTEREST RATE RISK

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements.

In October 2003, we entered into a new interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million.

In July 2001, we entered into two interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional amounts. At December 31, 2002, we had two outstanding interest rate swap agreements (in an aggregate notional amount of $75 million), one of which matured in January 2003 and one of which is scheduled to mature in January 2004. Under these agreements, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million (matured in January 2003). If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

At December 31, 2003, we had approximately $217.8 million in loans and financing outstanding, of which approximately $118.1 million bear interest at fixed interest rates and approximately $99.7 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 46% at December 31, 2003 and 2002. Depending upon the level of borrowings under our revolving credit facility, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have approximately $1 million negative impact on our earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       PAGE NO.
CONSOLIDATED ANNUAL FINANCIAL STATEMENTS (Audited)


Independent Auditors' Report.........................................     F-1

Consolidated Statements of Operations for the
     years ended December 31, 2003,
     2002 and 2001                                                        F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002.........     F-3

Consolidated Statements of Cash Flows for the
     years ended December 31, 2003,
     2002 and 2001...................................................     F-4

Consolidated Statements of Changes in Stockholders'
     Equity for the years ended
     December 31, 2003, 2002 and 2001................................     F-5

Notes to Consolidated Annual Financial Statements....................     F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 5, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of January 1, 2002.



/s/ KPMG LLP
------------------------
New York, New York
March 26, 2004

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                   Year Ended December 31,
                                                                        ---------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              2003            2002             2001
---------------------------------------------------------------------------------------------------------------------
Net sales (Note 6)                                                      $    678,783    $    598,437    $    591,652
Cost of sales                                                                504,011         440,893         452,597
---------------------------------------------------------------------------------------------------------------------
  Gross profit                                                               174,772         157,544         139,055
Selling, general and administrative expenses                                 153,303         126,901         123,932
Restructuring expenses                                                         5,654           2,241            --
Goodwill impairment charge (Note 5)                                             --             3,334            --
---------------------------------------------------------------------------------------------------------------------
  Operating income                                                            15,815          25,068          15,123
Other income (expense), net (Note 13)                                           (477)          3,187           2,763
Interest expense                                                              13,907          14,244          21,202
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before taxes                        1,431          14,011          (3,316)
Provision (benefit) for income taxes (Note 14)                                 1,207           7,920            (831)
---------------------------------------------------------------------------------------------------------------------
  Earnings (loss) from continuing operations                                     224           6,091          (2,485)
Loss from discontinued operation, net of tax of $581 and
$6,099 (Note 17)                                                              (1,742)        (18,297)           --
---------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                            (1,518)        (12,206)         (2,485)
Cumulative effect of accounting change, net of tax of $2,473 (Note 5)           --           (18,350)           --
---------------------------------------------------------------------------------------------------------------------
  Net loss                                                              $     (1,518)   $    (30,556)   $     (2,485)
---------------------------------------------------------------------------------------------------------------------

Net earnings (loss) Per Common Share - Basic:
  Earnings (loss) from continuing operations                            $       0.01    $       0.51    $      (0.21)
  Discontinued operation                                                       (0.11)          (1.54)           --
  Cumulative effect of accounting change                                        --             (1.54)           --
---------------------------------------------------------------------------------------------------------------------
  Net loss Per Common Share - Basic                                     $      (0.10)   $      (2.57)   $      (0.21)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) Per Common Share - Diluted:
  Earnings (loss) from continuing operations                            $       0.01    $       0.51    $      (0.21)
  Discontinued operation                                                       (0.11)          (1.52)           --
  Cumulative effect of accounting change                                        --             (1.53)           --

---------------------------------------------------------------------------------------------------------------------
Net loss Per Common Share - Diluted                                     $      (0.10)   $      (2.54)   $      (0.21)
---------------------------------------------------------------------------------------------------------------------
Average number of common shares                                           15,744,930      11,914,968      11,774,591
Average number of common shares and dilutive common shares                15,793,008      12,008,496      11,774,591
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                     December 31,
                                                                ----------------------
(IN THOUSANDS)                                                    2003         2002
----------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                     $  19,647    $   9,690
  Marketable securities                                              --          7,200
  Accounts receivable, less allowances for discounts and
    doubtful accounts of $5,009 and $4,882 in 2003 and 2002,
     respectively (Note 7)                                        174,223      117,644
  Inventories (Notes 3 and 7)                                     253,754      174,785
  Deferred income taxes (Note 14)                                  13,148       12,213
  Prepaid expenses and other current assets                         7,399        6,828
----------------------------------------------------------------------------------------
  Total current assets                                            468,171      328,360

Property, plant and equipment, net (Notes 4 and 7)                112,549      103,822

Goodwill, net (Note 5)                                             71,843       16,683

Other assets (Notes 6 and 11)                                      41,962       41,893
----------------------------------------------------------------------------------------
    Total assets                                                $ 694,525    $ 490,758
========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note 7)                                        $  99,699    $  79,618
  Current portion of long-term debt (Note 7)                        3,354        4,108
  Accounts payable                                                 58,029       35,744
  Sundry payables and accrued expenses                             42,431       31,074
  Accrued customer returns                                         24,115       16,341
  Restructuring accrual (Note 2)                                   16,000         --
  Accrued rebates                                                  18,989        8,649
  Payroll and commissions                                          14,221       12,143
----------------------------------------------------------------------------------------
    Total current liabilities                                     276,838      187,677

Long-term debt (Notes 7 and 8)                                    114,757       93,191
Postretirement medical benefits and
  other accrued liabilities (Notes 11 and 12)                      36,848       30,414
Restructuring accrual (Note 2)                                     15,615         --
Accrued asbestos liabilities (Note 17)                             24,426       25,595
----------------------------------------------------------------------------------------
    Total liabilities                                             468,484      336,877
========================================================================================
Commitments and contingencies (Notes 7, 9, 10, 11, 12 and
17) Stockholders' equity (Notes 7, 8, 9, 10 and 11):

  Common Stock - par value $2.00 per share:
  Authorized 30,000,000 shares, issued 20,486,036
    and 13,324,476 shares in 2003 and 2002, respectively           40,972       26,649
  Capital in excess of par value                                   58,086        1,764
  Retained earnings                                               141,553      148,686
  Accumulated other comprehensive income (loss)                     4,814       (2,581)
  Treasury stock - at cost (1,284,428 and 1,367,467 shares in
    2003 and 2002, respectively)                                  (19,384)     (20,637)
----------------------------------------------------------------------------------------
    Total stockholders' equity                                    226,041      153,881
----------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                  $ 694,525    $ 490,758
========================================================================================

1
See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                              Year Ended December 31,
                                                                      -------------------------------------
(IN THOUSANDS)                                                           2003         2002          2001
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                                              $  (1,518)   $ (30,556)   $  (2,485)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                          17,092       16,128       18,909
  (Gain) loss on disposal of property, plant & equipment                  1,001          (97)        (265)
  Equity income from joint ventures                                         (27)        (352)        (844)
  Employee stock ownership plan allocation                                  938        1,230          713
  Tax benefit related to employee stock options                            --             80           48
  (Increase) decrease in deferred income taxes                           (1,632)       2,550       (3,628)
  Cumulative effect of accounting change                                   --         18,350         --
  Loss from discontinued operation                                        1,742       18,297         --
  Goodwill impairment charge                                               --          3,334         --
Change in assets and liabilities, net of effects from acquisitions:
  Decrease in accounts receivable, net                                    8,583        1,302       13,296
  Decrease in inventories                                                 3,511        7,996       56,966
  (Increase) decrease in prepaid expenses and other current assets          446        7,485       (1,821)
  (Increase) decrease in other assets                                     1,802       (3,705)      (1,687)
  Increase (decrease) in accounts payable                                (9,471)       5,322      (30,502)
  Increase(decrease) in sundry payables and accrued expenses              7,045       (3,215)      (8,774)
  Decrease in restructuring accrual                                      (2,085)        --           --
  Increase in other liabilities                                           4,036       12,806        3,524

-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                31,463       56,955       43,450
===========================================================================================================

CASH FLOWS FROM
INVESTING ACTIVITIES

Proceeds from the sale of property, plant and equipment                      87          520          652

Capital expenditures                                                     (8,926)      (7,598)     (13,740)
Maturity of investments                                                   7,200         --           --
Payments for acquisitions, net of cash acquired                        (100,249)     (19,855)      (1,069)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (101,888)     (26,933)     (14,157)
===========================================================================================================

CASH FLOWS FROM
FINANCING ACTIVITIES

Net borrowings (repayments) under line-of-credit agreements              20,081      (31,246)      71,935
Principal payments and retirement of long-term debt                      (4,313)      (3,181)     (93,601)
Borrowings under new long-term debt                                      10,000        5,419         --
Proceeds from issuance of common stock, net of issuance costs            55,744         --           --
Increase in overdraft balances                                            1,509        3,830         --
Debt issuance costs                                                      (2,460)        (602)      (3,261)
Proceeds from exercise of employee stock options                             91          589          473
Dividends paid                                                           (5,615)      (4,290)      (4,236)

-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      75,037      (29,481)     (28,690)
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   5,345        1,653         (806)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      9,957        2,194         (203)
Cash and cash equivalents at beginning of year                            9,690        7,496        7,699
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $  19,647    $   9,690    $   7,496
-----------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information: Cash paid
during the year for:
  Interest                                                            $  13,641    $  14,362    $  17,403
  Income taxes                                                        $   2,815    $   1,549    $   2,792
Non-cash investing and financing activities:
  Common stock issued to seller for acquisition                       $  15,125    $    --      $    --
  Issuance of long-term debt to seller for acquisition                $  15,125    $    --      $    --
===========================================================================================================


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                   Year Ended December 31, 2002 and 2001 2003,

--------------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                                        CAPITAL IN                      OTHER
                                           COMMON       EXCESS OF      RETAINED     COMPREHENSIVE   TREASURY
(IN THOUSANDS)                             STOCK        PAR VALUE      EARNINGS     INCOME (LOSS)     STOCK        TOTAL
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000              $ 26,649       $  2,541       $190,253       $   (591)    $(24,547)      $194,305
Comprehensive Loss:
  Net loss                                                                (2,485)                                    (2,485)
  Foreign currency translation adjustment                                                (1,086)                     (1,086)
  Unrealized loss on interest rate
    swap agreements                                                                      (2,045)                     (2,045)
                                                                                                                   --------
Total comprehensive loss                                                                                             (5,616)
Cash dividends paid                                                       (4,236)                                    (4,236)
Exercise of employee stock options                           (295)                                       768            473
Tax benefits applicable to
  the exercise of employee stock options                       48                                                        48
Employee Stock Ownership Plan                                (417)                                     1,130            713
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                26,649          1,877        183,532         (3,722)     (22,649)       185,687
Comprehensive Loss:
  Net loss                                                               (30,556)                                   (30,556)
  Foreign currency translation adjustment                                                 1,295                       1,295
  Unrealized gain on interest rate
    swap agreements, net of tax of $205                                                     617                         617
  Minimum pension liability adjustment                                                     (771)                       (771)
                                                                                                                   --------
    Total comprehensive loss                                                                                        (29,415)
Cash dividends paid                                                       (4,290)                                    (4,290)
Exercise of employee stock options                           (291)                                       880            589
Tax benefits applicable to the exercise
  of employee stock options                                    80                                                        80
Employee Stock Ownership Plan                                  98                                      1,132          1,230
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                26,649          1,764        148,686         (2,581)     (20,637)       153,881
Comprehensive Loss:
  Net loss                                                                (1,518)                                    (1,518)
  Foreign currency translation adjustment                                                 6,162                       6,162
  Unrealized gain on interest rate
    swap agreements, net of tax of $439                                                   1,317                       1,317
  Minimum pension liability adjustment                                                      (84)                        (84)
    Total comprehensive loss                                                                                          5,877
                                                                                                                   --------
Cash dividends paid                                                       (5,615)                                    (5,615)
Issuance of common stock related
  to acquisition                            14,323         56,546                                                    70,869
Exercise of employee stock options                            (30)                                       121             91
Employee Stock Ownership Plan                                (194)                                     1,132            938
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003              $ 40,972       $ 58,086       $141,553       $  4,814     $(19,384)      $226,041
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
Standard Motor Products, Inc. (referred to hereinafter in these Notes to Consolidated Financial Statements as "we," "us" or "our") is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive after-market industry. The consolidated financial statements include our accounts and all subsidiaries in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method. All significant intercompany items have been eliminated.

USE OF ESTIMATES
In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, depreciation and amortization of long-lived assets, product liability, asbestos and litigation matters, deferred tax asset valuation allowance and sales return allowances. Actual results could differ from those estimates.

RECLASSIFICATIONS
Where appropriate, certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES
During 2003, the held-to-maturity securities matured. At December 31, 2002, held-to-maturity securities amounted to $7.2 million. Held-to-maturity securities consist primarily of U.S. Treasury Bills and corporate debt securities which are reported at amortized cost which approximates fair value.

INVENTORIES
Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments are accounted for in accordance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "accumulated other comprehensive income (loss)." Amounts in "accumulated other comprehensive income (loss)" are reclassified into earnings in the "interest expense" caption when interest expense on the underlying borrowings are recognized.

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                 Estimated Life
                                               --------------------
Buildings and Improvements                      10 to 33-1/2 years
Machinery and equipment                          7 to 12 years
Tools, dies and auxiliary equipment              3 to 8 years
Furniture and fixtures                           3 to 12 years
Computer software                                3 to 10 years
Leasehold improvements                           Shorter of life of
                                                 asset or lease term

GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. We adopted Statement of Financial Accounting Standards ("SFAS 142") in January 2002. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Intangible and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets with finite lives to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value.

Prior to the adoption of SFAS No. 142, goodwill was assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities are translated into U.S. dollars at year end exchange rates and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remains there until the underlying foreign operation is liquidated or substantially disposed of. Where the U.S. dollar is the functional currency, transaction gains or losses arising from the remeasurement of financial statements are recorded in the statement of operations under the caption "other income (expense)".

REVENUE RECOGNITION
We recognize revenues from product sales upon shipment to customers. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties, in the period the sale is recorded, based upon our prior experience.

DEFERRED FINANCING COSTS
We have incurred costs in obtaining financing. These costs of $9.7 million have been capitalized in other assets and are being amortized on a straight-line basis over the life of the related financing arrangements through 2009. At December 31, 2003 and 2002, total accumulated amortization was $3.6 million and $2.3 million, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The annual net postretirement benefit liability and related expense under our benefit plans are determined on an actuarial basis. Benefits are determined primarily based upon employees' length of service.

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

NET EARNINGS PER COMMON SHARE
We present two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from net earnings per common share. The following is a reconciliation of the shares used in calcu- lating basic and dilutive net earnings per common share.

(IN THOUSANDS)                     2003      2002      2001
----------------------------------------------------------------
Weighted average
  common shares                   15,745    11,915    11,775
----------------------------------------------------------------
Effect of stock options               48        93       --
----------------------------------------------------------------
Weighted average common
  equivalent shares outstanding
  assuming dilution               15,793    12,008    11,775
----------------------------------------------------------------

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(IN THOUSANDS)                     2003      2002      2001
----------------------------------------------------------------
Stock options                       844       574        625
Convertible debentures            2,796     2,796      2,796
----------------------------------------------------------------

STOCK BASED COMPENSATION PLANS
Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related inter- pretations. Stock options granted during the years ended December 31, 2003, 2002 and 2001 were exercisable at prices equal to the fair market value of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

If we accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net income
(loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                      Year Ended
                                                      December 31,
                                        -----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     2003       2002        2001
---------------------------------------------------------------------------
Net loss, as reported                   $ (1,518)   $(30,556)   $ (2,485)
Less: Total stock-based employee
compensation expense determined under
fair value method for all awards, net
of related tax effects                      (137)       (235)       (212)
---------------------------------------------------------------------------
Pro forma net loss                      $ (1,655)   $(30,791)   $ (2,697)
---------------------------------------------------------------------------
Loss per share:
  Basic - as reported                   $  (0.10)   $  (2.57)   $  (0.21)
  Basic - pro forma                     $  (0.11)   $  (2.59)   $  (0.23)
  Diluted - as reported                 $  (0.10)   $  (2.54)   $  (0.21)
  Diluted - pro forma                   $  (0.11)   $  (2.56)   $  (0.23)
---------------------------------------------------------------------------


The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             2003       2002        2001
---------------------------------------------------------------------------
Expected option life                  3.9 years       3.9 years   4.0 years
Expected stock volatility                  38.9%          38.7%        38.6%
Expected dividend yield                     2.6%           2.6%         2.8%
Risk-free interest rate                     2.4%           1.8%         4.2%
Fair value of option                  $    3.36       $    4.07    $    3.71
---------------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We place our cash investments with high quality financial institutions and limit the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers' financial conditions. Our five largest individual customers, including members of a marketing group, accounted for 43%, 43% and 43% of consolidated net sales in 2003, 2002 and 2001, respectively. Within our five largest customers, the largest customer accounted for 12%, 14% and 10% of consolidated net sales in 2003, 2002 and 2001, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 1, 2002, we adopted the guidelines of the Emerging Issues Task Force Issue No. 01-09, Accounting Consideration Given by a Vendor to a Customer (Including Reseller of the Vendor's Products) ("EITF 01-09"). These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Historically, we have provided certain consideration, including rebates, product and discounts to customers and treated such costs as advertising, marketing and sales force expenses. Such costs are now treated as a reduction of revenues or as costs of sales. As a result, certain costs of approximately $30.4 million have been reclassified from selling, general and administrative expenses for the year ended December 31, 2001. These reclassifications had no effect on net earnings.

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

SFAS 145
In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement No. 145"). Statement No. 145 eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB")No. 30, Reporting Results of Operations. Statement No. 145 also requires sales-leaseback accounting for lease modifications that have economic effects that are similar to sales-leaseback transactions, and make various other technical corrections to existing pronouncements. Effective January 1, 2003, we adopted the provisions of Statement No. 145. As a result, the extraordinary loss on the early extinguishment of debt of approximately $2.8 million has been reclassified to interest expense for December 2001.

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

FASB INTERPRETATION NO. 45
In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation" No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. Interpretaton No. 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on our consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

FASB INTERPRETATION NO. 46
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

We are evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the effect on the company's consolidated balance sheet is not material.

SFAS 150
In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement No. 150"). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 did not have a material effect on our consolidated financial statements.

2. ACQUISITIONS AND RESTRUCTURING COSTS

ACQUISITION OF DANA'S EMG BUSINESS
On June 30, 2003, we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"). Prior to the sale, DEM was a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management.

Under the terms of the acquisition, we paid Dana Corporation $91.3 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million using an average market price of $10.97 per share. Based on the estimated final purchase price, we expect to pay in cash an additional $1.9 million. The average market price was based on the average closing price for a range of trading days preceding the closing date of the acquisition. We also incurred an estimated $7.1 million in transaction costs.

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

In connection with the acquisition of DEM, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million. The net proceeds from this equity offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility with General Electric Capital Corporation. On June 30, 2003, we also completed an amendment to our revolving credit facility, which increased the amount available under the credit facility by $80 million, to $305 million, as discussed more fully in Note 7 of Notes to Consolidated Financial Statements. We then financed the cash portion of the acquisition purchase price and the costs associated with the acquisition by borrowing from our amended credit facility.

The preliminary purchase price of the acquisition is summarized as follows (In thousands):

Value of common stock issued            $  15,125
Unsecured promissory note                  15,125
Cash consideration                         93,172
------------------------------------------------------
  Total consideration                     123,422
Transaction costs                           7,077
------------------------------------------------------
Total purchase price                    $ 130,499
------------------------------------------------------

The acquisition purchase price is subject to a final valuation of consideration which primarily relates to a post-closing adjustment, based upon the final book value of the acquired assets of DEM less the book value of the assumed liabilities of DEM as of the close of business on the closing date, subject to a maximum purchase price of $125 million.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


The following table summarizes the components of the net assets acquired (In thousands):

Accounts receivable                    $ 65,162
Inventories                              82,480
Property, plant and equipment            17,165
Goodwill                                 55,160
Other assets                                128
-------------------------------------------------
  Total assets acquired                $220,095
-------------------------------------------------
Accounts payable                       $ 30,247
Sundry payables and accrued expenses     32,152
Accrued customer returns                  7,013
Payroll and commissions                   3,984
Other liabilities                        16,200
-------------------------------------------------
  Total liabilities assumed              89,596
-------------------------------------------------
  Net assets acquired                  $130,499
-------------------------------------------------

The purchase price allocation is preliminary and is dependent on our final analysis of the net assets acquired, including intangibles which is expected to be completed by June 30, 2004. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the net tangible assets acquired were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill of $55.2 million resulting from this acquisition has been assigned to our Engine Management reporting unit. Goodwill associated with this acquisition will be deductible for tax purposes.

The following table represents our unaudited pro forma consolidated statement of operations for the years ended December 31, 2003 and 2002, as if the acquisition of DEM had been completed at January 1, 2003 and 2002, respectively. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.
                                               Year Ended
                                              December 31,
                                        -----------------------
(IN THOUSANDS)                             2003        2002
---------------------------------------------------------------
Net sales                               $  822,515   $ 882,401
Loss from continuing operations         $  (2,246)   $ (36,231)
Loss before cumulative effect
of accounting change                    $  (3,988)   $ (54,528)
Net loss                                $  (3,988)   $ (72,878)


Net loss per common share:
Net loss Basic                          $   (0.21)   $   (3.82)
Net loss - Diluted                      $   (0.21)   $   (3.82)
---------------------------------------------------------------


RESTRUCTURING COSTS
In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. We announced in a press release on July 8, 2003 that we will close seven DEM facilities. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $16.8 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of approximately 1,400 employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the third and fourth quarters of 2003, $2.1million of termination benefits have been charged to the accrual. In addition, during 2003 there were non-cash adjustments of $1.1 million, as workforce reduction costs were less than amounts originally estimated.

The restructuring accrual also includes approximately $17.9 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments incurred as a direct result of these plans, which will not have future benefits.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows:

                               Workforce        Other
(IN THOUSANDS)                 Reduction     Exit Costs   Total
-----------------------------------------------------------------
Initial restructuring
  liability                  $ 16,800      $ 17,900     $ 34,700
Cash payments                  (2,085)          --        (2,085)
Adjustments                    (1,100)          100       (1,000)
-----------------------------------------------------------------
Restructuring liability
as of December 31, 2003      $ 13,615      $ 18,000     $ 31,615
-----------------------------------------------------------------

In January 2002, we acquired the assets of a Temperature Control business from Hartle Industries for $4.8 million. The assets acquired consist primarily of property, plant and equipment, and inventory.

In April 2002, we acquired Carol Cable Limited, a manufacturer and distributor of wire sets, based in England, for $1.7 million. The assets acquired consist primarily of property, plant and equipment, and inventory. In addition, during 2002 we acquired the remaining equity interest in SMP Holdings Limited.

In May 2002, we purchased the aftermarket fuel injector business of Sagem Inc., a subsidiary of Johnson Controls, for $10.5 million. Sagem Inc. is a basic manufacturer of fuel injectors, and was the primary supplier to us prior to our acquisition. The assets acquired consist primarily of property, plant and equipment, and inventory. The purchase was partially financed by the seller ($5.4 million to be paid over a two-year period), with the remaining funds being provided under our revolving credit facility.

Our 2002 acquisitions did not have a material effect on our consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

On February 3, 2004, we acquired the Canadian distribution of Dana Corporation's Engine Management Group for approximately $1.0 million. As part of the acquisition we acquired inventory and will be relocating it into our distribution facility in Mississauga, Canada.

3. INVENTORIES


                                           December 31,
                                      --------------------
(IN THOUSANDS)                          2003        2002
----------------------------------------------------------

Finished goods                     $191,340    $141,487
Work in process                       7,913       2,417
Raw materials                        54,501      30,881
----------------------------------------------------------
Total inventories                  $253,754    $174,785
----------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT

                                           December 31,
                                      --------------------
(IN THOUSANDS)                          2003        2002
----------------------------------------------------------
Land, buildings and improvements      $ 71,900   $ 66,200
Machinery and equipment                136,551    120,655
Tools, dies and auxiliary equipment     22,046     19,962
Furniture and fixtures                  26,984     25,831
Computer software                       12,514     12,120
Leasehold improvements                   7,285      7,164
Construction in progress                 4,280      4,169
----------------------------------------------------------
                                       281,560    256,101
Less accumulated depreciation
  and amortization                     169,011    152,279
----------------------------------------------------------
Total property, plant and
equipment, net                        $112,549   $103,822
----------------------------------------------------------

Depreciation expense was $17.1 million, $16.1 million and $18.9 million for 2003, 2002 and 2001, respectively.

5. GOODWILL
Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. We completed our annual impairment test during the fourth quarter of 2003 and determined that our goodwill was not impaired.

During the first quarter of 2002, we performed our initial impairment test of goodwill reviewing the fair values of each of our reporting units using the discounted cash flows method, based on our weighted average cost of capital, and market multiples. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to our European Operation and Temperature Control Segment for which we recorded a charge of $10.9 million and $7.4 million, respectively. During the fourth quarter of 2002, we completed our annual-review of goodwill for potential impairment. After consideration to 2002 losses and budgeted 2003 losses, we wrote-off our remaining goodwill associated with the Engine Management reporting unit of our European Segment. With respect to our European Segment, approximately $1.4 million of goodwill remains on the December 31, 2003 and 2002 balance sheet, all of which pertains to the Temperature Control reporting unit.


                           Engine     Temperature
(IN THOUSANDS)            Management    Control  Europe     Total
--------------------------------------------------------------------
Balance as of
  December 31, 2002       $  10,490   $  4,822 $  1,371    $ 16,683
Goodwill acquired            55,160        --                55,160
---------------------------------------------------------------------
Balance as of
  December 31, 2003       $  65,650   $  4,822  $ 1,371   $  71,843
---------------------------------------------------------------------

Upon adoption of SFAS No. 142, our earnings (loss) before cumulative effect of accounting change for basic and diluted earnings (loss) per share adjusted to exclude goodwill amortization expense (net of taxes) were as follows:

                                                               December 31,
                                                  -----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      2003         2002          2001
-------------------------------------------------------------------------------------
Reported loss before cumulative effect
  of accounting change                            $(1,518)    $(12,206)    $ (2,485)
Add back: goodwill amortization expense, net
  of tax                                               --          --         2,727
-------------------------------------------------------------------------------------
Adjusted earnings (loss) before cumulative
  effect of accounting change                     $(1,518)    $(12,206)    $    242
-------------------------------------------------------------------------------------
Basic earnings (loss) per share:
Reported basic (loss) per share before
  cumulative effect of accounting change          $ (0.10)     $ (1.03)    $ ( 0.21)
Add back: goodwill amortization expense,
  net of tax                                           --          --          0.23
-------------------------------------------------------------------------------------
Adjusted basic earnings (loss) per share
  before cumulative effect of accounting change   $  (0.10)    $ (1.03)    $   0.02
-------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
Reported diluted loss per share
before cumulative effect of accounting change     $  (0.10)    $ (1.01)    $  (0.21)
Add back: goodwill amortization expense,
  net of tax                                            --          --         0.23
-------------------------------------------------------------------------------------
Adjusted diluted earnings (loss) per share
  before cumulative effect of accounting change   $  (0.10)    $ (1.01)    $   0.02
-------------------------------------------------------------------------------------

Upon adoption of SFAS No. 142, our net earnings (loss) for basic and diluted earnings per share adjusted to exclude goodwill amortization expense (net of tax) were as follows:


                                                               December 31,
                                                  -------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       2003      2002      2001
---------------------------------------------------------------------------------
Reported net loss                                 $(1,518)  $(30,556)  $(2,485)
Add back: goodwill amortization expense, net
  of tax                                              --        --       2,727
--------------------------------------------------------------------------------
Adjusted net earnings (loss)                      $(1,518)  $(30,556)  $   242
--------------------------------------------------------------------------------
Basic net earnings (loss) per share:
Reported basic net earnings (loss) per share      $ (0.10)  $  (2.57)  $ (0.21)
Add back: goodwill amortization expense, net
  of tax                                               --        --      0.23
--------------------------------------------------------------------------------
Adjusted basic net earnings (loss) per share      $ (0.10)  $  (2.57)  $ 0.02
--------------------------------------------------------------------------------
Diluted net earnings (loss) per share:
Reported diluted net earnings (loss) per
  share                                           $ (0.10)  $ (2.54)   $ (0.21)
--------------------------------------------------------------------------------
Add back: goodwill amortization expense, net
  of tax                                              --        --        0.23
Adjusted diluted net earnings (loss) per share    $ (0.10)  $ (2.54)   $  0.02
--------------------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued
--------------------------------------------------------------------------------

6. OTHER ASSETS
                                                   December 31,
(IN THOUSANDS)                                   2003       2002
-------------------------------------------------------------------
Unamortized customer supply agreements      $    946      $  1,419
Equity in joint ventures                       2,322         2,202
Deferred income taxes                         19,389        18,692
Deferred financing costs                       6,131         4,472
Other                                         13,174        15,108
-------------------------------------------------------------------
Total other assets                          $ 41,962      $ 41,893
-------------------------------------------------------------------
Included in the above caption "Other" is a preferred stock investment of $1.5 million in a customer. Net sales to this customer amounted to $53.0 million, $60.0 million and $57.9 million in 2003, 2002 and 2001, respectively.

7. CREDIT FACILITIES AND LONG-TERM DEBT

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003, we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment, in connection with our acquisition of DEM. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.

At December 31, 2003 and 2002, the interest rate on the Company's revolving credit facilities was 3.6% and 3.4%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under this revolving credit facility, classified as current liabilities was $95.9 million and $76.2 million at December 31, 2003 and 2002, respectively. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. The Company was in compliance with the covenants at December 31, 2003.

In addition, a foreign subsidiary of ours has a revolving credit facility. The amount of short-term bank borrowings outstanding under this facility was $3.8 million and $3.4 million at December 31, 2003 and 2002, respectively. The weighted average interest rates on these borrowings at December 31, 2003 and 2002 were 6.3% and 6.5%, respectively. On July 26, 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The convertible debentures are convertible into 2,796,120 shares of our common stock. We may, at our option, redeem some or all of the Debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined, occurs at the Company, we will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

In connection with our acquisition of DEM, we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

Long-term debt consists of:
                                                   December 31,
(IN THOUSANDS)                                   2003       2002
-------------------------------------------------------------------
6.75% convertible subordinated debentures   $ 90,000       $90,000
Unsecured promissory note                     15,125           --
Mortgage loan                                  9,824           --
Other                                          3,162         7,299
-------------------------------------------------------------------
                                             118,111        97,299
Less current portion                           3,354         4,108
-------------------------------------------------------------------
Total non-current portion of
long-term debt                              $114,757       $93,191
-------------------------------------------------------------------
Maturities of long-term debt during the five years ending December 31, 2004 through 2008 are $3.4 million, $0.6 million, $0.6 million, $0.6 million and $0.6 million, respectively.

8. INTEREST RATE SWAP AGREEMENTS
We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps.

In October 2003, we entered into a new interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million.

In July 2001, we entered into two interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional amounts. At December 31, 2002, we had two outstanding interest rate swap agreements (in an aggregate notional amount of $75 million), one of

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


which matured in January 2003 and the other is scheduled to mature in January 2004. Under these agreements we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million(matured in January 2003).

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the "interest expense" caption for the applicable period. It is not expected that any gain or loss will be reported in the statement of operations during the year ending December 31, 2004 nor was any recorded in 2003, 2002 or 2001.

9. STOCKHOLDERS' EQUITY
We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors are vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2003.

On January 17, 1996, our Board of Directors adopted a Shareholder Rights Plan
(Plan). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (Right) for each of our outstanding common shares . The dividend was payable on March 1, 1996, to the shareholders of record as of February 15, 1996. The Rights are attached to and automatically trade with the outstanding shares of our common stock.


The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of our outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of our outstanding common shares. Once the rights become exercisable they entitle all other shareholders to purchase, by payment of an $80.00 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, our Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on February 28, 2006.

During the years 1998 through 2000, our Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of our stock option programs and to fund our ESOP. As of December 31, 2003, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2003, 2002 and 2001, we did not repurchase any shares of our common stock.

Accumulated other comprehensive income (loss) is comprised of the following:

                                                  December 31,
(IN THOUSANDS)                                2003            2002
---------------------------------------------------------------------
Foreign currency translation adjustments    $  5,780       $   (382)
Unrealized loss on interest rate swap
  agreement, net of tax                         (111)        (1,428)
Minimum pension liability, net of tax           (855)          (771)
---------------------------------------------------------------------
Total accumulated other comprehensive
income (loss)                               $  4,814      $  (2,581)
---------------------------------------------------------------------

10. STOCK BASED COMPENSATION PLANS
We have principally two fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, we are authorized to issue 1,500,000 stock options. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 1996 Independent Directors' Stock Option Plan, we are authorized to issue 50,000 stock options. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 2003, in aggregate 1,262,774 shares of authorized but unissued common stock were reserved for issuance under our stock option plans. A summary of the status of our stock option plans follow:

                                 2003                2002                   2001
-------------------------------------------------------------------------------------
                              WEIGHTED             WEIGHTED             WEIGHTED
                              AVERAGE              AVERAGE              AVERAGE
                              EXERCISE             EXERCISE             EXERCISE
(SHARES IN THOUSANDS)     SHARES     PRICE     SHARES     PRICE     SHARES    PRICE
-------------------------------------------------------------------------------------
Outstanding at
  beginning of year          910    $17.14      1,011    $16.76      1,189   $16.60
Granted                      346     14.69         10     14.43         10    13.05
Exercised                     (3)     9.79        (54)     9.74        (55)    9.29
Forfeited                    (90)    18.29        (57)    16.91       (133)   18.18
-------------------------------------------------------------------------------------
Outstanding at
  end of year              1,163    $16.33        910    $17.14      1,011   $16.76
-------------------------------------------------------------------------------------
Options exercisable
  at end of year             800                  748                  671
-------------------------------------------------------------------------------------

STOCK OPTIONS OUTSTANDING
-------------------------------------------------------------------------------------

                      Shares         Weighted-Average
    Range of        Outstanding         Remaining                  Weighted-Average
Exercise Prices     at 12/31/03    Contractual Life (Years)        Exercise Price
-------------------------------------------------------------------------------------
$ 6.56 - $11.29          320            4.6                           $  9.92
$13.05 - $16.94          418            5.4                           $ 14.85
$20.50 - $24.84          425            1.9                           $ 22.62

STOCK OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------
    Range of           Shares Exercisable         Weighted-Average
Exercise Prices           at 12/31/03             Exercise Price
-------------------------------------------------------------------------------------
$ 6.56 - $11.29               300                   $10.14
$13.05 - $16.94                75                   $15.58
$20.50 - $24.84               425                   $22.62
-------------------------------------------------------------------------------------


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


11. RETIREMENT BENEFIT PLANS
We had a defined benefit pension plan covering certain former employees of our former Brake business. During 2002, a partial settlement of the plan occurred in conjunction with the purchase of non-participating annuity contracts for plan members. The final settlement under the plan will occur when the remaining assets under the plan are distributed. All pension benefit obligations have been satisified and the projected benefit obligation under the plan is $0.

The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan:


                                                December 31,
                                           ---------------------
(IN THOUSANDS)                              2003         2002
----------------------------------------------------------------
Benefit obligation at beginning of year    $   --      $  8,813
Interest cost                                  --           368
Actuarial loss                                 --         1,096
Settlement                                     --        (9,793)
Benefits paid                                  --          (484)
----------------------------------------------------------------
Benefit obligation at end of year          $   --      $   --
----------------------------------------------------------------
Fair value of plan assets at
  beginning of year                        $    746    $ 11,062
Settlement                                     --        (9,793)
Actual return on plan assets                    (25)        (39)
Benefits paid                                  --          (484)
----------------------------------------------------------------
Fair value of plan assets at end of year   $    721    $    746
----------------------------------------------------------------
Funded status                              $    721    $    746
Unrecognized net actuarial loss                  81          56
----------------------------------------------------------------
Prepaid benefit cost                       $    802    $    802
----------------------------------------------------------------

Weighted average assumptions are as follows:

                                                    December 31,
                                           ----------------------------
                                            2003        2002      2001
-----------------------------------------------------------------------
Discount rates                                N/A      6.50%     7.25%
Expected long-term rate
of return on assets                           N/A      8.00%     8.00%
-----------------------------------------------------------------------

Components of net periodic (benefit) cost follow:

                                                    December 31,
                                           ----------------------------
(IN THOUSANDS)                              2003        2002      2001
-----------------------------------------------------------------------
Interest cost                            $    --      $   368   $   629
Return on assets                              (8)        (530)     (928)
Settlement                                    --          228       --
Recognized actuarial (gain) loss               8           (5)     (112)
-----------------------------------------------------------------------
Net periodic (benefit) cost              $    --      $    61   $  (411)
-----------------------------------------------------------------------

In addition, we participate in several multi employer plans which provide defined benefits to substantially all unionized workers. The Multi employer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multi employer plans. We have not received information from the plans' administrators to determine our share, if any, of unfunded vested benefits.

We and certain of our subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees.

The provisions for retirement expense in connection with the plans are as follows:

                                 Multi-           Defined Contribution
(IN THOUSANDS)                employer Plans      and Other Plans
-----------------------------------------------------------------------
Year ended December 31,
2003                          $    225            $   3,518
2002                               306                2,553
2001                               299                2,449
-----------------------------------------------------------------------

We have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. 75,000 shares were granted to employees during 2003, 2002 and 2001, under the terms of the ESOP. These shares were funded directly from treasury stock.

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

The provision for expense in connection with the ESOP was approximately $0.9 million in 2003, $1.2 million in 2002 and $0.7 million in 2001.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. Such contributions were $99,000, $46,000 and $37,000 in 2003, 2002 and 2001, respectively.

On October 1, 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation.

                                               December 31,
                                        ---------------------------
(IN THOUSANDS)                            2003             2002
-------------------------------------------------------------------

Benefit obligation at beginning of year   $  2,275       $   1,342
Service cost                                   351             211
Interest cost                                  220             140
Actuarial loss                               1,407             582
-------------------------------------------------------------------
Benefit obligation at end of year         $  4,253       $   2,275

-------------------------------------------------------------------
Funded status                             $ (4,253)      $  (2,275)
Unrecognized prior service cost              1,022           1,132
Additional minimum pension liability        (1,877)         (1,298)
Unrecognized net actuarial loss              1,800             538
-------------------------------------------------------------------
Accrued benefit cost                      $ (3,308)      $  (1,903)
-------------------------------------------------------------------

Components of net periodic benefit cost follow:

                                               December 31,
                                        ---------------------------
(IN THOUSANDS)                            2003             2002
-------------------------------------------------------------------
Service cost                              $ 351           $  211
Interest cost                               220              140
Amortization of prior service cost          110              110
Amortization of unrecognized loss           146               44
-------------------------------------------------------------------
Net periodic benefit cost                 $ 827           $  505
-------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                        December 31,
                               ---------------------------------
                                2003                   2002
----------------------------------------------------------------
Discount rates                  6.00%                  6.50%
Salary increase                    4%                     4%
----------------------------------------------------------------

12. POSTRETIREMENT MEDICAL BENEFITS
We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis. The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan:

                                                 December 31,
                                         --------------------------
(IN THOUSANDS)                                2003       2002
-------------------------------------------------------------------
Benefit obligation at beginning of year  $  26,188    $ 20,484
Service cost                                 2,547       1,765
Interest cost                                1,642       1,517
Actuarial loss                               1,637       3,375
Benefits paid                               (1,087)       (953)
-------------------------------------------------------------------
Benefit obligation at end of year        $  30,927    $ 26,188
-------------------------------------------------------------------
Funded status                            $ (30,927)   $(26,188)
Unrecognized prior service cost                666         790
Unrecognized net actuarial loss              2,442         846
-------------------------------------------------------------------
Accrued benefit cost                     $ (27,819)   $(24,552)
-------------------------------------------------------------------

Components of net periodic benefit cost follow:

                                                       December 31,
                                         ------------------------------------
(IN THOUSANDS)                              2003          2002         2001
-----------------------------------------------------------------------------
Service cost                             $  2,547      $  1,765     $  1,500
Interest cost                               1,642         1,517        1,314
Amortization of prior service cost            124           124          124
Recognized actuarial (gain) loss               41           (53)        (232)
-----------------------------------------------------------------------------
Net periodic benefit cost                $  4,354      $  3,353     $  2,706
-----------------------------------------------------------------------------

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                2003        2002       2001
-----------------------------------------------------------------------------
Discount Rate                                     6.0%      6.5%      7.25%
Current medical cost trend rate                    12%       12%         9%
Current dental cost trend rate                      5%        5%         5%
Ultimate medical cost trend rate                    5%        5%         5%
Year trend rate declines to ultimate              2005      2005       2005
-----------------------------------------------------------------------------



We expect to pay benefits of approximately $1.2 million to our unfunded postretirement benefit plan in 2004. Our measurement date for this plan is December 31.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2003:

                                  1-Percentage-        1-Percentage-
(IN THOUSANDS)                    Point Increase       Point Decrease
------------------------------------------------------------------------
Effect on total of service and
  interest cost components          $     446           $     (359)
Effect on post retirement
  benefit obligation                $   2,544           $   (2,110)
------------------------------------------------------------------------

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Since specific authoritative guidance on accounting for the federal subsidy is pending, FASB has permitted companies to defer the accounting for the effects of the Act. Accordingly, we have elected to defer the accounting for the changes in the Act, therefore, the impact of the Act has not been reflected in the accounting for our postretirement medical benefits or in disclosures above. We will account for the effects of the Act in the period in which authoritative guidance is issued, which could require a change in previously reported information.

13. OTHER INCOME (EXPENSE), NET
                                              Year Ended December 31,
                                      ---------------------------------
(IN THOUSANDS)                            2003        2002        2001
-----------------------------------------------------------------------
Interest and dividend income          $    446      $  1,338  $  1,336
Loss on sale of accounts
receivable                                  --            --      (484)
Income from joint ventures                  27           352       844
Gain (loss) on disposal of property,
plant and equipment                       (301)           97       265
Gain (loss) on foreign exchange         (1,357)          108       366
Other income (expense) - net               708         1,292       436
-----------------------------------------------------------------------
Total other income (expense), net     $   (477)     $  3,187  $  2,763
-----------------------------------------------------------------------

14. INCOME TAXES

The income tax provision (benefit) consists of the following:

                                           Year Ended December 31,
                                      --------------------------------
(IN THOUSANDS)                            2003       2002        2001
----------------------------------------------------------------------
Current:
  Domestic                              $    804    $  2,422  $  1,124
  Foreign                                  2,035       2,948     1,673
----------------------------------------------------------------------
Total Current                              2,839       5,370     2,797
----------------------------------------------------------------------
Deferred:
  Domestic                                (1,617)      3,350    (3,408)
  Foreign                                    (15)       (800)     (220)
----------------------------------------------------------------------
Total Deferred                            (1,632)      2,550    (3,628)
----------------------------------------------------------------------
Total income tax provision (benefit)    $  1,207    $  7,920   $  (831)
----------------------------------------------------------------------

We have not provided for federal income taxes on the undistributed income of our foreign subsidiaries because of the availability of foreign tax credits and/or our intention to permanently reinvest such undistributed income. Cumulative undistributed earnings of foreign subsidiaries on which no United States income tax has been provided were $43.2 million at the end of 2003, 37.7 million at the end of 2002, $32.9 million at the end of 2001.

Earnings (loss) before income taxes for foreign operations (excluding Puerto
Rico) amounted to approximately $1.5 million, ($4.6) million, and $2.5 million, in 2003, 2002, and 2001, respectively. U.S. taxes on the earnings of the Puerto Rican subsidiary are largely eligible for tax credits against U.S. income taxes (phased out effective 2005) and are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring in 2016.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Reconciliations between the U.S. federal income tax rate and our effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:
                                              Year Ended December 31,
                                     ----------------------------------------
                                       2003           2002            2001
-----------------------------------------------------------------------------
U.S. federal income tax rate           35.0%          35.0%           35.0%
Increase (decrease) in tax rate
  resulting from:
State and local income taxes, net
  of federal income tax benefit        (7.2)           4.1            21.4
Non-deductible items, net              59.9            3.4            60.5
Income (benefit) taxes on foreign
  income                             (111.0)          (2.4)          (91.9)
Change in valuation allowance         107.6           16.4              --
-----------------------------------------------------------------------------
Effective tax rate                     84.3%          56.5%           25.0%
-----------------------------------------------------------------------------


The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accom- panying consolidated balance sheets:


                                                 December 31,
                                          -------------------------
(IN THOUSANDS)                                2003        2002
-------------------------------------------------------------------
Deferred tax assets:
Inventories                                 $  7,060    $  6,025
Allowance for customer returns                 6,453       6,152
Postretirement benefits                       10,989      10,390
Allowance for doubtful accounts                1,173       1,442
Accrued salaries and benefits                  3,430       3,339
Net operating loss and tax credit
  carry forwards                              17,988      14,084
Goodwill                                       2,581       3,578
Accrued asbestos liabilities                  10,430      10,765
Other                                          5,583       5,580
-------------------------------------------------------------------
                                              65,687      61,355
Valuation allowance                          (23,239)    (21,698)
-------------------------------------------------------------------
Total                                       $ 42,448    $ 39,657
-------------------------------------------------------------------
Deferred tax liabilities:
Depreciation                                $  8,747    $  7,565
Promotional costs                                395       1,106
Goodwill                                         688        --
Other                                             81          81
-------------------------------------------------------------------
Total                                          9,911       8,752
-------------------------------------------------------------------
Net deferred tax assets                     $ 32,537    $ 30,905
-------------------------------------------------------------------

During 2003, we increased the valuation allowance by $1.5 million. At December 31, 2003, we have approximately $28.0 million of domestic and foreign net operating loss carry forwards of which $13.6 million will expire between 2021 and 2023 and the remainder (foreign) have an indefinite carry forward period. We also have foreign tax credit carry forwards of approximately $1.4 million which expire between 2004 and 2007. We also have alternative minimum tax credit carry forwards of approximately $6.9 million for which there is no expiration date.

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. However, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

15. INDUSTRY SEGMENT AND GEOGRAPHIC DATA

Under the provisions of SFAS No. 131, we have three reportable operating segments which are the major product areas of the automotive aftermarket in which we compete. Engine Management consists primarily of ignition and emission parts, wire and cable, and fuel system parts. Temperature Control consists primarily of compressors, other air conditioning parts and heater parts. The third reportable operating segment is Europe which consists of both Engine Management and Temperature Control reporting units. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment:

                                                          Year ended December 31, 2003
                               ---------------------------------------------------------------------------
                                Engine          Temperature     European     Other
(IN THOUSANDS)                  Management      Control         Group       Adjustments    Consolidated
----------------------------------------------------------------------------------------------------------
Net Sales                      $414,375         $219,576       $ 40,141      $  4,691         $678,783
----------------------------------------------------------------------------------------------------------
Depreciation and
  amortization                    9,362            5,688          1,046           996           17,092
----------------------------------------------------------------------------------------------------------
Operating income                 31,871            4,702         (3,605)      (17,153)          15,815
----------------------------------------------------------------------------------------------------------
Investment in equity
  affiliates                       --               --               42         2,280            2,322
----------------------------------------------------------------------------------------------------------
Capital expenditures              5,473            2,438          1,015          --              8,926
----------------------------------------------------------------------------------------------------------
Total Assets                   $448,687         $150,248       $ 31,188      $ 64,402         $694,525
----------------------------------------------------------------------------------------------------------


Our five largest individual customers, including members of one marketing group accounted for 43% of consolidated net sales in 2003. 29% and 14% of these net sales were generated from our Engine Management and Temperature Control seg-ments, respectively.

                                                          Year ended December 31, 2002
                               ---------------------------------------------------------------------------
                                Engine          Temperature     European     Other
(IN THOUSANDS)                  Management      Control         Group       Adjustments    Consolidated
----------------------------------------------------------------------------------------------------------
Net Sales                        $303,112       $255,088       $ 36,028        $  4,209        $598,437
----------------------------------------------------------------------------------------------------------
Depreciation and
  amortization                      8,660          5,484            902           1,082          16,128
----------------------------------------------------------------------------------------------------------
Operating income                   41,844         10,095        (10,464)        (16,407)         25,068
----------------------------------------------------------------------------------------------------------
Investment in equity
  affiliates                         --             --              185           2,017           2,202
----------------------------------------------------------------------------------------------------------
Capital expenditures                3,465          2,066          1,831             236           7,598
----------------------------------------------------------------------------------------------------------
Total Assets                     $247,318       $157,343       $ 30,728        $ 55,369        $490,758
----------------------------------------------------------------------------------------------------------


Our five largest individual customers, including members of one marketing group accounted for 43% of consolidated net sales in 2002. 22% and 21% of these net sales were generated from our Engine Management and Temperature Control seg-ments, respectively.

                                                          Year ended December 31, 2001
                               ---------------------------------------------------------------------------
                                Engine          Temperature     European     Other
(IN THOUSANDS)                  Management      Control         Group       Adjustments    Consolidated
----------------------------------------------------------------------------------------------------------
Net Sales                       $285,498         $269,856       $ 33,449      $  2,849        $591,652
----------------------------------------------------------------------------------------------------------
Depreciation and
  amortization                     9,649            6,462          1,961           837          18,909
----------------------------------------------------------------------------------------------------------
Operating income                  26,432            3,624         (1,718)      (13,215)         15,123
----------------------------------------------------------------------------------------------------------
Investment in equity
  affiliates                         105             --              166         1,878           2,149
----------------------------------------------------------------------------------------------------------
Capital expenditures               4,724            6,781            775         1,460          13,740
----------------------------------------------------------------------------------------------------------
Total Assets                    $233,564         $182,083       $ 40,407      $ 53,375        $509,429
----------------------------------------------------------------------------------------------------------


             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Our five largest individual customers, including members of one marketing group accounted for 43% of consolidated net sales in 2001. 18% and 25% of these net sales were generated from our Engine Management and Temperature Control segments, respectively.

Other Adjustments consist of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS No.131.

                                         REVENUE
                        ----------------------------------------------
                                   Year ended December 31,
                        ----------------------------------------------
(IN THOUSANDS)              2003              2002             2001
----------------------------------------------------------------------
United States           $ 584,853          $ 512,055       $ 515,322
Europe                     40,141             36,028          33,449
Canada                     38,187             32,188          28,811
Other Foreign              15,602             18,166          14,070
----------------------------------------------------------------------
Total                   $ 678,783          $ 598,437       $ 591,652
----------------------------------------------------------------------

                                         LONG LIVED ASSETS
                        ----------------------------------------------
                                     Year ended December 31,
                        ----------------------------------------------
(IN THOUSANDS)              2003              2002             2001
----------------------------------------------------------------------
United States           $ 173,817          $ 109,778        $ 118,455
Europe                      7,246              7,153           17,301
Canada                      2,496              2,450            2,829
Other Foreign                 833              1,124            1,101
----------------------------------------------------------------------
Total                   $ 184,392          $ 120,505        $ 139,686
----------------------------------------------------------------------

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

LONG-TERM DEBT
The fair value of our long-term debt is estimated based on quoted market prices or current rates offered to us for debt of the same remaining maturities.

INTEREST RATE SWAPS
The fair value of our financial instruments are based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk.

The estimated fair values of our financial instruments are as follows:

DECEMBER 31, 2003                 CARRYING               FAIR
(IN THOUSANDS)                     AMOUNT                VALUE
-------------------------------------------------------------------
Cash and cash equivalents       $   19,647           $   19,647
Long-term debt                    (118,111)            (116,570)
Interest rate swaps                   (148)                (148)
-------------------------------------------------------------------

DECEMBER 31, 2002               CARRYING                  FAIR
(IN THOUSANDS)                  AMOUNT                    VALUE
-------------------------------------------------------------------
Cash and cash equivalents       $ 9,690              $   9,690
Marketable securities             7,200                  7,200
Long-term debt                  (97,299)               (80,188)
Interest rate swaps              (1,905)                (1,905)
-------------------------------------------------------------------

17. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three-years ended December 31, 2003 was as follows:

(IN THOUSANDS)                     TOTAL       ESTATE     OTHER
-------------------------------------------------------------------
2003                               $12,286     $9,143    $3,143
2002                                 8,434      6,282     2,152
2001                                 8,673      6,508     2,165
-------------------------------------------------------------------

At December 31, 2003, we are obligated to make minimum rental payments through 2021, under operating leases which are as follows :

(IN THOUSANDS)
------------------------------------------------------------------------
2004 ...............  $12,824            2007 ..............     5,752
2005 ...............   12,156            2008 ..............     4,512
2006 ...............    9,322            Thereafter ........    39,481
------------------------------------------------------------------------
                                         Total .............   $84,047
------------------------------------------------------------------------

We also have lease and sub-lease agreements in place for various properties under our control. We expect to receive operating lease payments from lessees during the five years ending December 31, 2004 through 2008 of $0.6 million, $0.6 million, $0.6 million, $0.6 million, and $0.5 million, respectively.

We generally warrant our products against certain manufac turing and other defects. These product warranties are vided for specific periods of time of the product depend ing on the nature of the product. As of December 31, 2003 and 2002, we have accrued $14.0 million and $10.4 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on torical experience of actual warranty claims. Warranty expense for each of the years 2003, 2002 and 2001 were: $46.6 million, $46.7 million and $52.2 million, respectively.

The following table provides the changes in our product warranties:


                                                     Year Ended December 31,
                                                -----------------------------
(IN THOUSANDS)                                       2003             2002
-----------------------------------------------------------------------------
Balance, beginning of period                        $10,360       $  12,743
Assumed liabilities from acquisition of
  DEM                                                 3,600              --
Liabilities accrued for current year sales           46,592          46,671
Settlements of warranty claims                      (46,565)        (49,054)
-----------------------------------------------------------------------------
Balance, end of period                              $13,987       $  10,360
-----------------------------------------------------------------------------

             STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


At December 31, 2003, we had outstanding letters of credit aggregating approximately $4.0 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

We entered into Change in Control arrangements with two key officers. In the event of a Change of Control (as defined), each executive will receive severance payments, (as defined), and certain other benefits.

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


In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003, approximately 3,300 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001, the amounts paid for settled claims are $1.1 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

facts and circumstances, it is our opinion that the final outcome of these matters will not have a material adverse effect on our business, financial condition or results of operations.

18. QUARTERLY FINANCIAL DATA unit (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Dec. 31,     Sept. 30,    June 30,     Mar. 31,
Quarter Ended                        2003          2003         2003         2003
-----------------------------------------------------------------------------------
Net Sales                         $ 162,454    $ 214,479    $ 166,125    $ 135,725
-----------------------------------------------------------------------------------
Gross Profit                         38,125       58,288       43,819       34,540
-----------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations                         (5,511)       2,042        4,300         (607)
-----------------------------------------------------------------------------------
Loss from discontinued
  operation, net of taxes              (370)        (591)        (433)        (348)
-----------------------------------------------------------------------------------
Net Earnings (loss)               $  (5,881)   $   1,451    $   3,867    $    (955)
-----------------------------------------------------------------------------------

Net Earnings (loss) from continuing operations per common share:

Basic                             $   (0.29)   $    0.11    $    0.34    $   (0.05)
Diluted                           $   (0.29)   $    0.11    $    0.34    $   (0.05)
-----------------------------------------------------------------------------------
Net Earnings (loss)
per common share:
Basic                             $   (0.31)   $    0.08    $    0.31    $   (0.08)
Diluted                           $   (0.31)   $    0.08    $    0.31    $   (0.08)
-----------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Dec. 31,     Sept. 30,    June 30,     Mar. 31,
Quarter Ended                        2002         2002         2002         2002
-----------------------------------------------------------------------------------
Net Sales                         $ 107,856    $ 183,631    $ 180,629    $ 126,321
-----------------------------------------------------------------------------------
Gross Profit                         29,127       50,608       46,833       30,976
-----------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations                         (8,087)       9,832        6,267       (1,921)
-----------------------------------------------------------------------------------
Loss from discontinued
  operation, net of taxes              (254)     (16,918)        (806)        (319)
-----------------------------------------------------------------------------------
Cumulative effect of accounting
  change, net of taxes                 --           --           --        (18,350)
-----------------------------------------------------------------------------------
Net Earnings (loss)               $  (8,341)   $  (7,086)   $   5,461    $ (20,590)
-----------------------------------------------------------------------------------

Net Earnings (loss) from continuing operations per common share:

Basic                             $   (0.68)   $    0.82    $    0.53    $   (0.16)
Diluted                           $   (0.68)   $    0.72    $    0.48    $   (0.16)
-----------------------------------------------------------------------------------
Net Earnings (loss)
  per common share:
Basic                             $  (0.70)    $   (0.59)   $    0.46    $   (1.74)
Diluted                           $  (0.70)    $   (0.42)   $    0.43    $   (1.74)
-----------------------------------------------------------------------------------



The fourth quarter of 2003 reflects unfavorable adjustments including approximately $2.9 million of integration and restructuring costs related to DEM and our Temperature Control Segment; and a $2 million additional inventory obsolescence provision for Temperature Control inventory due to reduced sales volume.

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

ITEM 9A. CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information in our 2004 Proxy Statement set forth under the captions "Election of Directors" "Information About Nominees" and "Executive Compensation."

         CODE OF ETHICS

         We have adopted a code of business conduct and ethics for Directors, Officers and Employees. The Code of Ethics is available on our website at WWW.SMPCORP.COM. Shareholders may request a free copy of the Code of Ethics from:

         Standard Motor Products, Inc.
         Attention: Investor Relations
         37-18 Northern Blvd.
         Long Island City, NY 11101
         (718) 392-0200

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information in our 2004 Proxy Statement set forth under captions "Information Regarding Executive Officer Compensation" and "Information Regarding the Board and its Committees - Directors Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the information in our 2004 Proxy Statement set forth under the captions "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information in our 2004 Proxy Statement set forth under the captions "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information required by this Item is incorporated herein by reference to the information in our 2004 Proxy Statement set forth under the captions "Audit and Non-Audit Fees."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(A). DOCUMENT LIST

       (1) Among the responses to this Item 15(a) are the following financial statements.

          Independent Auditors' Report

          Financial Statements:

          Consolidated Balance Sheets - December 31, 2003 and 2002

          Consolidated Statements of Operations - Years Ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

       (2) The following financial schedule and related report for the years 2003, 2002 and 2001 is submitted herewith:

          Independent Auditors' Report of Schedule II

          Schedule II - Valuation and Qualifying Accounts

             All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

       (3) Exhibits required by Item 601 of Securities and Exchange Commission Regulations S-K: See "Exhibit Index".


15(B). REPORTS ON FORM 8-K

       On October 31, 2003, we filed a current report on Form 8-K reporting under Item 9 - Regulation FD Disclosure (Information furnished pursuant to Item 12 - Results of Operations and Financial Condition) that Standard Motor Products, Inc. issued a press release announcing its financial results for the quarter ended September 30, 2003 and a quarterly dividend. A copy of the press release was filed as an exhibit to such Form 8-K.

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER


2.1 Asset Purchase Agreement, dated as of February 7, 2003, by and among Dana Corporation, Automotive Controls Corp., BWD Automotive Corporation, Pacer Industries, Inc., Ristance Corporation, Engine Controls Distribution Services, Inc., as Sellers, and Standard Motor Products, Inc., as Buyer (incorporated by reference to Standard Motor Products, Inc.'s Current Report on Form 8-K (File No. 001-04743), Filed on February 10, 2003).

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

EXHIBIT
NUMBER


10.8    Supplemental Compensation Plan effective October 1, 2001.

10.9 Change of Control Agreement dated December 12, 2001 between Standard Motor Products, Inc. and John Gethin.

10.10 Change of Control Agreement dated December 12, 2001 between Standard Motor Products, Inc. and James Burke.

10.11 First Amendment to Amended and Restated Credit Agreement, dated June 27, 2003, among Standard Motor Products, Inc., as Borrower and General Electric Capital Corp. and Bank of America, as Lenders.

21      List of Subsidiaries of Standard Motor Products, Inc.

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

                     STANDARD MOTOR PRODUCTS, INC.

                     (REGISTRANT)

                     /S/ LAWRENCE I. SILLS
                     -----------------------------------------------------
                          Lawrence I. Sills
                          Chairman, Chief Executive Officer and Director

                     /S/ JAMES J. BURKE
                     -----------------------------------------------------
                          James J. Burke
                          Vice President, Finance; Chief Financial Officer

                          New York, New York
                          March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 30, 2004       /S/  LAWRENCE I. SILLS
                     -----------------------------------------------------
                          Lawrence I. Sills
                          Chairman, Chief Executive Officer and Director

March 30, 2004       /S/  ARTHUR D. DAVIS
                     -----------------------------------------------------
                          Arthur D. Davis, Vice Chairman and Director

March 30, 2004       /S/  MARILYN F. CRAGIN
                     -----------------------------------------------------
                          Marilyn F. Cragin, Director

March 30, 2004       /S/  SUSAN F. DAVIS
                     -----------------------------------------------------
                          Susan F. Davis, Director

March 30, 2004       /S/  ARTHUR S. SILLS
                     -----------------------------------------------------
                          Arthur S. Sills, Director

March 30, 2004       /S/  PETER J. SILLS
                     -----------------------------------------------------
                          Peter J. Sills, Director

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of March 26, 2004, we reported on the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the annual report on Form 10-K for the year 2003. Our report contains an explanatory paragraph that the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of January 1, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP
                                            -----------------------
                                                New York, New York
                                                March 26, 2004

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2003, 2002 and 2001

                                                                    ADDITIONS
                                                                    ---------
                                        BALANCE AT        CHARGED TO
                                        BEGINNING         COSTS AND                                            BALANCE AT
           DESCRIPTION                   OF YEAR           EXPENSES         OTHER (1)        DEDUCTIONS        END OF YEAR
                                      ---------------   ---------------   --------------    --------------   ---------------
YEAR ENDED DECEMBER 31, 2003:
  Allowance for doubtful accounts     $     3,568,000   $       813,000   $      330,000    $    1,702,000   $     3,009,000
  Allowance for discounts                   1,314,000         9,615,000          800,000         9,729,000         2,000,000
                                      ---------------   ---------------   --------------    --------------   ---------------
                                      $     4,882,000   $    10,428,000   $    1,130,000    $    11,431,000  $     5,009,000
                                      ===============   ===============   ==============    ==============   ===============

Allowance for sales returns           $    16,341,000   $    83,087,000   $    7,013,000    $   82,326,000   $    24,115,000
                                      ===============   ===============   ==============    ==============   ===============

Allowance for inventory valuation     $    14,291,000   $     5,613,000   $   27,442,000    $    5,543,000   $    41,803,000
                                      ===============   ===============   ==============    ==============   ===============


YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful accounts     $     2,917,000   $       489,000   $      162,000   $            --   $     3,568,000
  Allowance for discounts                   1,445,000         8,611,000               --         8,742,000         1,314,000
                                      ---------------   ---------------   --------------   ---------------   ---------------
                                      $     4,362,000   $      9,100,000  $      162,000    $    8,742,000   $     4,882,000
                                      ===============   ===============   ==============    ==============   ===============

Allowance for sales returns           $    18,167,000   $     73,030,000  $           --    $   74,856,000   $    16,341,000
                                      ===============   ===============   ==============    ==============   ===============

Allowance for inventory valuation     $    13,895,000   $      1,265,000  $           --    $      869,000   $    14,291,000
                                      ===============   ===============   ==============    ==============   ===============


YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts     $     2,979,000   $        598,000  $           --    $      660,000   $     2,917,000
  Allowance for discounts                   1,598,000         9,353,000               --         9,506,000         1,445,000
                                      ---------------   ---------------   --------------   ---------------   ---------------
                                      $     4,577,000   $      9,951,000  $           --    $   10,166,000   $     4,362,000
                                      ===============   ===============   ==============    ==============   ===============

Allowance for sales returns           $    17,693,000   $    94,122,000  $            --    $   93,648,000   $    18,167,000
                                      ===============   ===============   ==============    ==============   ===============

Allowance for inventory valuation     $    12,930,000   $     4,387,000  $            --    $    3,422,000   $    13,895,000
                                      ===============   ===============   ==============    ==============   ===============


(1) Allowance acquired through acquisition during the year ended December 31, 2003.