Form 10-Q
period 2004-03-31
STANDARD MOTOR PRODUCTS INC
filed 2004-05-10
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of the close of business on April 30, 2004, there were 19,759,439 outstanding shares of the registrant's Common Stock, par value $2.00 per share.


================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

           PART I - FINANCIAL INFORMATION                              PAGE NO.
                                                                       --------
Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets March 31, 2004 (Unaudited) and
           December 31, 2003                                              3

           Consolidated Statements of Operations and Retained Earnings (Unaudited) for the Three Months Ended March 31, 2004
           and 2003                                                       4

           Consolidated Statements of Cash Flows (Unaudited) for the
           Three Months Ended March 31, 2004 and 2003                     5

           Notes to Consolidated Financial Statements (Unaudited)         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     25

Item 4.    Controls and Procedures                                        25


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                              26

Item 6.    Exhibits and Reports on Form 8-K                               27

Signature                                                                 27

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)


                                                                   March 31,       December 31,
                                                                      2004             2003
                                                                  -----------------------------
     ASSETS                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                        $17,880          $19,647
     Accounts receivable, net of
       allowance for doubtful accounts and
       discounts of $5,646 (2003 - $5,009) (Note 7)                   209,440          174,223
     Inventories (Notes 5 and 7)                                      253,520          253,754
     Deferred income taxes                                             13,166           13,148
     Prepaid expenses and other current assets                         10,733            7,399
                                                                  ------------      -----------
           Total current assets                                       504,739          468,171
                                                                  ------------      -----------

Property, plant and equipment, net of
     accumulated depreciation (Notes 6 and 7)                         109,959          112,549
Goodwill (Note 3)                                                      71,843           71,843
Other assets                                                           40,777           41,962
                                                                  ------------      -----------
           Total assets                                              $727,318         $694,525
                                                                  ============      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable (Note 7)                                          $126,746          $99,699
     Current portion of long-term debt (Note 7)                         3,243            3,354
     Accounts payable                                                  70,401           58,029
     Sundry payables and accrued expenses                              39,335           42,431
     Restructuring accrual (Note 4)                                    14,500           16,000
     Accrued rebates                                                   20,152           18,989
     Accrued customer returns                                          23,394           24,115
     Payroll and commissions                                           13,045           14,221
                                                                  ------------      -----------
           Total current liabilities                                  310,816          276,838
                                                                  ------------      -----------

Long-term debt (Note 7)                                               114,632          114,757
Postretirement medical benefits
     and other accrued liabilities                                     38,253           36,848
Restructuring accrual (Note 4)                                         14,890           15,615
Accrued asbestos liabilities (Note 14)                                 23,787           24,426
                                                                  ------------      -----------
           Total liabilities                                          502,378          468,484
                                                                  ------------      -----------

Commitments and contingencies (Notes 7,8,10,12 and 14)
Stockholders' equity (Notes 7,8,9,10 and 12):
     Common stock - par value $2.00 per share:
         Authorized - 30,000,000 shares;
         issued 20,486,036 shares                                      40,972           40,972
     Capital in excess of par value                                    57,987           58,086
     Retained earnings                                                138,854          141,553
     Accumulated other comprehensive income                             4,577            4,814
     Treasury stock - at cost (1,156,263 and 1,284,428
       shares in 2004 and 2003, respectively)                         (17,450)         (19,384)
                                                                  ------------      -----------
           Total stockholders' equity                                 224,940          226,041
                                                                  ------------      -----------
           Total liabilities and stockholders' equity                $727,318         $694,525
                                                                  ============      ===========


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                          Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                         2004           2003
                                                    ----------------------------
                                                            (Unaudited)

Net sales                                           $    204,781    $    135,725

Cost of sales                                            153,821         101,185
                                                    ------------    ------------

     Gross profit                                         50,960          34,540

Selling, general and administrative expenses              47,328          31,990
Integration expenses                                       1,367             222
                                                    ------------    ------------

     Operating income                                      2,265           2,328

Other income (expense) - net                                 243            (274)

Interest expense                                           3,234           3,018
                                                    ------------    ------------

     Loss from continuing operations before taxes           (726)           (964)

Income tax benefit                                          (181)           (357)
                                                    ------------    ------------

     Loss from continuing operations                        (545)           (607)

Loss from discontinued operation, net of tax                (425)           (348)

                                                    ------------    ------------
     Net loss                                               (970)           (955)

Retained earnings at beginning of period                 141,553         148,686
                                                    ------------    ------------
                                                         140,583         147,731
Less: cash dividends for period                            1,729           1,076
                                                    ------------    ------------
Retained earnings at end of period                  $    138,854    $    146,655
                                                    ============    ============

PER SHARE DATA:

Net loss per common share - basic:
     Loss per share from continuing operations      $      (0.03)   $      (0.05)
     Discontinued operation                                (0.02)          (0.03)
                                                    ------------    ------------
     Net loss per common share - basic              $      (0.05)   $      (0.08)
                                                    ============    ============
Net loss per common share - diluted:
     Loss per share from continuing operations      $      (0.03)   $      (0.05)
     Discontinued operation                                (0.02)          (0.03)
                                                    ------------    ------------
     Net loss per common share - diluted            $      (0.05)   $      (0.08)
                                                    ============    ============


Average number of common shares                       19,233,543      11,972,853
                                                    ============    ============

Average number of common and dilutive shares          19,233,543      11,972,853
                                                    ============    ============


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                           2004            2003
                                                                        ----------------------------
                                                                                (Unaudited)
  Cash flows from operating activities:
  Net loss                                                              $   (970)         $   (955)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                          4,574             4,026
    Loss on sale of property, plant and equipment                              7              --
    Equity (income) loss from joint ventures                                (100)               72
    Employee stock ownership plan allocation                                 411               251
    Loss on discontinued operations, net of tax                              425               348
  Change in assets and liabilities, net of effects from acquisitions:
    Increase in accounts receivable, net                                 (35,851)          (22,992)
    Decrease (Increase) in inventories                                     2,045            (4,787)
    Decrease (Increase) in prepaid expenses and other current assets      (2,120)              331
    Decrease in other assets                                               1,285             1,820
    Increase in accounts payable                                           2,818             3,219
    Decrease in sundry payables and accrued expenses                      (1,933)           (9,302)
    Decrease in restructuring accrual                                     (2,225)             --
    Decrease in other liabilities                                         (1,818)           (6,148)
                                                                        --------          --------

    Net cash used in operating activities                                (33,452)          (34,117)
                                                                        --------          --------

Cash flows from investing activities:
    Proceeds from the sale of property, plant and equipment                   50                58
    Capital expenditures                                                  (1,964)           (1,715)
    Payments for acquisitions                                               (984)             --
                                                                        --------          --------

    Net cash used in investing activities                                 (2,898)           (1,657)
                                                                        --------          --------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                        27,047            34,647
    Principal payments of long-term debt                                    (236)             (505)
    Increase in overdraft balances                                         9,554             2,270
    Debt issuance costs                                                     --              (2,419)
    Proceeds from exercise of employee stock options                         192                10
    Dividends paid                                                        (1,729)           (1,076)
                                                                        --------          --------

   Net cash  provided by financing activities                             34,828            32,927
                                                                        --------          --------

Effect of exchange rate changes on cash                                     (245)              411

Net decrease in cash and cash equivalents                                 (1,767)           (2,436)

Cash and cash equivalents at beginning of the period                      19,647             9,690
                                                                        --------          --------

Cash and cash equivalents at end of the period                          $ 17,880          $  7,254
                                                                        ========          ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                            $  4,784          $  4,495
                                                                        ========          ========
    Income taxes                                                        $    612          $  1,055
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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Where appropriate, certain amounts in 2003 have been reclassified to conform with the 2004 presentation.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Effective January 1, 2004, we adopted FIN 46R, which did not have a material effect on our consolidated financial statements.

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Since specific authoritative guidance on accounting for the federal subsidy is pending, FASB has permitted companies to defer the accounting for the effects of the Act. Accordingly, we have elected to defer the accounting for the changes in the Act, therefore, the impact of the Act has not been reflected in the accounting for our postretirement medical benefits or in our footnote disclosures. We will account for the effects of the Act in the period in which authoritative guidance is issued, which could require a change in previously reported information.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) revises employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Our disclosures in note 12 incorporate the requirements of Statement 132 (revised).

NOTE 3. GOODWILL

The carrying value of goodwill for our segments as of March 31, 2004 were as follows:

                                 (in thousands)
              Engine Management                         $ 65,650
              Temperature Control                          4,822
              Europe                                       1,371
                                                        ---------
                       Goodwill                         $ 71,843
                                                        =========

NOTE 4. ACQUISITIONS, RESTRUCTURING AND INTEGRATION COSTS

ACQUISITION OF DANA'S EMG BUSINESS

On June 30, 2003, we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"). Prior to the sale, DEM was a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management.

Under the terms of the acquisition, we paid Dana Corporation $91.3 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million using an average market price of $10.97 per share. The average market price was based on the average closing price for a range of trading days preceding the closing date of the acquisition. Based on the estimated final purchase price, we expect to pay in cash an additional $1.9 million. We also incurred an estimated $7.1 million in transaction costs.

We issued to Dana Corporation on June 30, 2003 an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

In connection with the acquisition of DEM, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million. The net proceeds from this equity offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility with General Electric Capital Corporation. On June 30, 2003, we also completed an amendment to our revolving credit facility, which increased the amount available under the credit facility by $80 million, to $305 million, as discussed more fully in note 7 of notes to our consolidated financial statements. We then financed the cash portion of the acquisition purchase price and the costs associated with the acquisition by borrowing from our amended credit facility.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preliminary purchase price of the acquisition is summarized as follows (in thousands):

   Value of common stock issued                          $ 15,125
   Unsecured promissory note                               15,125
   Cash consideration                                      93,172
                                                         ---------
        Total consideration                               123,422
   Transaction costs                                        7,077
                                                         ---------
   Total purchase price                                  $130,499
                                                         ---------

The acquisition purchase price is subject to a final valuation of consideration, based upon the final book value of the acquired assets of DEM less the book value of the assumed liabilities of DEM as of the close of business on the closing date, subject to a maximum purchase price of $125 million (not including transaction costs).

The following table summarizes the components of the net assets acquired (in thousands):

   Accounts receivable                                  $ 65,162
   Inventories                                            82,480
   Property, plant and equipment                          17,165
   Goodwill                                               55,160
   Other assets                                              128
                                                        ---------
   Total assets acquired                                $220,095
                                                        ---------

   Accounts payable                                     $ 30,247
   Sundry payables and accrued expenses                   32,152
   Accrued customer returns                                7,013
   Payroll and commissions                                 3,984
   Other liabilities                                      16,200
                                                        ---------
   Total liabilities assumed                              89,596
                                                        ---------
   Net assets acquired                                  $130,499
                                                        ---------

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

The following table represents our unaudited pro forma consolidated statement of operations for the three months ended March 31, 2003, as if the acquisition of DEM had been completed at January 1, 2003. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                         Three Months Ended
   (In thousands)                                          March 31, 2003
                                                         ------------------

   Net sales                                                $ 210,054
   Loss from continuing operations                          $    (192)
   Loss before cumulative effect of accounting change       $    (540)
   Net loss                                                 $    (540)

   Net loss per common share:
   Net loss Basic                                           $   (0.03)
   Net loss - Diluted                                       $   (0.03)

On February 3, 2004, we acquired inventory from the Canadian distribution of Dana Corporation's Engine Management Group for approximately $1.0 million. As part of the acquisition, we will be relocating it into our distribution facility in Mississauga, Canada.

RESTRUCTURING COSTS

In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. We announced in a press release on July 8, 2003 that we will close seven DEM facilities. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003 (subsequently reduced to $33.7 million during 2003). Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the costs to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $15.8 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of approximately 1,400 employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2003 and the three months ended March 31, 2004, termination benefits of $2.1 million for each respective period have been charged to the restructuring accrual. We expect to pay the remaining termination benefits by December 31, 2004.

The restructuring accrual also includes approximately $17.9 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments incurred as a direct result of these plans, which will not have future benefits. During the first quarter of 2004, $0.1 million of costs have been charged to the restructuring accrual. We expect to pay such costs through 2021.

Selected information relating to the remaining restructuring costs is as follows:

                                               Workforce     Other
(In thousands)                                 Reduction   Exit Costs    Totals
                                               ----------- ----------- ---------
Restructuring liability at December 31, 2003   $   13,615    $ 18,000   $31,615
Cash payments during first quarter of 2004        (2,124)       (101)   (2,225)
                                               ----------- ----------- ---------
Restructuring liability as of March 31, 2004   $   11,491    $ 17,899   $29,390
                                               ----------- ----------- ---------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTEGRATION EXPENSES

During the first quarter of 2004, we incurred $1.4 million of costs related to the DEM integration. During the first quarter of 2003, we incurred $0.2 million of costs related to the consolidation of facilities within our Temperature Control segment.

NOTE 5. INVENTORIES
                                        March 31,     December 31,
                                          2004            2003
                                       (unaudited)
                                       --------------------------
                                             (in thousands)

   Finished Goods                        $187,821     $ 191,340
   Work in Process                          6,757         7,913
   Raw Materials                           58,942        54,501
                                         ---------    ----------
         Total inventories               $253,520     $ 253,754
                                         =========    ==========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

                                                      March 31,    December 31,
                                                        2004           2003
                                                     (unaudited)
                                                     -------------------------
                                                           (in thousands)

    Land, buildings and improvements                   $ 71,944     $ 71,900
    Machinery and equipment                             136,916      136,551
    Tools, dies and auxiliary equipment                  22,403       22,046
    Furniture and fixtures                               27,071       26,984
    Computer software                                    12,516       12,514
    Leasehold improvements                                7,293        7,285
    Construction in progress                              5,391        4,280
                                                       --------     --------
                                                        283,534      281,560
    Less: accumulated depreciation and amortization     173,575      169,011
                                                       --------     --------
          Total property, plant and equipment - net    $109,959     $112,549
                                                       ========     ========

NOTE 7. CREDIT FACILITIES AND LONG-TERM DEBT

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003, in connection with our acquisition of DEM we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Available borrowings pursuant to the formula at March 31, 2004 are $90.3 million.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Outstanding borrowings under this revolving credit facility, classified as current liabilities, was $123 million and $95.9 million at March 31, 2004 and December 31, 2003, respectively. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amortization (EBITDA) as defined in the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

On July 26, 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The convertible debentures are convertible into 2,796,120 shares of our common stock. We may, at our option, redeem some or all of the debentures at any time on or after July 15, 2004, at the redemption prices set forth in the agreement plus accrued interest. In addition, if a change in control, as defined in the agreement, occurs we will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

In connection with our acquisition of DEM, we issued to Dana Corporation on June 30, 2003 an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

                                                     March 31,   December 31,
                                                       2004        2003
                                                   (unaudited)
                                                   ------------------------
                                                       (in thousands)
Long Term Debt Consists of:

6.75% convertible subordinated debentures          $ 90,000        $ 90,000
Unsecured promissory note                            15,125          15,125
Mortgage loan                                         9,715           9,824
Other                                                 3,035           3,162
                                                   --------        --------
                                                    117,875         118,111
Less: current portion                                 3,243           3,354
                                                   --------        --------
Total non-current portion of
   long-term debt                                  $114,632        $114,757
                                                   ========        ========

NOTE 8. INTEREST RATE SWAP AGREEMENTS

We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps. We enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2001, we entered into two interest rate swap agreements with an aggregate notional principal amount of $75 million, one of which matured in January 2003 and the other maturing in January 2004. Under these agreements, we received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 4.92% on a notional amount of $45 (matured in January 2004) million and 4.37% on a notional amount of $30 million (matured in January 2003).

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the "interest expense" caption for the applicable period. It is not expected that any gain or loss will be reported in the statement of operations during the year ending December 31, 2004 nor was any recorded in 2003.

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                             2004        2003
                                                           --------------------
                                                               (in thousands)

  Net loss as reported                                     $  (970)   $  (955)
  Foreign currency translation adjustments                    (166)       457
  Change in fair value of interest rate swap agreements        (71)       324
                                                           -------    -------
  Total comprehensive loss, net of taxes                   $(1,207)   $  (174)
                                                           =======    =======

  Accumulated other comprehensive income is comprised of the following:

                                                               March 31,  December 31,
                                                                 2004       2003
                                                              -----------------------
                                                                   (in thousands)

  Foreign currency translation adjustments                     $ 5,614        $ 5,780
  Unrealized loss on interest rate swap agreement, net of tax     (182)          (111)
  Minimum pension liability, net of tax                           (855)          (855)
                                                               -------        -------
  Total accumulated other comprehensive income                 $ 4,577        $ 4,814
                                                               =======        =======

NOTE 10. STOCK BASED COMPENSATION PLAN

Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There were no stock options granted during the first quarter of 2004. Stock options granted during the three months ended March 31, 2003 were exercisable at prices equal to the fair market value of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If we accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net income
(loss) and basic and diluted earnings (loss) per share would have been as follows:


                                                                   Three Months Ended
                                                                        March 31,
                                                                  2004           2003
                                                                -----------------------
                                                                  (in thousands, except
                                                                    per share amounts)
     Net loss, as reported                                      $  (970)       $  (955)
     Less: Total stock-based employee compensation expense
       determined under fair value method for all awards, net
       of related tax effects                                       (65)           (34)
                                                                -------        -------
     Pro forma net loss                                         $(1,035)       $  (989)
                                                                =======        =======
     Loss per share:
       Basic and diluted - as reported                          $ (0.05)       $ (0.08)
                                                                =======        =======
       Basic and diluted - pro forma                            $ (0.05)       $ (0.08)
                                                                =======        =======

At March 31, 2004, an aggregate 1,244,609 shares of authorized but unissued common stock were reserved for issuance under our stock option plans.

NOTE 11.  EARNINGS (LOSS) PER SHARE

Following are reconciliations of the earnings (loss) available to common stockholders and the shares used in calculating basic and dilutive net earnings
(loss) per common share:

                                                                   Three Months Ended
                                                                        March 31,
                                                                      (Unaudited)
                                                            ---------------------------------
                                                                2004                2003
                                                            ---------------------------------
                                                          (in thousands, except share amounts)
     Loss from continuing operations                        $       (545)       $       (607)
     Loss from discontinued operation                               (425)               (348)
                                                            ------------        ------------
     Net loss available to common stockholders              $       (970)       $       (955)
                                                            ============        ============

     Weighted average common shares outstanding - basic       19,233,543          11,972,853
     Dilutive effect of stock options                               --                  --
                                                            ------------        ------------
     Weighted average common shares outstanding - diluted     19,233,543          11,972,853
                                                            ============        ============

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                                              Three Months Ended
                                                   March 31,
                                        ----------------------------
                                           2004               2003
                                        ----------------------------
     Stock options                        774,538          1,001,908
     Convertible debentures             2,796,120          2,796,120
                                        =========          =========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. EMPLOYEE BENEFITS

In fiscal 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock to the trust. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. We have committed 225,000 shares in the prior years. During March 2004, we committed 110,000 shares to be released leaving 415,000 shares remaining in the trust.

In October 2001, we adopted an unfunded Supplemental Executive Retirement Plan
(SERP). The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation.

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

The components of net period benefit cost for the three months ended March 31, are as follows:

                                                   Pension Benefits      Postretirement Benefits
                                                -------------------------------------------------
                                                 2004          2003             2004        2003
                                                -------------------------------------------------
                                                                  (in thousands)
     Service Cost                               $  113       $   88           $  871      $  637
     Interest Cost                                  80           55              455         411
     Amortization of prior service cost             28           28               31          31
     Actuarial net (gain) loss                      37           36               20          10
                                                ------       ------           ------      ------
     Net periodic benefit cost                  $  258       $  207           $1,377      $1,089
                                                 ======      ======           ======      ======

NOTE 13. INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                         Three Months Ended March 31,
                           -----------------------------------------------------
                                     2004                         2003
                           -----------------------------------------------------
                                        OPERATING                  OPERATING
                           NET SALES   INCOME (LOSS)    NET SALES  INCOME (LOSS)
                           -----------------------------------------------------
                                              (in thousands)

     Engine Management     $141,665      $  9,093       $ 78,806      $  9,652
     Temperature Control     51,194        (1,168)        45,762        (2,193)
     Europe                  10,269          (221)        10,540          (486)
     All Other                1,653        (5,439)           617        (4,645)
                           --------      --------       --------      --------
     Consolidated          $204,781      $  2,265       $135,725      $  2,328
                           ========      ========       ========      ========

All Other consists of items pertaining to Canadian operations and the corporate headquarters function, which do not meet the criteria of a reportable operating segment.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003 and March 31, 2004, approximately 3,300 and 3,400 cases, respectively, were outstanding for which we were responsible for any related liabilities. Since inception in September 2001, the amounts paid for settled claims are $1.5 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

As is our accounting policy, the actuarial study was updated as of August 31, 2003 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27 million to $71 million for the period through 2052. We continue to believe that no amount within the range is a better estimate after the updated study, therefore, no adjustment was recorded as our consolidated balance sheet at September 30, 2003 reflected a total liability of approximately $27 million. Legal costs, which are expensed as incurred, are estimated to range from $21 million to $28 million during the same period. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

future. Given the uncertainties associated with projecting such matters into the future, the short period of time that we have been responsible for defending these claims, and other factors outside our control, we can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

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

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2004 and 2003, we have accrued $14.7 million and $11.3 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty claims expense for the three months ended March 31, 2004 and 2003, were $12.1 million and $10.2 million, respectively.

The following table provides the changes in our product warranties:

                                                        Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                      2004            2003
                                                    ------------------------
     Balance, beginning of period                    $ 13,987       $ 10,360
     Liabilities accrued for current year sales        12,064         10,165
     Settlements of warranty claims                   (11,313)        (9,220)
                                                     --------       --------
     Balance, end of period                          $ 14,738       $ 11,305
                                                     ========       ========

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, on June 30, 2003 we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group (subsequently referred to as "DEM"). Prior to the acquisition, DEM was a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. Our plan is to restructure and to integrate the DEM business into our existing Engine Management business.

Under the terms of the acquisition, we paid Dana Corporation $91.3 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. We expect to pay in cash an additional $1.9 million, based on the estimated final purchase price. Including transaction costs, our total purchase price is expected to be approximately $130.5 million.

In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. We announced in a press release on July 8, 2003, that we would close seven of the DEM facilities. As part of the integration and restructuring plans, we estimated total restructuring costs of $33.7 million. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM.

Of the total restructuring costs, approximately $15.8 million related to work force reductions and employee termination benefits. The amount primarily provides for severance costs relating to the involuntary termination of approximately 1,400 employees, individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During 2003, approximately $2.1 million of termination benefits have been paid.

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

On February 3, 2004, we acquired inventory from the Canadian distribution of Dana Corporation's Engine Management Group for approximately $1.0 million. As part of the acquisition, we will be relocating it into our distribution facility in Mississauga, Canada.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first quarter of 2004, cash used in operations amounted to $33.5 million, compared to $34.1 million in the same period of 2003. The decrease is primarily attributable to lower reductions in accrued expenses and other liabilities. This decrease was partially offset by higher increases in accounts receivable.

INVESTING ACTIVITIES. Cash used in investing activities was $2.9 million in the first quarter of 2004, compared to $1.7 million in the same period of 2003. The increase is primarily due to the inventory acquisition from the Canadian distribution of Dana Corporation's Engine Management Group.

FINANCING ACTIVITIES. Cash provided by financing activities was $34.8 million in the first quarter of 2004, compared to $32.9 million in the same period of 2003. The change is primarily due to an increase in overdraft balances offset by decreased borrowings under our line of credit.

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003, in connection with our acquisition of DEM, we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which now expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, and includes the purchased assets of DEM. We expect such availability under the revolving credit facility to be sufficient to meet our ongoing operating and integration costs.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of EBITDA at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

In addition, in order to facilitate the aggregate financing of the acquisition, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million and issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million.

In connection with our acquisition of DEM, on June 30, 2003 we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

LIQUIDITY AND CAPITAL RESOURCES
(CONTINUED)

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

In July 2001, we entered into two interest rate swap agreements with an aggregate notional amount of $75 million, one of which matured in January 2003 and the other maturing in January 2004. Under these agreements, we received a floating rate based on the LIBOR interest rate, and payed a fixed rate of 4.92% on a notional amount of $45 million and 4.37% on a notional amount of $30 million (matured in January 2003). If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the "interest expense" caption for the applicable period. It is not expected that any gain or loss will be reported in the statement of operations during the year ending December 31, 2004.

On July 26, 1999, we issued our convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short term bank borrowings and repurchase a portion of our common stock.

During 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock has been repurchased to meet present and future requirements of our stock option programs and to fund our Employee Stock Option Plan (ESOP). As of December 31, 2003, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2003, 2002 and 2001, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM as of December 31, 2003. There have been no significant changes to this information at March 31, 2004.

                                      ---------------------------------------------------------------------------------
     (IN THOUSANDS)                     2004       2005        2006          2007        2008     THEREAFTER    TOTAL
     ------------------------------------------------------------------------------------------------------------------
     Principal payments of
         long term debt               $  3,354    $    555    $    581     $    610    $    582    $112,429    $118,111
     Operating leases                   12,824      12,156       9,322        5,752       4,512      39,481      84,047
     Interest rate swap agreements         207        --           (59)        --          --          --           148
     Severance payments related
         to restructuring                1,283        --          --           --          --          --         1,283
                                      --------    --------    --------     --------    --------    --------    --------

               Total commitments      $ 17,668    $ 12,711    $  9,844     $  6,362    $  5,094    $151,910    $203,589
                                      ========    ========    ========     ========    ========    ========    ========

The table above excludes approximately $14 million of severance expected to be paid in 2004 after the DEM facilities are closed.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

SALES. Consolidated net sales in the first quarter of 2004 were $204.8 million, an increase of $69.1 million, or 51%, compared to $135.7 million in the first quarter of 2003. The net sales increase was primarily related to the acquisition of Dana Corporation's Engine Management Division (DEM). Net sales generated in the first quarter of 2004 from DEM were approximately $60 million. Excluding DEM net sales, our core Engine Management net sales were up $2.9 million or 3.6% in the first quarter of 2004. In our Temperature Control business, net sales were ahead of last year's comparable quarter by $5.4 million or 11.9%.

GROSS MARGINS. Gross margins were down slightly at 24.9% in the first quarter of 2004 compared to 25.4% in the first quarter of 2003, primarily due to the DEM integration. However, we were able to recover the gross margin slippage with a percentage reduction in selling, general and administrative expenses, an indication that economies from the DEM integration are beginning to be realized. The net result was that operating income, excluding restructuring expenses, increased $1.1 million in the first quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $15.3 million to $47.3 million in the first quarter of 2004, compared to $32 million in the first quarter of 2003. This increase was primarily due to the DEM integration. However, as a percentage of net sales, selling, general and administrative expenses decreased to 23.1% in the first quarter of 2004 from 23.6% in the first quarter of 2003.

INTEGRATION EXPENSES. Integration expenses in the first quarter of 2004 were $1.4 million, all related to the DEM integration compared to $0.2 million in the first quarter of 2003 primarily related to expenses for consolidation of facilities within our Temperature Control segment.

OPERATING INCOME. Operating income was $2.3 million in the first quarter of 2004, compared to $2.3 million in the first quarter of 2003. We continue to make good progress with our DEM integration. At this point, all planned moves for manufacturing facilities are expected to be completed by the end of the second quarter of 2004. Distribution and administrative facility moves are in varying stages and are expected to be complete by the early part of the third quarter of 2004. As previously stated, we believe the DEM integration will enable us to generate incremental profits throughout 2004 and an ongoing $40-45 million operating income from the acquisition beginning in 2005.

OTHER INCOME (EXPENSE), NET. Other income, net, increased primarily due to reduced foreign exchange losses.

INTEREST EXPENSE. Interest expense increased by $0.2 million in the first quarter 2004 compared to the same period in 2003, due to higher borrowings under our revolving credit facility.

INCOME TAX BENEFIT. The effective tax rate for continuing operations decreased from 37% in the first quarter of 2003 to 25% in first quarter of 2004, primarily due to anticipated reduced losses in our European segment, for which no income tax benefit is being recorded. In addition, higher earnings are anticipated in our Hong Kong and Puerto Rico operations, which are lower tax rate jurisdictions. The 25% current effective tax rate reflects our anticipated tax rate for the balance of the year.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation reflect legal expenses associated with our asbestos related liability. We recorded $0.4 million and $0.3 million as a loss from discontinued operations for the three months ended March 31, 2004 and 2003, respectively. As discussed more fully in note 14 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 in the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2003. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles, from our Engine Management, Temperature Control and European segments. We recognize revenue from product sales upon shipment to customers. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2004, the allowance for sales returns was $23.4 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2004, the allowance for doubtful accounts and for discounts was $5.6 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2004, we had a valuation allowance of approximately $23.2 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculate the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS 106. The key assumptions used in making these calculations are disclosed in notes 11 and 12 of our Annual Report on Form 10-K for the year ended December 31, 2003. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

As is our accounting policy, the actuarial study was updated as of August 31, 2003 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27 million to $71 million for the period through 2052. We continue to believe that no amount within the range is a better estimate after the updated study, therefore, no adjustment was recorded as our consolidated balance sheet at September 30, 2003 reflected a total liability of approximately $27 million. Legal costs, which are expensed as incurred, are estimated to range from $21 million to $28 million during the same period. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will reassess the recorded liability, and if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations. Legal expenses associated with asbestos-related matters are expensed as incurred and recorded as a loss from discontinued operations in the statement of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Effective January 1, 2004, we adopted FIN 46R, which did not have a material effect on our consolidated financial statements.

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

In December 2003, the Medicate Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Since specific authoritative guidance on accounting for the federal subsidy is pending, FASB has permitted companies to defer the accounting for the effects of the Act. Accordingly, we have elected to defer the accounting for the changes in the Act, therefore, the impact of the Act has not been reflected in the accounting for our postretirement medical benefits or in our footnote disclosures. We will account for the effects of the Act in the period in which authoritative guidance is issued, which could require a change in previously reported information.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) revises employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Our disclosures in Note 12 incorporate the requirements of Statement 132 (revised).

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

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements, see note 8 of notes to our consolidated financial statements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt is 46% at December 31, 2003 and 52% at March 31, 2004.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003 and March 31, 2004, approximately 3,300 and 3,400 cases, respectively, were outstanding for which we were responsible for any related liabilities. Since inception in September 2001, the amounts paid for settled claims are $1.5 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) EXHIBIT(S)

     10.12 Second Amendment to Amended and Restated Credit Agreement dated February 7, 2003, among Standard Motor Products, Inc. as Borrower and General Electric Capital Corp. and Bank of America, as Lenders, filed with this report.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Executive Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification of Chief Financial Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) REPORTS ON FORM 8-K

     On March 8, 2004, we filed a current report on Form 8-K reporting under
     Item 9 - Regulation FD Disclosure (Information furnished pursuant to Item 12 - Results of Operations and Financial Condition) that Standard Motor Products, Inc. issued a press release announcing its financial results for the quarter ended December 31, 2003 and a quarterly dividend. A copy of the press release was filed as an exhibit to such Form 8-K.



SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   STANDARD MOTOR PRODUCTS, INC.
                                   (Registrant)



     (Date): May 10, 2004          /S/ JAMES J. BURKE
                                   --------------------------------------------
                                   James J. Burke
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)