Form 10-Q
period 2004-06-30
STANDARD MOTOR PRODUCTS INC
filed 2004-08-09
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of the close of business on July 30, 2004, there were 19,769,289 outstanding shares of the registrant's Common Stock, par value $2.00 per share.


================================================================================


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION                                    PAGE NO.
                                                                                           --------
Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets
           June 30,  2004 (Unaudited) and December 31, 2003                                    3

           Consolidated Statements of Operations and Retained Earnings
           (Unaudited) for the Three Months and Six Months Ended June 30, 2004 and 2003        4

           Consolidated Statements of Cash Flows (Unaudited) for the Six Months
           Ended June 30, 2004 and 2003                                                        5

           Notes to Consolidated Financial Statements (Unaudited)                              6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                              18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                         27

Item 4.    Controls and Procedures                                                            27


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  28

Item 4.    Submission of Matters to a Vote of Security Holders                                28

Item 6.    Exhibits and Reports on Form 8-K                                                   30

Signature                                                                                     31


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)

                                                          June 30,    December 31,
                                                            2004         2003
                                                         ----------  -----------
  ASSETS                                                (Unaudited)

Current assets:
     Cash and cash equivalents                           $  11,152    $  19,647
     Accounts receivable, net of
       allowance for doubtful accounts and
       discounts of $6,556 (2003 - $5,009) (Note 7)        222,288      174,223
     Inventories (Notes 5 and 7)                           265,102      253,754
     Deferred income taxes                                  13,004       13,148
     Prepaid expenses and other current assets              10,178        7,399
                                                         ---------    ---------
           Total current assets                            521,724      468,171
                                                         ---------    ---------

Property, plant and equipment, net of
     accumulated depreciation (Notes 6 and 7)              106,810      112,549
Goodwill and other intangibles (Note 3)                     72,630       71,843
Other assets                                                41,879       41,962
                                                         ---------    ---------
           Total assets                                  $ 743,043    $ 694,525
                                                         =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable (Note 7)                              $ 124,418    $  99,699
     Current portion of long-term debt (Note 7)                534        3,354
     Accounts payable                                       76,103       58,029
     Sundry payables and accrued expenses                   44,899       42,431
     Restructuring accrual (Note 4)                         11,000       16,000
     Accrued rebates                                        22,169       18,989
     Accrued customer returns                               26,516       24,115
     Payroll and commissions                                14,161       14,221
                                                         ---------    ---------
           Total current liabilities                       319,800      276,838
                                                         ---------    ---------

Long-term debt (Note 7)                                    114,507      114,757
Postretirement medical benefits
     and other accrued liabilities                          39,893       36,848
Restructuring accrual (Note 4)                              15,588       15,615
Accrued asbestos liabilities (Note 14)                      23,469       24,426
                                                         ---------    ---------
           Total liabilities                               513,257      468,484
                                                         ---------    ---------

Commitments and contingencies (Notes 7,8,10,12 and 14)
Stockholders' equity (Notes 7,8,9,10 and 12):
     Common stock - par value $2.00 per share:
       Authorized - 30,000,000 shares;
         issued 20,486,036 shares                           40,972       40,972
     Capital in excess of par value                         57,894       58,086
     Retained earnings                                     143,805      141,553
     Accumulated other comprehensive income                  4,195        4,814
     Treasury stock - at cost (1,131,747 and 1,284,428
       shares in 2004 and 2003, respectively)              (17,080)     (19,384)
                                                         ---------    ---------
           Total stockholders' equity                      229,786      226,041
                                                         ---------    ---------
           Total liabilities and stockholders' equity    $ 743,043    $ 694,525
                                                         =========    =========


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)


                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                        June 30,
                                                        -----------------------------  -----------------------------
                                                           2004             2003          2004              2003
                                                        ------------     ------------  ------------     ------------
                                                                 (Unaudited)                      (Unaudited)

Net sales                                               $    235,049    $    166,125    $    439,830    $    301,850
Cost of sales                                                172,781         122,306         326,602         223,491
                                                        ------------    ------------    ------------    ------------
     Gross profit                                             62,268          43,819         113,228          78,359
Selling, general and administrative expenses                  46,150          32,725          93,478          64,715
Integration expenses                                           2,556             554           3,923             776
                                                        ------------    ------------    ------------    ------------
     Operating income                                         13,562          10,540          15,827          12,868
Other income (expense) - net                                     700            (129)            943            (403)
Interest expense                                               4,205           3,188           7,439           6,206
                                                        ------------    ------------    ------------    ------------
     Earnings from continuing operations before taxes         10,057           7,223           9,331           6,259
Income tax expense                                             2,514           2,923           2,333           2,566
                                                        ------------    ------------    ------------    ------------
     Earnings from continuing operations                       7,543           4,300           6,998           3,693
Loss from discontinued operation, net of tax                    (851)           (433)         (1,276)           (781)
                                                        ------------    ------------    ------------    ------------
     Net earnings                                              6,692           3,867           5,722           2,912
Retained earnings at beginning of period                     138,854         146,655         141,553         148,686
                                                        ------------    ------------    ------------    ------------

                                                             145,546         150,522         147,275         151,598
Less: cash dividends for period                                1,741           1,083           3,470           2,159
                                                        ------------    ------------    ------------    ------------
Retained earnings at end of period                      $    143,805    $    149,439    $    143,805    $    149,439
                                                        ============    ============    ============    ============
Per share data:

Net earnings per common share - basic:
     Earnings per share from continuing operations      $       0.39    $       0.34    $       0.36    $       0.30
     Discontinued operation                                    (0.04)          (0.03)          (0.06)          (0.06)
                                                        ------------    ------------    ------------    ------------
     Net earnings per common share - basic              $       0.35    $       0.31    $       0.30    $       0.24
                                                        ============    ============    ============    ============
Net earnings per common share - diluted:
     Earnings per share from continuing operations      $       0.38    $       0.34    $       0.36    $       0.30
     Discontinued operation                                    (0.04)          (0.03)          (0.06)          (0.06)
                                                        ------------    ------------    ------------    ------------
     Net earnings per common share - diluted            $       0.34    $       0.31    $       0.30    $       0.24
                                                        ============    ============    ============    ============
Average number of common shares                           19,346,553      12,493,796      19,290,048      12,234,764
                                                        ============    ============    ============    ============
Average number of common and dilutive shares              22,247,798      15,334,225      19,394,511      12,305,907
                                                        ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                     2004              2003
                                                                                  ----------        ---------
                                                                                          (Unaudited)
  Cash flows from operating activities:
  Net earnings                                                                    $   5,722         $   2,912
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Depreciation and amortization                                                     9,094             8,028
    (Gain) loss on sale of property, plant and equipment                                (69)              134
    Equity (income) loss from joint ventures                                           (575)              115
    Employee stock ownership plan allocation                                            822               504
    Loss on discontinued operations, net of tax                                       1,276               781
  Change in assets and liabilities, net of effects from acquisitions:
    Increase in accounts receivable, net                                            (48,699)          (75,786)
    Increase in inventories                                                         (10,324)           (2,218)
    (Increase) decrease in prepaid expenses and other current assets                 (1,814)              971
    Decrease in other assets                                                            912             2,632
    Increase in accounts payable                                                      5,984            13,743
    Increase in sundry payables and accrued expenses                                  5,648             1,044
    Decrease in restructuring accrual                                                (5,027)             --
    Increase in other liabilities                                                     5,030             2,252
                                                                                  ---------         ---------

    Net cash used in operating activities                                           (32,020)          (44,888)
                                                                                  ---------         ---------

Cash flows from investing activities:
    Proceeds from the sale of property, plant and equipment                             482                77
    Capital expenditures                                                             (3,727)           (3,617)
    Payments for acquisitions                                                        (2,906)          (99,336)
                                                                                  ---------         ---------

    Net cash used in investing activities                                            (6,151)         (102,876)
                                                                                  ---------         ---------

Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                                   24,719            81,972
    Borrowings under new long term debt                                                --              10,000
    Principal payments of long-term debt                                             (3,070)           (3,482)
    Proceeds from the issuance of common stock, net of issuance costs                  --              55,730
    Increase in overdraft balances                                                   12,090               175
    Proceeds from exercise of employee stock options                                    469                27
    Dividends paid                                                                   (3,470)           (2,159)
                                                                                  ---------         ---------

   Net cash  provided by financing activities                                        30,738           142,263
                                                                                  ---------         ---------

Effect of exchange rate changes on cash                                              (1,062)            3,215

Net decrease in cash and cash equivalents                                            (8,495)           (2,286)

Cash and cash equivalents at beginning of the period                                 19,647             9,690
                                                                                  ---------         ---------

Cash and cash equivalents at end of the period                                    $  11,152         $   7,404
                                                                                  =========         =========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                                      $   7,569         $   6,378
                                                                                  =========         =========
    Income taxes                                                                  $   1,199         $   1,990
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

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Our net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by our retiree medical plans are actuarially equivalent to Medicare Part D under the Act until further governmental regulations are issued.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) revises employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Statement 132 (revised) retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Our disclosures in note 12 of notes to our consolidated financial statements incorporate the requirements of Statement 132 (revised).

NOTE 3.  GOODWILL  AND OTHER INTANGIBLE ASSETS

GOODWILL

The changes in the carrying value of goodwill for our segments during the six months ended June 30, 2004 are as follows (in thousands):

                                                 Engine            Temperature
                                               Management            Control            Europe           Total
                                            -----------------   ----------------    --------------    -------------
Balance at December 31, 2003                        $ 65,650             $ 4,822           $ 1,371        $ 71,843
Purchase accounting adjustments                     (13,313)                   -                 -        (13,313)
                                            -----------------    ----------------    --------------   -------------
Balance at June 30, 2004                            $ 52,337             $ 4,822           $ 1,371        $ 58,530
                                            =================    ================    ==============   =============

In connection with the acquisition of Dana Corporation's Engine Management Group ("DEM"), and the completion of purchase price allocations in June 2004 (see note 4 of notes to our consolidated financial statements), goodwill has been adjusted by $14.1 million for intangible assets (see Acquired Intangible Assets) based on the fair market valuation performed during the second quarter of 2004. Additionally, a purchase accounting adjustment relating to the acquired inventory of $0.8 million was recorded during the second quarter of 2004.

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets associated with the acquisition of DEM, as of June 30, 2004, consist of (in thousands):

                                                                    Accumulated
                                                 Gross             Amortization              Net
                                           ------------------    ------------------    ----------------
Customer relationships                               $ 8,000                     -             $ 8,000
Trademarks and tradenames                              6,100                     -               6,100
                                           ------------------    ------------------    ----------------
                                                    $ 14,100                     -            $ 14,100
                                           ==================    ==================    ================

Of the total purchase price, $14.1 million was allocated to intangible assets consisting of customer relationships and trademarks and tradenames; $8 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and tradenames which is not subject to amortization as they were determined to have indefinite remaining useful lives.

Estimated amortization expense for the next five years is: $0.4 million in 2004 (remaining six months) and $0.8 million in each year during 2005 through 2009.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.  ACQUISITIONS, RESTRUCTURING AND INTEGRATION COSTS

ACQUISITION OF DANA'S EMG BUSINESS

On June 30, 2003, we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of DEM. Prior to the sale, DEM was a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management.

Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash (includes $1.9 million paid in 2004 for final payment), issued an unsecured subordinated promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million using an average market price of $10.97 per share. The average market price was based on the average closing price for a range of trading days proceeding the closing date of the acquisition. Our final purchase price was approximately $130.5 million, which included $7.1 million of transaction costs.

We also issued to Dana Corporation on June 30, 2003 an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million as discussed more fully in note 7 of notes to our consolidated financial statements.

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

The purchase price of the acquisition is summarized as follows (in thousands):

   Value of common stock issued                           $ 15,125
   Unsecured subordinated promissory note                   15,125
   Cash consideration                                       93,172
                                                      -------------
        Total consideration                                123,422
   Transaction costs                                         7,077
                                                      -------------
   Total purchase price                                   $130,499
                                                      -------------

The acquisition purchase price was based upon the final book value of the acquired assets of DEM less the book value of the assumed liabilities of DEM as of the close of business on the closing date, subject to a maximum purchase price of $125 million (not including transaction costs).

The following table summarizes the components of the net assets acquired based upon the final purchase accounting (in thousands):

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Accounts receivable                                                $ 65,162
   Inventories                                                          81,693
   Property, plant and equipment                                        17,165
   Goodwill                                                             41,847
   Intangible assets:
        Customer relationships (estimated useful life of 10 years)       8,000
        Trademarks and tradenames (indefinite life)                      6,100
   Other assets                                                            128
                                                                  -------------
   Total assets acquired                                              $220,095
                                                                  -------------
   Accounts payable                                                   $ 30,247
   Sundry payables and accrued expenses                                 32,152
   Accrued customer returns                                              7,013
   Payroll and commissions                                               3,984
   Other liabilities                                                    16,200
                                                                  -------------
   Total liabilities assumed                                            89,596
                                                                  -------------
   Net assets acquired                                                $130,499
                                                                  -------------

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of the acquisition.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Certain adjustments were made to goodwill subsequent to the acquisition date and are described in note 3 of notes to our consolidated financial statements.

Goodwill of $41.8 million resulting from this acquisition has been assigned to our Engine Management reporting unit. Goodwill associated with this acquisition will be deductible for tax purposes.

The following table represents our unaudited pro forma consolidated statement of operations for the three and six months ended June 30, 2003, as if the acquisition of DEM had been completed at January 1, 2003. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                         Three Months Ended   Six Months Ended
                                           June 30, 2003        June 30, 2003
                                         ------------------  ------------------
                                                     (In thousands)
   Net sales                                   $ 235,528            $ 445,582
   Earnings from continuing operations         $   1,419            $   1,223
   Earnings before cumulative effect
     of accounting change                      $     986            $     442
   Net earnings                                $     986            $     442

   Net earnings per common share:
   Net earnings - Basic                        $    0.05            $    0.02
   Net earnings - Diluted                      $    0.05            $    0.02

On February 3, 2004, we acquired inventory from the Canadian distribution of DEM for approximately $1.0 million. We have relocated such inventory into our distribution facility in Mississauga, Canada.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Of the total restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2003 and the six months ended June 30, 2004, termination benefits of $2.1 million and $4.5 million, respectively, have been charged to the restructuring accrual. We expect to pay the remaining termination benefits by December 31, 2004. In addition, during 2004 there was a non-cash adjustment of $1.6 million, as workforce reduction costs are expected to be less than amounts originally estimated.

The restructuring accrual also includes approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs which will not have future benefits. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. At June 30, 2004, five of the seven facilities have ceased operating activities. We expect that all facilities will be vacated during 2004. During the six months ended June 30, 2004, $0.5 million of costs have been charged to the restructuring accrual. We expect to pay such costs through 2021. In addition, during 2004 there was a non-cash adjustment of $1.6 million as exit costs are expected to be more than originally estimated.

Selected information relating to the remaining restructuring costs is as follows (in thousands):

                                                         Workforce           Other
                                                         Reduction        Exit Costs        Totals
                                                     ----------------- ---------------- --------------
Restructuring liability at December 31, 2003                $  13,615         $ 18,000        $31,615
Cash payments during first six months of 2004                 (4,478)            (549)        (5,027)
Adjustments                                                   (1,600)            1,600              -
                                                     ----------------- ---------------- --------------
Restructuring liability as of June 30, 2004                 $   7,537         $ 19,051        $26,588
                                                     ----------------- ---------------- --------------

INTEGRATION EXPENSES

During the second quarter of 2004 and for the six months ended June 30, 2004, we incurred $2.6 million and $3.9 million, respectively, of costs related to the DEM integration. These costs primarily related to equipment and inventory move costs, employee stay bonuses and other facility consolidation costs. During the second quarter of 2003 and for the six months ended June 30, 2003, we incurred $0.6 million and $0.8 million, respectively, related to the consolidation of facilities within our Temperature Control segment and European operations.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5.  INVENTORIES

                                                  June 30,         December 31,
                                                    2004               2003
                                                 (unaudited)
                                                 -----------       -----------
                                                        (in thousands)
     Finished Goods                                 $193,378          $191,340
     Work in Process                                   5,733             7,913
     Raw Materials                                    65,991            54,501
                                                    --------          --------
                        Total inventories           $265,102          $253,754
                                                    ========          ========



NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

                                                                June 30,            December 31,
                                                                  2004                 2003
                                                               (unaudited)
                                                             ----------------     ---------------
                                                                         (in thousands)

   Land, buildings and improvements                                  $ 71,711           $  71,900
   Machinery and equipment                                            138,342             137,770
   Tools, dies and auxiliary equipment                                 20,561              20,068
   Furniture and fixtures                                              28,008              27,743
   Computer software                                                   12,496              12,514
   Leasehold improvements                                               7,274               7,285
   Construction in progress                                             6,524               4,280
                                                              ----------------    ----------------
                                                                      284,916             281,560
   Less: accumulated depreciation and amortization                    178,106             169,011
                                                              ----------------    ----------------
            Total property, plant and equipment - net               $ 106,810           $ 112,549
                                                              ================    ================

NOTE 7.  CREDIT FACILITIES AND LONG-TERM DEBT

CREDIT FACILITIES

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003, in connection with our acquisition of DEM we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which now expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets which includes the purchased assets of DEM. Available borrowings pursuant to the formula at June 30, 2004 are $87.1 million.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Outstanding borrowings under this revolving credit facility, classified as current liabilities, was $120.3 million and $95.9 million at June 30, 2004 and December 31, 2003, respectively. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the amendments to the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, a foreign subsidiary of ours has a revolving credit facility. The amount of short-term borrowings outstanding under this facility was $4.1 million and $3.8 million at June 30, 2004 and December 31, 2003, respectively.

LONG-TERM DEBT

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

In connection with our acquisition of DEM, we issued to Dana Corporation on June 30, 2003 an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is December 31, 2008. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by the related building and property.

                                                  June 30,      December 31,
                                                    2004           2003
                                                (unaudited)
                                                ------------    -----------
Long term debt consists of:                            (in thousands)
6.75% convertible subordinated debentures           $ 90,000      $ 90,000
Unsecured promissory note                             15,125        15,125
Mortgage loan                                          9,605         9,824
Other                                                    311         3,162
                                                    --------      --------
                                                     115,041       118,111
Less: current portion                                    534         3,354
                                                    --------      --------
Total non-current portion of
   long-term debt                                   $114,507      $114,757
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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2001, we entered into two interest rate swap agreements with an aggregate notional principal amount of $75 million, one of which matured in January 2003 and the other matured in January 2004. Under these agreements, we received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 4.92% on a notional amount of $45 million (matured in January 2004) and 4.37% on a notional amount of $30 million (matured in January 2003).

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

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows:

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                         -------------------------          -------------------------
                                                           2004              2003             2004             2003
                                                         -------           -------          -------           -------
                                                               (in thousands)                     (in thousands)
Net earnings as reported                                 $ 6,692           $ 3,867          $ 5,722           $ 2,912
Foreign currency translation adjustments                    (854)            3,276           (1,021)            3,733
Change in fair value of interest rate
  swap agreements                                            473               289              402               613
                                                         -------           -------          -------           -------
Total comprehensive income, net of taxes                 $ 6,311           $ 7,432          $ 5,103           $ 7,258
                                                         =======           =======          =======           =======


Accumulated other comprehensive income is comprised of the following:

                                                                  June 30,         December 31,
                                                                    2004              2003
                                                                 ----------        ----------
                                                                        (in thousands)
   Foreign currency translation adjustments                         $ 4,759           $ 5,780
   Unrealized income (loss) on interest rate
        swap agreement, net of tax                                      291             (111)
   Minimum pension liability                                          (855)             (855)
                                                                 ----------        ----------
   Total accumulated other comprehensive income                     $ 4,195           $ 4,814
                                                                 ==========        ==========

NOTE 10.  STOCK BASED COMPENSATION PLAN

Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options granted during the three months and six months ended June 30, 2004 and 2003 were exercisable at prices equal to the fair market value or greater of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

If we accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net earnings and basic and diluted earnings per share would have been as follows:

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                            ---------------------------    ----------------------------
                                                               2004            2003            2004             2003
                                                               ----            ----            ----             ----
                                                              (in thousands, except           (in thousands, except
                                                                per share amounts)              per share amounts)

   Net earnings as reported                                      $6,692         $3,867         $5,722           $2,912
   Less: Total stock-based employee compensation
   expense determined under fair value method  for all
   awards, net of related tax effects                             (129)           (34)          (194)             (68)
                                                            ------------    -----------    -----------     ------------
   Pro forma net earnings                                        $6,563         $3,833         $5,528           $2,844
                                                            ============    ===========    ===========     ============
   Earnings per share:
       Basic - as reported                                       $ 0.35         $ 0.31         $ 0.30           $ 0.24
                                                            ============    ===========    ===========     ============
       Basic - pro forma                                         $ 0.34         $ 0.31         $ 0.29           $ 0.23
                                                            ============    ===========    ===========     ============
       Diluted - as reported                                     $ 0.34         $ 0.31         $ 0.30           $ 0.24
                                                            ============    ===========    ===========     ============
       Diluted - pro forma                                       $ 0.34         $ 0.31         $ 0.29           $ 0.23
                                                            ============    ===========    ===========     ============

At June 30, 2004, an aggregate 1,619,645 shares of authorized but unissued common stock were reserved for issuance under our stock option plans.

NOTE 11.  EARNINGS PER SHARE

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share:

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                     (Unaudited)                    (Unaudited)
                                            -----------------------------   ----------------------------
                                                2004            2003            2004            2003
                                            ------------    ------------    ------------    ------------
                                                     (in thousands, except per share amounts)
      Earnings from continuing
        operations                          $      7,543    $      4,300    $      6,998    $      3,693
      Loss from discontinued operations             (851)           (433)         (1,276)           (781)
                                            ------------    ------------    ------------    ------------
      Earnings available to common
      stockholders                                 6,692           3,867           5,722           2,912
      Interest related to convertible
      debentures                                     911             911            --              --
                                            ------------    ------------    ------------    ------------
      Net earnings available to
          common stockholders               $      7,603    $      4,778    $      5,722    $      2,912
                                            ============    ============    ============    ============

      Weighted average common shares
      outstanding - basic                     19,346,553      12,493,796      19,290,048      12,234,764
      Effect of convertible debentures         2,796,120       2,796,120            --              --
      Dilutive effect of stock options           105,125          44,309         104,463          71,143
                                            ------------    ------------    ------------    ------------
      Weighted average common shares
      outstanding - diluted                   22,247,798      15,334,225      19,394,511      12,305,907
                                            ============    ============    ============    ============

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  Three Months Ended          Six Months Ended
                                       June 30,                   June 30,
                                ---------------------       ---------------------
                                   2004        2003           2004        2003
                                ---------   ---------       ---------   ---------
    Stock options                 782,878     885,408         773,599     878,408
    Convertible debentures             --          --       2,796,120   2,796,120
                                =========   =========       =========   =========

NOTE 12.  EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock to the trust. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under Employee Benefit Plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. We have committed 225,000 shares in the prior years. During March 2004, we committed 110,000 shares to be released leaving 415,000 shares remaining in the trust.

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

The components of net period benefit cost for the three months ended June 30, are as follows:

                                                             Pension Benefits                Postretirement Benefits
                                                    --------------------------------    ------------------------------
                                                        2004                2003             2004             2003
                                                    --------------     ------------     -------------    -------------
                                                                              (in thousands)
Service cost                                                $ 113             $  88             $ 871            $ 637
Interest cost                                                  80                55               455              411
Amortization of prior service cost                             28                28                31               31
Actuarial net loss                                             37                36                20               10
                                                    --------------      ------------     -------------    -------------
Net periodic benefit cost                                   $ 258             $ 207           $ 1,377          $ 1,089
                                                    ==============      ============     =============    =============

The components of net period benefit cost for the six months ended June 30, are as follows:

                                                            Pension Benefits                Postretirement Benefits
                                                    --------------------------------    ------------------------------
                                                        2004                2003             2004             2003
                                                    --------------     ------------      -------------    -------------
                                                                              (in thousands)
Service cost                                                $ 226             $ 176            $1,741           $1,274
Interest cost                                                 160               110               911              821
Amortization of prior service cost                             56                56                62               62
Actuarial net loss                                             74                72                40               21
                                                    --------------      ------------     -------------    -------------
Net periodic benefit cost                                   $ 516             $ 414            $2,754           $2,178
                                                    ==============      ============     =============    =============


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.  INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                                                 Three Months Ended June 30,
                                        ---------------------------------------------------------------------------
                                                       2004                                    2003
                                        -------------------------------------     ---------------------------------
                                                            OPERATING INCOME                       OPERATING INCOME
                                           NET SALES              (LOSS)            NET SALES             (LOSS)
                                        -----------------    ----------------     --------------    ---------------
                                                                        (in thousands)
Engine Management                               $144,869             $13,302           $ 76,265            $  9,601
Temperature Control                               76,251               6,637             76,216               4,217
Europe                                            10,753               (149)             11,413                (322)
All Other                                          3,176             (6,228)              2,231              (2,956)
                                        -----------------    ----------------     --------------    ---------------
Consolidated                                    $235,049            $ 13,562          $ 166,125            $ 10,540
                                        =================    ================     ==============    ===============

                                                                  Six Months Ended June 30,
                                        ----------------------------------------------------------------------------
                                                          2004                                    2003
                                        -------------------------------------     ----------------------------------
                                                             OPERATING INCOME                       OPERATING INCOME
                                           NET SALES              (LOSS)            NET SALES             (LOSS)
                                        -----------------    ----------------     --------------   -----------------
                                                                        (in thousands)
Engine Management                               $286,533            $ 22,395          $ 155,071             $ 19,253
Temperature Control                              127,445               5,470            121,978                2,024
Europe                                            21,023               (370)             21,953                 (808)
All Other                                          4,829            (11,668)              2,848               (7,601)
                                        -----------------    ----------------     --------------    ----------------
Consolidated                                    $439,830            $ 15,827          $ 301,850             $ 12,868
                                        =================    ================     ==============    ================

NOTE 14.  COMMITMENTS AND CONTINGENCIES

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003 and June 30, 2004, approximately 3,300 and 3,500 cases, respectively, were outstanding for which we were responsible for any related liabilities. Since September 1, 2001, the amounts paid for settled claims are $2 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Accordingly, based on the information contained in the actuarial study and all other available information considered by us, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs. As is our accounting policy, the actuarial study was updated as of August 31, 2003 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27 million to $71 million for the period through 2052. We continue to believe that no amount within the range is a better estimate after the updated study, therefore, no adjustment was recorded as our consolidated balance sheet at September 30, 2003 reflected a total liability of approximately $27 million. Legal costs, which are expensed as incurred, and are reported in loss from discontinued operation in the accompanying statement of operations and retained earnings, are estimated to range from $21 million to $28 million during the same period. We plan on performing a similar actuarial analysis during the third quarter of each year for the foreseeable future. Given the uncertainties associated with projecting such matters into the future, the short period of time that we have been responsible for defending these claims, and other factors outside our control, we can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

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

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of June 30, 2004 and 2003, we have accrued $17.5 million and $15.5 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty claims expense for the three months ended June 30, 2004 and 2003, were $13.3 million and $13.5 million, respectively, and $25.4 million and $23.6 million for the six months ended June 30, 2004 and 2003, respectively.

The following table provides the changes in our product warranties:

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                        --------------------------        --------------------------
                                                           2004           2003               2004            2003
                                                        -----------    -----------        -----------    -----------
Balance, beginning of period                               $ 14,738       $ 11,305           $ 13,987       $ 10,360
Liabilities accrued for current year sales                   13,310         13,474             25,374         23,639
Settlements of warranty claims                              (10,583)        (9,234)           (21,896)       (18,454)
                                                           --------       --------           --------       --------
Balance, end of period                                     $ 17,465       $ 15,545           $ 17,465       $ 15,545
                                                           ========       ========           ========       ========

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

Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. Our final purchase price was approximately $130.5 million, which included $7.1 million of transaction costs.

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

Based on our most recent estimates of the total restructuring costs, approximately $15.7 million relates to work force reductions and employee termination benefits. The amount primarily provides for severance costs relating to the involuntary termination of DEM employees, individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions.

The restructuring also includes approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs. Specifically, our plans are to consolidate seven DEM operations into our existing plants. The restructuring accrual associated with other exiting activities specifically includes incremental costs and contractual termination obligations for items such as leasehold termination payments incurred as a direct result of these plans. At June 30, 2004, five of the seven facilities have ceased operating activities. We expect that all facilities will be vacated during 2004.

The DEM acquisition in 2003 was strategic and continues to be our primary focus in 2004. The critical goals we established for a successful integration were to maintain the DEM customer base; reduce excess capacity by closing seven of the acquired facilities in a 12 to 18 month timeframe; and complete the transition for $30-35 million of cash outlays in restructuring and integration costs during this same period. We believe that we are on target for meeting all of these goals. Based on our current expectations, we continue to believe that the DEM integration will enable us to generate incremental profits throughout 2004 and an ongoing $40-45 million of operating income from the acquisition beginning in 2005.

On February 3, 2004, we acquired inventory from the Canadian distribution of DEM for approximately $1.0 million. We have relocated such inventory into our distribution facility in Mississauga, Canada.

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

INVENTORY MANAGEMENT. We instituted an aggressive inventory reduction campaign initiated in 2001. We targeted a minimum $30 million inventory reduction in 2001, but exceeded our goal by reducing inventory by $57 million that year. In 2002 and 2003, we further reduced inventory by $8 million and $4 million, respectively, before giving consideration to the DEM acquisition. Importantly, while reducing inventory levels, we maintained customer service fill rate levels of approximately 93%. During the first six months of 2004, inventory levels have increased in our Engine Management segment. We believe this increase is temporary as we manage through the DEM integration process, while attempting to maintain customer service fill rates. By the end of 2004, we plan on reducing inventories further as DEM begins to become effectively integrated.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of 2004, cash used in operations amounted to $32 million, compared to $44.9 million in the same period of 2003. The decrease is primarily attributable to higher net earnings and a lower increase in accounts receivable. The lower increase in accounts receivable is primarily the result of certain of our significant customers implementing negotiable draft programs, whereby cash collections of accounts receivable balances can be made early at our option, but at a discount to us. The cost of such discounts is recorded as interest expense. Partially offsetting these benefits were lower increases in accounts payable, higher increases of inventory, as discussed earlier, and cash paid against the restructuring accrual. During the first six months of 2004, inventory levels have increased in our Engine Management segment. We believe this increase is temporary as we manage through the DEM integration process, while attempting to maintain customer service fill rates. By the end of 2004, we plan on reducing inventories further as DEM begins to become effectively integrated.

INVESTING ACTIVITIES. Cash used in investing activities was $6.2million in the first six months of 2004, compared to $102.9 million in the same period of 2003. The decrease is primarily due to the payment for the acquisition of DEM on June 30, 2003. During 2004, activity reflects the acquisition of DEM in Canada and the final cash payment for the DEM acquisition.

FINANCING ACTIVITIES. Cash provided by financing activities was $30.7 million in the first six months of 2004, compared to $142.3 million in the same period of 2003. The change is primarily due to the financing related to the acquisition of DEM on June 30, 2003.

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003, in connection with our acquisition of DEM, we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, which now expires in 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, which includes the purchased assets of DEM. We expect such availability under the revolving credit facility to be sufficient to meet our ongoing operating and integration costs.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the amendments to the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007.

In addition, in order to facilitate the aggregate financing of the acquisition, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million and issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million.

LIQUIDITY AND CAPITAL RESOURCES
(CONTINUED)

In connection with our acquisition of DEM, on June 30, 2003 we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is December 31, 2008. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by the related building and property.

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. Our working capital is further being impacted by restructuring and integration costs, as well as inventory build-ups necessary to ensure order fulfillment during the DEM integration. These increased working capital requirements are funded by borrowings from our lines of credit. In 2004, we also received the benefit from accelerating accounts receivable collections from customer draft programs. While this program is new in 2004, we cannot ensure such programs will remain going forward. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

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

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM as of December 31, 2003. There have been no significant changes to this information at June 30, 2004.

                                 ---------------------------------------------------------------
(IN THOUSANDS)                       2004          2005         2006        2007          2008        THEREAFTER       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt                  $ 3,354        $ 555        $ 581       $  610       $  582       $ 112,429       $118,111
Operating leases                     12,824       12,156        9,322        5,752        4,512          39,481         84,047
Interest rate swap agreements           207           --         (59)           --           --              --            148
Severance payments related
    to integration                    1,283           --           --           --           --              --          1,283
                                 ----------   ----------   ----------   ----------   ----------      ----------     ----------
          Total commitments         $17,668      $12,711       $9,844      $ 6,362       $5,094       $ 151,910       $203,589
                                 ==========   ==========   ==========   ==========   ==========      ==========     ==========

The table above excludes approximately $12 million (after adjustment in 2004) of severance expected to be paid in 2004 after the DEM facilities are closed.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

SALES. Consolidated net sales in the second quarter of 2004 were $235 million, an increase of $68.9 million, or 41%, compared to $166.1 million in the second quarter of 2003. The net sales increase was primarily due to the increased sales volumes resulting from the acquisition of DEM. Net sales generated in the second quarter of 2004 from DEM were approximately $62 million. Excluding DEM net sales, our core Engine Management net sales were up $6.6 million or 8% in the second quarter of 2004. In our Temperature Control business, net sales were flat in the second quarter of 2004.

GROSS MARGINS. Gross margins were up slightly at 26.5% in the second quarter of 2004 compared to 26.4% in the second quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $13.5 million to $46.2 million in the second quarter of 2004, compared to $32.7 million in the second quarter of 2003. This increase was primarily due to increased expenses resulting from the DEM integration. However, as a percentage of net sales, selling, general and administrative expenses decreased slightly to 19.6% in the second quarter of 2004 from 19.7% in the second quarter of 2003.

INTEGRATION EXPENSES. Integration expenses in the second quarter of 2004 were $2.6 million, all related to the DEM integration, compared to $0.6 million in the second quarter of 2003 which primarily related to expenses associated with the consolidation of facilities within our Temperature Control segment.

OPERATING INCOME. Operating income was $13.6 million in the second quarter of 2004, compared to $10.5 million in the second quarter of 2003. We continue to make good progress with our DEM integration and remain on target for completion by the end of the year. Distribution and administrative facility moves are in varying stages and are expected to be completed by the end of the third quarter of 2004.

OTHER INCOME (EXPENSE), NET. Other income, net, increased primarily due to reduced foreign exchange losses and higher income from joint ventures.

INTEREST EXPENSE. Interest expense increased by $1.0 million in the second quarter 2004 compared to the same period in 2003, due to higher borrowing levels as a result of the DEM acquisition and interest costs incurred as a result of customer negotiable draft programs, previously discussed.

INCOME TAX PROVISION. The effective tax rate for continuing operations decreased from 41% in the second quarter of 2003 to 25% in the second quarter of 2004, primarily due to anticipated reduced losses in our European segment, for which no income tax benefit is being recorded. In addition, higher earnings are anticipated in our Hong Kong and Puerto Rico operations, which are lower tax rate jurisdictions. The 25% current effective tax rate reflects our anticipated tax rate for the balance of the year.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation, net of tax reflect legal expenses associated with our asbestos related liability. We recorded $0.9 million and $0.4 million as a loss from discontinued operations for the three months ended June 30, 2004 and 2003, respectively. As discussed more fully in note 14 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON  OF SIX MONTHS  ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30,
2003

SALES. Consolidated net sales for the six months ended June 30, 2004 were $439.8 million, an increase of $137.9 million, or 46%, compared to $301.9 million in the same period of 2003. The net sales increase was primarily due to the increased sales volumes resulting from the DEM acquisition. Net sales generated for the first six months ended June 30, 2004 from DEM were approximately $122 million. Our core Engine Management net sales increased approximately $10 million, or 6% and our Temperature Control net sales increased approximately $5 million or 4%.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased slightly by 0.3 percentage points to 25.7% for the six months ended June 30, 2004 from 26% in the same period of 2003. The decrease was related to DEM acquisition which was not present in the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $93.5 million or 21.3% of consolidated net sales for the six months ended June 30, 2004, compared to $64.7 million or 21.4% of consolidated net sales in the same period of 2003. The increase is primarily attributable to increased expenses resulting from the DEM integration.

INTEGRATION EXPENSES. Integration expenses for the six months ended June 30, 2004 were $3.9 million, all related to the DEM integration compared to $0.8 million for the same period in 2003, which was primarily related to the consolidation of facilities in both our Temperature Control and European Segments.

OPERATING INCOME. Operating income increased by $2.9 million to $15.8 million for the six months ended June 30, 2004, compared to $12.9 million in the same period in 2003. We continue to make good progress with our DEM integration and remain on target for completion by the end of the year. Distribution and administrative facility moves are in varying stages and are expected to be completed by the end of the third quarter of 2004.

OTHER INCOME (EXPENSE), NET. Other income, net, increased primarily due to reduced foreign exchange losses and higher income from joint ventures.

INTEREST EXPENSE. Interest expense increased by $1.2 million for the six months ended June 30, 2004 compared to the same period in 2003, due to higher borrowing levels as a result of the DEM acquisition and interest costs incurred as a result of customer negotiable draft programs, previously discussed.

INCOME TAX PROVISION. The effective tax rate for continuing operations was 25% for the first six months of 2004 and 41% for the first six months of 2003. The decrease was primarily due to anticipated reduced losses in our European segment for which no income tax benefit is being recorded. The 25% current effective tax rate reflects our anticipated effective tax rate for the balance of the year. However, significant changes in the mix of earnings in our domestic or foreign operations and changes in operating results in our European segment could have a significant impact on our effective tax rate.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax reflect legal expenses associated with our asbestos related liability. We recorded $1.3 million and $0.8 million as a loss from discontinued operations for the six months ended June 30, 2004 and 2003, respectively. As discussed in note 14 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 of the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31,

2003. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2004, the allowance for sales returns was $26.5 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2004, the allowance for doubtful accounts and for discounts was $6.6 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2004, we had a valuation allowance of approximately $23.2 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculate the costs of providing retiree benefits under the provisions of SFAS 87 and SFAS 106. The key assumptions used in making these calculations are disclosed in notes 11 and 12 of the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2003. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

In December 2003, the Medicate Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Our net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by our retiree medical plans are actuarially equivalent to Medicare Part D under the Act until further governmental regulations are issued.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) revises employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Statement 132 (revised) retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement 132 (revised) generally is effective for fiscal years ending after December 15, 2003. Our disclosures in Note 12 of notes to our consolidated financial statements incorporate the requirements of Statement 132 (revised).

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

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements, as discussed in note 8 of notes to our consolidated financial statements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt is 46% at December 31, 2003 and 52% at June 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003 and June 30, 2004, approximately 3,300 and 3,500 cases, respectively, were outstanding for which we were responsible for any related liabilities. Since September 1, 2001, the amounts paid for settled claims are $2 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Our 2004  Annual Meeting of Stockholders was held on May 20, 2004

(b) The following persons were elected as our directors:

                                    Lawrence I. Sills
                                    Arthur D. Davis
                                    William H. Turner
                                    John L. Kelsey
                                    Frederick D. Sturdivant
                                    Marilyn F. Cragin
                                    Arthur S. Sills
                                    Robert M. Gerrity
                                    Kenneth A. Lehman

(c) The following matters were voted upon at the Annual Meeting:

(1) Election of Directors:

                                                            VOTES FOR                VOTES WITHHELD

                  Lawrence I. Sills                        13,843,691                   4,554,669
                  Arthur D. Davis                          14,149,365                   4,248,995
                  William H. Turner                        14,936,482                   3,461,878
                  John L. Kelsey                           14,936,427                   3,461,933
                  Frederick D. Sturdivant                  14,936,457                   3,461,903
                  Marilyn F. Cragin                        13,929,519                   4,468,841
                  Arthur S. Sills                          14,003,929                   4,394,431
                  Robert M. Gerrity                        14,844,418                   3,553,942
                  Kenneth A. Lehman                        14,936,482                   3,461,878

(2) Adoption of our 2004 Omnibus Stock Option Plan:

                             VOTES FOR                    VOTES AGAINST              VOTES WITHHELD

                            14,564,117                      1,416,550                   2,417,693



(3)      Management's Proposal to adopt our 2004 Independent Outside Director's Stock Option Plan:

                             VOTES FOR                    VOTES AGAINST              VOTES WITHHELD

                            14,525,945                      1,421,184                   2,451,231



(4) Stockholder Proposal Requesting the Board of Directors to Redeem the
Preferred Share Purchase Rights:


                             VOTES FOR                    VOTES AGAINST              VOTES WITHHELD

                             8,014,403                      7,839,587                   2,544,370

The Board, consistent with its fiduciary duties, regularly reviews matters related to the Company's corporate governance, including the Preferred Share Purchase Rights issued pursuant to the Rights Agreement dated as of February 15, 1996 (the "Rights"). In this regard, since the 2004 Annual Meeting, the Board reviewed the voting results regarding the stockholder proposal to redeem the Rights. Notwithstanding the vote of the stockholders requesting the redemption of the Rights, the Board is not required to redeem such Rights. Moreover, the Board continues to believe that the Rights are important for the protection of the Company's stockholders, and, therefore, the Board has decided that it should not redeem the Rights.

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


 (b)      REPORTS ON FORM 8-K

         On April 29, 2004, we filed a current report on Form 8-K reporting under Item 12 - Results of Operations and Financial Condition that Standard Motor Products, Inc. issued a press release announcing its financial results for the quarter ended March 31, 2004 and a quarterly dividend. A copy of the press release was filed as an exhibit to such Form 8-K.

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


                                      STANDARD MOTOR PRODUCTS, INC.
                                      -----------------------------
                                              (Registrant)



         (Date): August 9, 2004       /S/ JAMES J. BURKE
                                      -----------------------------------
                                      James J. Burke
                                      Vice President Finance,
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)