Form 10-Q
period 2004-09-30
STANDARD MOTOR PRODUCTS INC
filed 2004-11-15
CIK 93389

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of the close of business on October 29, 2004, there were 19,781,728 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION                 PAGE NO.
                                                                        --------

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets
           September 30,  2004 (Unaudited) and December 31, 2003            3

           Consolidated Statements of Operations and Retained Earnings (Unaudited) for the Three Months and Nine Months Ended
           September 30, 2004 and 2003                                      4

           Consolidated Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2004 and 2003                    5

           Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      28

Item 4.    Controls and Procedures                                         28


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               29

Item 6.    Exhibits                                                        29

Signature                                                                  30

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)

                                                          September 30,    December 31,
                                                              2004             2003
                                                          ------------     ------------
                       ASSETS                             (Unaudited)

Current assets:
     Cash and cash equivalents                            $     16,905     $     19,647
     Accounts receivable, net (Note 7)                         176,790          174,223
     Inventories (Notes 5 and 7)                               270,094          253,754
     Deferred income taxes                                      13,070           13,148
     Prepaid expenses and other current assets                  11,513            7,399
                                                          ------------     ------------
           Total current assets                                488,372          468,171
                                                          ------------     ------------

Property, plant and equipment, net of
     accumulated depreciation (Notes 6 and 7)                  104,305          112,549
Goodwill and other intangibles (Note 3)                         72,578           71,843
Other assets                                                    41,989           41,962
                                                          ------------     ------------
           Total assets                                   $    707,244     $    694,525
                                                          ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable (Note 7)                               $    111,214     $     99,699
     Current portion of long-term debt (Note 7)                    534            3,354
     Accounts payable                                           49,567           58,029
     Sundry payables and accrued expenses                       47,140           42,431
     Restructuring accrual (Note 4)                              8,000           16,000
     Accrued rebates                                            24,054           18,989
     Accrued customer returns                                   29,453           24,115
     Payroll and commissions                                    15,040           14,221
                                                          ------------     ------------
           Total current liabilities                           285,002          276,838
                                                          ------------     ------------

Long-term debt (Note 7)                                        114,381          114,757
Postretirement medical benefits
     and other accrued liabilities                              41,409           36,848
Restructuring accrual (Note 4)                                  15,028           15,615
Accrued asbestos liabilities (Note 14)                          26,278           24,426
                                                          ------------     ------------
           Total liabilities                                   482,098          468,484
                                                          ------------     ------------

Commitments and contingencies (Notes 7,8,10,12 and 14)
Stockholders' equity (Notes 7,8,9,10 and 12):
     Common stock - par value $2.00 per share:
       Authorized - 30,000,000 shares;
         issued 20,486,036 shares                               40,972           40,972
     Capital in excess of par value                             57,867           58,086
     Retained earnings                                         141,387          141,553
     Accumulated other comprehensive income                      1,872            4,814
     Treasury stock - at cost (1,123,308 and 1,284,428
       shares in 2004 and 2003, respectively)                  (16,952)         (19,384)
                                                          ------------     ------------
           Total stockholders' equity                          225,146          226,041
                                                          ------------     ------------
           Total liabilities and stockholders' equity     $    707,244     $    694,525
                                                          ============     ============


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
                                                         -----------------------------     -----------------------------
                                                             2004             2003             2004             2003
                                                         ------------     ------------     ------------     ------------
                                                                  (Unaudited)                       (Unaudited)
Net sales                                                $    203,487     $    214,479     $    643,317     $    516,329

Cost of sales                                                 150,945          156,191          477,547          379,682
                                                         ------------     ------------     ------------     ------------

     Gross profit                                              52,542           58,288          165,770          136,647

Selling, general and administrative expenses                   43,436           48,956          137,438          113,671
Integration expenses                                            4,669            1,926            8,592            2,702
                                                         ------------     ------------     ------------     ------------

     Operating income                                           4,437            7,406           19,740           20,274

Other income (expense) - net                                      823              125            1,766             (278)

Interest expense                                                3,474            4,070           10,389           10,276
                                                         ------------     ------------     ------------     ------------

     Earnings from continuing operations before taxes           1,786            3,461           11,117            9,720

Income tax expense                                                446            1,419            2,779            3,985
                                                         ------------     ------------     ------------     ------------

     Earnings from continuing operations                        1,340            2,042            8,338            5,735

Loss from discontinued operation, net of tax                   (2,016)            (591)          (3,292)          (1,372)

                                                         ------------     ------------     ------------     ------------
     Net earnings (loss)                                         (676)           1,451            5,046            4,363

Retained earnings at beginning of period                      143,805          149,439          141,553          148,686
                                                         ------------     ------------     ------------     ------------

                                                              143,129          150,890          146,599          153,049

Less: cash dividends for period                                 1,742            1,728            5,212            3,887
                                                         ------------     ------------     ------------     ------------

Retained earnings at end of period                       $    141,387     $    149,162     $    141,387     $    149,162
                                                         ============     ============     ============     ============

PER SHARE DATA:

Net earnings per common share - basic:
     Earnings per share from continuing operations       $       0.07     $       0.11     $       0.43     $       0.39
     Discontinued operation                                     (0.10)           (0.03)           (0.17)           (0.09)
                                                         ------------     ------------     ------------     ------------
     Net earnings (loss) per common share - basic        $      (0.03)    $       0.08     $       0.26     $       0.30
                                                         ============     ============     ============     ============

Net earnings per common share - diluted:
     Earnings per share from continuing operations       $       0.07     $       0.11     $       0.43     $       0.39
     Discontinued operation                                     (0.10)           (0.03)           (0.17)           (0.09)
                                                         ------------     ------------     ------------     ------------
     Net earnings (loss) per common share - diluted      $      (0.03)    $       0.08     $       0.26     $       0.30
                                                         ============     ============     ============     ============

Average number of common shares                            19,356,423       19,194,121       19,312,334       14,580,042
                                                         ============     ============     ============     ============

Average number of common and dilutive shares               19,460,252       19,218,855       19,415,562       14,634,466
                                                         ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       -----------------------------
                                                                                           2004             2003
                                                                                       ------------     ------------
                                                                                                (Unaudited)
Cash flows from operating activities:
Net earnings                                                                           $      5,046     $      4,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                              13,719           12,575
  Loss on sale of property, plant and equipment                                                  49              338
  Equity income from joint ventures                                                            (872)            (214)
  Employee stock ownership plan allocation                                                    1,233              708
  Loss on discontinued operations, net of tax                                                 3,292            1,372
Change in assets and liabilities, net of effects from acquisitions:
  Increase in accounts receivable, net                                                       (3,201)         (51,780)
  (Increase) decrease in inventories                                                        (15,316)          10,028
  (Increase) decrease in prepaid expenses and other current assets                           (5,193)           6,127
  Decrease in other assets                                                                      810              689
  Decrease in accounts payable                                                              (10,306)          (3,431)
  Increase in sundry payables and accrued expenses                                            9,774            8,761
  Decrease in restructuring accrual                                                          (8,587)            (500)
  Increase in other liabilities                                                              10,113           13,441
                                                                                       ------------     ------------

  Net cash provided by operating activities                                                     561            2,477
                                                                                       ------------     ------------

Cash flows from investing activities:
  Proceeds from the sale of property, plant and equipment                                       887               85
  Capital expenditures                                                                       (6,112)          (6,207)
  Payments for acquisitions                                                                  (2,906)         (99,336)
                                                                                       ------------     ------------

  Net cash used in investing activities                                                      (8,131)        (105,458)
                                                                                       ------------     ------------

Cash flows from financing activities:
  Net borrowings under line-of-credit agreements                                             11,515           43,686
  Borrowings under new long term debt                                                            --           10,000
  Principal payments of long-term debt                                                       (3,196)          (3,670)
  Proceeds from the issuance of common stock, net of issuance costs                              --           56,054
  Increase in overdraft balances                                                              1,844            4,670
  Proceeds from exercise of employee stock options                                              569               27
  Dividends paid                                                                             (5,212)          (3,887)
                                                                                       ------------     ------------

  Net cash  provided by financing activities                                                  5,520          106,880
                                                                                       ------------     ------------

Effect of exchange rate changes on cash                                                        (692)           3,378

Net (decrease) increase in cash and cash equivalents                                         (2,742)           7,277

Cash and cash equivalents at beginning of the period                                         19,647            9,690
                                                                                       ------------     ------------

Cash and cash equivalents at end of the period                                         $     16,905     $     16,967
                                                                                       ============     ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                             $     12,026     $      6,378
                                                                                       ============     ============
  Income taxes                                                                         $      1,627     $      1,990
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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Effective January 1, 2004, we adopted FIN 46R, which did not have a material effect on our consolidated financial statements.

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act expanded Medicare to include, for the first time, coverage for prescription drugs. At present, proposed regulations necessary to implement the Medicare Modernization Act have been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Based on such proposed regulations, we believe that our prescription drug benefit for our employee retirees (other than certain union retirees) are expected to meet the actuarial equivalence test in 2006 and, therefore, we would be eligible to receive a subsidy from Medicare. However, our net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because such subsidy is immaterial in amount.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132 (revised)"), was issued. Statement 132 (revised) revises employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Statement 132 (revised) retains and revises the disclosure requirements contained in the original FASB Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Our disclosures in note 12 of notes to our consolidated financial statements incorporate the requirements of Statement 132 (revised).

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The changes in the carrying value of goodwill for our segments during the nine months ended September 30, 2004 are as follows (in thousands):

                                      Engine        Temperature
                                    Management        Control          Europe           Total
                                   -------------------------------------------------------------
Balance at December 31, 2003       $     65,650     $      4,822    $      1,371    $     71,843
Purchase accounting adjustments         (15,313)              --              --         (15,313)
Foreign currency adjustment                  --               --             148             148
                                   ------------     ------------    ------------    ------------
Balance at September 30, 2004      $     50,337     $      4,822    $      1,519    $     56,678
                                   ============     ============    ============    ============

In connection with the acquisition of Dana Corporation's Engine Management Group ("DEM"), and the completion of purchase price allocations in June 2004 (see note 4 of notes to our consolidated financial statements), goodwill has been adjusted by $14.1 million for intangible assets (see Acquired Intangible Assets below) based on the fair market valuation performed during the second quarter of 2004. Additionally, a purchase accounting adjustment relating to the acquired inventory of $0.8 million was recorded during the second quarter of 2004. During the third quarter of 2004, an additional $2 million was reclassified to intangible assets from goodwill.

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets associated with the acquisition of DEM, as of September 30, 2004, consist of (in thousands):

                                              Accumulated
                                Gross        Amortization         Net
                             --------------------------------------------
Customer relationships       $     10,000    $        200    $      9,800
Trademarks and tradenames           6,100              --           6,100
                             ------------    ------------    ------------
                             $     16,100    $        200    $     15,900
                             ============    ============    ============

Of the total purchase price, $16.1 million was allocated to intangible assets consisting of customer relationships and trademarks and tradenames; $10 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and tradenames which is not subject to amortization as they were determined to have indefinite useful lives.

Estimated amortization expense for the next five years is $0.4 million in 2004 (remaining three months) and $1.1 million in each year during 2005 through 2009.

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

Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash (includes $1.9 million paid in 2004 for final payment), issued an unsecured subordinated promissory note of $15.1 million (as discussed more fully in note 7 of notes to our consolidated financial statements), and issued 1,378,760 shares of our common stock valued at $15.1 million using an average market price of $10.97 per share. The average market price was based on the average closing price for a range of trading days proceeding the closing date of the acquisition. Our final purchase price was approximately $130.5 million, which included $7.1 million of transaction costs.

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

The purchase price of the acquisition is summarized as follows (in thousands):

      Value of common stock issued                           $    15,125
      Unsecured subordinated promissory note                      15,125
      Cash consideration                                          93,172
                                                             -----------
         Total consideration                                     123,422
      Transaction costs                                            7,077
                                                             -----------
      Total purchase price                                   $   130,499
                                                             -----------

The acquisition purchase price was based upon the final book value of the acquired assets of DEM less the book value of the assumed liabilities of DEM as of the close of business on the closing date, subject to a maximum purchase price of $125 million (not including transaction costs).

The following table summarizes the components of the net assets acquired based upon the final purchase accounting (in thousands):

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Accounts receivable                                              $ 65,162
      Inventories                                                        81,693
      Property, plant and equipment                                      17,165
      Goodwill                                                           39,847
      Intangible assets:
           Customer relationships (estimated useful life of 10 years)    10,000
           Trademarks and tradenames (indefinite life)                    6,100
      Other assets                                                          128
                                                                       --------
      Total assets acquired                                            $220,095
                                                                       --------
      Accounts payable                                                 $ 30,247
      Sundry payables and accrued expenses                               32,152
      Accrued customer returns                                            7,013
      Payroll and commissions                                             3,984
      Other liabilities                                                  16,200
                                                                       --------
      Total liabilities assumed                                          89,596
                                                                       --------
      Net assets acquired                                              $130,499
                                                                       --------

The acquisition was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of the acquisition.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Certain adjustments were made to goodwill subsequent to the acquisition date and are described in note 3 of notes to our consolidated financial statements.

Goodwill of $39.8 million resulting from this acquisition has been assigned to our Engine Management reporting unit. Goodwill associated with this acquisition will be deductible for tax purposes.

The following table represents our unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2003, as if the acquisition of DEM had been completed at January 1, 2003. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                                               Nine Months Ended
                                                              September 30, 2003
                                                              ------------------
                                                                 (In thousands)

      Net sales                                                    $660,061
      Earnings from continuing operations                          $  3,265
      Earnings before cumulative effect of accounting change       $  1,893
      Net earnings                                                 $  1,893

      Net earnings per common share:
      Net earnings - Basic                                         $   0.10
      Net earnings - Diluted                                       $   0.10

On February 3, 2004, we acquired inventory from the Canadian distribution operation of DEM for approximately $1.0 million. We have relocated such inventory into our distribution facility in Mississauga, Canada.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESTRUCTURING COSTS (DEM ONLY)

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

Of the total restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2003 and the nine months ended September 30, 2004, termination benefits of $2.1 million and $6.9 million, respectively, have been charged to the restructuring accrual. We expect to pay the remaining termination benefits by December 31, 2004. In addition, during 2004 there was a non-cash adjustment of $1.6 million, as workforce reduction costs are expected to be less than amounts originally estimated.

The restructuring accrual also includes approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. At September 30, 2004, seven facilities have ceased operating activities. During the nine months ended September 30, 2004, $1.7 million of costs have been charged to the restructuring accrual. We expect to pay such costs through 2021. In addition, during 2004 there was a non-cash adjustment of $1.6 million as exit costs are expected to be more than originally estimated.

Selected information relating to the remaining restructuring costs is as follows (in thousands):

                                                     Workforce        Other
                                                     Reduction      Exit Costs       Totals
                                                    -----------------------------------------
Restructuring liability at December 31, 2003        $    13,615     $   18,000     $   31,615
Cash payments during first nine months of 2004           (6,896)        (1,691)        (8,587)
Adjustments                                              (1,600)         1,600             --
                                                    -----------     ----------     ----------
Restructuring liability as of September 30, 2004    $     5,119     $   17,909     $   23,028
                                                    -----------     ----------     ----------

INTEGRATION EXPENSES (DEM ONLY)

During the third quarter of 2004 and 2003, we incurred $4.4 million and $0.9 million, respectively, of costs related to the DEM integration. For the nine months ended September 30, 2004 and 2003, we incurred $8.3 million and $0.9 million, respectively, of costs related to the DEM integration. These costs primarily related to equipment and inventory move costs, employee stay bonuses and other facility consolidation costs.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. INVENTORIES

                                                         September 30,
                                                             2004        December 31,
                                                          (unaudited)        2003
                                                         ----------------------------
                                                               (in thousands)
      Finished Goods                                     $    198,431    $    191,340
      Work in Process                                           5,879           7,913
      Raw Materials                                            65,784          54,501
                                                         ------------    ------------
                      Total inventories                  $    270,094    $    253,754
                                                         ============    ============

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

                                                         September 30,
                                                             2004        December 31,
                                                          (unaudited)        2003
                                                         ----------------------------
                                                               (in thousands)
      Land, buildings and improvements                   $     72,120    $     71,900
      Machinery and equipment                                 139,314         137,770
      Tools, dies and auxiliary equipment                      20,756          20,068
      Furniture and fixtures                                   29,352          27,743
      Computer software                                        12,505          12,514
      Leasehold improvements                                    7,280           7,285
      Construction in progress                                  5,576           4,280
                                                         ------------    ------------
                                                              286,903         281,560
      Less: accumulated depreciation and amortization         182,598         169,011
                                                         ------------    ------------
            Total property, plant and equipment - net    $    104,305    $    112,549
                                                         ============    ============

NOTE 7. CREDIT FACILITIES AND LONG-TERM DEBT

CREDIT FACILITIES

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003, in connection with our acquisition of DEM we amended and restated our revolving credit facility to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million and extends the term of the credit agreement to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets which includes the purchased assets of DEM. Available borrowings pursuant to the formula at September 30, 2004 are $86.6 million.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Outstanding borrowings under this revolving credit facility, classified as current liabilities, was $106.7 million and $95.9 million at September 30, 2004 and December 31, 2003, respectively. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the amendments to the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. At September 30, 2004, we were not in compliance with the EBITDA financial covenant, however we received a waiver of such covenant for fiscal quarters ending September 30, 2004 and December 31, 2004.

In addition, our foreign subsidiary has a revolving credit facility. The amount of short-term borrowings outstanding under this facility was $4.5 million and $3.8 million at September 30, 2004 and December 31, 2003, respectively.

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

                                                   September 30,
                                                       2004        December 31,
                                                   (unaudited)         2003
                                                   ----------------------------
Long term debt consists of:                               (in thousands)

6.75% convertible subordinated debentures          $     90,000    $     90,000
Unsecured promissory note                                15,125          15,125
Mortgage loan                                             9,495           9,824
Other                                                       295           3,162
                                                   ------------    ------------
                                                        114,915         118,111
Less: current portion                                       534           3,354
                                                   ------------    ------------
Total non-current portion of
   long-term debt                                  $    114,381    $    114,757
                                                   ============    ============

NOTE 8. INTEREST RATE SWAP AGREEMENTS

We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps. We enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows:

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,            September 30,
                                                  ---------------------    ---------------------
                                                    2004         2003        2004         2003
                                                    ----         ----        ----         ----
                                                      (in thousands)          (in thousands)
      Net earnings (loss) as reported             $   (676)    $  1,451    $  5,046     $  4,363
      Foreign currency translation adjustments         430          122        (593)       3,855
      Minimum pension liability adjustment          (2,610)          --      (2,610)          --
      Change in fair value of interest rate
           swap agreements                            (141)         336         261          949
                                                  --------     --------    --------     --------
      Total comprehensive income, net of taxes    $ (2,997)    $  1,909    $  2,104     $  9,167
                                                  ========     ========    ========     ========

Accumulated other comprehensive income is comprised of the following:

                                                      September 30,    December 31,
                                                          2004             2003
                                                      -----------------------------
                                                              (in thousands)
      Foreign currency translation adjustments        $      5,187     $      5,780
      Unrealized income (loss) on interest rate
           swap agreement, net of tax                          150             (111)
      Minimum pension liability                             (3,465)            (855)
                                                      ------------     ------------
      Total accumulated other comprehensive income    $      1,872     $      4,814
                                                      ============     ============

NOTE 10. STOCK BASED COMPENSATION PLAN

Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options granted during the three months and nine months ended September 30, 2004

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and 2003 were exercisable at prices equal to the fair market value or greater of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

If we accounted for stock-based compensation using the fair value method of Statement No. 123, as amended by Statement No. 148, the effect on net earnings and basic and diluted earnings per share would have been as follows:

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                          -------------------------    -------------------------
                                                             2004           2003          2004           2003
                                                             ----           ----          ----           ----
                                                            (in thousands, except       (in thousands, except
                                                              per share amounts)          per share amounts)
      Net earnings (loss) as reported                     $     (676)    $    1,451    $    5,046     $    4,363
      Less: Total stock-based employee compensation
          expense determined under fair value method
          for all awards, net of related tax effects            (129)           (35)         (323)          (103)
                                                          ----------     ----------    ----------     ----------
      Pro forma net earnings                              $     (805)    $    1,416    $    4,723     $    4,260
                                                          ==========     ==========    ==========     ==========
      Earnings per share:
          Basic - as reported                             $    (0.03)    $     0.08    $     0.26     $     0.30
                                                          ==========     ==========    ==========     ==========
          Basic - pro forma                               $    (0.04)    $     0.07    $     0.24     $     0.29
                                                          ==========     ==========    ==========     ==========
          Diluted - as reported                           $    (0.03)    $     0.08    $     0.26     $     0.30
                                                          ==========     ==========    ==========     ==========
          Diluted - pro forma                             $    (0.04)    $     0.07    $     0.24     $     0.29
                                                          ==========     ==========    ==========     ==========

At September 30, 2004, an aggregate 1,561,245 shares of authorized but unissued common stock were reserved for issuance under our stock option plans.

NOTE 11. EARNINGS PER SHARE

Following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share:

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                       (Unaudited)                      (Unaudited)
                                             -----------------------------     -----------------------------
                                                 2004             2003             2004             2003
                                                 ----             ----             ----             ----
                                                        (in thousands, except per share amounts)
      Earnings from continuing operations    $      1,340     $      2,042     $      8,338     $      5,735
      Loss from discontinued operations            (2,016)            (591)          (3,292)          (1,372)
                                             ------------     ------------     ------------     ------------
      Net earnings (loss) available to
          common stockholders                $       (676)    $      1,451     $      5,046     $      4,363
                                             ============     ============     ============     ============

      Weighted average common shares
      outstanding - basic                      19,356,423       19,194,121       19,312,334       14,580,042
      Dilutive effect of stock options            103,829           24,734          103,228           54,424
                                             ------------     ------------     ------------     ------------
      Weighted average common shares
          outstanding - diluted                19,460,252       19,218,855       19,415,562       14,634,466
                                             ============     ============     ============     ============

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The shares listed below were not included in the computation of diluted earnings
(loss) per share because to do so would have been anti-dilutive for the periods presented.

                                   Three Months Ended           Nine Months Ended
                                      September 30,               September 30,
                                ------------------------    ------------------------
                                   2004          2003          2004          2003
                                   ----          ----          ----          ----
      Stock options                726,099       963,648       726,099       843,658
      Convertible debentures     2,796,120     2,796,120     2,796,120     2,796,120
                                ==========    ==========    ==========    ==========

NOTE 12. EMPLOYEE BENEFITS (U.S. PLANS ONLY)

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

The components of net period benefit cost for the three months ended September 30 are as follows:

                                          Pension Benefits        Postretirement Benefits
                                      ----------------------------------------------------
                                         2004          2003          2004          2003
                                      ----------------------------------------------------
                                                         (in thousands)
Service cost                          $      113    $       88    $      871    $      637
Interest cost                                 80            55           455           411
Amortization of prior service cost            28            28            31            31
Actuarial net loss                            37            36            20            10
                                      ----------    ----------    ----------    ----------
Net periodic benefit cost             $      258    $      207    $    1,377    $    1,089
                                      ==========    ==========    ==========    ==========

The components of net period benefit cost for the nine months ended September 30 are as follows:

                                          Pension Benefits        Postretirement Benefits
                                      ----------------------------------------------------
                                         2004          2003          2004          2003
                                      ----------------------------------------------------
                                                         (in thousands)
Service cost                          $      339    $      264    $    2,613    $    1,911
Interest cost                                240           165         1,365         1,233
Amortization of prior service cost            84            84            93            93
Actuarial net loss                           111           108            60            30
                                      ----------    ----------    ----------    ----------
Net periodic benefit cost             $      774    $      621    $    4,131    $    3,267
                                      ==========    ==========    ==========    ==========

During the third quarter of 2004, we recorded a minimum pension liability adjustment of $2.6 million related to the benefit plan in our European segment. The adjustment was recorded in "accumulated other comprehensive income."

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                          Three Months Ended September 30,
                       ---------------------------------------------------------------------
                                     2004                                 2003
                       ---------------------------------------------------------------------
                                            Operating                            Operating
                                            ---------                            ---------
                          Net Sales       Income (Loss)        Net Sales       Income (Loss)
                          ---------       -------------        ---------       -------------
                                                  (in thousands)
Engine Management      $      136,269    $        8,586     $      133,364    $        6,493
Temperature Control            54,821             1,368             69,261             6,478
Europe                         10,352              (508)            10,001            (1,253)
All Other                       2,045            (5,009)             1,853            (4,312)
                       --------------    --------------     --------------    --------------
Consolidated           $      203,487    $        4,437     $      214,479    $        7,406
                       ==============    ==============     ==============    ==============

                                          Nine Months Ended September 30,
                       ---------------------------------------------------------------------
                                     2004                                 2003
                       ---------------------------------------------------------------------
                                            Operating                            Operating
                                            ---------                            ---------
                          Net Sales       Income (Loss)        Net Sales       Income (Loss)
                          ---------       -------------        ---------       -------------
                                                  (in thousands)
Engine Management      $      422,802    $       30,650     $      288,436    $       25,745
Temperature Control           182,266             6,645            191,239             8,502
Europe                         31,375              (878)            31,954            (2,061)
All Other                       6,874           (16,677)             4,700           (11,912)
                       --------------    --------------     --------------    --------------
Consolidated           $      643,317    $       19,740     $      516,329    $       20,274
                       ==============    ==============     ==============    ==============

NOTE 14. COMMITMENTS AND CONTINGENCIES

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003 and September 30, 2004, approximately 3,300 and 3,500 cases, respectively, were outstanding for which we were responsible for any related liabilities. Since September 1, 2001, the amounts paid for settled claims are $2.1 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, our settlement amounts and whether there are any co-defendants, the jurisdiction in

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

which lawsuits are filed, and the status and results of settlement discussions. Actuarial consultants with experience in assessing asbestos-related liabilities completed a study in September 2002, which study is updated in the third quarter of each year, to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates for the remainder of 2002 through 2052; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27.3 million to $58 million for the period through 2052. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles.

Accordingly, based on the information contained in the actuarial study and all other available information considered by us, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs.

In accordance with our accounting policy, the actuarial study was updated as of August 31, 2004 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $28 million to $63 million for the period through 2049. The change from the prior year study was a $1.5 million increase for the low end of the range and a $7.9 million decrease for the high end of the range. As a result, in September 2004, an incremental $3 million provision was added to the asbestos accrual increasing the reserve to approximately $28.2 million. Legal costs, which are expensed as incurred, and are reported in loss from discontinued operation in the accompanying statement of operations and retained earnings, are estimated to range from $22 million to $27 million during the same period.

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

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of September 30, 2004 and 2003, we have accrued $16.8 million and $23.1 million, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty claims expense for the three months ended September 30, 2004 and 2003, were $14.7 million and $16.7 million, respectively, and $40.0 million and $40.3 million for the nine months ended September 30, 2004 and 2003, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides the changes in our product warranties:

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 2004           2003           2004           2003
                                              ----------     ----------     ----------     ----------
Balance, beginning of period                  $   17,465     $   15,545     $   13,987     $   10,360
Preliminary assumed liabilities of
    Dana's EMG business                               --          6,479             --          6,479
Liabilities accrued for current year sales        14,665         16,657         40,039         40,296
Settlements of warranty claims                   (15,300)       (15,589)       (37,196)       (34,043)
                                              ----------     ----------     ----------     ----------
Balance, end of period                        $   16,830     $   23,092     $   16,830     $   23,092
                                              ==========     ==========     ==========     ==========

Note 15. Sale of Accounts Receivable

During 2004, we entered into agreements with certain financial institutions (on behalf of itself or for any third party purchaser) to sell from time to time at the option of either party an undivided interest in certain of our receivables to such financial institutions. Pursuant to these agreements, we irrevocably sold an aggregate of $136.3 million of receivables for the nine months ended September 30, 2004. We transferred and conveyed all right, title and interest in the receivables and have no further obligation with respect to the sold receivables.

The sold receivables were removed from our balance sheet at the time of sale. The discount associated with the sold receivables was $1.1 million and $1.6 million in the third quarter of 2004 and for the nine months ended September 30, 2004, respectively, and is included in "selling, general and administrative expenses."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO A NUMBER OF FACTORS, SUCH AS ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY MATTERS (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ESTIMATES TO ASBESTOS-RELATED CONTINGENT LIABILITIES); AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT.

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

In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. As part of the integration and restructuring plans, we closed seven of the DEM facilities, and we estimate total restructuring costs of $33.7 million. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM.

Based on our most recent estimates of the total restructuring costs, approximately $15.7 million relates to work force reductions and employee termination benefits. This amount primarily represents severance costs relating to the involuntary termination of DEM employees individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. The restructuring costs also include approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs.

The DEM acquisition in 2003 was strategic and continues to be our primary focus in 2004. The critical goals we established for a successful integration were to maintain the DEM customer base; reduce excess capacity by closing seven of the acquired facilities in a 12 to 18 month timeframe; and complete the transition for $30-35 million of cash outlays in restructuring and integration costs during this same period. The integration has proceeded on schedule, and all DEM operations including manufacturing, distribution, MIS, finance, sales and marketing have been transferred to SMP locations. As planned, we have exited seven of the acquired nine facilities, and this has been accomplished within our original time frame of twelve to eighteen months. The integration moves have been completed within budget, and thus far we have maintained all the DEM customers. Based on our current expectations, we continue to believe that as we achieve the planned material product cost savings, and our new employees achieve normal efficiency, we will accomplish our target of $55 million annual savings from the DEM acquisition. It is our goal to begin approaching this number by the second half of 2005.

On February 3, 2004, we acquired inventory from the Canadian distribution operation of DEM for approximately $1.0 million. We have relocated such inventory into our distribution facility in Mississauga, Canada.

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

INVENTORY MANAGEMENT. We instituted an aggressive inventory reduction campaign initiated in 2001. We targeted a minimum $30 million inventory reduction in 2001, but exceeded our goal by reducing inventory by $57 million that year. In 2002 and 2003, we further reduced inventory by $8 million and $4 million, respectively, before giving consideration to the DEM acquisition. During the first nine months of 2004, inventory levels have increased in our Engine Management segment. We believe this increase is temporary as we manage through the DEM integration process, while attempting to maintain customer service fill rates. We have targeted an inventory reduction goal in 2005 and 2006 of $30 million and $20 million, respectively, due to the DEM integration process.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first nine months of 2004, cash provided by operations amounted to $0.6 million, compared to $2.5 million in the same period of 2003. The decrease is primarily attributable to increased levels of inventory, increased payments of accounts payable and cash payments against the restructuring accrual. Offsetting the decrease was a lower increase in accounts receivable. The lower increase in accounts receivable is primarily the result of certain of our significant customers implementing negotiable draft programs, whereby cash collections of accounts receivable balances can be made early at our option, but at a discount to us. The cost of such discounts is recorded as selling, general and administrative expenses. During the first nine months of 2004, inventory levels have increased in our Engine Management segment. We believe this increase is temporary as we manage through the DEM integration process, while attempting to maintain customer service fill rates. We have targeted an inventory reduction in 2005 and 2006 of $30 million and $20 million, respectively, to improve Engine Management inventory turns to historical levels.

INVESTING ACTIVITIES. Cash used in investing activities was $8.1 million in the first nine months of 2004, compared to $105.5 million in the same period of 2003. The decrease is primarily due to the payment for the acquisition of DEM on June 30, 2003. During 2004, payments for acquisitions include DEM in Canada and the final cash payment for the DEM acquisition.

FINANCING ACTIVITIES. Cash provided by financing activities was $5.5 million in the first nine months of 2004, compared to $106.9 million in the same period of 2003. The decrease is primarily due to the financing related to the acquisition of DEM on June 30, 2003.

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

On June 30, 2003, in connection with our acquisition of DEM, we completed an amendment to our revolving credit facility to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, which includes the purchased assets of DEM. We expect such availability under the revolving credit facility to be sufficient to meet our ongoing operating and integration costs.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the amendments to the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. At September 30, 2004, we were not in compliance with the EBITDA financial covenant, however we received a waiver of such covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004.

In addition, in order to facilitate the aggregate financing of the DEM acquisition, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million and issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million.

In connection with our acquisition of DEM, on June 30, 2003 we also issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is December 31, 2008. The promissory note may be prepaid in whole or in part at any time without penalty.

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

On July 26, 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short term bank borrowings and repurchase a portion of our common stock.

During 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock was repurchased to meet present and future requirements of our stock option programs and to fund our Employee Stock Option Plan (ESOP). As of December 31, 2003, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2003, 2002 and 2001 and the first nine months of 2004, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM as of December 31, 2003. There have been no significant changes to this information at September 30, 2004.

                                 ---------------------------------------------------------
(IN THOUSANDS)                     2004        2005        2006         2007        2008     THEREAFTER     TOTAL
------------------------------------------------------------------------------------------------------------------
Principal payments of long
    term debt                    $  3,354    $    555    $    581     $    610    $    582    $112,429    $118,111
Operating leases                   12,824      12,156       9,322        5,752       4,512      39,481      84,047
Interest rate swap agreements         207          --         (59)          --          --          --         148
Severance payments related
    to integration                  1,283          --          --           --          --          --       1,283
                                 --------    --------    --------     --------    --------    --------    --------

          Total commitments      $ 17,668    $ 12,711    $  9,844     $  6,362    $  5,094    $151,910    $203,589
                                 ========    ========    ========     ========    ========    ========    ========

The table above excludes approximately $12 million (after adjustment in 2004) of severance expected to be paid in 2004 after the DEM facilities are closed.

INTERIM RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

SALES. Consolidated net sales in the third quarter of 2004 were $203.5 million, a decrease of $11.0 million, or 5.1%, compared to $214.5 million in the third quarter of 2003. The decrease in net sales was primarily in our Temperature Control segment. Temperature Control net sales decreased by $14.4 million from the comparable period in 2003 as a result of a very cold and wet summer. Engine Management net sales increased $2.9 million or 2.2% in the third quarter of 2004 as compared to the comparable period in 2003.

GROSS MARGINS. Gross margins decreased to 25.8% in the third quarter of 2004 compared to 27.2% in the third quarter of 2003. The margin decrease was primarily related to lower net sales in our Temperature Control segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $5.6 million to $43.4 million in the third quarter of 2004, compared to $49.0 million in the third quarter of 2003. This decrease was primarily due to savings achieved from the DEM integration offset by an increase of $1.1 million in discount fees associated with the sale of customer receivables (see note 15 of our notes to consolidated financial statements). As a percentage of net sales, selling, general and administrative expenses decreased to 21.3% in the third quarter of 2004 from 22.8% in the third quarter of 2003.

INTEGRATION EXPENSES. Integration expenses in the third quarter of 2004 were $4.7 million, primarily related to the DEM integration, compared to $1.9 million in the third quarter of 2003, which primarily related to expenses associated with the DEM integration and with the third quarter of 2003 divestiture of a product line within our European segment.

OPERATING INCOME. Operating income was $4.4 million in the third quarter of 2004, compared to $7.4 million in the third quarter of 2003. The decrease was primarily due to lower net sales in our Temperature Control segment and increased expenses incurred related to the DEM integration and discount fees related to the sale of customer receivables in 2004 as discussed above.

OTHER INCOME, NET. Other income, net, increased to $0.8 million in the third quarter of 2004 compared to $0.1 million in the third quarter of 2003. The increase was primarily due to reduced foreign exchange losses and higher income from joint ventures.

INTEREST EXPENSE. Interest expense decreased by $0.6 million to $3.5 million in the third quarter 2004 compared to $4.1 million the same period in 2003, primarily due to the expiration of one of our interest rate swap agreements in January 2004.

INCOME TAX PROVISION. The effective tax rate for continuing operations decreased from 41% in the third quarter of 2003 to 25% in the third quarter of 2004, primarily due to anticipated reduced losses in our European segment, for which no income tax benefit is being recorded. In addition, higher earnings are anticipated in our Hong Kong and Puerto Rico operations, which are lower tax rate jurisdictions. The 25% current effective tax rate reflects our anticipated tax rate for the balance of the year. However, significant changes in the mix of earnings in our domestic or foreign operations and changes in operating results in our European segment could have a significant impact on our effective tax rate.

LOSS FROM DISCONTINUED OPERATION, NET OF TAX. Loss from discontinued operation, net of tax reflect provisions for future indemnity payments and legal expenses associated with our asbestos related liability. We recorded a charge, net of taxes, of $2.0 million and $0.6 million as a loss from discontinued operations for the three months ended September 30, 2004 and 2003, respectively. As discussed more fully in note 14 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

SALES. Consolidated net sales for the nine months ended September 30, 2004 were $643.3 million, an increase of $127 million, or 24.6%, compared to $516.3 million in the same period of 2003. The net sales increase was primarily due to the increased sales volumes resulting from the DEM acquisition. Our Engine Management net sales increased approximately $134 million, or 47%, offset by our Temperature Control net sales decrease of approximately $9 million or 5%.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased by 0.7 percentage points to 25.8% for the nine months ended September 30, 2004 from 26.5% in the same period of 2003. The decrease was related to the DEM acquisition, which was only included in one quarter in the prior period and the reduction in Temperature Control segment net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $137.4 million, for the nine months ended September 30, 2004, compared to $113.7 million, in the same period of 2003. The increase was primarily attributable to the increased sales volume from the DEM acquisition and $1.6 million of discount fees associated with the sale of customer receivables (see note 15 of notes to our consolidated financial statements). As a percentage of net sales, selling, general and administrative expenses decreased to 21.4% for the nine months ended September 30, 2004 compared to 22% for the comparable period in 2003.

INTEGRATION EXPENSES. Integration expenses for the nine months ended September 30, 2004 were $8.6 million, primarily related to the DEM integration compared to $2.7 million for the same period in 2003, which was primarily related to expenses associated with the DEM integration and with the divestiture of a product line within our European segment.

OPERATING INCOME. Operating income decreased by $0.6 million to $19.7 million for the nine months ended September 30, 2004, compared to $20.3 million in the same period in 2003. The decrease was primarily the result of increased expenses incurred related to the DEM integration and discount fees associated to the sale of customer receivables in 2004.

OTHER INCOME (EXPENSE), NET. Other income, net, increased to $1.8 million for the nine months ended September 30, 2004 compared to $(0.3) million in the same period in 2003. The increase was primarily due to reduced foreign exchange losses and higher income from joint ventures.

INTEREST EXPENSE. Interest expense increased by $0.1 million to $10.4 million for the nine months ended September 30, 2004 compared to $10.3 million in the same period in 2003, due to the issuance of the promissory note related to the DEM acquisition offset by the reduction of interest due to the expiration of one of our interest risk swap agreements in January 2004.

INCOME TAX PROVISION. The effective tax rate for continuing operations was 25% for the first nine months of 2004 and 41% for the first nine months of 2003. The decrease was primarily due to anticipated reduced losses in our European segment for which no income tax benefit is being recorded. The 25% current effective tax rate reflects our anticipated effective tax rate for the balance of the year. However, significant changes in the mix of earnings in our domestic or foreign operations and changes in operating results in our European segment could have a significant impact on our effective tax rate.

LOSS FROM DISCONTINUED OPERATION, NET OF TAX. Loss from discontinued operation, net of tax reflect provisions for future indemnity payments and legal expenses associated with our asbestos related liability. We recorded $3.3 million and $1.4 million as a loss from discontinued operations for the nine months ended September 30, 2004 and 2003, respectively. As discussed in note 14 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles, from our Engine Management, Temperature Control and European segments. We recognize revenue from product sales upon shipment to customers. As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2004, the allowance for sales returns was $29.5 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2004, the allowance for doubtful accounts and for discounts was $6.2 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2004, we had a valuation allowance of approximately $23.2 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculate the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 11 and 12 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

In accordance with our accounting policy, the actuarial study was updated as of August 31, 2004 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $28 million to $63 million for the period through 2049. The change from the prior year study was a $1.5 million increase for the low end of the range and a $7.9 million decrease for the high end of the range. As a result, in September 2004, an incremental $3 million provision was added to the asbestos accrual increasing the reserve to approximately $28.2 million. Legal costs are estimated to range from $22 million to $27 million during the same period. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations. Legal expenses associated with asbestos-related matters are expensed as incurred and recorded as a loss from discontinued operations in the statement of operations.

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

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act expanded Medicare to include, for the first time, coverage for prescription drugs. At present, proposed regulations necessary to implement the Medicare Modernization Act have been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Based on such proposed regulations, we believe that our prescription drug benefit for our employee retirees (other than certain union retirees) are expected to meet the actuarial equivalence test in 2006 and, therefore, we would be eligible to receive a subsidy from Medicare. However, our net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because such subsidy is immaterial in amount.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132 (revised)"), was issued. Statement 132 (revised) revises employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Statement 132 (revised) retains and revises the disclosure requirements contained in the original FASB Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement 132 (revised) generally is effective for fiscal years ending after December 15, 2003. Our disclosures in note 12 of notes to our consolidated financial statements incorporate the requirements of Statement 132 (revised).

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

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements, as discussed in note 8 of notes to our consolidated financial statements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 46% at December 31, 2003 and 49% at September 30, 2004.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this report.

      On November 1, 2004, our independent registered public accounting firm, Grant Thornton LLP, orally notified our Audit Committee that they had identified several deficiencies which, when considered in the aggregate, constituted a significant deficiency regarding our internal controls. However, we have no reason to believe that these deficiencies resulted in
      (a) a material weakness in our internal controls or (b) any material inaccuracy to our financial statements. The deficiencies noted related to
      (a) network security issues, (b) back-up and recovery matters, (c) disaster recovery and business continuity plans and procedures, and (d) documentation regarding IT policies and procedures. We have assigned a high priority to the short term and long term improvement of our internal controls and are in the process of correcting all of these deficiencies. We plan to remediate these deficiencies as promptly as practicable.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph
      (a) above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2003 and September 30, 2004, approximately 3,300 and 3,500 cases, respectively, were outstanding for which we were responsible for any related liabilities. Since September 1, 2001, the amounts paid for settled claims are $2.1 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

ITEM 6. EXHIBITS

      10.13 Third Amendment to Amended and Restated Credit Agreement dated August 11, 2004, among Standard Motor Products, Inc. as Borrower and General Electric Capital Corp. and Bank of America, as Lenders, filed with this report.

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

                                         STANDARD MOTOR PRODUCTS, INC.
                                         -----------------------------
                                                 (Registrant)


      Date: November 15, 2004               /s/ James J. Burke
                                            ------------------
                                            James J. Burke
                                            Vice President Finance,
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)