Form 10-K
period 2004-12-31
STANDARD MOTOR PRODUCTS INC
filed 2005-03-31
CIK 93389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER: 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                     11-1362020
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.               11101
--------------------------------------------               -----
  (Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (718) 392-0200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                        -------------------
Common Stock, par value $2.00 per share            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2004 (the last business day of registrant's most recently completed second fiscal quarter) of $14.73 per share held by non-affiliates of the registrant was $209,650,956. For purposes of the foregoing calculation, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of the close of business on February 28, 2005, there were 19,833,728 outstanding shares of the registrant's common stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX

PART I.                                                                     PAGE

Item 1.      Business ........................................................ 3

Item 2.      Properties ......................................................14

Item 3.      Legal Proceedings ...............................................15

Item 4.      Submission of Matters to a Vote of Security Holders .............16

PART II.

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................16

Item 6.      Selected Financial Data .........................................17

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .......................................19

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ......30

Item 8.      Financial Statements and Supplementary Data .....................31

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................75

Item 9A.     Controls and Procedures .........................................75

Item 9B.     Other Information ...............................................78

PART III.

Item 10.     Directors and Executive Officers of the Registrant ..............78

Item 11.     Executive Compensation ..........................................78

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters .................................78

Item 13.     Certain Relationships and Related Transactions  .................79

Item 14.     Principal Accounting Fees and Services ..........................79

PART IV.

Item 15.     Exhibits and Financial Statement Schedules ......................79

             Signatures ......................................................80

                                     PART I

IN THIS ANNUAL REPORT ON FORM 10-K, "STANDARD MOTOR PRODUCTS," "WE," "US," "OUR" AND THE "COMPANY" REFER TO STANDARD MOTOR PRODUCTS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT REQUIRES OTHERWISE. THIS REPORT CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS AND ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ESTIMATES TO ASBESTOS-RELATED CONTINGENT LIABILITIES) MATTERS; AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SEC. THOSE FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF FUTURE PERFORMANCE.

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

We sell our products primarily to warehouse distributors and large retail chains in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. We distribute parts under our own brand names, such as Standard, Blue Streak, BWD Automotive, Niehoff, Hayden and Four Seasons, and through private labels, such as CARQUEST and NAPA Auto Parts.

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

o EVOLVE AND EXPAND OUR PRODUCT LINES. We intend to increase our sales by continuing to develop and expand the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies developed by original equipment manufacturers (OEMs) in North America and Europe.

o BROADEN OUR CUSTOMER BASE. Our goal is to increase our business by marketing our products more broadly to the distribution businesses of OEMs who sell products to new car dealer service areas.

o IMPROVE OPERATING EFFICIENCY AND COST POSITION. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We have a proven track record of managing costs and improving operating efficiency through consolidating redundant functions and realizing cost savings in our business. We intend to continue to improve our operating efficiency and cost position by:

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

o CASH UTILIZATION. We intend to apply any excess cash flow from operations and the management of working capital to reduce our outstanding indebtedness, pay dividends and repurchase our stock.

ACQUISITION OF DANA ENGINE MANAGEMENT GROUP

On June 30, 2003, we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"). DEM's customers consist of many of the leading warehouse distributors, such as NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as CSK Auto, O'Reilly Automotive and Pep Boys. Certain of these customers are already our customers to a limited extent or are our customers in different of our product lines. DEM's products enjoy strong brand recognition with its many leading automotive product names, including BWD Automotive and Niehoff, as well as with private labels through NAPA Auto Parts. In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM, including closing seven of the nine acquired DEM facilities. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" for further discussion.

On February 3, 2004, we acquired inventory from the Canadian distribution operation of DEM for approximately $1 million. We have relocated such inventory into our distribution facility in Mississauga, Canada.

THE AUTOMOTIVE AFTERMARKET

The automotive aftermarket industry is comprised of a large, diverse number of manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road. The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of OEMs.

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing new automobiles, which benefit the automotive aftermarket industry, including suppliers like us. The automotive aftermarket industry is also dependent on new car sales, although to a lesser degree than OEMs and their suppliers, because these sales create the total number of cars available for repair. Aggressive financing programs by automakers has increased demand for new cars and trucks, which should benefit the automotive aftermarket manufacturers in the long term as vehicles age.

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

Traditionally, the parts manufacturers of OEMs and the independent manufacturers who supply the original equipment part applications have supplied a majority of the business to new car dealer networks. However, Ford and General Motors have recently moved to make their parts manufacturers more independent, which may provide future opportunities for us to supply replacement parts to the dealer service networks of the OEMs, both for warranty and out-of-warranty repairs.

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2004. Our three reportable operating segments are Engine Management (which includes DEM as of June 30, 2003), Temperature Control and Europe.

                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                         --------------------------------------------------------------------------------------
                                                    2004                          2003                          2002
                                         --------------------------    --------------------------    --------------------------
                                            AMOUNT       % OF TOTAL       AMOUNT       % OF TOTAL       AMOUNT       % OF TOTAL
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                                         (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
    Ignition and Emission
        Parts ........................   $   459,452           55.7%   $   337,134           49.7%   $   232,511           38.9%
    Wires and Cables .................        92,868           11.3%        69,528           10.2%        63,267           10.6%
    Fuel System Parts ................        10,449            1.3%         7,713            1.1%         7,334            1.2%
                                         -----------    -----------    -----------    -----------    -----------    -----------
TOTAL ENGINE MANAGEMENT ..............       562,769           68.3%       414,375           61.0%       303,112           50.7%
                                         -----------    -----------    -----------    -----------    -----------    -----------
TEMPERATURE CONTROL:
    Compressors ......................        85,403           10.4%        89,676           13.2%       105,301           17.6%
    Other Air Conditioning
      Parts ..........................       113,223           13.7%       117,720           17.3%       136,973           22.9%
    Heating Parts ....................        11,468            1.4%        12,180            1.8%        12,814            2.1%
                                         -----------    -----------    -----------    -----------    -----------    -----------
TOTAL TEMPERATURE CONTROL ............       210,094           25.5%       219,576           32.3%       255,088           42.6%
                                         -----------    -----------    -----------    -----------    -----------    -----------
EUROPE:
    Engine Management Parts ..........        25,539            3.1%        27,514            4.1%        26,575            4.4%
    Temperature Control Parts ........        15,112            1.8%        12,627            1.9%         9,453            1.6%
                                         -----------    -----------    -----------    -----------    -----------    -----------
TOTAL EUROPE .........................        40,651            4.9%        40,141            6.0%        36,028            6.0%
                                         -----------    -----------    -----------    -----------    -----------    -----------
ALL OTHER ............................        10,769            1.3%         4,691            0.7%         4,209            0.7%
                                         -----------    -----------    -----------    -----------    -----------    -----------
      TOTAL ..........................   $   824,283          100.0%   $   678,783          100.0%   $   598,437          100.0%
                                         ===========    ===========    ===========    ===========    ===========    ===========

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2004.

                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                         --------------------------------------------------------------------------------------
                                                    2004                          2003                          2002
                                         --------------------------    --------------------------    --------------------------
                                          OPERATING    IDENTIFIABLE     OPERATING    IDENTIFIABLE     OPERATING    IDENTIFIABLE
                                            PROFIT         ASSETS         PROFIT         ASSETS         PROFIT         ASSETS
                                         -----------   ------------    -----------   ------------    -----------   ------------
                                                                            (IN THOUSANDS)
   Engine Management .................   $    24,549    $   429,631    $    31,871    $   448,687    $    41,844    $   247,318
   Temperature Control ...............        (2,114)       125,656          4,702        150,248         10,095        157,343
   Europe ............................        (2,034)        30,936         (3,605)        31,188        (10,464)        30,728
   All Other .........................       (22,138)        70,346        (17,153)        64,402        (16,407)        55,369
                                         -----------    -----------    -----------    -----------    -----------    -----------
     TOTAL ...........................   $    (1,737)   $   656,569    $    15,815    $   694,525    $    25,068    $   490,758
                                         ===========    ===========    ===========    ===========    ===========    ===========

"All Other" consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that do not meet the criteria of a reportable operating segment.

ENGINE MANAGEMENT SEGMENT

BREADTH OF PRODUCTS. In our Engine Management Segment (which includes DEM as of June 30, 2003), replacement parts for ignition and emission control systems accounted for approximately 56%, 50% and 39% of our consolidated net sales in 2004, 2003 and 2002, respectively. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors and EGR valves. We are a basic manufacturer of many of the ignition parts we market and continue to develop ways of increasing the number of parts we manufacture, rather than purchasing such parts from third parties. We believe that our acquisition of the Independence, Kansas DEM facility further enhances our ability to be a basic manufacturer of ignition and emission control products.

COMPUTER CONTROLLED TECHNOLOGY. Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission and fuel injection. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. Electronic ignition systems enable the engine to improve fuel efficiency and reduce the level of hazardous fumes in exhaust gases.

In 1992, we entered into a 50/50 joint venture in Canada with Blue Streak Electronics, Inc. to rebuild automotive engine management computers and mass air flow sensors. The volume of products produced by the joint venture are sold primarily to us and has positioned us as a key supplier in the growing remanufactured electronics markets. The Blue Streak joint venture has further expanded its product range to include computers used in temperature control, anti-lock brake systems and air bags, and development of diagnostic repair tools.

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

WIRE AND CABLE PRODUCTS. Wire and cable parts accounted for approximately 11%, 10% and 11% of our consolidated net sales in 2004, 2003 and 2002, respectively. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

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

With the acquisition of the DEM business, we acquired the ability to extrude high voltage wire in Mishawaka, Indiana to be used in our ignition wire sets. This vertical integration of a critical component offers us the ability to achieve lower costs and our own controlled source of supply and quality.

TEMPERATURE CONTROL SEGMENT

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating systems) engine cooling systems, power window accessories and windshield washer systems, primarily under the brand names of Four Seasons, Factory Air, Murray, NAPA, CARQUEST, Hayden, Imperial and Aci. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, dryers, evaporators, accumulators, hoses, heater cores, heater valves, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors and windshield washer pumps. Our temperature control products accounted for approximately 26%, 32% and 43% of our consolidated net sales in 2004, 2003 and 2002, respectively.

A major factor in the Temperature Control Segment's business is the federal regulation of ozone depleting chlorofluorocarbon refrigerants. United States legislation phased out the production of domestic R-12 refrigerant (e.g., DuPont's Freon) completely by the end of 1995. As the new law became effective, vehicle air conditioners needing repair or recharge were retrofitted to use the new R-134a refrigerant. New vehicle manufacturers began to use the new R-134a refrigerant in 1993. Today all vehicles produced in North America have this refrigerant, and the vast majority of the U.S. vehicle fleet uses this refrigerant. Service dealers continue to seek training and certification in this technology, and our Temperature Control Segment has taken the lead in providing this training and certification. Additionally, we reengineered our compressor product offering to be able to operate efficiently utilizing either R-12 or R-134a refrigerants, and remain a leader in providing retrofit kits for conversion of R-12 systems.

Our customers are leading warehouse distributors, national program distribution groups, retail auto parts chains, specialty market distributors and original equipment service parts organizations supplying replacement parts for domestic and import passenger cars, trucks and equipment.

EUROPE SEGMENT

In July 1996, we acquired an equity interest in Standard Motor Products (SMP) Holdings Limited (formerly Intermotor Holdings Limited) located in Nottingham, England. During 2002, we acquired the remaining equity interest bringing the Company's ownership percentage to 100%. SMP Holdings Limited manufactures and distributes a broad line of engine management products primarily to customers in Europe. Also in 1996, we expanded our presence in Europe by opening a European distribution center in Strasbourg, France for temperature control products. A joint venture (Blue Streak Europe) between SMP Holdings Limited and Blue Streak Electronics was also initiated in 1996, which joint venture supplies rebuilt engine computers for the European market.

Since 1996, we have made a series of smaller acquisitions supplementing both the Engine Management and Temperature Control portions of our business. With respect to the engine management business, in January 1999 we acquired Webcon UK Limited, an assembler and distributor of fuel system components, which we subsequently divested in June 2003 incurring an $0.8 million loss. In January 1999, Blue Streak Europe acquired Injection Correction UK LTD, a subsidiary of Webcon, and in September 2001, acquired TRW Inc.'s electronic control unit remanufacturing division. In April 1999, we acquired Lemark Auto Accessories, a supplier of wire sets. In April 2002, the wire business was further expanded by acquiring Carol Cable Limited, a manufacturer and distributor of wire.

With respect to the temperature control portion of our business, following the opening of the distribution center in France, in 1997 a joint venture was entered into with Valeo, SA to remanufacture air conditioner compressors for the European market. In addition, in January 2000 we acquired Four Seasons UK Ltd. (formerly Vehicle Air Conditioning Parts Ltd.), a distributor of components for the repair of air conditioning systems. In July 2000, the Temperature Control business was further expanded by purchasing Four Seasons Italy SRL (formerly Automotive Heater Exchange SRL) in Italy. In 2001 we entered into a joint venture with Pedro Sanz in Madrid, Spain to distribute our products in the Iberian Peninsula.

Our European Segment accounted for approximately 5%, 6% and 6% of our consolidated net sales in 2004, 2003 and 2002, respectively. Aftermarket margins are under pressure, while volumes are in a general decline in the ignition and carburetor product lines. We have responded to the adverse market conditions by reducing manufacturing costs through consolidating certain facilities and outsourcing products.

Unlike Engine Management sales, European Temperature Control product sales are increasing. Through acquisitions and more importantly a growing market, net sales have increased from $6.1 million in 2000 to $15.1 million in 2004. To date, the focus has been on product coverage and high customer service levels.

FINANCIAL INFORMATION ABOUT OUR FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2004.

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
                                                   (IN THOUSANDS)
United States .....................    $  714,955    $  584,853    $  512,055
Europe ............................        40,651        40,141        36,028
Canada ............................        45,115        38,187        32,188
Other Foreign .....................        23,562        15,602        18,166
                                       ----------    ----------    ----------
    Total .........................    $  824,283    $  678,783    $  598,437
                                       ==========    ==========    ==========

The table below shows our long-lived assets by geographical area for the three years ended December 31, 2004.

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
                                                   (IN THOUSANDS)
United States .....................    $  174,056    $  192,574    $  130,402
Europe ............................         6,214         8,905         7,599
Canada ............................         4,144         4,488         4,432
Other Foreign .....................           785           998         1,273
                                       ----------    ----------    ----------
    Total .........................    $  185,199    $  206,965    $  143,706
                                       ==========    ==========    ==========

SALES AND DISTRIBUTION

Over the last ten years, there has been a trend toward consolidation in the distribution chain among warehouse distributors, retailers and auto parts jobbers. In the traditional distribution channel, where we sell our products to warehouse distributors, such distributors supply auto parts jobbers, who in turn sell to professional technicians and to consumers who perform automotive repairs themselves. In recent years, warehouse distributors have been consolidating with other distributors, and an increasing number of distributors own their jobbers. In the retail distribution channel, customers buy directly from us and sell directly to technicians and "do it yourselfers." Retailers are also consolidating with other retailers and expanding into the jobber market.

As automotive parts grow more complex, consumers are less likely to service their own vehicles and may become more reliant on dealers and technicians. In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles. The products available through the dealers are purchased through the original equipment service (OES) network. Traditionally, the parts manufacturers of OEMs have supplied a majority of OES network. However, certain parts manufacturers have become independent and are no longer affiliated with OEMs, and because of this, there may be additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

We believe that our sales force is the premier direct sales force for our product lines, due to our high concentration of highly-qualified, well-trained sales people dedicated to geographic territories, which allows us to provide a level of customer service we believe is unmatched. From the outset, we thoroughly train our sales people both in the function and application of our product lines, as well as in proven sales techniques. Customers, therefore, depend on these sales people as a reliable source for technical information. We give newly hired sales people extensive instruction at our training facility in Irving, Texas and have a policy of continuing education that allows our sales force to stay current on troubleshooting and repair techniques, as well as the latest automotive parts and systems technology.

We generate demand for our products by directing a significant portion of our sales effort to our customers' customers (i.e., jobbers and professional technicians). We also conduct instructional clinics, which teach technicians how to diagnose and repair complex systems related to our products. To help our sales people to be teachers and trainers, we focus our recruitment efforts on candidates who already have strong technical backgrounds as well as sales experience. We also create demand for our products through the Standard Plus Club. Our Standard Plus Club, a professional service dealer network, offers technical and business development support and has a technical service telephone hotline which provides immediate diagnostic and installation support. This club is available to technicians and provides training, special discount programs and on-line diagnostic assistance.

In connection with our sales activities, we offer several types of discounts and allowances. We believe these discounts and allowances are a common practice throughout the automotive aftermarket industry, and we intend to continue to offer such discounts and allowances in response to competitive pressures. For example, we offer cash discounts for paying invoices in accordance with the discounted terms of the invoice.

CUSTOMERS

Our customer base is comprised largely of warehouse distributors, other manufacturers and export customers. In addition to serving our traditional customer base, we have expanded into the retail market by selling to large retail chains such as Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. Our retail channel of distribution has grown significantly from approximately $41 million in consolidated net sales to retailers in 1993 to approximately $242 million in 2004.

In 1997, we commenced distributing our products through the OES supplier channel, and sold approximately $3 million in consolidated net sales to OES suppliers which increased to approximately $63 million in 2004.

Our five largest individual customers accounted for 50% of our 2004 consolidated net sales. Two individual customers accounted for 17% and 14%, respectively, of our 2004 consolidated net sales.

COMPETITION

We are a leading independent manufacturer of replacement parts for the product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn-around time and order fill rate and price. We believe we differentiate ourselves from our competitors primarily through:

      o     a value-added, knowledgeable sales force;
      o     extensive product coverage;
      o     sophisticated parts cataloguing systems; and
      o inventory levels sufficient to meet the rapid delivery requirements of customers.

In the engine management business, we are one of the leading independent manufacturers in the United States. Our competitors include AC Delco, Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation and Wells Manufacturing Corporation, as well as OE dealers.

Our temperature control business is one of the leading independent producers and distributors of a full line of temperature control products in North America and other geographic areas. AC Delco, Delphi Corporation, Denso Corporation, Jordan Automotive Aftermarket, Inc., Modine Manufacturing Company, Siemens VDO Automotive, Transpro, Inc., and Visteon Corporation are some of our key competitors in this market.

The automotive aftermarket is highly competitive, and we face substantial competition in all markets that we serve. Our success in the marketplace continues to depend on our ability to offer competitive prices, improved products and expanded offerings in competition with many other suppliers to the aftermarket. Some major manufacturers of replacement parts are divisions of companies that have greater financial, marketing and other resources than we do. In addition, we face competition from automobile manufacturers who supply virtually every replacement part sold by us, although these manufacturers generally supply parts only for cars they produce through OE dealerships.

SEASONALITY

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year, with revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. During the past two years, cool summers have in fact decreased demand for our Temperature Control products. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowings from our revolving credit facility.

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring promotion," in which customers are offered a choice of a price discount or longer payment terms.

WORKING CAPITAL MANAGEMENT

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage in response to parts and brand proliferation. Since 1996, we have made significant changes to our inventory management system to reduce inventory requirements. We launched a new forecasting system in our Engine Management Segment that permitted a significant reduction in safety stocks. Our Engine Management Segment also introduced a new distribution system in the second half of 1999, which permits pack-to-order systems to be implemented. Such systems permit us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory.

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

In order to better control warranty and overstock return levels, beginning in 2000 we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, with respect to our air conditioning compressors, which account for our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not follow a twelve step warranty return process.

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

SUPPLIERS

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, cooper wire, ignition wire, stainless steel coils and rods, aluminum coils, fittings, tubes and rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo-set and thermo plastic molding powders. Additionally, we use components and cores (used parts) in our remanufacturing processes for computerized electronics and air conditioning compressors.

We purchase many materials in the U.S. and foreign open markets and have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores, we obtain them either from exchanges with customers who return cores when purchasing remanufactured parts, or through direct purchases from a network of core brokers. In addition, we acquire certain materials by purchasing products that are resold into the market, particularly by OEM sources and other domestic and foreign suppliers.

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality, low cost supply of key components for each product line, we continue to develop our own sources through internal manufacturing capacity. Recently, prices of steel, aluminum and cooper and other commodities have risen. These increases did not have a material impact on us, as we are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially effect our business or results of operations.

PRODUCTION AND ENGINEERING

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic and rubber molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for computer modules and air conditioning compressors. We have found this level of vertical integration to provide advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. We believe that the DEM acquisition has further expanded our ability to become a "basic" supplier of certain components.

We use the "just-in-time" cellular manufacturing concept as a major program to lower costs and improve efficiency. The main thrust of "just-in-time" cellular manufacturing is reducing work-in-process and finished goods inventory, and its implementation reduces the inefficient operations that burden many manufacturing processes. In 2000, we launched a program for the installation of a fully integrated enterprise resource planning (ERP) system. The implementation was completed in 2003 in our Temperature Control Segment. In addition, as part of our overall Sarbanes-Oxley compliance efforts, we are evaluating our Engine Management information system to determine ways to strengthen the controls of such system.

EMPLOYEES

As of December 31, 2004, we employed approximately 3,000 people in the United States, and 1,100 people in Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 2,800 are production employees. We operate primarily in non-union facilities and have binding labor agreements with the workers at our two unionized facilities. We have approximately 170 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") that expires April 1, 2006. As of December 31, 2004, approximately 160 of our production employees in Long Island City, New York are under a UAW contract that expires October 1, 2007. We also have a union relationship in Mexico with an agreement negotiated each year. The current union agreement in Mexico, which covers approximately 270 employees, expires on January 29, 2006. We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

INSURANCE

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $50 million for umbrella liability coverage. We also maintain two $10 million environmental policies to cover our existing U.S. facilities. One of our facilities is currently undergoing minor environmental remediation. The environmental remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible; we have purchased new environmental insurance coverage in the amount of $2 million relating to such facility. Historically, we have not experienced casualty losses in any year in excess of our coverage. We have no reason to expect this experience to change, but there can be no assurances that liability losses in the future will not exceed our coverage.

AVAILABLE INFORMATION

We are a New York corporation founded in 1919. Our principal executive offices are located at 37-18 Northern Boulevard, Long Island City, New York 11101, and our main telephone number at that location is (718) 392-0200. Our Internet address is WWW.SMPCORP.COM. We provide a link to reports that we have filed with the SEC. However, for those persons that make a request in writing or by e-mail (financial@smpcorp.com), we will provide free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at WWW.SEC.GOV. Alternatively, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

We maintain our executive offices and a manufacturing plant in Long Island City, New York. The table below describes our principal physical properties.

                                                                                                            OWNED OR
                                                                                              APPROX.      EXPIRATION
                      STATE OR                                                                SQUARE          DATE
LOCATION               COUNTRY                PRINCIPAL BUSINESS ACTIVITY                      FEET         OF LEASE
--------               -------                ---------------------------                      ----         --------
                                                  ENGINE MANAGEMENT

Orlando                   FL        Manufacturing (Ignition)                                   50,640         2007
Mishawaka                 IN        Manufacturing                                             153,070         Owned
Edwardsville              KS        Manufacturing and Distribution (Wire)                     355,000         Owned
Independence              KS        Manufacturing                                             273,390         Owned
Wilson                    NC        Manufacturing (Ignition)                                   31,500         2008
Reno                      NV        Distribution (Ignition)                                    67,000         Owned
Long Island City          NY        Administration and Manufacturing (Ignition)               294,000         Owned
Long Island City          NY        Storage (land only)                                        16,230         2013
Greenville                SC        Manufacturing (Ignition)                                  181,525         Owned
Disputanta                VA        Distribution (Ignition)                                   411,000         Owned
Fajardo              Puerto Rico    Manufacturing (Ignition)                                  113,900         2007
Hong Kong                 HK        Manufacturing (Ignition)                                   21,350         2005
Reynosa                 Mexico      Manufacturing (Wire)                                       62,500         2009

                                                  TEMPERATURE CONTROL

Corona                    CA        Manufacturing and Distribution                             78,200         2008
Lewisville                TX        Administration and Distribution                           415,000         2009
Fort Worth                TX        Manufacturing and Distribution                            204,000         Owned
Grapevine                 TX        Manufacturing                                             180,000         Owned
Grapevine                 TX        Storage                                                    51,630         2009
Grapevine                 TX        Storage                                                     5,000         2009
St. Thomas              Canada      Manufacturing                                              40,000         Owned

                                                         EUROPE

Nottingham             England      Administration and Distribution (Ignition and Wire)        29,000         Owned
Nottingham             England      Manufacturing (Ignition)                                   46,780         Owned
Wellingborough         England      Manufacturing (Wire)                                       18,500         2017
Strasbourg              France      Administration and Distribution                            16,150         2005
Massa                   Italy       Administration and Distribution                            13,100         2008

                                                                                                            OWNED OR
                                                                                              APPROX.      EXPIRATION
                      STATE OR                                                                SQUARE          DATE
LOCATION               COUNTRY                PRINCIPAL BUSINESS ACTIVITY                      FEET         OF LEASE
--------               -------                ---------------------------                      ----         --------
                                                         OTHER

Mississauga             Canada      Administration and Distribution (Ignition, Wire,          128,400         2016
                                    Temperature Control)
Irving                    TX        Training Center                                            13,400         2009

                                            SUBLET/AVAILABLE FOR DISPOSITION

Branford                  CT        Vacant                                                    187,000         Owned
Cumming                   GA        Vacated/partially subleased                                76,650         2007
Franklin Park             IL        Vacant                                                    136,600         2006
Nashville                 TN        Vacant                                                    677,000         2021
Nottingham             England      Manufacturing (Ignition)                                   10,000         2012
Sunbury at
  Thames               England      Vacated/partially subleased                                28,100         2007

The real property we own in Indiana, Kansas, Nevada, South Carolina, Virginia and Texas is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation, as agent for our secured revolving credit facility. In addition, the real property we own in Long Island City, New York is encumbered by a mortgage in favor of Wells Fargo Bank N.A.

ITEM 3. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004, approximately 3,700 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are approximately $2.3 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims. See note 19 of the notes to consolidated financial statements for further discussion.

On November 30, 2004, the Company was served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. The Company's answer to the complaint has been delayed pending service on other defendants. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

                                                     HIGH      LOW      DIVIDEND
                                                     ----      ---      --------

      FISCAL YEAR ENDED DECEMBER 31, 2004
      First Quarter                                 $15.85    $12.00      $0.09
      Second Quarter                                 16.80     12.99       0.09
      Third Quarter                                  15.56     13.37       0.09
      Fourth Quarter                                 16.48     14.50       0.09

      FISCAL YEAR ENDED DECEMBER 31, 2003
      First Quarter                                 $15.70    $11.10      $0.09
      Second Quarter                                 13.62     10.50       0.09
      Third Quarter                                  11.72      9.25       0.09
      Fourth Quarter                                 12.36      9.10       0.09

The last reported sale price of our common stock on the NYSE on February 28, 2005 was $11.56 per share. As of February 28, 2005, there were 455 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our board of directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board. Our current policy is to pay dividends on a quarterly basis. Our credit agreement permits dividends and distributions by us provided specific conditions are met.

No repurchases of the Company's equity securities were made during 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2004. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                    2004          2003          2002          2001          2000
                                                    ----          ----          ----          ----          ----
                                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Net sales (1) ............................    $ 824,283     $ 678,783     $ 598,437     $ 591,652     $ 601,392
   Gross profit (1) .........................      194,993       174,772       157,544       139,055       162,701
   Goodwill impairment charge (3) ...........        6,429            --         3,334            --            --
   Operating income (loss) ..................       (1,737)       15,815        25,068        15,123        30,711
   Earnings (loss) from continuing
     operations (2) .........................       (8,907)          224         6,091        (2,485)        9,729
   Loss from discontinued
     operation, net of tax ..................       (3,909)       (1,742)      (18,297)           --            --
   Cumulative effect of accounting
     change, net of tax (3)(4) ..............       (1,564)           --       (18,350)           --            --
   Net loss (5) .............................      (14,380)       (1,518)      (30,556)       (2,485)        9,729
PER SHARE DATA:
   Earnings (loss) from continuing
     operations:
       Basic ................................    $   (0.46)    $    0.01     $    0.51     $   (0.21)    $    0.82
       Diluted ..............................        (0.46)         0.01          0.51         (0.21)         0.81
   Net earnings (loss) per common share:
       Basic ................................        (0.74)        (0.10)        (2.57)        (0.21)         0.82
       Diluted ..............................        (0.74)        (0.10)        (2.54)        (0.21)         0.81
   Cash dividends per common
     share ..................................         0.36          0.36          0.36          0.36          0.36
OTHER DATA:
   Depreciation and amortization ............    $  19,013     $  17,092     $  16,128     $  18,909     $  18,922
   Capital expenditures .....................        9,774         8,926         7,598        13,740        16,652
   Dividends ................................        6,955         5,615         4,290         4,236         4,324
BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents ................    $  14,934     $  19,647     $   9,690     $   7,496     $   7,699
   Working capital ..........................      194,760       191,333       140,683       121,566       188,091
   Total assets .............................      656,569       694,525       490,758       509,429       549,396
   Total debt ...............................      224,186       217,810       176,917       205,925       202,591
   Long-term debt (excluding
     current portion) .......................      114,236       114,757        93,191        93,276       150,018
   Stockholders' equity .....................      207,312       226,041       153,881       185,687       194,305

(1) We adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," on January 1, 2003. These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Net sales and gross profit amounts for the periods prior to 2002 included in this Report have been reclassified to conform to our 2002 presentation. As a result, certain costs of approximately $30.4 million and $25.4 million have been reclassified for December 31, 2001 and 2000, respectively.

(2) We adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," on January 1, 2003. The new guidance eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations. As a result, the extraordinary loss on the early extinguishment of debt of approximately $2.8 million and $0.5 million has been reclassified to interest expense for December 31, 2001 and 2000, respectively.

(3) We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The new guidance replaced the amortization of goodwill with periodic assessments of the fair value of goodwill. Our initial impairment test, performed as of January 1, 2002, indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the Company's weighted average cost of capital and market multiples. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million during the first quarter of 2002. The impairment loss related to our European Operation and Temperature Control Segment for which we recorded a charge of $10.9 million and $7.4 million, respectively. We completed our annual impairment test of goodwill as of December 31, 2002 and after consideration to 2002 losses and budgeted 2003 losses, we recorded an impairment loss of $3.3 million associated with the Engine Management reporting unit of our European Segment. Our annual impairment test of goodwill as of December 31, 2004, indicated that the carrying amounts of two of our reporting units exceeded the corresponding fair values. As a result, we recorded an impairment loss on goodwill of $6.4 million during the fourth quarter of 2004. The impairment loss related to our European Operation and Temperature Control Segment for which we recorded a charge of $1.6 million and $4.8 million, respectively. We will continue to test for impairment of our goodwill at least annually in the future.

(4) New customer acquisition costs refer to arrangements pursuant to which we incur change over costs to induce a new or existing customer to switch from a competitor's brand. In addition, change over costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $1.6 million, net of tax effects, and recorded the accounting change as if it had taken effect on October 1, 2004.

(5) We recorded an after tax charge of $3.9 million, $1.7 million and $18.3 million as a loss from discontinued operation to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2004.

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

Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. Including transaction costs, our total purchase price was approximately $130.5 million.

In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. As part of the integration and restructuring plans, we closed seven of the nine acquired DEM facilities, and we estimated total restructuring costs of $33.7 million. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM.

Based on our most recent estimates of the total restructuring costs, approximately $15.7 million relates to work force reductions and employee termination benefits. This amount primarily represents severance costs relating to the involuntary termination of DEM employees individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. Termination benefits of $2.1 million and $9.4 million have been paid in 2003 and 2004, respectively. The restructuring costs also include approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs. Exit costs of $2.9 million were paid in 2004 leaving the exit reserve balance at $15.1 million as of December 31, 2004.

The DEM acquisition in 2003 was strategic and continues to be our primary focus in 2005. The critical goals we established for a successful integration were to maintain the DEM customer base; reduce excess capacity by closing seven of the acquired facilities in a 12 to 18 month timeframe; and complete the transition for $30-35 million of cash outlays in restructuring and integration costs during this same period. The integration has proceeded on schedule, and all DEM operations including manufacturing, distribution, MIS, finance, sales and marketing have been transferred to SMP locations. As planned, we have exited seven of the acquired nine facilities, and this has been accomplished within our original time frame of twelve to eighteen months. The integration moves have been completed within budget, and thus far we have maintained all the DEM customers. Based on our current expectations, we continue to believe that as we achieve the planned material product cost savings, and our new employees achieve normal efficiency, we will accomplish our target of $50 - $55 million annual savings from the DEM acquisition. It is our goal to begin approaching this number during the second half of 2005.

On February 3, 2004, we acquired inventory from the Canadian distribution operation of DEM for approximately $1.0 million. We have relocated such inventory into our distribution facility in Mississauga, Canada.

For additional information about our business, strategy and competitive environment, refer to Item 1, "Business."

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

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring Promotion," in which customers are offered a choice of a price discount or longer payment terms.

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

In order to better control warranty and overstock return levels, beginning in 2000 we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not follow a twelve-step warranty return process.

COMPARISON OF FISCAL YEARS 2004 AND 2003

SALES. On a consolidated basis, net sales for 2004 were $824.3 million, an increase of $145.5 million, or 21.4%, compared to $678.8 million in 2003. The increase in net sales was primarily in our Engine Management segment and our Canadian distribution business. Engine Management net sales increased to $562.8 million (an increase of $148.4 million) or 35.8% in 2004 as compared to 2003. The acquisition of DEM added approximately $122 million of incremental net sales in the first half of 2004 with no sales in the comparable period in 2003. Excluding the impact of the first half DEM net sales, the balance of Engine Management sales increased $26.4 million or 6.4%. The $8.2 million increase in sales in our Canadian business was related to the acquisition of the DEM distribution business in February 2004. Temperature Control net sales decreased to $210 million (a decrease of $9.5 million) or 4.3% in 2004 as compared to 2003. The decrease in Temperature Control net sales was primarily due to the very cool and wet weather conditions existing in the spring and early summer.

In addition, in the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect new customer acquisition costs as a reduction to revenue when incurred instead of as we initially recorded it as a prepaid asset and the related expense which was recognized ratably over a 12-month period as an offset to sales. Accordingly, we recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the accounting change as if it had taken effect on October 1, 2004.

GROSS MARGINS. Gross margins as a percentage of consolidated net sales, decreased to 23.7% in 2004 compared to 25.7% in 2003. The margin decrease was primarily related to a number of significant one-time related items from the final DEM integration and lower net sales in our Temperature Control segment. The Engine Management gross margins were negatively impacted in the fourth quarter of 2004 primarily related to (1) the underabsorption of factory overhead expenses of approximately $3 million due to closing manufacturing facilities for physical inventories and to reduce the "bridge inventories" which had been built to cover the plant closings, (2) unfavorable physical inventory adjustments of approximately $3 million primarily related to the scrapping of inventories in facilities being closed, and (3) an inventory writedown of approximately $5 million related to the inventory turnover for products sourced on the outside at substantial premiums to our manufactured costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased by $25.6 million to $178.9 million in 2004, compared to $153.3 million in 2003. This increase was primarily due to the $145.5 million sales increase, as discussed above, and an increase of $2.4 million in discount fees associated with the sale of customer receivables (see note 4 of the notes to our consolidated financial statements). As a percentage of net sales, selling, general and administrative expenses decreased to 21.7% in 2004 from 22.6% in 2003. We anticipate further savings in 2005 as we have completed the DEM integration and merged operations.

GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized, but instead, is subject to an annual review for potential impairment. Our annual impairment test of goodwill as of December 31, 2004, indicated that the carrying amounts of two of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the companies weighted average cost of capital and market multiples. As a result, we recorded an impairment loss on goodwill of $6.4 million during the fourth quarter of 2004. The impairment loss related to our Temperature Control and European Operation Segment for which we recorded a charge of $4.8 million and $1.6 million, respectively. We will continue to test for impairment of our goodwill at least annually in the future.

INTEGRATION EXPENSES. Integration expenses in 2004 were $11.4 million, primarily related to the DEM integration, compared to $5.7 million in 2003, which primarily related to expenses associated with the DEM integration and with the divestiture of a product line within our European segment.

OPERATING INCOME (LOSS). Operating income decreased by $17.5 million to an operating loss of $1.7 million in 2004, compared to operating income of $15.8 million in 2003. The decrease was primarily due to fourth quarter charges impacting the Engine Management gross margin, lower Temperature Control sales, goodwill impairment charge and DEM integration expenses.

OTHER INCOME, NET. Other income, net, increased to $2.9 million in 2004 compared to an expense of $0.5 million in 2003. The increase was primarily due to increased earnings from joint ventures and foreign exchange transactions.

INTEREST EXPENSE. Interest expense decreased by $0.2 million to $13.7 million in 2004 compared to $13.9 million in 2003.

INCOME TAX PROVISION. The effective tax rate for continuing operations decreased from 84.3% in 2003 to 29.2% in 2004. The 2003 effective rate was impacted by various tax jurisdictions we do business in and no tax benefits recorded on losses in Europe.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of taxes, in 2004 reflects $3.9 million associated with asbestos-related provisions and legal expenses as compared to $1.7 million of legal expenses in 2003. As discussed more fully in note 19 of the notes to the consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. As discussed above, we reflect new customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the amount as if the change in accounting principle had taken effect on October 1, 2004. See note 3 of the notes to the consolidated financial statements for a further discussion.

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

During the first quarter of 2002, we performed our initial impairment test of goodwill reviewing the fair values of each of our reporting units using the discounted cash flows method, based on our weighted average cost of capital and market multiples. The decline in economic and market conditions, higher integration costs than anticipated and the general softness in the automotive aftermarket caused a decrease in the fair values of certain of our reporting units. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, or $1.55 per diluted share during the first quarter of 2002. The impairment loss relates to goodwill of $10.9 million in our European Segment and $7.4 million in our Temperature Control Segment. In addition, during the fourth quarter of 2002 we wrote-off approximately $3.3 million for the impairment of goodwill associated with the Engine Management reporting unit of our European Segment.

OPERATING INCOME. Operating income decreased by $9.3 million to $15.8 million in 2003, compared to $25.1 million in 2002. This decrease was primarily due to the overall decrease in consolidated net sales, excluding DEM net sales, as discussed above and the acquisition of DEM.

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

IMPACT OF INFLATION

Although inflation is a concern, management believes it will be able to continue to minimize any adverse effect of inflation on earnings through cost reduction programs, including the sale of manufactured products, and, where competitive situations permit, selling price increases. Recently, prices of steel and other commodities have risen. These increases did not have a material impact on our consolidated results, as we are not dependent on any single commodity, however, there can be no assurance over the long-term that increases in commodity prices will materially effect our business or results of operations.

FUTURE RESULTS OF OPERATIONS

We continue to face competitive pressures. In order to sell at competitive prices while maintaining profit margins, we are continuing to focus on overhead and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the year ended December 31, 2004, cash provided by operations amounted to $3.5 million, compared to $31.5 million in 2003 and $57 million in 2002.

The reduction in 2004 was primarily attributable to lower earnings from continuing operations and restructuring charges incurred offset by a decrease in accounts receivable. The decrease in accounts receivable is primarily the result of certain of our significant customers implementing negotiable draft programs, whereby cash collections of accounts receivable balances can be made early at our option, but at a discount to us. The cost of such discounts is recorded as selling, general and administrative expenses. See note 4 of the notes to our consolidated financial statements for further discussion.

The reduction in 2003 was primarily attributable to lower earnings from continuing operations, a decrease in accounts payable and a lower decrease in inventory in 2003, as compared to 2002.

For the year ended December 31, 2004, inventory increased by approximately $5 million. Inventory turnover was 2.5x in 2004, 2.2 x in 2003, and 2.3 x in 2002. Inventory turnover should improve as DEM is integrated, and inventory "build-ups" needed to ensure order fulfillment are reduced as DEM is effectively integrated.

INVESTING ACTIVITIES. Cash used in investing activities was $10.9 million for the year ended December 31, 2004, compared to $101.9 million in 2003 and $26.9 million in 2002. The decrease is primarily due to the payment for the acquisition of DEM on June 30, 2003. During 2004, payments for acquisitions include DEM in Canada and the final cash payment for the DEM acquisition.

The increase during 2003 as compared to 2002 was primarily due to the acquisition of DEM as discussed more fully in note 2 of the notes to consolidated financial statements. Assets acquired consist primarily of property, plant and equipment, receivables and inventory. All acquisitions were financed with funds provided from our secondary equity offering, revolving credit facility and seller financing.

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

Capital expenditures for the three most recent fiscal years ended December 31 totaled $9.8 million in 2004, $8.9 million in 2003, and $7.6 million in 2002.

FINANCING ACTIVITIES. Cash provided by financing activities was $1.2 million for the year ended December 31, 2004 and $75 million in 2003 compared to cash used in financing activities of $29.5 million in 2002. The decrease is primarily due to the financing related to the acquisition of DEM on June 30, 2003.

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

Effective June 30, 2003, in connection with our acquisition of DEM, we amended and restated our credit agreement to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement from 2006 to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, which includes the purchased assets of DEM. We expect such availability under the revolving credit facility to be sufficient to meet our ongoing operating and integration costs. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the amendments to the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. We subsequently received a waiver of compliance with the EBITDA covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004.

At December 31, 2004, we were not in compliance with the minimum fixed charge coverage ratio contained in our revolving credit facility. However, as of March 31, 2005, we received a waiver of compliance of such covenant for the quarter ended on December 31, 2004. The waiver was part of an amendment to our revolving credit facility, which provided, among other things, for the following: (1) borrowings of the Company are no longer collateralized by the assets, including accounts receivable, inventory and fixed assets, of our Canadian subsidiary; (2) the specified levels of fixed charge coverage has been modified for 2005 and thereafter; (3) our Canadian subsidiary was released from its obligations under a guaranty and security agreement; and (4) the Company's pledge of stock of its Canadian subsidiary to the lenders was reduced from a 100% to a 65% pledge of stock.

In addition, in order to facilitate the aggregate financing of the DEM acquisition, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million and also issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million.

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

On July 26, 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures carry an interest rate of 6.75%, payable semi-annually. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short term bank borrowings and repurchase a portion of our common stock.

During 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock was repurchased to meet present and future requirements of our stock option programs and to fund our Employee Stock Option Plan (ESOP). As of December 31, 2004, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2004, 2003 and 2002, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM, as of December 31, 2004:

                                      -------------------------------------------------------------
(IN THOUSANDS)                           2005         2006         2007         2008         2009     THEREAFTER       TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Principal payments of
  long term debt ..................   $     534    $     555    $     581    $     553    $     560    $ 111,987    $ 114,770
Operating leases ..................       7,079        6,421        5,358        4,621        3,720       19,784       46,983
Interest rate swap agreements .....          --         (362)          --           --           --           --         (362)
Post employee retirement funding...       1,201        1,278        1,408        1,556        1,720       12,475       19,638
Severance payments related
  to integration ..................       3,999          251           --           --           --           --        4,250
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Total commitments .............   $  12,813    $   8,143    $   7,347    $   6,730    $   6,000    $ 144,246    $ 185,279
                                      =========    =========    =========    =========    =========    =========    =========

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 of the notes to our consolidated financial statements. You should be aware that preparation of our consolidated annual and quarterly financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.

      REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments. We recognize revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends. As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2004, the allowance for sales returns was $23.1 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2004, the allowance for doubtful accounts and for discounts was $9.4 million.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS. New customer acquisition costs refer to arrangements pursuant to which we incur change over costs to induce a new customer to switch from a competitor's brand. In addition, change over costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the amount as if the change in accounting principle had taken effect on October 1, 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2004, we had a valuation allowance of $23.1 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our business, financial condition and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. With respect to goodwill, if necessary, we test for potential impairment in the fourth quarter of each year as part of our annual budgeting process. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year we calculated the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 11 and 12 of the notes to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

In accordance with our accounting policy, we update the actuarial study during the third quarter of each year. The most recent update to the actuarial study was performed as of August 31, 2004 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $28 to $63 million for the period through 2049. The change from the prior year study was a $1.5 million increase for the low end of the range and a $7.9 million decrease for the high end of the range. As a result, in September 2004, an incremental $3 million provision was added to the asbestos accrual increasing the reserve to approximately $28.2 million. Legal costs are estimated to range from $22 to $27 million during the same period. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation. Legal expenses associated with asbestos-related matters are expensed as incurred and recorded as a loss from discontinued operation in the statement of operations.

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

INVENTORY COSTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

PRONOUNCEMENTS RELATING TO AMERICAN JOBS CREATION ACT OF 2004

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), "Application of SFAS No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." It is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the "Jobs Act"), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company's income tax returns. The Company does not expect FSP 109-1 to have a material effect on its financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 ("FSP 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. It is not expected that these provisions will have a material impact on the Company's financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

SHARE-BASED PAYMENT

In December 2004, the FASB issued Statement of Financial Accounts Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

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

EXCHANGE RATE RISK

We have exchange rate exposure, primarily, with respect to the Canadian dollar and the British pound. As of December 31, 2004, our financial instruments which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

INTEREST RATE RISK

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements.

In October 2003, we entered into a new interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million. If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreement, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

In July 2001, we entered into two interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional amounts. At December 31, 2002, we had two outstanding interest rate swap agreements (in an aggregate notional amount of $75 million), one of which matured in January 2003 and the other matured in January 2004. Under these agreements, we received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 4.92% on a notional amount of $45 million (matured in January 2004) and 4.37% on a notional amount of $30 million (matured in January 2003).

At December 31, 2004, we had approximately $224.2 million in loans and financing outstanding, of which approximately $114.8 million bear interest at fixed interest rates and approximately $109.4 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 49% at December 31, 2004 and 2003. Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have approximately $1.2 million negative impact on our earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.

Management's Report on Internal Control over Financial Reporting....................................... 32


Report of Independent Registered Public Accounting Firm--Internal Control Over Financial
     Reporting  (Grant Thornton LLP)................................................................... 35

Report of Independent Registered Public Accounting Firm--Consolidated Financial Statements
     (Grant Thornton LLP).............................................................................. 37

Report of Independent Registered Public Accounting Firm--Consolidated Financial Statements (KPMG
     LLP).............................................................................................. 38

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002............. 39

Consolidated Balance Sheets as of December 31, 2004 and 2003........................................... 40

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 ............ 41

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
     2004, 2003 and 2002............................................................................... 42

Notes to Consolidated Financial Statements............................................................. 43

                     MANAGEMENT'S REPORT ON INTERNAL CONTOL
                            OVER FINANCIAL REPORTING

To the Stockholders
Standard Motor Products, Inc.:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Grant Thornton LLP, our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for 2004. However, in connection with the audit procedures for the audit of our 2004 financial statements and internal controls assessment, we were not able to complete fully our testing of a sufficient amount of key controls in our processes to satisfy Grant Thornton on their effectiveness. One of the reasons for our inability to complete such testing was that we did not have adequate resources to perform such testing by December 31, 2004. Accordingly, in consultation with Grant Thornton, we have concluded that we are unable to complete the management assessment of our internal control over financial reporting as of December 31, 2004 as required under Section 404 of the Sarbanes-Oxley Act, and Grant Thornton has issued a "disclaimer" opinion, included herein, indicating that they do not express an opinion as to management's assessment and as to the effectiveness of our internal control over financial reporting as of December 31, 2004.

Notwithstanding the above, management is strengthening the Company's internal control over financial reporting beyond what has existed in prior years. In the course of performing its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, management identified the following material weaknesses in the Company's internal control over financial reporting:

      (1) There were insufficient personnel resources within the accounting and financial reporting function due to accounting staff (including senior level employees) turnover occurring in the fourth quarter of 2004.

      (2) There were deficiencies identified in the following areas of the Company's information technology function which, when considered in the aggregate, constitute a material weakness over financial reporting:

            o The Company's IT system is decentralized with disparate IT platforms, business solutions and software applications being utilized.

            o System maintenance policies and procedures (including an enhanced disaster recovery plan) require development and adoption.

            o Security of systems used for the entry and maintenance of accounting records requires additional documentation and scrutiny to ensure that appropriate access to such systems and the data contained therein is restricted.

            o A policy and procedure to address an overall security framework, including password usage, intrusion detection, system security monitoring and back-up recovery must be written and implemented.

      (3) There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) month end cut off processes, and (b) the accounting and reporting of restructuring charges.

Since the discovery of the material weaknesses in internal controls described above, we have taken various actions to remediate our internal control over financial reporting including, but not limited to, the following:

      (1) We have engaged a search firm to assist us in the hiring of additional senior level accounting staff. We expect to fill such positions by the second or third quarters of 2005. In addition, in the first quarter of 2005, we hired a Financial Compliance Manager to assist us with our Sarbanes-Oxley compliance.

      (2) We have re-allocated resources to our accounting and finance department to strengthen our accounting function. In particular, in the first quarter of 2005 we have transferred one employee from our European operations to become our Engine Management Group Controller, and in the second quarter of 2005 we will be transferring one employee from our Canadian operations to serve in a senior level accounting position in our Engine Management division. In addition, in the fourth quarter of 2004 we have hired an outside consultant to assist us with our accounting function.

      (3) In 2004, we retained an independent third party consulting firm to assist us in the preparation, documentation and testing of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We intend to continue to utilize this consulting firm with our Sarbanes-Oxley compliance efforts in 2005.

      (4) As part of our efforts to improve our IT function, we are in the process of:

            o Establishing an enterprise wide information technology strategy to synthesize the disparate IT platforms and to develop policies to unify the business solutions and software applications being employed;

            o Establishing a plan for uniform upgrades of workstations and software, including virus protection and software fixes;

            o Establishing a formal policy and procedure to address the overall security framework, including password usage, intrusion detection and system security monitoring;

            o Improving our security measures to safeguard our data, including enhancing our disaster recovery plan;

            o Improving our policies and procedures for system maintenance and handling back-up and recovery tapes; and

            o Utilizing a consulting firm to assist us with preparing an IT policy and procedures manual to document all of our updated IT procedures/standards on a company-wide basis.

The continued implementation of the initiatives described above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Grant Thornton and, as of the date of this Report, we believe the actions outlined above should correct the above-listed material weaknesses in our internal controls. However, we cannot assure you that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Company's internal control over the financial reporting was not effective based on those criteria.

Notwithstanding Grant Thornton's "disclaimer" opinion, Grant Thornton has indicated its agreement with the above listed weakness in our internal controls and has advised our audit committee of our board of directors that the internal control weaknesses do not affect Grant Thornton's unqualified report on our consolidated financial statements for 2004, which is included in this Report.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                        INTERNAL CONTROL OVER REPORTING

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We were engaged to audit management's assessment, included in Management's Report on Internal Control over Financial Reporting (included in Item 8 of this Form 10-K), that Standard Motor Products, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. A material weakness exists as of December 31, 2004, with regard to insufficient personnel in the accounting and financial reporting function due to accounting staff (including senior level employees) turnover occurring in the fourth quarter of 2004, which affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP. In addition, a material weakness exists as of December 31, 2004, in controls over closing procedures due to a number of year-end audit adjustments. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) month end cut off processes, and (b) the accounting and reporting of restructuring charges. Finally, a material weakness exists as of December 31, 2004 in regards to information technology. In particular, information technology is run in a decentralized mode. The Company needs to establish enterprise wide information technology strategy to synthesize the disparate IT platforms, develop and enforce policies and unify the business solutions and software applications being employed. The security of systems used for the entry and maintenance of accounting records requires additional documentation and scrutiny to ensure that access to such systems and the data contained therein is restricted to only those employees whose job duties require such access. A policy and procedure to address an overall security framework, including password usage, intrusion detection and system security monitoring must be written and implemented. The IT system has not been maintained in a manner that provides assurance that all and only authorized changes have been properly designed, tested, and used. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 31, 2005 on those financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was unable to complete its assessment on internal control over financial reporting as of December 31, 2004, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, and our report dated March 31, 2005, expressed an unqualified opinion on those consolidated financial statements.

GRANT THORNTON LLP


New York New York
March 31, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Standard Motor Products, Inc. for the years ended December 31, 2003 and 2002 and as of December 31, 2003 were audited by another independent registered public accounting firm. The other firm expressed an unqualified opinion on those financial statements in their report dated March 26, 2004.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements for the year ended December 31, 2004, the Company changed its method of accounting for customer acquisition costs as of October 1, 2004.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Since management was unable to complete its assessment on internal control over financial reporting as of December 31, 2004, and therefore we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting in our report dated March 31, 2005.

GRANT THORNTON LLP


New York, New York
March 31, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated balance sheet of Standard Motor Products, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As described in Note 6, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill And Other Intangible Assets as of January 1, 2002.

/s/ KPMG LLP

New York, New York
March 26, 2004



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                   2004           2003            2002
                                                                   ----           ----            ----
                                                                             (DOLLARS IN THOUSANDS,
                                                                             EXCEPT PER SHARE DATA)

Net sales ................................................    $    824,283     $    678,783     $    598,437
Cost of sales ............................................         629,290          504,011          440,893
                                                              ------------     ------------     ------------
   Gross profit ..........................................         194,993          174,772          157,544
Selling, general and administrative expenses .............         178,852          153,303          126,901
Restructuring expenses ...................................          11,449            5,654            2,241
Goodwill impairment charge ...............................           6,429             --              3,334
                                                              ------------     ------------     ------------
   Operating income (loss) ...............................          (1,737)          15,815           25,068
Other income (expense), net ..............................           2,861             (477)           3,187
Interest expense .........................................          13,710           13,907           14,244
                                                              ------------     ------------     ------------
   Earnings (loss) from continuing operations before taxes         (12,586)           1,431           14,011
Provision (benefit) for income taxes .....................          (3,679)           1,207            7,920
                                                              ------------     ------------     ------------
   Earnings (loss) from continuing operations ............          (8,907)             224            6,091
Loss from discontinued operation, net of tax of $2,606,
   $581 and $6,099 .......................................          (3,909)          (1,742)         (18,297)
                                                              ------------     ------------     ------------
   Loss before cumulative effect of accounting change ....         (12,816)          (1,518)         (12,206)
Cumulative effect of accounting change, net of tax
   of $1,043 for 2004 and $2,473 for 2002 ................          (1,564)            --            (18,350)
                                                              ------------     ------------     ------------
   Net loss ..............................................    $    (14,380)    $     (1,518)    $    (30,556)
                                                              ============     ============     ============
Net earnings (loss) per common share - Basic:

     Earnings (loss) from continuing operations ..........    $      (0.46)    $       0.01     $       0.51
     Discontinued operation ..............................           (0.20)           (0.11)           (1.54)
     Cumulative effect of accounting change ..............           (0.08)            --              (1.54)
                                                              ------------     ------------     ------------
Net loss per common share - Basic ........................    $      (0.74)    $      (0.10)    $      (2.57)
                                                              ============     ============     ============
Net earnings (loss) per common share - Diluted:

     Earnings (loss) from continuing operations ..........    $      (0.46)    $       0.01     $       0.51
     Discontinued operation ..............................           (0.20)           (0.11)           (1.52)
     Cumulative effect of accounting change ..............           (0.08)            --              (1.53)
                                                              ------------     ------------     ------------
Net loss per common share - Diluted ......................    $      (0.74)    $      (0.10)    $      (2.54)
                                                              ============     ============     ============
Average number of common shares ..........................      19,331,358       15,744,930       11,914,968
                                                              ============     ============     ============
Average number of common shares and dilutive common shares      19,331,358       15,793,008       12,008,496
                                                              ============     ============     ============


          See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                   ------------------------------
                                                                                        2004         2003
                                                                                        ----         ----
                                                                                     (DOLLARS IN THOUSANDS,
                                                                                        EXCEPT SHARE DATA)

                                     ASSETS

 CURRENT ASSETS:
      Cash and cash equivalents .................................................    $  14,934     $  19,647
      Accounts receivable, less allowances for discounts and doubtful accounts of
           $9,354 and $5,009 in 2004 and 2003, respectively .....................      151,352       174,223
      Inventories ...............................................................      258,641       253,754
      Deferred income taxes .....................................................       14,809        13,148
      Prepaid expenses and other current assets .................................        7,480         7,399
                                                                                     ---------     ---------
               Total current assets .............................................      447,216       468,171

 Property, plant and equipment, net .............................................       97,425       107,042
 Goodwill and other intangibles, net ............................................       69,911        77,350
 Other assets ...................................................................       42,017        41,962
                                                                                     ---------     ---------
               Total assets .....................................................    $ 656,569     $ 694,525
                                                                                     =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Notes payable .............................................................    $ 109,416     $  99,699
      Current portion of long-term debt .........................................          534         3,354
      Accounts payable ..........................................................       46,487        58,029
      Sundry payables and accrued expenses ......................................       31,241        42,431
      Accrued customer returns ..................................................       23,127        24,115
      Restructuring accrual .....................................................        6,999        16,000
      Accrued rebates ...........................................................       24,210        18,989
      Payroll and commissions ...................................................       10,442        14,221
                                                                                     ---------     ---------
                   Total current liabilities ....................................      252,456       276,838
 Long-term debt .................................................................      114,236       114,757
 Postretirement medical benefits and other accrued liabilities ..................       44,111        36,848
 Restructuring accrual ..........................................................       12,394        15,615
 Accrued asbestos liabilities ...................................................       26,060        24,426
                                                                                     ---------     ---------
                   Total liabilities ............................................      449,257       468,484
                                                                                     ---------     ---------
Commitments and contingencies (Notes 9, 11, 12, 13, 14 and 19)
Stockholders' equity:

      Common Stock - par value $2.00 per share:
          Authorized 30,000,000 shares, issued 20,486,036 shares ................       40,972        40,972
      Capital in excess of par value ............................................       57,424        58,086
      Retained earnings .........................................................      120,218       141,553
      Accumulated other comprehensive income (loss) .............................        4,805         4,814
      Treasury stock - at cost (1,067,308 and 1,284,428 shares in 2004
          and 2003, respectively) ...............................................      (16,107)      (19,384)
                                                                                     ---------     ---------
                   Total stockholders' equity ...................................      207,312       226,041
                                                                                     ---------     ---------
                   Total liabilities and stockholders' equity ...................    $ 656,569     $ 694,525
                                                                                     =========     =========



          See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                  2004           2003           2002
                                                                                  ----           ----           ----
                                                                                            (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................................    $ (14,380)    $  (1,518)    $ (30,556)
Adjustments to reconcile net loss to net cash provided
         by operating activities:
     Depreciation and amortization ........................................       19,013        17,092        16,128
     (Gain) loss on disposal of property, plant and equipment .............        1,379         1,001           (97)
     Equity income from joint ventures ....................................         (752)          (27)         (352)
     Employee stock ownership plan allocation .............................        1,643           938         1,230
     Tax benefit related to employee stock options ........................         --            --              80
     (Increase) decrease in deferred income taxes .........................       (6,425)       (1,632)        2,550
     Cumulative effect of accounting change ...............................        1,564          --          18,350
     Loss from discontinued operation .....................................        3,909         1,742        18,297
     Goodwill impairment charge ...........................................        6,429          --           3,334
Change in assets and liabilities, net of effects from acquisitions:

     Decrease in accounts receivable, net .................................       22,237         8,583         1,302
     (Increase) decrease in inventories ...................................       (3,863)        3,511         7,996
     (Increase) decrease in prepaid expenses and other current assets .....          (82)          446         7,485
     (Increase) decrease in other assets ..................................        3,662         1,802        (3,705)
     Increase (decrease) in accounts payable ..............................      (12,376)       (9,471)        5,322
     Increase(decrease) in sundry payables and accrued expenses ...........       (5,969)        7,045        (3,215)
     Decrease in restructuring accrual ....................................      (12,222)       (2,085)         --
     Increase (decrease) in other liabilities .............................         (301)        4,036        12,806
                                                                               ---------     ---------     ---------
         Net cash provided by operating activities ........................        3,466        31,463        56,955
                                                                               ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment ...................        1,734            87           520
Capital expenditures, net of effects from acquisitions ....................       (9,774)       (8,926)       (7,598)
Maturity of investments ...................................................         --           7,200          --
Payments for acquisitions, net of cash acquired ...........................       (2,906)     (100,249)      (19,855)
                                                                               ---------     ---------     ---------
Net cash used in investing activities .....................................      (10,946)     (101,888)      (26,933)
                                                                               ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line-of-credit agreements ...............        9,717        20,081       (31,246)
Principal payments and retirement of long-term debt .......................       (3,341)       (4,313)       (3,181)
Borrowings under new long-term debt .......................................         --          10,000         5,419
Proceeds from issuance of common stock, net of issuance costs .............         --          55,744          --
Increase in overdraft balances ............................................          834         1,509         3,830
Debt issuance costs .......................................................         --          (2,460)         (602)
Proceeds from exercise of employee stock options ..........................          972            91           589
Dividends paid ............................................................       (6,955)       (5,615)       (4,290)
                                                                               ---------     ---------     ---------
         Net cash provided by (used in) financing activities ..............        1,227        75,037       (29,481)
                                                                               ---------     ---------     ---------
Effect of exchange rate changes on cash ...................................        1,540         5,345         1,653
                                                                               ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ......................       (4,713)        9,957         2,194
CASH AND CASH EQUIVALENTS at beginning of year ............................       19,647         9,690         7,496
                                                                               ---------     ---------     ---------
CASH AND CASH EQUIVALENTS at end of year ..................................    $  14,934     $  19,647     $   9,690
                                                                               =========     =========     =========
Supplemental disclosure of cash flow information: Cash paid during the year for:

         Interest .........................................................    $  13,741     $  13,641     $  14,362
                                                                               =========     =========     =========
         Income taxes .....................................................    $   2,582     $   2,815     $   1,549
                                                                               =========     =========     =========
Non-cash investing and financing activities:

     Common stock issued to seller for acquisition ........................    $    --       $  15,125     $    --
                                                                               =========     =========     =========
     Issuance of long-term debt to seller for acquisition .................    $    --       $  15,125     $    --
                                                                               =========     =========     =========


          See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                                    ACCUMULATED
                                                                                        OTHER
                                                            CAPITAL IN             COMPREHENSIVE
                                                 COMMON      EXCESS OF    RETAINED    INCOME      TREASURY
                                                  STOCK      PAR VALUE    EARNINGS     (LOSS)       STOCK         TOTAL
                                                  -----      ---------    --------     ------       -----         -----
(IN THOUSANDS)

BALANCE AT DECEMBER 31, 2001 ...............    $ 26,649     $  1,877     $183,532    $ (3,722)    $(22,649)    $185,687
Comprehensive Loss:
     Net loss ..............................                               (30,556)                              (30,556)
     Foreign currency translation adjustment                                             1,295                     1,295
     Unrealized gain on interest rate swap
       agreements, net of tax of $205 ......                                               617                       617
     Minimum pension liability adjustment ..                                              (771)                     (771)
                                                                                                                --------
     Total comprehensive loss ..............                                                                     (29,415)
Cash dividends paid ........................                                (4,290)                               (4,290)
Exercise of employee stock options .........                     (291)                                  880          589
Tax benefits applicable to the exercise of
    employee stock options .................                       80                                                 80
Employee Stock Ownership Plan ..............                       98                                 1,132        1,230
                                                --------     --------     --------    --------     --------     --------

BALANCE AT DECEMBER 31, 2002 ...............      26,649        1,764      148,686      (2,581)     (20,637)     153,881
Comprehensive Loss:
    Net loss ...............................                                (1,518)                               (1,518)
     Foreign currency translation adjustment                                             6,162                     6,162
     Unrealized gain on interest rate swap
     agreements, net of tax of $439 ........                                             1,317                     1,317
     Minimum pension liability adjustment ..                                               (84)                      (84)
                                                                                                                --------
     Total comprehensive loss ..............                                                                       5,877
Cash dividends paid ........................                                (5,615)                               (5,615)
Issuance of common stock related to ........      14,323       56,546                                             70,869
    acquisition
Exercise of employee stock options .........                      (30)                                  121           91
Employee Stock Ownership Plan ..............                     (194)                                1,132          938
                                                --------     --------     --------    --------     --------     --------

BALANCE AT DECEMBER 31, 2003 ...............      40,972       58,086      141,553       4,814      (19,384)     226,041
Comprehensive Loss:
    Net loss ...............................                               (14,380)                              (14,380)
    Foreign currency translation adjustment                                              2,242                     2,242
    Unrealized gain on interest rate swap
       agreements, net of tax of $127 ......                                               383                       383
    Minimum pension liability adjustment ...                                            (2,634)                   (2,634)
                                                                                                                --------
    Total comprehensive loss ...............                                                                     (14,389)
Cash dividends paid ........................                                (6,955)                               (6,955)
Exercise of employee stock options .........                     (645)                                1,617          972
Employee Stock Ownership Plan ..............                      (17)                                1,660        1,643
                                                --------     --------     --------    --------     --------     --------
BALANCE AT DECEMBER 31, 2004 ...............    $ 40,972     $ 57,424     $120,218    $  4,805     $(16,107)    $207,312
                                                ========     ========     ========    ========     ========     ========


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

USE OF ESTIMATES

         In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other postretirement benefits, asbestos and litigation matters, deferred tax asset valuation allowance and sales return allowances. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Where appropriate, certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 presentation.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CASH DISCOUNTS

         The Company does not generally require collateral for its trade accounts receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established based on a combination of write-off history, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts. Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances. The Company previously presented the reserve for accounts receivable balances over 90 days past due as a reduction to the gross receivable balance instead of as part of the allowance for doubtful accounts.

INVENTORIES

         Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company's review of on-hand inventories.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company recognizes derivatives as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "accumulated other comprehensive income (loss)." Amounts in "accumulated other comprehensive income
(loss)" are reclassified into earnings in the "interest expense" caption when interest expense on the underlying borrowings are recognized.

PROPERTY, PLANT AND EQUIPMENT

         These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                                       ESTIMATED LIFE
                                                          -----------------------------------------
   Buildings and improvements.........................    10 to 33-1/2 years
   Machinery and equipment............................    7 to 12 years
   Tools, dies and auxiliary equipment................    3 to 8 years
   Furniture and fixtures.............................    3 to 12 years
   Leasehold improvements.............................    Shorter of life of asset or lease term


         Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred.

GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS

         Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") in January 2002. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

         Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         Prior to the adoption of SFAS No. 142, goodwill was assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS

          New customer acquisition costs refer to arrangements pursuant to which we incur change over costs to induce a new or existing customer to switch from a competitor's brand. In addition, change over costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $1.6 million, net of tax effects, and recorded the accounting change as if it had taken effect on October 1, 2004. Accordingly, the effect of the change is recorded in the 2004 quarterly data presented in note 3.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remains there until the underlying foreign operation is liquidated or substantially disposed of. Where the U.S. dollar is the functional currency, transaction gains or losses arising from the remeasurement of financial statements are recorded in the statement of operations under the caption "other income (expense)."

REVENUE RECOGNITION

         We recognize revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

         Selling, general and administration expenses includes shipping costs and advertising, which is expensed as incurred.

DEFERRED FINANCING COSTS

         We have incurred costs in obtaining financing. These costs of $9.7 million have been capitalized in other assets and are being amortized over the life of the related financing arrangements through 2009. At December 31, 2004 and 2003, total accumulated amortization was $5 million and $3.6 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The annual net postretirement benefit liability and related expense under our benefit plans are determined on an actuarial basis. Benefits are determined primarily based upon employees' length of service.

INCOME TAXES

         Income taxes are calculated using the asset and liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as measured by the current enacted tax rates. The Company establishes valuation allowances against deferred tax assets when it is more likely than not that some portion or all of those deferred assets will not be realized. The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of the Company's U.S. net operating loss carry forwards, U.S. capital loss carryovers, U.S. foreign tax credit carryovers, and foreign net operating loss carry forwards. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

REPORTING OF COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) includes (a) net income, (b) the cumulative effect of translating balance sheets of foreign subsidiaries to U.S. dollars,
(c) the effect of adjusting interest rate swaps to market, and (d) the recognition of minimum pension liabilities. The last three are not included in the income statement and are reflected as adjustments to shareholder's equity.

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

                                                       2004      2003      2002
                                                       ----      ----      ----
                                                             (IN THOUSANDS)

Weighted average common shares ...................    19,331    15,745    11,915
Effect of potentially dilutive common shares .....      --          48        93
Weighted average common equivalent shares
   outstanding assuming dilution .................    19,331    15,793    12,008

         The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                               2004          2003          2002
                                               ----          ----          ----
                                                        (IN THOUSANDS)

Stock options ........................         1,192           844           574
Convertible debentures ...............         2,796         2,796         2,796

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

STOCK-BASED COMPENSATION PLANS

         Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the years ended December 31, 2004, 2003 and 2002 were exercisable at prices equal to the fair market value of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

         If we accounted for stock-based compensation using the fair value method of SFAS 123, as amended by Statement No. 148, the effect on net income
(loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2004          2003           2002
                                                  ----          ----           ----
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE AMOUNTS)
Net loss, as reported ....................    $  (14,380)    $  (1,518)    $  (30,556)
Less: Total stock-based employee
     compensation expense determined under
     fair value method for all awards, net
     of related tax effects ..............          (452)         (137)          (235)
                                              ----------     ---------     ----------
Pro forma net loss .......................    $  (14,832)    $  (1,655)    $  (30,791)
                                              ----------     ---------     ----------
Loss per share:
     Basic - as reported .................    $    (0.74)    $   (0.10)    $    (2.57)
     Basic - pro forma ...................         (0.77)    $   (0.11)    $    (2.59)
     Diluted - as reported ...............    $    (0.74)    $   (0.10)    $    (2.54)
     Diluted - pro forma .................         (0.77)    $   (0.11)    $    (2.56)


         The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2004          2003           2002
                                           ----          ----           ----
Expected option life .................     3.9 years    3.9 years    3.9 years
Expected stock volatility ............    38.6%        38.9%        38.7%
Expected dividend yield ..............     2.7 %        2.6%         2.6%
Risk-free interest rate ..............     3.6%         2.4%         1.8%
Fair value of option .................  $  3.46     $   3.36     $   4.07

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

ASBESTOS LITIGATION

         In evaluating our potential asbestos-related liability, it is the accounting policy of the Company to update in the third quarter of each year an actuarial study that was performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities. The most recent study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $28 to $63 million for the period through 2049. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2049 in our consolidated financial statements, in accordance with generally accepted accounting principles. Legal costs, which are expensed as incurred, are estimated to range from $22 to $27 million during the same period.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We place our cash investments with high quality financial institutions and limit the amount of credit exposure to any one institution. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers' financial conditions. Our five largest individual customers, including members of a marketing group, accounted for 50%, 43% and 43% of consolidated net sales in 2004, 2003 and 2002, respectively. Within our five largest customers, the largest customer accounted for 17%, 12% and 14% of consolidated net sales in 2004, 2003 and 2002, respectively. Although we are directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists. We place our cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2004 and 2003 were uninsured. Foreign cash balances at December 31, 2004 and 2003 were $10.1 million and $9.7 million, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         INVENTORY COSTS

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs-An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         PRONOUNCEMENTS RELATING TO AMERICAN JOBS CREATION ACT OF 2004

         In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), "Application of SFAS No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." It is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the "Jobs Act"), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company's income tax returns. The Company does not expect FSP 109-1 to have a material effect on its financial statements.

         In December 2004, the FASB issued FASB Staff Position No. 109-2 ("FSP 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. It is not expected that these provisions will have a material impact on the Company's financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

         SHARE-BASED PAYMENT

         In December 2004, the FASB issued Statement of Financial Accounts Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash (includes $1.9 million paid in 2004 for final payment), issued an unsecured promissory note of $15.1 million (as discussed more fully in note 9 of notes to our consolidated financial statements), and issued 1,378,760 shares of our common stock valued at $15.1 million using an average market price of $10.97 per share. The average market price was based on the average closing price for a range of trading days preceding the closing date of the acquisition. Our final purchase price was approximately $130.5 million, which included $7.1 million of transaction costs.

         In connection with the acquisition of DEM, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million. The net proceeds from this equity offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility with General Electric Capital Corporation.

         Effective June 30, 2003, we also amended and restated our credit agreement with General Electric Capital Corporation, which increased the amount available under our revolving credit facility by $80 million, to $305 million, as discussed more fully in note 9 of notes to our consolidated financial statements. We then financed the cash portion of the acquisition purchase price and the costs associated with the acquisition by borrowing from our revolving credit facility.

The purchase price of the acquisition is summarized as follows (in thousands):

       Value of common stock issued..........................         $15,125
       Unsecured promissory note.............................          15,125
       Cash consideration....................................          93,172
                                                                --------------
             Total consideration.............................         123,422
       Transaction costs.....................................           7,077
                                                                --------------
       Total purchase price..................................       $ 130,499
                                                                ==============

         The acquisition purchase price was based upon the final book value of the acquired assets of DEM less the book value of the assumed liabilities of DEM as of the close of business on the closing date, subject to a maximum purchase price of $125 million (not including transaction costs).

         The following table summarizes the components of the net assets acquired based upon the final purchase accounting (in thousands):

   Accounts receivable................................................    $ 65,162
   Inventories........................................................      81,693
   Property, plant and equipment......................................      17,165
   Goodwill...........................................................      39,847
   Intangible assets:
        Customer relationships (estimated useful life of 10 years)....      10,000
        Trademarks and tradenames (indefinite life)...................       6,100
   Other assets.......................................................         128
                                                                          ---------
   Total assets acquired..............................................    $220,095
                                                                          ---------
   Accounts payable...................................................    $ 30,247
   Sundry payables and accrued expenses...............................      32,152
   Accrued customer returns...........................................       7,013
   Payroll and commissions............................................       3,984
   Other liabilities..................................................      16,200
                                                                          ---------
   Total liabilities assumed..........................................      89,596
                                                                          ---------
   Net assets acquired................................................    $130,499
                                                                          =========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of the acquisition, and the results of operations of DEM is included in our results beginning on the June 30, 2003 acquisition date.

         The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Certain adjustments were made to goodwill subsequent to the acquisition date and are described in note 7 of notes to our consolidated financial statements. Goodwill of $39.8 million resulting from this acquisition has been assigned to our Engine Management reporting unit. Goodwill associated with this acquisition will be deductible for tax purposes.

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

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           2003          2002
                                                           ----          ----
                                                              (IN THOUSANDS)

Net sales ..........................................    $ 822,515     $ 822,401
Loss from continuing operations ....................    $  (2,246)    $ (36,231)
Loss before cumulative effect of accounting change .    $  (3,988)    $ (54,528)
Net loss ...........................................    $  (3,988)    $ (72,878)

Net loss per common share:
Net loss - Basic ...................................    $   (0.21)    $   (3.82)
Net loss - Diluted .................................    $   (0.21)    $   (3.82)

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

         Of the total restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the years ended December 31, 2004 and 2003, termination benefits of $9.4 million and $2.1 million, respectively, have been charged to the restructuring accrual. As of December 31, 2004, the reserve balance was at $4.2 million. We expect to pay $2.8 in 2005 for workforce reductions.

         The restructuring accrual also includes approximately $18 million associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. At December 31, 2004, seven facilities have ceased operating activities for which we have lease commitments through 2021. Exit costs of $2.9 million were paid in 2004 leaving the exit reserve balance at $15.1 million as of December 31, 2004.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):


                                                              OTHER
                                                 WORKFORCE     EXIT
                                                 REDUCTION     COSTS       TOTAL
                                                 ---------     -----       -----

Restructuring liability at December 31, 2003 ..    $13,615    $18,000    $31,615
Cash payments during 2004 .....................      9,365      2,857     12,222
                                                   -------    -------    -------
Restructuring liability as of December 31, 2004    $ 4,250    $15,143    $19,393
                                                   =======    =======    =======

OTHER ACQUISITIONS

         In January 2002, we acquired the assets of a Temperature Control business from Hartle Industries for $4.8 million. The assets acquired consist primarily of property, plant and equipment, and inventory.

         In April 2002, we acquired Carol Cable Limited, a manufacturer and distributor of wire sets based in England, for $1.7 million. The assets acquired consist primarily of property, plant and equipment, and inventory. In addition, during 2002 we acquired the remaining equity interest in SMP Holdings Limited.

         In May 2002, we purchased the aftermarket fuel injector business of Sagem Inc., a subsidiary of Johnson Controls, for $10.5 million. Sagem Inc. is a basic manufacturer of fuel injectors, and was the primary supplier to us prior to our acquisition. The assets acquired consist primarily of property, plant and equipment, and inventory. The purchase was partially financed by the seller and an aggregate of $5.4 million was paid over a two-year period, with the remaining funds being provided under our revolving credit facility.

         On February 3, 2004, we acquired inventory from the Canadian distribution operation of Dana Corporation's Engine Management Group for approximately $1 million. We have relocated such inventory into our distribution facility in Mississauga, Canada.

         Our 2002 and 2004 acquisitions did not have a material effect on our consolidated financial statements.

3.   CHANGE IN ACCOUNTING PRINCIPLE

ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS

         New customer acquisition costs refer to arrangements pursuant to which we incur change over costs to induce a new or existing customer to switch from a competitor's brand. In addition, change over costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. In accordance with Accounting Principles Board Opinion ("APB") 20, "Accounting Changes" and FAS 3, the change in accounting for new customer acquisition costs effective as of October 1, 2004 is reflected in the following unaudited quarterly 2004 results as if the change had occurred on January 1, 2004 with the quarterly results for the first, second and third quarters of 2004 restated as if the new policy had been in effect throughout 2004 (in thousands, except per share data):

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                           1ST QUARTER   2ND QUARTER   3RD QUARTER      4TH QUARTER
                                           (RESTATED)     (RESTATED)    (RESTATED)
                                          (UNAUDITED)    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
                                          -----------    -----------   -----------     -----------
2004

Net sales, as reported ................    $ 204,781     $ 235,049    $   203,487     $   180,966
Cumulative effect at January 1, 2004 ..       (2,605)         --             --              --
Effect of change in accounting for
  new customer acquisition costs,
  net of tax effects ..................          148            83           (220)           --
New sales, as adjusted ................      202,324       235,132        203,267         180,966

Net loss, as reported .................         (970)        6,692           (676)        (19,426)
Cumulative effect at January 1, 2004,
  net of tax effects ..................       (1,564)         --             --              --
Effect of change in accounting for
  new customer acquisition costs,
  net of tax effects ..................           89            50           (132)           --

Net loss, as adjusted .................       (2,445)        6,742           (808)        (19,426)


Basic net loss per share, as reported .        (0.05)         0.35             (0.03)          (1.00)
Cumulative effect at January 1, 2004,
  net of tax effects ..................        (0.08)         --             --              --
Effect of change in accounting for
  new customer acquisition costs,
  net of tax effects ..................         --            --               (0.01)        --

Basic net loss per share, as adjusted .        (0.13)         0.35             (0.04)          (1.00)


Diluted net loss per share, as reported        (0.05)         0.34             (0.03)          (1.00)
Cumulative effect at January 1, 2004,
  net of tax effects ..................        (0.08)         --             --              --
Effect of change in accounting for
  new customer acquisition costs,
  net of tax effects ..................         --            --               (0.01)        --

Diluted net loss per share, as adjusted        (0.13)         0.34             (0.04)          (1.00)


4.       SALES OF RECEIVABLES

         In 2004, the Company entered into agreements to sell undivided interests in certain of its receivables to factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third parties. We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $194.4 million of receivables during 2004. We retained no rights or interest, and have no obligations, with respect to the sold receivables. We do not service the receivables after the sale.

         The sale of receivables was accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The sold receivables were removed from the balance sheet at the time of sale. These costs were $2.4 million in 2004 and are recorded in selling, general and administrative expense.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

5.       INVENTORIES

                                                              DECEMBER 31,
                                                        ------------------------
                                                           2004          2003
                                                           ----          ----
                                                              (IN THOUSANDS)

     Finished goods, net................................$ 192,017      $191,340
     Work in process, net...............................    4,691         7,913
     Raw materials, net.................................   61,933        54,501
                                                        ---------      --------
         Total inventories, net.........................$ 258,641      $253,754
                                                        =========      =========


6.   PROPERTY, PLANT AND EQUIPMENT

                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                  2004           2003
                                                                  ----           ----
                                                                     (IN THOUSANDS)

     Land, buildings and improvements............................$ 72,284    $ 71,900
     Machinery and equipment..................................... 142,134     137,770
     Tools, dies and auxiliary equipment.........................  21,563      20,068
     Furniture and fixtures......................................  28,093      27,743
     Leasehold improvements......................................   7,333       7,285
     Construction in progress....................................   5,308       4,280
                                                                 --------    --------
                                                                  276,715     269,046
     Less accumulated depreciation and amortization.............. 179,290     162,004
                                                                 --------    --------
     Total property, plant and equipment, net.................... $97,425    $107,042
                                                                 ========    ========

         Depreciation and amortization expense was $19 million and $17.1 million for 2004 and 2003, respectively. This includes $2.2 million and $1.7 million for amortization of intangible assets for 2004 and 2003, respectively.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

         We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. The new guidance replaced the amortization of goodwill with periodic assessments of the fair value of goodwill. Our initial impairment test, performed as of January 1, 2002, indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the Companies weighted average cost of capital and market multiples. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million, net of tax, during the first quarter of 2002. The impairment loss related to our European Operation and Temperature Control Segment for which we recorded a charge of $10.9 million and $7.4 million, respectively. We completed our annual impairment test of goodwill as of December 31, 2002 and after consideration to 2002 losses and budgeted 2003 losses, we recorded an impairment loss of our remaining goodwill associated with the Engine Management reporting unit of our European Segment for which we recorded a charge of $3.3 million during the fourth quarter of 2002.

         We completed our annual impairment test of goodwill as of December 31, 2003 and determined that our goodwill was not impaired.

         Our annual impairment test of goodwill as of December 31, 2004, indicated that the carrying amounts of two of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the Company's weighted average cost of capital and market multiples. As a result, we recorded an impairment loss in the fourth quarter of 2004 of our remaining goodwill in our Temperature Control and European Operation Segment of $4.8 million and $1.6 million, respectively. We will continue to test for impairment of our remaining goodwill at least annually in the future.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         The changes in the carrying value of goodwill for our segments during the year-ended December 31, 2004 are as follows (in thousands):


                                     ENGINE     TEMPERATURE
                                   MANAGEMENT     CONTROL     EUROPE         TOTAL
                                   ----------     -------     ------         -----

Balance as of December 31, 2003    $ 65,650     $  4,822     $  1,371     $ 71,843
Purchase accounting adjustments     (15,313)        --           --        (15,313)
Impairment loss ...............        --         (4,822)      (1,607)      (6,429)
Foreign currency adjustment ...        --           --            236          236
Balance as of December 31, 2004    $ 50,337     $   --       $   --       $ 50,337


         In connection with the acquisition of DEM and the completion of purchase price allocations in June 2004 (see note 2 of notes to our consolidated financial statements), goodwill has been adjusted by $14.1 million for intangible assets (see Acquired Intangible Assets below) based on the fair market valuation performed during the second quarter of 2004. Additionally, a purchase accounting adjustment relating to the acquired inventory of $0.8 million was recorded during the second quarter of 2004. During the third quarter of 2004, an additional $2 million was reclassified to intangible assets from goodwill.

         OTHER INTANGIBLE ASSETS

         Other intangibles assets include computer software. The Company previously recorded this as part of property, plant and equipment, but reclassified it in the fourth quarter of 2004 to intangible assets. Computer software, net of amortization, was $4 million and $5.5 million as of December 31, 2004 and 2003, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years.

         ACQUIRED INTANGIBLE ASSETS

         Acquired identifiable intangible assets associated with the acquisition of DEM, as of December 31, 2004, consist of (in thousands):

                                                         ACCUMULATED
                                              GROSS      AMORTIZATION       NET
                                              -----      ------------       ---
Customer relationships ...............       $10,000       $   556       $ 9,444
Trademarks and tradenames ............         6,100          --           6,100
                                             -------       -------       -------
                                             $16,100       $   556       $15,544
                                             =======       =======       =======

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

      Estimated amortization expense for the next five years is $1.1 million in each year during 2005 through 2009.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

8.   OTHER ASSETS

                                                               DECEMBER 31,
                                                        ------------------------
                                                           2004          2003
                                                           ----          ----
                                                               (IN THOUSANDS)

Unamortized customer supply agreements ...........        $  --          $   946
Equity in joint ventures .........................          1,938          2,322
Deferred income taxes, net (Note 16) .............         24,153         19,389
Deferred financing costs, net ....................          5,211          6,641
Other ............................................         10,715         12,664
                                                          -------        -------
     Total other assets, net .....................        $42,017        $41,962
                                                          =======        =======


         Included in the above caption "Other" is a preferred stock investment of $1.5 million in a customer, which is carried at cost. Net sales to this customer amounted to $65.3 million, $53 million and $60 million in 2004, 2003 and 2002, respectively.

9.   CREDIT FACILITIES AND LONG-TERM DEBT

         Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

         Effective June 30, 2003, in connection with our acquisition of DEM, we amended and restated our credit agreement to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under the revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement from 2006 to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, which includes the purchased assets of DEM. After taking into effect outstanding borrowings under the revolving credit facility, there was an addition $82.9 million available for us to borrow pursuant to the formula at December 31, 2004. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

         At December 31, 2004 and 2003, the interest rate on the Company's revolving credit facility was 4.4% and 3.6%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under the revolving credit facility, classified as current liabilities, was $103.6 million and $95.9 million at December 31, 2004 and 2003, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. We subsequently received a waiver of compliance with the EBITDA covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004. At December 31, 2004, we were not in

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

compliance with the minimum fixed charge coverage ratio contained in our revolving credit facility. However, as of March 31, 2005, we received a waiver of compliance of such covenant for the quarter ended December 31, 2004. The waiver was part of an amendment to our revolving credit facility, which provided, among other things, for the following: (1) borrowings of the Company are no longer collateralized by the assets, including accounts receivable, inventory and fixed assets, of our Canadian subsidiary; (2) the specified levels of fixed charge coverage has been modified for 2005 and thereafter; (3) our Canadian subsidiary was released from its obligations under a guaranty and security agreement; and (4) the Company's pledge of stock of its Canadian subsidiary to the lenders was reduced from a 100% to a 65% pledge of stock.

         In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under this facility was $5.8 and $3.8 million at December 31, 2004 and 2003, respectively. The weighted average interest rates on these borrowings at December 31, 2004 and 2003 were 6.9% and 6.3%, respectively.

         On July 26, 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The convertible debentures are convertible into 2,796,120 shares of our common stock at the option of the holder. We may, at our option, redeem some or all of the convertible debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The convertible debentures are subordinated in right of payment to all of the Company's existing and future senior indebtedness.

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

         Long-term debt consists of (in thousands):

                                                               DECEMBER 31,
                                                         -----------------------
                                                            2004           2003
                                                            ----           ----
6.75% convertible subordinated debentures ............     $ 90,000     $ 90,000
Unsecured promissory note ............................       15,125       15,125
Mortgage loan ........................................        9,381        9,824
Other ................................................          264        3,162
                                                           --------     --------
                                                            114,770      118,111
Less current portion .................................          534        3,354
                                                           --------     --------
     Total non-current portion of long-term debt .....     $114,236     $114,757
                                                           ========     ========

         Maturities of long-term debt during the five years ending December 31, 2005 through 2009 are $0.5 million, $0.6 million, $0.6 million, $0.6 million and $15.7 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         The Company had deferred financing cost of $5.2 million and $6.6 million as of December 31, 2004 and 2003, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to eight years.

10.  INTEREST RATE SWAP AGREEMENTS

         We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments used for cash flow hedging purposes are interest rate swaps. We enter into interest rate swap agreements to manage our exposure to interest rate charges. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts.

         In October 2003, we entered into a new interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million. We have recorded an asset of $362,000 to recognize the fair value of interest derivatives, and we have also recorded a tax liability of $91,000 associated therewith. The net offset is recorded in accumulated other comprehensive income
..

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

         If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the "interest expense" caption for the applicable period. It is not expected that any gain or loss will be reported in the statement of operations during the year ending December 31, 2005 nor has any been recorded in 2004, 2003 or 2002.

11.  STOCKHOLDERS' EQUITY

         We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2004.

         On January 17, 1996, our Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Board declared a dividend of one Preferred Share Purchase Right ("Right") for each of our outstanding common shares. The dividend was payable on March 1, 1996 to the shareholders of record as of February 15, 1996. The Rights are attached to and automatically trade with the outstanding shares of our common stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of our outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of our outstanding common shares. Once the rights become exercisable, they entitle all other shareholders to purchase, by payment of an $80.00 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, our Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on February 28, 2006.

         During the years 1998 through 2000, our Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in aggregate) of common stock has been repurchased to meet present and future requirements of our stock option programs and to fund our ESOP. As of December 31, 2004, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2004, 2003 and 2002, we did not repurchase any shares of our common stock.

         Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

                                                                    DECEMBER 31,
                                                               ----------------------
                                                                2004          2003
                                                                ----          ----
Foreign currency translation adjustments ..................    $ 8,022     $ 5,780
Unrealized loss on interest rate swap agreement, net of tax        272        (111)
Minimum pension liability, net of tax .....................     (3,489)       (855)
                                                               -------     -------
     Total accumulated other comprehensive income (loss) ..    $ 4,805     $ 4,814
                                                               =======     =======


12.  STOCK-BASED COMPENSATION PLANS

         We have principally four fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated as of May 25, 2004, we are authorized to issue 1,500,000 stock options. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, which terminates as of May 20, 2014, we are authorized to issue 500,000 stock options. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we are authorized to issue 50,000 stock options under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Options forfeited under the stock option plans are eligible to be granted again with respect to the options so forfeited. At December 31, 2004, an aggregate 1,192,745 shares of authorized but unissued common stock were reserved for issuance under our stock option plans. A summary of the status of our stock option plans follow:

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


                                        2004                2003                  2002
                              ---------------------  ------------------  ---------------------
                                      WEIGHTED            WEIGHTED              WEIGHTED
                                      AVERAGE             AVERAGE                AVERAGE
                                     EXERCISE            EXERCISE               EXERCISE

                               SHARES       PRICE    SHARES      PRICE    SHARES        PRICE
                               ------       -----    ------      -----    ------        -----
                                                     (SHARES IN THOUSANDS)
Outstanding at beginning
   of year ...............     1,163     $    16.33    910     $    17.14  1,011     $    16.76
Granted ..................       251          14.21    346          14.69     10          14.43
Exercised ................      (101)          8.77     (3)          9.79    (54)          9.74
Forfeited ................      (121)         19.33    (90)         18.29    (57)         16.91
                               -----     ----------  -----     ----------  -----     ----------
Outstanding at end of year     1,192     $    16.20  1,163     $    16.33    910     $    17.14
                               =====     ==========  =====     ==========  =====     ==========
Options exercisable at end
   of year ...............       729                   800                   748
                               -----                 -----                 -----

                            STOCK OPTIONS OUTSTANDING

                        SHARES          WEIGHTED-AVERAGE
     RANGE OF         OUTSTANDING     REMAINING CONTRACTUAL   WEIGHTED-AVERAGE
   EXERCISE PRICES     AT 12/31/04         LIFE (YEARS)         EXERCISE PRICE
   ---------------     -----------         ------------         --------------
                        (SHARES IN
                        THOUSANDS)

   $ 9.29 - $11.29         225                  2.8                 $10.54
   $12.10 - $16.94         627                  6.7                 $14.54
   $21.50 - $24.84         340                  1.1                 $22.98


                            STOCK OPTIONS EXERCISABLE



      RANGE OF            SHARES EXERCISABLE        WEIGHTED-AVERAGE
   EXERCISE PRICES           AT 12/31/04             EXERCISE PRICE
   ---------------           -----------             --------------
                             (SHARES IN
                              THOUSANDS)

   $ 9.29 - $11.29                225                     $10.54
   $12.10 - $16.94                164                     $14.12
   $21.50 - $24.84                340                     $22.98


13.    RETIREMENT BENEFIT PLANS

         We had a defined benefit pension plan covering certain former employees of our former Brake business. During 2002, a partial settlement of the plan occurred in conjunction with the purchase of non-participating annuity contracts for plan members. The final settlement under the plan will occur when the remaining assets under the plan are distributed. All pension benefit obligations have been satisfied and the projected benefit obligation under the plan is $0.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan (in thousands):

                                                                DECEMBER 31,
                                                          ----------------------
                                                             2004           2003
                                                             ----           ----
Benefit obligation at beginning of year ................      $--         $--
Interest cost ..........................................       --          --
Actuarial loss .........................................       --          --
Settlement .............................................       --          --
Benefits paid ..........................................      $--          --
                                                              -----       -----
Benefit obligation at end of year ......................      $--         $--
                                                              =====       =====
Fair value of plan assets at beginning of year .........      $ 721       $ 746
Settlement .............................................       --          --
Actual return on plan assets ...........................        (21)        (25)
Benefits paid ..........................................       (106)       --
                                                              -----       -----
Fair value of plan assets at end of year ...............      $ 594       $ 721
                                                              -----       -----
Funded status ..........................................      $ 594       $ 721
Unrecognized net actuarial loss ........................         92          81
                                                              -----       -----
Prepaid benefit cost ...................................      $ 686       $ 802
                                                              =====       =====

         Weighted average assumptions are as follows (in thousands):

                                                               DECEMBER 31,
                                                        ------------------------
                                                        2004    2003      2002
                                                        ----    ----     ----

Discount rates ....................................      N/A      N/A     6.50%
Expected long-term rate of return on assets .......      N/A      N/A     8.00%


         Components of net periodic (benefit) cost follow (in thousands):

                                                           DECEMBER 31,
                                                 -------------------------------
                                                 2004        2003         2002
                                                 ----        ----         ----
Interest cost ............................       $--         $--          $ 368
Return on assets .........................        --            (8)        (530)
Settlement ...............................        --          --            228
Recognized actuarial (gain) loss .........         116           8           (5)
Net periodic (benefit) cost ..............       $ 116       $--          $  61

         In addition, we participate in several multi-employer plans which provide defined benefits to substantially all unionized workers. The Multi-employer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multi-employer plans. We have not received information from the plans' administrators to determine our share, if any, of unfunded vested benefits.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         We and certain of our subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees. The provisions for retirement expense in connection with the plans are as follows (in thousands):


                                                                 DEFINED
                                               MULTI-        CONTRIBUTION AND
                                            EMPLOYER PLANS     OTHER PLANS
                                            --------------     -----------
Year ended December 31,

2004 ...............................          $  454                $3,980
2003 ...............................             325                 3,518
2002 ...............................             306                 2,553


         We have an Employee Stock Ownership Plan and Trust ("ESOP") for employees who are not covered by a collective bargaining agreement. Employees were granted 110,000 shares, 75,000 shares and 75,000 shares during 2004, 2003 and 2002, respectively, under the terms of the ESOP. These shares were issued directly from treasury stock.

         In fiscal 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2004, we committed 110,000 shares to be released leaving 415,000 shares remaining in the trust. The provision for expense in connection with the ESOP was approximately $1.6 million in 2004, $0.9 million in 2003 and $1.2 million in 2002.

         In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. Such contributions were $79,000, $99,000 and $46,000 in 2004, 2003 and 2002, respectively.

         On October 1, 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

                                                             DECEMBER 31,
                                                        ------------------------
                                                           2004          2003
                                                           ----          ----
                                                             (IN THOUSANDS)

Benefit obligation at beginning of year ..........       $ 4,253        $ 2,275
Service cost .....................................           356            351
Interest cost ....................................           232            220
Actuarial loss ...................................          (242)         1,407
                                                         -------        -------
Benefit obligation at end of year ................       $ 4,599        $ 4,253
                                                         =======        =======
Funded status ....................................        (4,599)       $(4,253)
Unrecognized prior service cost ..................           911          1,022
Additional minimum pension liability .............        (1,455)        (1,877)
Unrecognized net actuarial loss ..................         1,430          1,800
                                                         -------        -------
Accrued benefit cost .............................       $(3,713)       $(3,308)
                                                         =======        =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

         Components of net periodic benefit cost follow (in thousands):

                                                                  DECEMBER 31,
                                                            --------------------
                                                               2004        2003

Service cost .......................................          $355          $351
Interest cost ......................................           232           220
Amortization of prior service cost .................           111           110
Amortization of unrecognized loss ..................           128           146
                                                              ----          ----
Net periodic benefit cost ..........................          $826          $827
                                                              ====          ====

        Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                              DECEMBER 31,
                                                          ----------------------
                                                           2004          2003
                                                           ----          ----
Discount rates ...........................                 5.75%         6.00%
Salary increase ..........................                   4%            4%


         The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of our UK defined benefit plan:

                                                              DECEMBER 31,
                                                        ------------------------
                                                            2004        2003
                                                            ----        ----
                                                            (IN THOUSANDS)

Benefit obligation at beginning of year ..........       $ 3,224        $ 2,796
Service cost .....................................          --             --
Interest cost ....................................           171            154
Actuarial loss ...................................            75            103
Benefits paid ....................................           (58)           (87)
                                                         -------        -------
Benefit obligation at end of year ................       $ 3,412        $ 2,966
                                                         =======        =======
Funded status ....................................        (1,059)       $(1,028)
Unrecognized prior service cost ..................          --             --
Additional minimum pension liability .............        (1,884)          (758)
Unrecognized net actuarial loss ..................          --             --
                                                         -------        -------
Accrued benefit cost .............................       $(2,943)       $(1,786)
                                                         =======        =======

         Components of net periodic benefit cost follow (in thousands):

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2004        2003
                                                             ----        ----

Service cost .......................................        $--           $--
Interest cost ......................................          171           154
Amortization of transition obligation ..............         --            --
Amortization of prior service cost .................         --            --
Amortization of net actuarial loss .................         --            --
Recognized actuarial (gain) loss ...................         (150)         (115)
                                                           ------        ------
Net periodic benefit cost ..........................        $  21         $  39
                                                           ======        ======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                             DECEMBER 31,
                                                        ----------------------
                                                        2004           2003
                                                        ----           ----
Discount rates ...................................      5.23%          5.34%
Current medical cost trend .......................      2.97%          2.94%
Current dental cost trend ........................      2.97%          2.94%
Ultimate medical cost trend ......................      2.97%          2.94%
Year end rate declines to ultimate ...............       --             --

         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                          PENSION
                                                          BENEFITS
                                                          --------
       2005.............................................      96
       2006.............................................     116
       2007.............................................     135
       2008.............................................     154
       2009.............................................     173
       Years 2010 - 2014 ...............................   1,156


14.  POSTRETIREMENT MEDICAL BENEFITS

         We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

         The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan (in thousands):

                                                             DECEMBER 31,
                                                             ------------
                                                         2004            2003
                                                         ----            ----
Benefit obligation at beginning of year ........       $ 32,193        $ 27,100
Service cost ...................................          3,486           2,618
Interest cost ..................................          2,389           1,705
Actuarial loss .................................          9,928           1,761
Benefits paid ..................................         (1,036)         (1,093)
                                                       --------        --------
Benefit obligation at end of year ..............       $ 46,960        $ 32,091
                                                       --------        --------
Funded status ..................................       $(46,960)       $(32,091)
Unrecognized transition obligation .............            401             407
Unrecognized prior service costs ...............            542             666
Unrecognized net actuarial loss ................         11,903           2,627
                                                       --------        --------
Accrued benefit cost ...........................       $(34,114)       $(28,391)
                                                       --------        --------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         Components of net periodic benefit cost following (in thousands):

                                                         DECEMBER 31
                                                         -----------
                                                 2004        2003         2002
                                                 ----        ----         ----
Service cost ..............................     $ 3,486     $ 2,618     $ 1,812
Interest cost .............................       2,389       1,705       1,563
Amortization of transition obligation .....          42          38          32
Amortization of prior service cost ........         124         124         124
Amortization of net actuarial loss ........           5        --          --
Recognized actuarial (gain) loss ..........         663          41         (53)
                                                -------     -------     -------
Net periodic benefit cost .................     $ 6,709     $ 4,526     $ 3,478


         Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                           DECEMBER 31,
                                                           ------------
                                                    2004      2003       2002
                                                    ----      ----       ----
Discount rate ..................................     5.75%  6.0%-6.5%     6.5%
Current medical cost trend rate ................     10%       12%       12%
Current dental cost trend ......................      5%        5%        5%
Ultimate medical cost trend rate ...............      5%        5%        5%
Year trend rate declines to ultimate ...........     2009      2005      2005

         We expect to pay benefits of approximately $1.1 million to our unfunded postretirement benefit plan in 2005. Our measurement date for this plan is December 31.

         The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                              PENSION BENEFITS
                                                             -------------------
                   2005.................................         $  1,105
                   2006.................................            1,162
                   2007.................................            1,273
                   2008.................................            1,402
                   2009.................................            1,547
                   Years 2010 - 2014....................           11,319


         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2004 (in thousands):

                                                            1-PERCENTAGE-     1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE

                                                            -------------- ----------------
Effect on total of service and interest cost components....        699             (558)
Effect on post retirement benefit obligation...............      4,396           (3,548)

         In December 2003, the Medicare Modernization Act was signed into law. The Medicare Modernization Act expanded Medicare to include, for the first time, coverage for prescription drugs. At present, proposed regulations necessary to implement the Medicare Modernization Act have been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. Based on such proposed regulations, we believe that our prescription drug benefit for our employee retirees (other than certain union retirees) are expected to meet the actuarial equivalence test in 2006 and, therefore, we would be eligible to receive a subsidy from Medicare. However, our net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because such subsidy is immaterial in amount.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15.  OTHER INCOME (EXPENSE), NET

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                              2004       2003       2002
                                                              ----       ----       ----
                                                                     (IN THOUSANDS)

Interest and dividend income ...........................    $   752    $   446     $ 1,338
Income from joint ventures .............................        753         27         352
Gain (loss) on disposal of property, plant and equipment       --         (301)         97
Gain (loss) on foreign exchange ........................        731     (1,357)        108
Other income - net .....................................        625        708       1,292
                                                            -------    -------     -------
   Total other income (expense), net ...................    $ 2,861    $  (477)    $ 3,187
                                                            =======    =======     =======

16.  INCOME TAXES

         The income tax provision (benefit) consists of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                2004        2003         2002
                                                ----        ----         ----
Current:

   Domestic .............................     $(2,476)     $   804      $ 2,422
   Foreign ..............................       4,022        2,035        2,948
Total Current ...........................       1,546        2,839        5,370
Deferred:
   Domestic .............................      (4,558)      (1,617)       3,350
   Foreign ..............................        (667)         (15)        (800)
Total Deferred ..........................      (5,225)      (1,632)       2,550
Total income tax provision (benefit) ....     $(3,679)     $ 1,207      $ 7,920


         We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested. The Company has provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $28.8 million at the end of 2004, $43.2 million at the end of 2003 and $37.7 million at the end of 2002.

         Earnings (loss) before income taxes for foreign operations (excluding Puerto Rico) amounted to approximately $6.8 million, $1.5 million and ($4.6) million in 2004, 2003 and 2002, respectively. U.S. income taxes on the earnings of the Puerto Rican subsidiary are largely eligible for tax credits against such U.S. income taxes (phased out effective at the end of 2005) and are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring in 2016.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         Reconciliations between the United States federal income tax rate and our effective income tax rate as a percentage of earnings from continuing operations before income taxes are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                      -----------------------------
                                                                        2004       2003       2002
                                                                        ----       ----       ----

U.S. federal income tax rate .....................................      35.0%      35.0%     35.0%
Increase (decrease) in tax rate resulting from:
   State and local income taxes, net of federal income tax benefit       2.9       (7.2)      4.1
Non-deductible items, net ........................................      (1.4)      59.9       3.4
Income (benefit) taxes attributable to foreign income ............      (8.7)    (111.0)     (2.4)
Change in valuation allowance ....................................       1.4      107.6      16.4
                                                                        ----     ------      ----
Effective tax rate ...............................................      29.2%      84.3%     56.5%
                                                                        ====     ======      ====


         The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

                                                               DECEMBER 31,
                                                         -----------------------
                                                            2004           2003
                                                            ----           ----
Deferred tax assets:

   Inventories .......................................    $  5,548     $  7,060
   Allowance for customer returns ....................       6,963        6,453
   Postretirement benefits ...........................      13,133       10,989
   Allowance for doubtful accounts ...................       3,594        1,173
   Accrued salaries and benefits .....................       3,235        3,430
   Net operating loss and tax credit carry forwards ..      21,688       17,988
   Goodwill ..........................................       3,499        2,581
   Accrued asbestos liabilities ......................      11,141       10,430
   Other .............................................       5,823        5,583
                                                          --------     --------
                                                            74,624       65,687
                                                          --------     --------
   Valuation allowance ...............................     (23,057)     (23,239)
                                                          --------     --------
     Total ...........................................    $ 51,567     $ 42,448
                                                          ========     ========
Deferred tax liabilities:

   Depreciation ......................................    $  8,703     $  8,747
   Promotional costs .................................         578          395
   Goodwill ..........................................       1,603          688
   Other .............................................       1,721           81
                                                         ---------     --------
     Total ...........................................      12,605        9,911
                                                         ---------     --------
     Net deferred tax assets .........................    $ 38,962     $ 32,537
                                                         =========     ========

         The current net deferred tax assets are $14.8 million and $13.1 million for 2004 and 2003, respectively. The non-current net deferred tax assets are $24.2 million and $19.4 million for 2004 and 2003, respectively.

         During 2004, we performed an assessment regarding the realization of the net deferred tax assets, which includes projecting future taxable income, and have decreased the valuation allowance by $0.2 million. The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of the Company's U.S. net operating loss carry forwards, U.S. capital loss carryovers, U.S. foreign tax credit carryovers, and foreign net operating loss carry forwards.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         With regard to the remaining net deferred tax assets, we have determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the related benefits. However, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

         At December 31, 2004, we have approximately $39.7 million of domestic and foreign net operating loss carry forwards, of which $28.7 million will expire between 2021 and 2024, with the remainder (foreign) having an indefinite carry forward period. We also have foreign tax credit carry forwards of approximately $1.1 million that will expire between 2010 and 2012. We also have alternative minimum tax credit carry forwards of approximately $6 million for which there is no expiration date.

17.  INDUSTRY SEGMENT AND GEOGRAPHIC DATA

         Under the provisions of Statement of Financial Accounting Standards SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have three reportable operating segments, which are the major product areas of the automotive aftermarket in which we compete. Engine Management consists primarily of ignition and emission parts, wire and cable, and fuel system parts. Temperature Control consists primarily of compressors, other air conditioning parts and heater parts. The third reportable operating segment is Europe, which consists of both Engine Management and Temperature Control reporting units.

         The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see note 1 of notes to our consolidated financial statements). The following tables contain financial information for each reportable segment (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                          2004          2003             2002
                                          -----         -----            ----
 Net sales:
  Engine Management ...............     $ 562,769      $ 414,375      $ 303,112
  Temperature Control .............       210,094        219,576        255,088
  Europe ..........................        40,651         40,141         36,028
  Other ...........................        10,769          4,691          4,209
                                        ---------------------------------------
  Total ...........................     $ 824,283      $ 678,783      $ 598,437
                                        =======================================
Depreciation and amortization:
  Engine Management ...............     $  10,921      $   9,362      $   8,660
  Temperature Control .............         5,640          5,688          5,484
  Europe ..........................         1,444          1,046            902
  Other ...........................         1,008            996          1,082
                                        ---------------------------------------
  Total ...........................     $  19,013      $  17,092      $  16,128
                                        =======================================
Operating profit (loss):
  Engine Management ...............     $  24,549      $  31,871      $  41,844
  Temperature Control .............        (2,114)         4,702         10,095
  Europe ..........................        (2,034)        (3,605)       (10,464)
  Other ...........................       (22,138)       (17,153)       (16,407)
                                        ---------------------------------------
  Total ...........................     $  (1,737)     $  15,815      $  25,068
                                        =======================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)




                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                        2004            2003             2002
                                        -----           -----            ----
Investment in equity affiliates:
 Engine Management ............       $    --          $    --         $    --
 Temperature Control ..........            --               --              --
 Europe .......................            (322)              42             185
 Other ........................           2,260            2,280           2,017
                                      ------------------------------------------
  Total .......................       $   1,938        $   2,322       $   2,202
                                      ==========================================
Capital expenditures:
 Engine Management ............       $   7,513        $   5,473       $   3,465
 Temperature Control ..........           1,383            2,438           2,066
 Europe .......................             793            1,015           1,831
 Other ........................              85             --               236
                                      ------------------------------------------
  Total .......................       $   9,774        $   8,926       $   7,598
                                      ==========================================
Total assets:
 Engine Management ............       $ 429,631          448,687       $ 247,318
 Temperature Control ..........         125,656          150,248         157,343
 Europe .......................          30,936           31,188          30,728
 Other ........................          70,346           64,402          55,369
                                      ------------------------------------------
  Total .......................       $ 656,569        $ 694,525       $ 490,758
                                      ==========================================

 Reconciliation of segment operating profit (loss) to net income (loss):

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                      2004        2003           2002
                                                      -----       -----          ----
Operating profit (loss) ........................    $ (1,737)    $ 15,815     $ 25,068
 Interest income (expense) .....................       2,861         (477)       3,187
 Interest expense ..............................      13,710       13,907       14,244
                                                    ----------------------------------
Earnings from continuing operations before taxes     (12,586)       1,431       14,011
 Income tax expense (benefit) ..................      (3,679)       1,207        7,920
                                                    ----------------------------------
Earnings from continuing operations ............      (8,907)         224        6,091
 Discontinued operation, net of tax ............      (3,909)      (1,742)     (18,297)
 Cumulative effect of account change, net of tax      (1,564)        --        (18,350)
                                                    ----------------------------------
Net earnings (loss) ............................    $(14,380)    $ (1,518)    $(30,556)
                                                    ==================================


         Our five largest individual customers, including members of one marketing group accounted for 50% of consolidated net sales in 2004, with 36% and 14% of these net sales being generated from our Engine Management and Temperature Control segments, respectively. Our five largest individual customers, including members of one marketing group accounted for 43% of consolidated net sales in 2003, with 29% and 14% of these net sales being generated from our Engine Management and Temperature Control segments, respectively. Our five largest individual customers, including members of one marketing group accounted for 43% of consolidated net sales in 2002, with 22% and 21% of these net sales being generated from our Engine Management and Temperature Control segments, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         Other Adjustments consist of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS 131.

                                                      REVENUE

                                                YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                        2004            2003            2002
                                        ----            ----            ----
                                                   (IN THOUSANDS)

United States ...............         $714,955         $584,853         $512,055
Europe ......................           40,651           40,141           36,028
Canada ......................           45,115           38,187           32,188
Other Foreign ...............           23,562           15,602           18,166
                                      --------         --------         --------
Total .......................         $824,283         $678,783         $598,437
                                      ========         ========         ========

                                                    LONG LIVED ASSETS

                                                 YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                        2004            2003             2002
                                        ----            ----             ----
                                                   (IN THOUSANDS)

United States ...............         $174,056         $192,574         $130,402
Europe ......................            6,214            8,905            7,599
Canada ......................            4,144            4,488            4,432
Other Foreign ...............              785              998            1,273
                                      --------         --------         --------
Total .......................         $185,199         $206,965         $143,706
                                      ========         ========         ========

Revenues are attributed to countries based upon the location of the customer.

18.     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

         The carrying amount approximates fair value because of the short maturity of those instruments.

TRADE ACCOUNTS RECEIVABLE

         The carrying amount of trade receivables approximate fair value because of their short outstanding terms.

TRADE ACCOUNTS PAYABLE

         The carrying amount of trade payables approximate fair value because of their short outstanding terms.

SHORT TERM BORROWINGS

         The carrying value of these borrowings equals fair market value because their interest rate reflect current market rates.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

         The estimated fair values of our financial instruments are as follows (in thousands):

                                                 CARRYING AMOUNT     FAIR VALUE
                                                 ---------------     ----------

DECEMBER 31, 2004

Cash and cash equivalents ..............          $  14,934           $  14,934
Trade accounts receivable ..............            151,352             151,352
Trade accounts payable .................             46,487              46,487
Short term borrowings ..................            109,416             109,416
Long-term debt .........................            114,770             113,554
Interest rate swaps ....................                362                 362

DECEMBER 31, 2003

Cash and cash equivalents ..............          $  19,647           $  19,647
Trade accounts receivable ..............            174,223             174,223
Trade accounts payable .................             58,029              58,029
Short term borrowings ..................             99,699              99,699
Long-term debt .........................            118,111             116,570
Interest rate swaps ....................               (148)               (148)

19.      COMMITMENTS AND CONTINGENCIES

Total rent expense for the three-years ended December 31, 2004 was as follows (in thousands):

                                                         REAL
                                        TOTAL           ESTATE             OTHER
                                        -----           ------             -----

2004 .....................           $11,858           $ 7,686           $ 4,172
2003 .....................            12,286             9,143             3,143
2002 .....................             8,434             6,282             2,152

         At December 31, 2004, we are obligated to make minimum rental payments through 2021, under operating leases, which are as follows (in thousands):

2005....................................................            $9,697
2006....................................................             8,249
2007....................................................             6,914
2008....................................................             4,756
2009....................................................             3,735
Thereafter..............................................            19,784
                                                                  --------
    Total...............................................          $ 53,135
                                                                  ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         We also have lease and sub-lease agreements in place for various properties under our control. We expect to receive operating lease payments from lessees during the five years ending December 31, 2005 through 2009 of $0.6 million, $0.6 million, $0.6 million, $0.5 million, and $0.3 million, respectively.

         We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2004 and 2003, we have accrued $13.2 million and $14 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2004, 2003 and 2002 were $47.8 million, $46.6 million and $46.7 million, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    2004           2003
                                                                    ----           ----
   Balance, beginning of period.................................   $13,987        $10,360
   Assumed liabilities from acquisition of  DEM ................        --          3,600
   Liabilities accrued for current year sales...................    47,811         46,592
   Settlements of warranty claims...............................   (48,604)       (46,565)
                                                                   -------        -------
   Balance, end of period.......................................   $13,194        $13,987
                                                                   =======        =======


         At December 31, 2004, we had outstanding letters of credit aggregating approximately $3.9 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

         We entered into Change in Control arrangements with two key officers. In the event of a Change of Control (as defined in the agreement), each executive will receive severance payments (as defined in the agreement) and certain other benefits.

         In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004, approximately 3,700 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are $2.3 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

         As is our accounting policy, we update the actuarial study during the third quarter of each year. The most recent update to the actuarial study was performed as of August 31, 2004 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $28 to $63 million for the period through 2049. The change from the prior year study was a $1.5 million increase for the low end of the range and a $7.9 million decrease for the high end of the range. As a result, in September 2004, an incremental $3 million provision was added to the asbestos accrual increasing the reserve to approximately $28.2 million. Legal costs, which are expensed as incurred, are estimated to range from $22 to $27 million during the same period.

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

         On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. The Company's answer to the complaint has been delayed pending service on other defendants. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

20.  QUARTERLY FINANCIAL DATA UNIT (UNAUDITED)

                                                         DEC. 31,      SEPT. 30,    JUNE 30,       MAR. 31,
QUARTER ENDED                                              2004          2004         2004           2004
                                                         --------      --------     --------       --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ..........................................    $ 180,966     $ 203,487     $ 235,049     $ 204,781
                                                        ---------     ---------     ---------     ---------
Gross profit .......................................       29,223        52,542        62,268        50,960
                                                        ---------     ---------     ---------     ---------
Earnings (loss) from continuing operations .........      (17,245)        1,340         7,543          (545)
                                                        ---------     ---------     ---------     ---------
Loss from discontinued operation, net of taxes .....         (617)       (2,016)         (851)         (425)
                                                        ---------     ---------     ---------     ---------
Cumulative effect on accounting change, net of taxes       (1,564)         --            --             --
                                                        ---------     ---------     ---------     ---------
Net earnings (loss) ................................    $ (19,426)    $    (676)    $   6,692     $    (970)
                                                        ---------     ---------     ---------     ---------

Net earnings (loss) from continuing
  operations per common share:

     Basic .........................................    $   (0.89)    $    0.07     $    0.39     $   (0.03)
     Diluted .......................................    $   (0.89)    $    0.07     $    0.38     $   (0.03)
                                                        ---------     ---------     ---------     ---------
Net earnings (loss) per common share:

     Basic .........................................    $   (1.00)    $   (0.03)    $    0.35     $   (0.05)
     Diluted .......................................    $   (1.00)    $   (0.03)    $    0.34     $   (0.05)
                                                        ---------     ---------     ---------     ---------


                                                           DEC. 31,    SEPT. 30,      JUNE 30,    MAR. 31,
Quarter Ended                                                2003         2003          2003       2003
                                                           --------    ---------      --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales.............................................     $ 162,454     $214,479    $ 166,125    $ 135,725
                                                           ---------     --------    ---------    ---------
Gross profit..........................................        38,125       58,288       43,819       34,540
                                                           ---------     --------    ---------    ---------
Earnings (loss) from continuing operations............       (5,511)        2,042        4,300         (607)
                                                           ---------     --------    ---------    ---------
Loss from discontinued operation, net of                       (370)         (591)        (433)        (348)
   Taxes..............................................
Net earnings (loss)...................................      $(5,881)      $ 1,451      $ 3,867       $ (955)
                                                          ---------      --------    ---------    ---------

Net  earnings (loss) from continuing
  operations per common share:

     Basic............................................      $ (0.29)       $ 0.11       $ 0.34      $ (0.05)
     Diluted..........................................      $ (0.29)       $ 0.11       $ 0.34      $ (0.05)
                                                          ---------      --------    ---------    ---------
Net earnings (loss) per common share:

     Basic............................................      $ (0.31)       $ 0.08       $ 0.31      $ (0.08)
     Diluted..........................................      $ (0.31)       $ 0.08       $ 0.31      $ (0.08)
                                                          ---------      --------    ---------    ---------

         In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect new customer acquisition costs as a reduction to revenue when incurred. Accordingly, we recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the accounting change as if it had taken effect on October 1, 2004. In addition, in the fourth quarter of 2004, Engine Management gross margins were negatively impacted primarily due to one-time charges related to inefficiencies and reducing inventories. In addition, in the fourth quarter of 2004, we recorded an impairment loss on goodwill of $6.4 million, which impairment loss related to our Temperature Control and European Operation Segment for which we recorded a charge of $4.8 million and $1.6 million, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, within 90 days of the filing date of this Report. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements as required under Section 404 of the Sarbanes-Oxley Act.

Grant Thornton LLP, our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for 2004. However, in the course of conducting its assessment of our internal controls and its audit of our financial statements for our year ended December 31, 2004, Grant Thornton advised management and the audit committee of our board of directors that it had identified the following material weaknesses in our internal controls:

      (1) There were insufficient personnel resources within the accounting and financial reporting function due to accounting staff (including senior level employees) turnover occurring in the fourth quarter of 2004.

      (2) There were deficiencies identified in the following areas of the Company's information technology function which, when considered in the aggregate, constitute a material weakness over financial reporting:

            o The Company's IT system is decentralized with disparate IT platforms, business solutions and software applications being utilized.
            o System maintenance policies and procedures (including an enhanced disaster recovery plan) require development and adoption.
            o Security of systems used for the entry and maintenance of accounting records requires additional documentation and scrutiny to ensure that appropriate access to such systems and the data contained therein is restricted.
            o A policy and procedure to address an overall security framework, including password usage, intrusion detection, system security monitoring and back-up recovery must be written and implemented.

      (3) There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) month end cut off processes, and (b) the accounting and reporting of restructuring charges.

While these material weaknesses did not have an effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there were no material inaccuracies or omissions of material facts in this Report.

Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company's internal control over financial reporting beyond what has existed in prior years, and we have taken various actions to improve our disclosure controls and procedures and to remediate our internal control over financial reporting including, but not limited to, the following:

      (1) We have engaged a search firm to assist us in the hiring of additional senior level accounting staff. We expect to fill such positions by the second or third quarters of 2005. In addition, in the first quarter of 2005, we hired a Financial Compliance Manager to assist us with our Sarbanes-Oxley compliance.

      (2) We have re-allocated resources to our accounting and finance department to strengthen our accounting function. In particular, in the first quarter of 2005 we have transferred one employee from our European operations to become our Engine Management Group Controller, and in the second quarter of 2005 we will be transferring one employee from our Canadian operations to serve in a senior level accounting position in our Engine Management division. In addition, in the fourth quarter of 2004 we have hired an outside consultant to assist us with our accounting function.

      (3) In 2004, we retained an independent third party consulting firm to assist us in the preparation, documentation and testing of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We intend to continue to utilize this consulting firm with our Sarbanes-Oxley compliance efforts in 2005.

      (4) As part of our efforts to improve our IT function, we are in the process of:

            o Establishing an enterprise wide information technology strategy to synthesize the disparate IT platforms and to develop policies to unify the business solutions and software applications being employed;
            o Establishing a plan for uniform upgrades of workstations and software, including virus protection and software fixes;
            o Establishing a formal policy and procedure to address the overall security framework, including password usage, intrusion detection and system security monitoring;
            o Improving our security measures to safeguard our data, including enhancing our disaster recovery plan;
            o Improving our policies and procedures for system maintenance and handling back-up and recovery tapes; and
            o Utilizing a consulting firm to assist us with preparing an IT policy and procedures manual to document all of our updated IT procedures/standards on a company-wide basis.

The continued implementation of the initiatives described above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Grant Thornton and, as of the date of this Report, we believe the actions outlined above should correct the above-listed material weaknesses in our internal controls. However, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner. In addition, we cannot assure you that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

When in certain of the Company's prior filings under the Exchange Act officers of the Company provided conclusions regarding the effectiveness of our disclosure controls and procedures, they believed that their conclusions were accurate. However, after receiving and assessing the formal advice regarding our internal control over financial reporting that our independent auditors provided in the course of the audit of our financial statements for the year ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer have reached the conclusions set forth above.

We believe that the material weaknesses in our internal controls identified during our Sarbanes-Oxley testing review and described above do not materially affect the fairness or accuracy of the presentation of our financial condition and results of operation in our historical financial statements as set forth in this Report or in our reports previously filed with the SEC under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended December 31, 2004 and subsequent to that date, we made and continue to make changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including the following:

      (1) Changes in our accounting personnel by (a) hiring a new Engine Management Group Controller and a Financial Compliance Manager, and
            (b) launching a search for additional senior level accounting staff.

      (2) Increased employee training and subscribed to an accounting research service in an effort to keep more current with accounting pronouncements and financial reporting matters.

      (3) Increased responsibilities of a consulting firm with the requisite experience and expertise to assist us in the implementation and compliance with Section 404 of the Sarbanes-Oxley Act.

      (4) Improved the documentation of our significant accounting and IT policies.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a Management's Report on Internal Control Over Financial Reporting, in which we state that we were unable to complete fully the required assessment of internal control over financial reporting as of December 31, 2004, and Grant Thornton has issued a "disclaimer" opinion indicating that they do not express an opinion as to management's assessment and as to the effectiveness of the Company's internal control over financial reporting, as of December 31, 2004. Notwithstanding Grant Thornton's "disclaimer" opinion, Grant Thornton has indicated its agreement with the above listed weaknesses in our internal controls. Grant Thornton has also advised our audit committee of our board of directors that the internal control weaknesses do not affect Grant Thornton's unqualified report on our consolidated financial statements for 2004 included in this Report. Please refer to Item 8, "Financial Statements and Supplementary Data" for a further discussion.

The certifications of the Company's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Report include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. These officers believe these certifications to be accurate, despite our inability to have completed fully the assessment required by Section 404 of the Sarbanes-Oxley Act, because we did have procedures in place during 2004 to detect errors in our systems. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

ITEM 9B. OTHER INFORMATION

AMENDMENT TO CREDIT AGREEMENT

      On March 31, 2005, the Company and certain of its wholly owned subsidiaries entered into a amendment of its Amended and Restated Credit Agreement dated as of February 7, 2003, as further amended (the "Credit Agreement"), with General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., for itself and as syndicate agent, and GMAC Commercial Finance LLC, for itself and as documentation agent.

      The amendment provides for the following: (1) borrowings of the Company are no longer collateralized by the assets, including accounts receivable, inventory and fixed assets, of our Canadian subsidiary; (2) the specified levels of fixed charge coverage has been modified for 2005 and thereafter; (3) our Canadian subsidiary was released from its obligations under a guaranty and security agreement; (4) the Company's pledge of stock of its Canadian subsidiary to the lenders was reduced from a 100% to a 65% pledge of stock; and (5) a waiver of compliance with the minimum fixed charge coverage ratio for the quarter ended on December 31, 2004.

      The description set forth above is qualified by the Waiver and Amendment No. 4 to the Amended and Restated Credit Agreement filed herewith as exhibit 10.15.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") set forth under the captions "Election of Directors," "Corporate Governance" and "Information with respect to Section 16(a) Beneficial Ownership Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2005 Proxy Statement set forth under captions "Management Information-Executive Compensation" and "Corporate Governance-Directors Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2005 Proxy Statement set forth under the captions "Information with Respect to Section 16(a) Beneficial Ownership Compliance," "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2005 Proxy Statement set forth under the captions "Information with Respect to Section 16(a) Beneficial Ownership Compliance" and "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2005 Proxy Statement set forth under the captions "Audit and Non-Audit Fees."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

            (1) The Index to Consolidated Financial Statements of the Registrant Financial Statements under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

            (2) The following financial schedule and related report for the years 2004, 2003 and 2002 is submitted herewith:

                  Report of Independent Registered Public Accounting Firm on
                  Schedule II

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

            (3)   Exhibits.

                  The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

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

                             STANDARD MOTOR PRODUCTS, INC.
                             -----------------------------
                                     (REGISTRANT)


                             /s/ Lawrence I. Sills
                             ---------------------
                             Lawrence I. Sills
                             Chairman, Chief Executive Officer and Director


                             /s/ James J. Burke
                             ------------------
                             James J. Burke
                             Vice President, Finance and Chief Financial Officer

New York, New York
March 31, 2005

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence I. Sills and James J. Burke, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby rectifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 31, 2005           /s/ Lawrence I. Sills
                         ---------------------
                             Lawrence I. Sills
                             Chairman, Chief Executive Officer and Director (Principal Executive Officer)


March 31, 2005           /s/ James J. Burke
                         ------------------
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)


March 31, 2005           /s/ Robert G. Gerrity
                         ---------------------
                             Robert G. Gerrity, Director


March 31, 2005           /s/ John L. Kelsey
                         ---------------------
                             John L. Kelsey

March 31, 2005           /s/ Kenneth A. Lehman
                         ---------------------
                             Kenneth A. Lehman, Director


March 31, 2005           /s/ Arthur S. Sills
                         -------------------
                             Arthur S. Sills, Director


March 31, 2005           /s/ Frederick A. Sturdivant
                         ---------------------------
                             Frederick A. Sturdivant, Director


March 31, 2005           /s/ William H. Turner
                         ---------------------
                             William H. Turner, Director


March 31, 2005           /s/ Richard S. Ward
                         -------------------
                             Richard S. Ward, Director

                         STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

2.1 Asset Purchase Agreement, dated as of February 7, 2003, by and among Dana Corporation, Automotive Controls Corp., BWD Automotive Corporation, Pacer Industries, Inc., Ristance Corporation, Engine Controls Distribution Services, Inc., as Sellers, and Standard Motor Products, Inc., as Buyer (incorporated by reference to the Company's Current Report on Form 8-K, filed on February 10, 2003).

3.1 Restated By-Laws, dated May 23, 1996, filed as an Exhibit of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3.2 Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

3.3 Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

4.1 Form of Subordinated Debenture Indenture (including form of convertible debenture) (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 2 to its Registration Statement on Form S-3 (Registration No. 333-79177), filed on July 20, 1999).

4.2 Rights Agreement, dated as of February 15, 1996, between Standard Motor Products, Inc. and Registrar & Transfer Co., as rights agent (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 001-04743), filed on April 11, 1996).

4.3 Form of Share Ownership Agreement by and between Standard Motor Products, Inc. and Dana Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on February 10, 2003).

10.1 Employee Stock Ownership Plan and Trust, dated January 1, 1989 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

10.2 Supplemental Executive Retirement Plan, dated August 15, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.3 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc. (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-58655), filed on April 17, 1995).

10.4 1996 Independent Outside Directors Stock Option Plan of Standard Motors Products, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.5 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-51565), filed on May 1, 1998).

                          STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

10.6 Credit Agreement, dated April 27, 2001, among Standard Motor Products, Inc. and subsidiaries, as Borrowers and GE Capital Corp. as Agent and Lender, GMAC Commercial Credit LLC, on Lender and Syndication Agent and Bank of America, N.A., as Lender and Documentation Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.7 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended and restated, (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-59524), filed on April 25, 2001).

10.8 Supplemental Compensation Plan effective October 1, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.9 Change of Control Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
      2001).

10.10 Change of Control Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
      2001).

10.11 Amended and Restated Credit Agreement, dated as of February 7, 2003, among Standard Motor Products, Inc., as Borrower and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Current Report on Form 8-K filed on February 10, 2003).

10.12 Amendment No. 1 to Amended and Restated Credit Agreement, dated June 27, 2003, among Standard Motor Products, Inc., as Borrower and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.13 Amendment No. 2 to Amended and Restated Credit Agreement, dated March 11, 2004, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Quarterly Report in Form 10-Q for the quarter ended March 31, 2004).

10.14 Amendment No. 3 to Amended and Restated Credit Agreement, dated August 11, 2004, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Quarterly Report in Form 10-Q for the quarter ended September 30, 2004).

10.15 Waiver and Amendment No. 4 to Amended and Restated Credit Agreement, dated as of March 31, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders.

18    Letter from Grant Thornton LLP re Change in Accounting Principles.

                          STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

21    List of Subsidiaries of Standard Motor Products, Inc.

23    Consent of Independent Auditors - KPMG LLP.

24    Power of Attorney (see signature page to Annual Report on Form 10-K).

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

32.1 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2004, 2003 and 2002

                                                                   Additions
                                                                   ---------
                                        Balance at        Charged to
                                        beginning         costs and                                            Balance at
           Description                   of Year           Expenses           Other          Deductions        End of Year
           -----------                   -------           --------           ------         ----------        -----------
YEAR ENDED DECEMBER 31, 2004:
  Allowance for doubtful accounts      $ 3,009,000       $   404,000       $ 5,163,000(1)    $ 1,154,000       $ 7,422,000
  Allowance for discounts                2,000,000        12,319,000                --        12,387,000         1,932,000
                                       -----------       -----------       -----------       -----------       -----------
                                       $ 5,009,000       $12,723,000       $ 5,163,000       $13,541,000       $ 9,354,000
                                       ===========       ===========       ===========       ===========       ===========

Allowance for sales returns            $24,115,000       $86,452,000       $   194,000(2)    $87,634,000       $23,127,000
                                       ===========       ===========       ===========       ===========       ===========

Allowance for inventory valuation      $41,803,000       $ 1,487,000       $   430,000(2)    $ 4,082,000       $39,638,000
                                       ===========       ===========       ===========       ===========       ===========

YEAR ENDED DECEMBER 31, 2003:
  Allowance for doubtful accounts      $ 3,568,000       $   813,000       $   330,000(2)    $ 1,702,000       $ 3,009,000
  Allowance for discounts                1,314,000         9,615,000           800,000(2)      9,729,000         2,000,000
                                       -----------       -----------       -----------       -----------       -----------
                                       $ 4,882,000       $10,428,000       $ 1,130,000       $11,431,000       $ 5,009,000
                                       ===========       ===========       ===========       ===========       ===========

Allowance for sales returns            $16,341,000       $83,087,000       $ 7,013,000       $82,326,000       $24,115,000
                                       ===========       ===========       ===========       ===========       ===========

Allowance for inventory valuation      $14,291,000       $ 5,613,000       $27,442,000       $ 5,543,000       $41,803,000
                                       ===========       ===========       ===========       ===========       ===========

YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful accounts      $ 2,917,000       $   489,000       $   162,000(2)    $        --       $ 3,568,000
  Allowance for discounts                1,445,000         8,611,000                --         8,742,000         1,314,000
                                       -----------       -----------       -----------       -----------       -----------
                                       $ 4,362,000       $ 9,100,000       $   162,000       $ 8,742,000       $ 4,882,000
                                       ===========       ===========       ===========       ===========       ===========

Allowance for sales returns            $18,167,000       $73,030,000       $        --       $74,856,000       $16,341,000
                                       ===========       ===========       ===========       ===========       ===========

Allowance for inventory valuation      $13,895,000       $ 1,265,000       $        --       $   869,000       $14,291,000
                                       ===========       ===========       ===========       ===========       ===========

      (1) The Company previously presented the reserve for accounts receivable balances over 90 days past due as a reduction to the gross receivable balance instead of as part of the allowance for doubtful accounts. In the fourth quarter of 2004, the Company decided to record the $5,163,000 of accounts receivable over 90 days past due as part of gross accounts receivable instead of as an offset to the allowance for doubtful accounts. There was no impact on the net accounts receivable recorded on the consolidated balance sheets.

      (2)   Allowances acquired through acquisitions.