Form 10-Q
period 2005-03-31
STANDARD MOTOR PRODUCTS INC
filed 2005-05-10
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 1-4743

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

As of the close of business on April 30, 2005, there were 19,833,728 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets
        as of March 31, 2005 (Unaudited) and December 31, 2004..........    3

        Consolidated Statements of Operations and Retained Earnings
        (Unaudited) for the Three Months Ended March 31, 2005 and 2004..    4

        Consolidated Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 2005 and 2004..............    5

        Notes to Consolidated Financial Statements (Unaudited)..........    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................   16

Item 3. Quantitative and Qualitative Disclosures about Market Risk......   23

Item 4. Controls and Procedures.........................................   24

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................   27

Item 5. Other Information...............................................   27

Item 6. Exhibits........................................................   28

Signature...............................................................   29

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)

                                                                                 March 31,    December 31,
                                                                                    2005          2004
                                                                                -----------   -----------
                                                                                (Unaudited)
           ASSETS
CURRENT ASSETS:
       Cash and cash equivalents .............................................   $    8,795    $   14,934
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $9,732 and $9,354 for 2005 and 2004, respectively .....      198,843       151,352
       Inventories ...........................................................      264,571       258,641
       Deferred income taxes .................................................       14,755        14,809
       Prepaid expenses and other current assets .............................        9,887         7,480
                                                                                 ----------    ----------
           Total current assets ..............................................      496,851       447,216
                                                                                 ----------    ----------

Property, plant and equipment, net ...........................................       95,256        97,425
Goodwill and other intangibles, net ..........................................       69,475        69,911
Other assets .................................................................       41,743        42,017
                                                                                 ----------    ----------
           Total assets ......................................................   $  703,325    $  656,569
                                                                                 ==========    ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable .........................................................   $  146,439    $  109,416
       Current portion of long-term debt .....................................          534           534
       Accounts payable ......................................................       69,809        46,487
       Sundry payables and accrued expenses ..................................       22,046        31,241
       Restructuring accrual .................................................        5,767         6,999
       Accrued rebates .......................................................       21,950        24,210
       Accrued customer returns ..............................................       22,607        23,127
       Payroll and commissions ...............................................        9,518        10,442
                                                                                 ----------    ----------
              Total current liabilities ......................................      298,670       252,456
                                                                                 ----------    ----------

Long-term debt ...............................................................      114,101       114,236
Postretirement medical benefits and other accrued liabilities ................       45,888        44,111
Restructuring accrual ........................................................       11,301        12,394
Accrued asbestos liabilities .................................................       25,985        26,060
                                                                                 ----------    ----------
              Total liabilities ..............................................      495,945       449,257
                                                                                 ----------    ----------
Commitments and contingencies (Notes 6, 8, 10 and 12) Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares .......       40,972        40,972
       Capital in excess of par value ........................................       57,037        57,424
       Retained earnings .....................................................      119,117       120,218
       Accumulated other comprehensive income ................................        4,633         4,805
       Treasury stock - at cost (952,808 and 1,067,308 shares in
              2005 and 2004, respectively) ...................................      (14,379)      (16,107)
                                                                                 ----------    ----------
                  Total stockholders' equity .................................      207,380       207,312
                                                                                 ----------    ----------
                  Total liabilities and stockholders' equity .................   $  703,325    $  656,569
                                                                                 ==========    ==========

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                                        Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                    (Unaudited)
                                                                       2005            2004
                                                                       ----            ----
Net sales .......................................................  $    207,326    $    204,781
Cost of sales ...................................................       158,891         153,821
                                                                   ------------    ------------
     Gross profit ...............................................        48,435          50,960
Selling, general and administrative expenses ....................        42,076          47,328
Restructuring expenses ..........................................           524           1,367
                                                                   ------------    ------------
     Operating income ...........................................         5,835           2,265
Other income (expense), net .....................................          (215)            243
Interest expense ................................................         3,775           3,234
                                                                   ------------    ------------
     Earnings (loss) from continuing operations before taxes ....         1,845            (726)
 Provision (benefit) for income tax .............................           792            (181)
                                                                   ------------    ------------
     Earnings (loss) from continuing operations .................         1,053            (545)
Loss from discontinued operation, net of tax ....................          (407)           (425)
     Net earnings (loss) ........................................           646            (970)
Retained earnings at beginning of period ........................       120,218         141,553
                                                                   ------------    ------------
                                                                        120,864         140,583
Less: cash dividends for period .................................         1,747           1,729
                                                                   ------------    ------------
Retained earnings at end of period ..............................  $    119,117    $    138,854
                                                                   ============    ============

PER SHARE DATA:
Net earnings (loss) per common share - Basic:
     Earnings (loss) from continuing operations .................  $       0.05    $      (0.03)
     Discontinued operation .....................................         (0.02)          (0.02)
                                                                   ------------    ------------
Net earnings (loss) per common share - Basic ....................  $       0.03    $      (0.05)
                                                                   ============    ============

Net earnings (loss) per common share - Diluted:
     Earnings (loss) from continuing operations .................  $       0.05    $      (0.03)

     Discontinued operation .....................................         (0.02)          (0.02)
                                                                   ------------    ------------
Net earnings (loss) per common share - Diluted ..................  $       0.03    $      (0.05)
                                                                   ============    ============

Average number of common shares .................................    19,440,356      19,233,543
                                                                   ============    ============
Average number of common shares and dilutive common shares ......    19,478,064      19,233,543
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    2005          2004
                                                                                    ----          ----
                                                                                        (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings (loss) ..........................................................   $      646    $     (970)
Adjustments to reconcile net earnings (loss) to net operating activities:
  Depreciation and amortization ..............................................        4,384         4,574
  Loss on disposal of property, plant and equipment ..........................           --             7
  Equity income from joint ventures ..........................................           (8)         (100)
  Employee stock ownership plan allocation ...................................          335           411
  Loss from discontinued operation ...........................................          407           425
Change in assets and liabilities, net of effects from acquisitions:
  Increase in accounts receivable, net .......................................      (47,491)      (35,851)
  (Increase) decrease in inventories .........................................       (5,930)        2,045
  Increase in prepaid expenses and other current assets ......................       (1,346)       (2,120)
  Decrease in other assets ...................................................          234         1,285
  Increase in accounts payable ...............................................       19,991         2,818
  Decrease in sundry payables and accrued expenses ...........................      (11,455)       (1,933)
  Decrease in restructuring accrual ..........................................       (2,325)       (2,225)
  Increase (decrease) in other liabilities ...................................           70        (1,818)
                                                                                 ----------    ----------
       Net cash used in operating activities .................................      (42,488)      (33,452)
                                                                                 ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property, plant and equipment ....................           --            50
  Capital expenditures, net of effects from acquisitions .....................       (1,873)       (1,964)
  Payments for acquisitions, net of cash acquired ............................           --          (984)
                                                                                 ----------    ----------
       Net cash used in investing activities .................................       (1,873)       (2,898)
                                                                                 ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line-of-credit agreements .............................       37,023        27,047
  Principal payments and retirement of long term debt ........................         (135)         (236)
  Increase in overdraft balances .............................................        3,331         9,554
  Dividends paid .............................................................       (1,747)       (1,729)
  Proceeds from exercise of employee stock options ...........................           --           192
                                                                                 ----------    ----------
       Net cash provided by financing activities .............................       38,472        34,828
                                                                                 ----------    ----------
Effect of exchange rate changes on cash ......................................         (250)         (245)
                                                                                 ----------    ----------
Net decrease in cash and cash equivalents ....................................       (6,139)       (1,767)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .........................       14,934        19,647
                                                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...............................   $    8,795    $   17,880
                                                                                 ==========    ==========

Supplemental disclosure of cash flow information Cash paid during the period for:
     Interest ................................................................   $    5,472    $    4,784
                                                                                 ==========    ==========
     Income Taxes ............................................................   $    1,563    $      612
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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Where appropriate, certain amounts in 2004 have been reclassified to conform with the 2005 presentation.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with the acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"), we have reviewed our operations and implemented integration plans to restructure the operations of DEM. We announced in a press release on July 8, 2003 that we will close seven DEM facilities, and we have subsequently ceased operations in all of these facilities. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003 (subsequently reduced to $33.7 million during 2003). Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the costs to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of DEM employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2004 and the three months ended March 31, 2005, termination benefits of $9.4 million and $1.1 million, respectively, have been charged to the restructuring accrual. As of March 31, 2005, the reserve balance was at $3.1 million. We expect to pay $2.8 million in 2005 for work force reductions.

The restructuring accrual also includes approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. At March 31, 2005, seven facilities have ceased operating activities for which we have lease commitments through 2021. Exit costs of $1.2 million were paid as of March 31, 2005 leaving a reserve balance at $14.0 million as of March 31, 2005. Selected information relating to the remaining restructuring costs is as follows (in thousands):

                                                      Workforce      Other
                                                      Reduction    Exit Costs     Totals
                                                      -----------------------------------
Restructuring liability at December 31, 2004 .......   $  4,250     $ 15,143     $ 19,393
Cash payments during first three months of 2005 ....      1,149        1,176        2,325
                                                       --------     --------     --------
Restructuring liability as of March 31, 2005 .......   $  3,101     $ 13,967     $ 17,068
                                                       ========     ========     ========

INTEGRATION EXPENSES

During the first quarter of 2005 and 2004, we incurred $524,000 and $1.4 million, respectively, of costs related primarily to the DEM integration. These costs primarily related to equipment and inventory move costs, employee stay bonuses and other facility consolidation costs.

NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE

ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS

New customer acquisition costs refer to arrangements pursuant to which we incur change over costs to induce a new or existing customer to switch from a competitor's brand. In addition, change over costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. In accordance with APB No. 20, "Accounting Changes" and FAS No. 3, the change in accounting for new customer acquisition costs effective as of October 1, 2004 is reflected in the following unaudited quarterly 2004 results as if the change had occurred on January 1, 2004 with the quarterly results for the first quarter of 2004 restated as if the new policy had been in effect throughout 2004 (in thousands, except per share data):

                                                               1st Quarter
                                                                (Restated)
                                                               (Unaudited)
                                                               -----------
      2004
      Net sales, as reported ................................   $ 204,781
      Cumulative effect at January 1, 2004 ..................      (2,605)
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ..............         148
      New sales, as adjusted ................................     202,324

      Net loss, as reported .................................        (970)
      Cumulative effect at January 1, 2004, net of tax
         effects ............................................      (1,564)
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ..............          89

      Net loss, as adjusted .................................      (2,445)

      Basic net loss per share, as reported .................       (0.05)
      Cumulative effect at January 1, 2004, net of tax
         effects ............................................       (0.08)
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ..............          --

      Basic net loss per share, as adjusted .................       (0.13)

      Diluted net loss per share, as reported ...............       (0.05)
      Cumulative effect at January 1, 2004, net of tax
         effects ............................................       (0.08)
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ..............          --

      Diluted net loss per share, as adjusted ...............       (0.13)

NOTE 5.  INVENTORIES

                                                  March 31,   December 31,
                                                    2005          2004
                                                 (unaudited)
                                                 -------------------------
                                                      (in thousands)

      Finished goods, net ....................     $195,074     $192,017
      Work in process, net ...................        4,505        4,691
      Raw materials, net .....................       64,992       61,933
                                                   --------     --------
          Total inventories, net .............     $264,571     $258,641
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

Effective June 30, 2003, in connection with our acquisition of DEM, we amended and restated our credit agreement to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under the revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement from 2006 to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, which includes the purchased assets of DEM. After taking into effect outstanding borrowings under the revolving credit facility, there was an addition $74.1 million available for us to borrow pursuant to the formula at March 31, 2005. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2004 and March 31, 2005, the interest rate on the Company's revolving credit facility was 4.4% and 4.7%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under the revolving credit facility, classified as current liabilities, were $103.6 million and $139.3 million at December 31, 2004 and March 31, 2005, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. We subsequently received a waiver of compliance with the EBITDA covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004, and received a waiver of compliance with the fixed charge coverage ratio for the quarter ended December 31, 2004.

In March 2005, we amended our revolving credit facility to provide, among other things, for the following: (1) borrowings of the Company are no longer collateralized by the assets, including accounts receivable, inventory and fixed assets, of our Canadian subsidiary; (2) the specified levels of fixed charge coverage has been modified for 2005 and thereafter; (3) our Canadian subsidiary was released from its obligations under a guaranty and security agreement; and
(4) the Company's pledge of stock of its Canadian subsidiary to the lenders was reduced from a 100% to a 65% pledge of stock.

At March 31, 2005, we were not in compliance with the minimum fixed charge coverage ratio contained in our revolving credit facility. However, we received a waiver of compliance of such covenant for the quarter ended March 31, 2005. The waiver was part of an amendment to our revolving credit facility, which provided, among other things, for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; and (2) there is a limit on our ability to redeem drafts prior to the maturity date thereof under our customer draft programs.

In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under this facility was $5.8 million and $7.1 million at December 31, 2004

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and March 31, 2005, respectively. The weighted average interest rates on these borrowings at December 31, 2004 and March 31, 2005 were 6.9% and 7.3%, respectively.

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

Long-term debt consists of (in thousands):

                                                             December 31,
                                                         ---------------------
                                                           2005         2004
                                                           ----         ----

6.75% convertible subordinated debentures ............   $ 90,000     $ 90,000
Unsecured promissory note ............................     15,125       15,125
Mortgage loan ........................................      9,265        9,381
Other ................................................        245          264
                                                         --------     --------
                                                          114,635      114,770
Less current portion .................................        534          534
                                                         --------     --------
     Total non-current portion of long-term debt .....   $114,101     $114,236
                                                         ========     ========

Maturities of long-term debt during the five years ending December 31, 2005 through 2009 are $0.5 million, $0.6 million, $0.6 million, $15.7 million and $90.6 million, respectively.

The Company had deferred financing cost in other assets of $5.2 million and $4.9 million as of December 31, 2004 and March 31, 2005, respectively. These costs are related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to eight years.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows (in thousands):

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                              2005        2004
                                                              ----        ----
      Net earnings (loss) as reported .....................  $ 646      $  (970)
      Foreign currency translation adjustments ............   (393)        (166)
      Minimum pension liability adjustment ................     71           --
      Change in fair value of interest rate swap agreements    150          (71)
                                                             -----      -------
      Total comprehensive earnings (loss), net of taxes ...  $ 474      $(1,207)
                                                             =====      =======

Accumulated other comprehensive income is comprised of the following (in thousands):

                                                      March 31,   December 31,
                                                         2005         2004
                                                      -----------------------

      Foreign currency translation adjustments ...     $ 7,629      $ 8,022
      Unrealized loss on interest rate swap
           agreement, net of tax .................         422          272
      Minimum pension liability, net of tax ......      (3,418)      (3,489)
                                                       -------      -------
      Total accumulated other comprehensive income     $ 4,633      $ 4,805
                                                       =======      =======

NOTE 8. STOCK-BASED COMPENSATION PLAN

Under SFAS No. 123, "Accounting for Stock-Based Compensation," we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted are exercisable at prices equal to the fair market value or greater of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for any stock options granted. There were no stock options granted during the three months ended March 31, 2005 and 2004. If we accounted for stock-based compensation using the fair value method of SFAS, as amended by Statement No. 148, the effect on net earnings (loss) and basic and diluted earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                         2005          2004
                                                         ----          ----

Net earnings (loss) as reported ..................    $      646    $     (970)
Less: Total stock-based employee compensation
     expense determined under fair value method
     for all awards, net of related tax effects ..          (129)          (65)
                                                      ----------    ----------
Pro forma net earnings (loss) ....................    $      517    $   (1,035)
                                                      ==========    ==========
Earnings (loss) per share:
    Basic - as reported ..........................    $     0.03    $    (0.05)
                                                      ==========    ==========
    Basic - pro forma ............................    $     0.03    $    (0.05)
                                                      ==========    ==========
    Diluted - as reported ........................    $     0.03    $    (0.05)
                                                      ==========    ==========
    Diluted - pro forma ..........................    $     0.03    $    (0.05)
                                                      ==========    ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2005, under our stock option plans there were an aggregate of (a) 1,434,785 shares of common stock authorized for grants, (b) 1,128,535 shares of common stock granted, and (c) 306,250 shares of common stock available for future grants.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

NOTE 9. EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2005             2004
                                                      ----             ----

      Earnings (loss) from continuing operations  $      1,053     $       (545)
      Loss from discontinued operations ........          (407)            (425)
                                                  ------------     ------------
      Net earnings (loss) available to
          common stockholders ..................  $        646     $       (970)
                                                  ============     ============

      Weighted average common shares
          outstanding - basic ..................    19,440,356       19,233,543
      Dilutive effect of stock options .........        37,708               --
                                                  ------------     ------------
      Weighted average common shares
          outstanding - diluted ................   19, 478,064       19,233,543
                                                  ============     ============

The shares listed below were not included in the computation of diluted earnings
(loss) per share because to do so would have been anti-dilutive for the periods presented.

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2005             2004
                                                      ----             ----

      Stock options                                    897,043          681,473
      Convertible debentures                         2,796,120        2,796,120

NOTE 10. EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock to the trust. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the first quarter of 2005, we committed 114,500 shares to be released leaving 300,500 shares remaining in the trust.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. During March 2005, contributions were $79,000 for calendar year 2004.

In October 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

The components of net period benefit cost for the three months ended March 31 of our US and UK deferred benefit plans are as follows (in thousands):

                                      Pension Benefits   Postretirement Benefits
                                      ------------------------------------------
                                       2005      2004        2005      2004
                                      ------    ------      ------    ------
Service cost ........................ $  130    $  113      $  910    $  871
Interest cost .......................    131        80         549       455
Amortization of prior service cost ..     40        28          31        31
Actuarial net loss ..................      5        37           1        20
Amortization of unrecognized loss ...     --        --           1        --
                                      ------    ------      ------    ------
Net periodic benefit cost ........... $  306    $  258      $1,492    $1,377
                                      ======    ======      ======    ======

NOTE 11.  INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                        Three Months Ended March 31,
                             -------------------------------------------------
                                      2005                       2004
                             -------------------------------------------------
                                          OPERATING                  OPERATING
                                            INCOME                     INCOME
                             NET SALES      (LOSS)      NET SALES      (LOSS)
                             ---------    ---------     ---------    ---------
                                              (in thousands)

Engine Management .......     $140,441     $ 10,080      $141,665     $  9,093
Temperature Control .....       53,562        1,557        51,194       (1,168)
Europe ..................       10,945         (479)       10,269         (221)
All Other ...............        2,378       (5,323)        1,653       (5,439)
                              --------     --------      --------     --------
Consolidated ............     $207,326     $  5,835      $204,781     $  2,265
                              ========     ========      ========     ========

NOTE 12. COMMITMENTS AND CONTINGENCIES

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004 and March 31, 2005, approximately 3,700 cases and 3,780 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are $2.4 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. The Company is in the process of preparing its answer to the complaint.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2005 and 2004, we have accrued $13.0 million and $14.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended March 31, 2005 and 2004 were $11.1 million and $12.1 million, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2005           2004
                                                         ----           ----
Balance, beginning of period .....................    $   13,194     $   13,987
Liabilities accrued for current year sales .......        11,127         12,064
Settlements of warranty claims ...................       (11,339)       (11,313)
                                                      ----------     ----------
Balance, end of period ...........................    $   12,982     $   14,738
                                                      ==========     ==========

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, on June 30, 2003 we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group (subsequently referred to as "DEM"). Prior to the sale, DEM was a leading manufacturer of aftermarket parts in the automotive industry focused exclusively on engine management. Our plan was to restructure and to integrate the DEM business into our existing Engine Management Business, which we have substantially accomplished.

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

Based on our most recent estimates of the total restructuring costs, approximately $15.7 million relates to work force reductions and employee termination benefits. This amount primarily represents severance costs relating to the involuntary termination of DEM employees individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. As of March 31, 2005, the reserve balance was at $3.1 million, and we expect to pay $2.8 million in 2005 for work force reductions. Termination benefits of $1.1 million were paid in the first quarter of 2005. The restructuring costs also include approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs. Exit costs of $1.2 million were paid in the first quarter of 2005 leaving the exit reserve balance at $14.0 million as of March 31, 2005.

The DEM acquisition in 2003 was strategic and continues to be our primary focus in 2005. The critical goals we established for a successful integration were to
(1) maintain the DEM customer base; (2) reduce excess capacity by closing seven of the acquired facilities in a 12 to 18 month timeframe; and (3) complete the transition for $30-35 million of cash outlays in restructuring and integration costs during this same period. The integration has proceeded on schedule, and all DEM operations including manufacturing, distribution, MIS, finance, sales and marketing have been transferred to SMP locations. As planned, we have exited seven of the acquired nine facilities, and this has been accomplished within our original time frame of twelve to eighteen months. The integration moves have been completed within budget, and thus far we have maintained all the DEM customers.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

SALES. Consolidated net sales in the first quarter of 2005 were $207.3 million, an increase of $2.5 million or 1.2%, compared to $204.8 million in the first quarter of 2004. Net sales increased modestly in Temperature Control and Europe Segments offset by a $1.2 million decrease in Engine Management sales.

GROSS MARGINS. Gross margins were 23.4% in the first quarter of 2005 compared to 24.9% in the first quarter of 2004. The decrease was primarily from Engine Management gross margins at 22.8% in the first quarter of 2005 compared to 27.1% in the first quarter of 2004. The margins were negatively impacted by added costs from outside purchases to maintain customer fill levels and inefficiencies from new hires in the new facilities. The Engine Management margins are expected to improve going forward from the benefit of planned price increases, material cost savings and improved labor efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased by $5.3 million to $42.1 million in the first quarter of 2005, compared to $47.3 million in the first quarter of 2004. The reduction in SG&A expenses was attributable to synergies from the DEM integration. The most significant reduction was in distribution expenses as we exited the 677,000 square foot Nashville, Tennessee distribution center during the second half of 2004. As a percentage of net sales, SG&A expenses decreased to 20.3% in the first quarter of 2005 from 23.1% in the first quarter of 2004.

INTEGRATION EXPENSES. Integration expenses in the first quarter of 2005 were $524,000, compared to $1.4 million in the first quarter of 2004 primarily from the DEM integration.

OPERATING INCOME. Operating income was $5.8 million in the first quarter of 2005, compared to $2.3 million in the first quarter of 2004. The increase was primarily due to the reduction in SG&A expenses slightly offset by lower gross margins explained above.

OTHER INCOME (EXPENSE), NET. Other expense, net decreased to $215,000 in the first quarter of 2005, compared to other income, net of $243,000 in the first quarter of 2004 primarily due to reduced income from disposal of property, plant and equipment, foreign exchange impact and other net expenses.

INTEREST EXPENSE. Interest expense increased by $541,000 in the first quarter 2005 compared to the same period in 2004, due to higher borrowings and higher average borrowing costs.

INCOME TAX PROVISION. The effective tax rate for continuing operations increased from 25% in the first quarter of 2004 to 43% in first quarter of 2005, primarily due to lower earnings from our Puerto Rico operations which has a lower tax jurisdiction and slightly higher losses from our European Segment for which no income tax benefit is being recorded.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation reflect legal expenses associated with our asbestos-related liability. We recorded $407,000 and $425,000 as a loss from discontinued operation in the first quarter of 2005 and 2004, respectively. As discussed more fully in note 12 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first quarter of 2005, cash used in operations amounted to $42.5 million, compared to $33.5 million in the same period of 2004. The increase is primarily attributable to an increase in inventory and accounts receivable and a decrease in sundry payables and accrued expenses, offset by an increase in accounts payable.

INVESTING ACTIVITIES. Cash used in investing activities was $1.9 million in the first quarter of 2005, compared to $2.9 million in the same period of 2004. The decrease is primarily due to the 2004 payment of the inventory acquisition from the Canadian distribution of Dana Corporation.

FINANCING ACTIVITIES. Cash provided by financing activities was $38.5 million in the first quarter of 2005, compared to $34.8 million in the same period of 2004. The increase is primarily due to an increase in borrowings under our line of credit offset by a decrease in our overdraft balances.

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

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the amendments to the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. We subsequently received a waiver of compliance with the EBITDA covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004 and received a waiver of compliance with the fixed charge coverage ratio for the fiscal quarter ending December 31, 2004.

In March 2005, we amended our revolving credit facility to provide, among other things, for the following: (1) borrowings of the Company are no longer collateralized by the assets, including accounts receivable, inventory and fixed assets, of our Canadian subsidiary; (2) the specified levels of fixed charge coverage has been modified for 2005 and thereafter; (3) our Canadian subsidiary was released from its obligations under a guaranty and security agreement; and
(4) the Company's pledge of stock of its Canadian subsidiary to the lenders was reduced from a 100% to a 65% pledge of stock.

At March 31, 2005, we were not in compliance with the minimum fixed charge coverage ratio contained in our revolving credit facility. However, we received a waiver of compliance of such covenant for the quarter ended March 31, 2005. The waiver was part of an amendment to our revolving credit facility, which provided, among other things, for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; and (2) there is a limit on our ability to redeem drafts prior to the maturity date thereof under our customer draft programs.

In connection with out acquisition of DEM, on June 30, 2003 we also issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is December 31, 2008. The promissory note may be prepaid in whole or in part of any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by the related building and property.

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. Our working capital is further being impacted by restructuring and integration costs, as well as inventory build-ups necessary to ensure order fulfillment during the DEM integration. These increased working capital requirements are funded by borrowings from our lines of credit. In 2004 and the first quarter of 2005, we also received the benefit from accelerating accounts receivable collections from customer draft programs. While this program was new in 2004, we cannot ensure such programs will remain going forward. An amendment to our revolving credit facility limits our ability to redeem drafts prior to the maturity date thereof under our customer draft programs. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

In October 2003, we entered into a new interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million.

On July 26, 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures carry an interest of 6.75%, payable semi-annually, debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short-term bank borrowings and repurchase a portion of our common stock.

During 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock was repurchased to meet present and future requirements of our stock option programs and to fund our Employee Stock Option Plan (ESOP). As of March 31, 2005, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2004, 2003 and 2002 and the first quarter of 2005, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM as of December 31, 2004. There have been no significant changes to this information at March 31, 2005.

                                    ----------------------------------------------------------------
(IN THOUSANDS)                         2005          2006          2007         2008         2009      THEREAFTER       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt ..............   $      534    $      586    $      615   $   15,695   $   90,597   $    6,743    $  114,770
Operating leases ................        7,079         6,421         5,358        4,621        3,720       19,784        46,983
Interest rate swap agreements....           --          (362)           --           --           --           --          (362)
Postemployee retirement
    funding .....................        1,201         1,278         1,408        1,556        1,720       12,475        19,638
Severance payments related
    to integration ..............        3,999           251            --           --           --           --         4,250
                                    ----------    ----------    ----------   ----------   ----------   ----------    ----------

          Total commitments .....   $   12,813    $    8,174    $    7,381   $   21,872   $   96,037   $   39,002    $  185,279
                                    ==========    ==========    ==========   ==========   ==========   ==========    ==========

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2005, the allowance for sales returns was $22.6 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2005, the allowance for doubtful accounts and for discounts was $9.7 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2005, we had a valuation allowance of $23.1 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our business, financial condition and results of operations.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year, we calculated the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 11 and 12 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary's functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We have exchange rate exposure, primarily, with respect to the Canadian dollar and the British pound. As of December 31, 2004 and March 31, 2005, our financial instruments which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 49% at December 31, 2004 and 56% at March 31, 2005.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements as required under Section 404 of the Sarbanes-Oxley Act.

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

While these material weaknesses did not have an effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there were no material inaccuracies or omissions of material facts in this Report.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended March 31, 2005 and subsequent to that date, we made and continue to make changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including the following:

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

The certifications of the Company's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Report include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. These officers believe these certifications to be accurate, because we did have procedures in place during the quarter ended March 31, 2005 to detect errors in our systems. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statue in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004 and March 31, 2005 approximately 3,700 cases and 3,780 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are $2.4 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. The Company is in the process of preparing its answer to the complaint. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

ITEM 5. OTHER INFORMATION

AMENDMENT TO CREDIT AGREEMENT

On May 9, 2005, the Company and certain of its wholly owned subsidiaries entered into an amendment of its Amended and Restated Credit Agreement dated as of February 7, 2003, as further amended (the "Credit Agreement"), with General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., for itself and as syndicate agent, and GMAC Commercial Finance LLC, for itself and as documentation agent. The amendment provides for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; and (2) there is a limit on our ability to redeem drafts prior to the maturity date thereof under our customer draft programs.

The description set forth above is qualified by the Waiver and Amendment No. 5 to the Amended and Restated Credit Agreement filed herewith as exhibit 10.16.

ITEM 6. EXHIBITS

      10.16 Waiver and Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 9, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders.
      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1  Certification of Chief Executive Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2  Certification of Chief Financial Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   STANDARD MOTOR PRODUCTS, INC.
                                                            (Registrant)


Date: May 10, 2005                                 /s/ James J. Burke
                                                   ------------------
                                                   James J. Burke
                                                   Vice President Finance,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                          STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

 10.16 Waiver and Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 9, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders.
 31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.3 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.4 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.