Form 10-Q
period 2005-06-30
STANDARD MOTOR PRODUCTS INC
filed 2005-08-09
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of the close of business on July 29, 2005, there were 19,844,651 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets
           as of June 30, 2005 (Unaudited) and December 31, 2004.......     3

           Consolidated Statements of Operations and Retained Earnings (Unaudited) for the Three Months and Six Months Ended
           June 30, 2005 and 2004......................................     4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months Ended June 30, 2005 and 2004.............     5

           Notes to Consolidated Financial Statements (Unaudited)......     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..     27

Item 4.    Controls and Procedures.....................................     27

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     30

Item 4.    Submission of Matters to a Vote of Security Holders.........     31

Item 6.    Exhibits....................................................     32

Signature..............................................................     33

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)

                                                                                   June 30,      December 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
                                                                                  (Unaudited)
           ASSETS
CURRENT ASSETS:
       Cash and cash equivalents .............................................   $      6,197    $     14,934
       Accounts receivable, less allowances for discounts and doubtful
           accounts of $10,009 and $9,354 for 2005 and 2004, respectively ....        248,681         151,352
       Inventories ...........................................................        261,438         258,641
       Deferred income taxes .................................................         14,773          14,809
       Prepaid expenses and other current assets .............................          8,963           7,480
                                                                                 ------------    ------------
           Total current assets ..............................................        540,052         447,216
                                                                                 ------------    ------------
Property, plant and equipment, net ...........................................         89,032          97,425
Goodwill and other intangibles, net ..........................................         69,011          69,911
Other assets .................................................................         40,427          42,017
                                                                                 ------------    ------------
           Total assets ......................................................   $    738,522    $    656,569
                                                                                 ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable .........................................................   $    178,465    $    109,416
       Current portion of long-term debt .....................................            534             534
       Accounts payable ......................................................         68,924          46,487
       Sundry payables and accrued expenses ..................................         19,596          31,241
       Restructuring accrual .................................................          2,706           6,999
       Accrued rebates .......................................................         26,824          24,210
       Accrued customer returns ..............................................         27,875          23,127
       Payroll and commissions ...............................................         11,930          10,442
                                                                                 ------------    ------------
              Total current liabilities ......................................        336,854         252,456
                                                                                 ------------    ------------
Long-term debt ...............................................................        113,965         114,236
Postretirement medical benefits and other accrued liabilities ................         47,568          44,111
Restructuring accrual ........................................................         11,791          12,394
Accrued asbestos liabilities .................................................         25,585          26,060
                                                                                 ------------    ------------
              Total liabilities ..............................................        535,763         449,257
                                                                                 ------------    ------------
Commitments and contingencies (Notes 8, 10 and 12) Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares .......         40,972          40,972
       Capital in excess of par value ........................................         56,986          57,424
       Retained earnings .....................................................        115,694         120,218
       Accumulated other comprehensive income ................................          3,322           4,805
       Treasury stock - at cost 941,885 and 1,067,308 shares in
              2005 and 2004, respectively) ...................................        (14,215)        (16,107)
                                                                                 ------------    ------------
                  Total stockholders' equity .................................        202,759         207,312
                                                                                 ------------    ------------
                  Total liabilities and stockholders' equity .................   $    738,522    $    656,569
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                       ------------------------------------------------------------
                                                                         2005             2004            2005            2004
                                                                         ----             ----            ----            ----
                                                                              (Unaudited)                      (Unaudited)
Net sales ..........................................................   $    226,512    $    235,049    $    433,838    $    439,830
Cost of sales ......................................................        177,602         172,781         336,493         326,602
                                                                       ------------    ------------    ------------    ------------
       Gross profit ................................................         48,910          62,268          97,345         113,228
Selling, general and administrative expenses .......................         43,705          46,674          85,781          94,002
Restructuring expenses .............................................          3,878           2,556           4,402           3,923
                                                                       ------------    ------------    ------------    ------------
       Operating income ............................................          1,327          13,038           7,162          15,303
Other income, net ..................................................          1,194             700             979             943
Interest expense ...................................................          4,290           3,681           8,065           6,915
                                                                       ------------    ------------    ------------    ------------
       Earnings (loss) from continuing operations before taxes .....         (1,769)         10,057              76           9,331
 Provision (benefit) for income tax ................................           (488)          2,514             304           2,333
                                                                       ------------    ------------    ------------    ------------
       Earnings (loss) from continuing operations ..................         (1,281)          7,543            (228)          6,998
Loss from discontinued operation, net of tax .......................           (384)           (851)           (791)         (1,276)
                                                                       ------------    ------------    ------------    ------------
       Net earnings (loss) .........................................         (1,665)          6,692          (1,019)          5,722
Retained earnings at beginning of period ...........................        119,117         138,854         120,218         141,553
                                                                       ------------    ------------    ------------    ------------
                                                                            117,452         145,546         119,199         147,275
Less: cash dividends for period ....................................          1,758           1,741           3,505           3,470
                                                                       ------------    ------------    ------------    ------------
Retained earnings at end of period .................................   $    115,694    $    143,805    $    115,694    $    143,805
                                                                       ============    ============    ============    ============
PER SHARE DATA:
Net earnings (loss) per common share - Basic:
     Earnings (loss) from continuing operations ....................   $      (0.07)   $       0.39    $      (0.01)   $       0.36
     Discontinued operation ........................................          (0.02)          (0.04)          (0.04)          (0.06)
                                                                       ------------    ------------    ------------    ------------
     Net earnings (loss) per common share - Basic ..................   $      (0.09)   $       0.35    $      (0.05)   $       0.30
                                                                       ============    ============    ============    ============
Net earnings (loss) per common share - Diluted:
     Earnings (loss) from continuing operations ....................   $      (0.07)   $       0.38    $      (0.01)   $       0.36
     Discontinued operation ........................................          (0.02)          (0.04)          (0.04)          (0.06)
                                                                       ------------    ------------    ------------    ------------
     Net earnings (loss) per common share - Diluted ................   $      (0.09)   $       0.34    $      (0.05)   $       0.30
                                                                       ============    ============    ============    ============
Average number of common shares ....................................     19,538,269      19,346,553      19,489,583      19,290,048
                                                                       ============    ============    ============    ============
Average number of common shares and dilutive
     common shares .................................................     19,538,269      22,247,798      19,489,583      19,394,511
                                                                       ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                         ----------------------------
                                                                                             2005            2004
                                                                                             ----            ----
                                                                                                  (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings (loss) ..................................................................   $     (1,019)   $      5,722
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
 Depreciation and amortization .......................................................          8,828           9,094
 (Gain) loss on disposal and impairment of property, plant and equipment .............          2,228             (69)
 Equity income from joint ventures ...................................................           (399)           (575)
 Employee stock ownership plan allocation ............................................            671             822
 Loss from discontinued operation, net of tax ........................................            791           1,276
Change in assets and liabilities, net of effects from acquisitions:
 Increase in accounts receivable, net ................................................        (97,329)        (48,699)
 Increase in inventories .............................................................         (2,797)        (10,324)
 Increase in prepaid expenses and other current assets ...............................           (776)         (1,814)
 Decrease in other assets ............................................................          1,989             912
 Increase in accounts payable ........................................................         14,929           5,984
 (Decrease) increase in sundry payables and accrued expenses .........................         (9,031)          5,648
 Decrease in restructuring accrual ...................................................         (4,896)         (5,027)
 Increase in other liabilities .......................................................          8,838           5,030
                                                                                         ------------    ------------
       Net cash used in operating activities .........................................        (77,973)        (32,020)
                                                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property, plant and equipment .............................          1,937             482
 Capital expenditures, net of effects from acquisitions ..............................         (4,152)         (3,727)
 Payments for acquisitions, net of cash acquired .....................................             --          (2,906)
                                                                                         ------------    ------------
       Net cash used in investing activities .........................................         (2,215)         (6,151)
                                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line-of-credit agreements ......................................         69,049          24,719
 Principal payments and retirement of long term debt .................................           (271)         (3,070)
 Increase in overdraft balances ......................................................          7,508          12,090
 Dividends paid ......................................................................         (3,505)         (3,470)
 Proceeds from exercise of employee stock options ....................................             --             469
                                                                                         ------------    ------------
       Net cash provided by financing activities .....................................         72,781          30,738
                                                                                         ------------    ------------
Effect of exchange rate changes on cash ..............................................         (1,330)         (1,062)
                                                                                         ------------    ------------
Net decrease in cash and cash equivalents ............................................         (8,737)         (8,495)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .................................         14,934          19,647
                                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .......................................   $      6,197    $     11,152
                                                                                         ============    ============

Supplemental disclosure of cash flow information
 Cash paid during the period for:
     Interest ........................................................................   $      8,095    $      7,569
                                                                                         ============    ============
     Income taxes ....................................................................   $      2,321    $      1,199
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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Also, in March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109." The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our Company evaluates tax positions for recognition. FASB has requested comments on the proposed Interpretation by September 12, 2005 and is proposing to make it effective for the December 31, 2005 calendar year.

NOTE 3. RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with the acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") on June 30, 2004, we reviewed our operations and implemented integration plans to restructure the operations of DEM. We announced in a press release on July 8, 2003 that we will close seven DEM facilities, and we have subsequently ceased operations in all of these facilities. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003 (subsequently reduced to $33.7 million during 2003). Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the costs to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of DEM employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2004 and the six months ended June 30, 2005, termination benefits of $9.4 million and $2.3 million, respectively, have been charged to the restructuring accrual. As of June 30, 2005, the reserve balance was $2.0 million. We expect to pay most of this amount for work force reductions in 2005.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The restructuring accrual also includes approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. At June 30, 2005, seven facilities have ceased operating activities for which we have lease commitments through 2021. Exit costs of $2.6 million were paid as of June 30, 2005 leaving a reserve balance at $12.5 million as of June 30, 2005. Selected information relating to the remaining restructuring costs is as follows (in thousands):

                                                      Workforce     Other
                                                      Reduction   Exit Costs     Totals
                                                     ----------   ----------   ----------
Restructuring liability at December 31, 2004 .....   $    4,250   $   15,143   $   19,393
Cash payments during first six months of 2005 ....        2,283        2,613        4,896
                                                     ----------   ----------   ----------
Restructuring liability as of June 30, 2005 ......   $    1,967   $   12,530   $   14,497
                                                     ==========   ==========   ==========

INTEGRATION EXPENSES

During the second quarter of 2005 and 2004, we incurred integration expenses of $3.9 million and $2.6 million, respectively. For the six months ended June 30, 2005 and 2004, we incurred integration expenses of $4.4 million and $3.9 million, respectively. The 2004 expenses related to the DEM integration, namely equipment and inventory move costs, employee stay bonuses and other facility consolidation costs. In the second quarter of 2005, the Company effected an asset write down for the outsourcing of some of its Temperature Control product lines, resulting in a $3.5 million integration expense. Additional costs, which might be incurred to dispose of these assets, would be immaterial and below the salvage value which might be realized upon our eventual disposition of these assets. The remainder of second quarter 2005 expenses are primarily from the DEM integration, significantly reduced from 2004 given the advanced stage of the project.

NOTE 4. CHANGE IN ACCOUNTING PRINCIPLE

ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS

New customer acquisition costs refer to arrangements pursuant to which we incur changeover costs to induce a new or existing customer to switch from a competitor's brand. In addition, changeover costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. In accordance with APB No. 20, "Accounting Changes" and FAS No. 3, the change in accounting for new customer acquisition costs effective as of October 1, 2004 is reflected in the following unaudited quarterly 2004 results as if the change had occurred on January 1, 2004 with the quarterly results for the first and second quarters of 2004 restated as if the new policy had

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES been in effect throughout 2004 (in thousands, except per share data):

                                                              1st Quarter     2nd Quarter
                                                               (Restated)      (Restated)
                                                              (Unaudited)     (Unaudited)
                                                             ------------    ------------
      2004
      Net sales, as reported .............................   $    204,781    $    235,049
      Cumulative effect at January 1, 2004 ...............         (2,605)             --
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ...........            148              83
      New sales, as adjusted .............................        202,324         235,132

      Net loss, as reported ..............................           (970)          6,692
      Cumulative effect at January 1, 2004, net of tax
         effects .........................................         (1,564)             --
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ...........             89              50
      Net loss, as adjusted ..............................         (2,445)          6,742

      Basic net loss per share, as reported ..............          (0.05)           0.35
      Cumulative effect at January 1, 2004, net of tax
         effects .........................................          (0.08)             --
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ...........             --              --
      Basic net loss per share, as adjusted ..............          (0.13)           0.35

      Diluted net loss per share, as reported ............          (0.05)           0.34
      Cumulative effect at January 1, 2004, net of tax
         effects .........................................          (0.08)             --
      Effect of change in accounting for new customer
         acquisition costs, net of tax effects ...........             --              --
      Diluted net loss per share, as adjusted ............          (0.13)           0.34

NOTE 5. INVENTORIES

                                             June 30,     December 31,
                                               2005           2004
                                            (unaudited)
                                           ---------------------------
                                                 (in thousands)
Finished goods, net ....................   $    192,384   $    192,017
Work in process, net ...................          4,466          4,691
Raw materials, net .....................         64,588         61,933
                                           ------------   ------------
    Total inventories, net .............   $    261,438   $    258,641
                                           ============   ============

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 6. CREDIT FACILITIES AND LONG-TERM DEBT

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

Effective June 30, 2003, in connection with our acquisition of DEM, we amended and restated our credit agreement to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under the revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement from 2006 to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, which includes the purchased assets of DEM. After taking into effect outstanding borrowings under the revolving credit facility, there was an additional $75.2 million available for us to borrow pursuant to the formula at June 30, 2005. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2004 and June 30, 2005, the interest rate on the Company's revolving credit facility was 4.4% and 5.3%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under the revolving credit facility, classified as current liabilities, were $103.6 million and $171.8 million at December 31, 2004 and June 30, 2005, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. We subsequently received a waiver of compliance with the EBITDA covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004, and received a waiver of compliance with the fixed charge coverage ratio for the quarter ended December 31, 2004.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under this facility was $5.8 million and $6.6 million at December 31, 2004 and June 30, 2005, respectively. The weighted average interest rates on these borrowings at December 31, 2004 and June 30, 2005 were 6.9% and 7.4%, respectively.

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

On June 30, 2003, in connection with our acquisition of DEM, we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

Long-term debt consists of (in thousands):

                                                        June 30,    December 31,
                                                          2005          2004
                                                          ----          ----
                                                      (Unaudited)
6.75% convertible subordinated debentures ..........  $    90,000   $    90,000
Unsecured promissory note ..........................       15,125        15,125
Mortgage loan ......................................        9,149         9,381
Other ..............................................          225           264
                                                      -----------   -----------
                                                          114,499       114,770
Less current portion ...............................          534           534
                                                      -----------   -----------
     Total non-current portion of long-term debt ...  $   113,965   $   114,236
                                                      ===========   ===========

Maturities of long-term debt during the five years ending December 31, 2005 through 2009 are $0.5 million, $0.6 million, $0.6 million, $15.7 million and $90.6 million, respectively, and $6.6 million thereafter.

The Company had deferred financing cost in other assets of $5.2 million and $4.5 million as of December 31, 2004 and June 30, 2005, respectively. These costs are related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to eight years.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows (in thousands):

                                                                  Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                ------------------------    ------------------------
                                                                   2005          2004          2005          2004
                                                                   ----          ----          ----          ----
   Net earnings (loss) as reported ..........................   $   (1,665)   $    6,692    $   (1,019)   $    5,722
   Foreign currency translation adjustments .................       (1,388)         (854)       (1,781)       (1,021)
   Minimum pension liability adjustment .....................          162            --           234            --
   Change in fair value of interest rate swap agreements ....          (86)          473            64           402
                                                                ----------    ----------    ----------    ----------
   Total comprehensive earnings (loss), net of taxes ........   $   (2,977)   $    6,311    $   (2,502)   $    5,103
                                                                ==========    ==========    ==========    ==========

Accumulated other comprehensive income is comprised of the following (in thousands):

                                                                 June 30,    December 31,
                                                                   2005          2004
                                                                   ----          ----
   Foreign currency translation adjustments..................   $    6,241    $    8,022
   Unrealized loss on interest rate swap
        agreement, net of tax................................          336           272
   Minimum pension liability, net of tax.....................       (3,255)       (3,489)
                                                                ----------    ----------
   Total accumulated other comprehensive income..............   $    3,322    $    4,805
                                                                ==========    ==========

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

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                    June 30,
                                                              ------------------------    ------------------------
                                                                 2005          2004          2005          2004
                                                                 ----          ----          ----          ----
   Net earnings (loss) as reported ........................   $   (1,665)   $    6,692    $   (1,019)   $    5,722
   Less: Total stock-based employee compensation
        expense determined under fair value method for
        all awards, net of related tax effects ............         (183)         (129)         (312)         (194)
                                                              ----------    ----------    ----------    ----------
   Pro forma net earnings (loss) ..........................   $   (1,848)   $    6,563    $   (1,331)   $    5,528
                                                              ==========    ==========    ==========    ==========
   Earnings (loss) per share:
        Basic - as reported ...............................   $    (0.09)   $     0.35    $    (0.05)   $     0.30
                                                              ==========    ==========    ==========    ==========
        Basic - pro forma .................................   $    (0.09)   $     0.34    $    (0.07)   $     0.29
                                                              ==========    ==========    ==========    ==========
        Diluted - as reported .............................   $    (0.09)   $     0.34    $    (0.05)   $     0.30
                                                              ==========    ==========    ==========    ==========
        Diluted - pro forma ...............................   $    (0.09)   $     0.34    $    (0.07)   $     0.29
                                                              ==========    ==========    ==========    ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

At June 30, 2005, under our stock option plans there were an aggregate of (a) 1,401,952 shares of common stock authorized for grants, (b) 1,370,452 shares of common stock granted, and (c) 31,500 shares of common stock available for future grants.

NOTE 9. EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                         ----            ----            ----            ----
   Earnings (loss) from continuing operations ....   $     (1,281)   $      7,543    $       (228)   $      6,998
   Loss from discontinued operations .............           (384)           (851)           (791)         (1,276)
                                                     ------------    ------------    ------------    ------------
   Earnings available to common
       stockholders ..............................         (1,665)          6,692          (1,019)          5,722
                                                     ------------    ------------    ------------    ------------
   Interest related to convertible debentures ....             --             911              --              --
                                                     ------------    ------------    ------------    ------------
   Net earnings (loss) available to
       common stockholders .......................   $     (1,665)   $      7,603    $     (1,019)   $      5,772
                                                     ============    ============    ============    ============

   Weighted average common shares
       outstanding - basic .......................     19,538,269      19,346,553      19,489,583      19,290,048
   Effect of convertible debentures ..............             --       2,796,120              --              --
   Dilutive effect of stock options ..............             --         105,125              --         104,463
                                                     ------------    ------------    ------------    ------------
   Weighted average common shares
       outstanding - diluted .....................     19,538,269      22,247,798      19,489,583      19,394,511
                                                     ============    ============    ============    ============

The shares listed below were not included in the computation of diluted earnings
(loss) per share because to do so would have been anti-dilutive for the periods presented.

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                         ----            ----            ----            ----
   Stock options..................................     1,330,451       782,878        1,330,451         773,599
   Convertible debentures.........................     2,796,120            --        2,796,120       2,796,120

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

The components of net period benefit cost for the three months ended June 30 of our US and UK deferred benefit plans are as follows (in thousands):

                                                Pension Benefits               Postretirement Benefits
                                             ---------------------------------------------------------
                                              2005             2004             2005             2004
                                             ---------------------------------------------------------
Service cost............................     $  130           $  113           $  726           $  871
Interest cost...........................        131               80              530              455
Amortization of prior service cost......         40               28               31               31
Actuarial net loss......................          5               37               --               20
                                             ------           ------           ------           ------
Net periodic benefit cost...............     $  306           $  258           $1,287           $1,377
                                             ======           ======           ======           ======

The components of net period benefit cost for the six months ended June 30 of our U.S. and UK deferred benefit plans are as follows (in thousands):

                                                Pension Benefits               Postretirement Benefits
                                             ---------------------------------------------------------
                                              2005             2004             2005             2004
                                             ---------------------------------------------------------
Service cost ...........................     $  260           $  226           $1,636           $1,741
Interest cost ..........................        262              160            1,079              911
Amortization of prior service cost .....         80               56               62               62
Actuarial net loss .....................         10               74                2               40
                                             ------           ------           ------           ------
Net periodic benefit cost ..............     $  612           $  516           $2,779           $2,754
                                             ======           ======           ======           ======

NOTE 11. INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                              Three Months Ended June 30,
                             -------------------------------------------------------------
                                         2005                             2004
                             -------------------------------------------------------------
                                              OPERATING                        OPERATING
                               NET SALES    INCOME (LOSS)       NET SALES    INCOME (LOSS)
                               ---------    -------------       ---------    -------------
                                                    (in thousands)
Engine Management .......    $    143,595    $      7,049     $    144,869    $     12,971
Temperature Control .....          67,440             (58)          76,251           6,444
Europe ..................          12,134              17           10,753            (149)
All Other ...............           3,343          (5,681)           3,176          (6,228)
                             ------------    ------------     ------------    ------------
Consolidated ............    $    226,512    $      1,327     $    235,049    $     13,038
                             ============    ============     ============    ============

                                               Six Months Ended June 30,
                             -------------------------------------------------------------
                                         2005                             2004
                             -------------------------------------------------------------
                                              OPERATING                        OPERATING
                               NET SALES    INCOME (LOSS)       NET SALES    INCOME (LOSS)
                               ---------    -------------       ---------    -------------
                                                    (in thousands)
Engine Management .......    $    284,036    $     17,129     $    286,533    $     22,064
Temperature Control .....         121,002           1,499          127,445           5,276
Europe ..................          23,079            (462)          21,023            (370)
All Other ...............           5,721         (11,004)           4,829         (11,667)
                             ------------    ------------     ------------    ------------
Consolidated ............    $    433,838    $      7,162     $    439,830    $     15,303
                             ============    ============     ============    ============

NOTE 12. COMMITMENTS AND CONTINGENCIES

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004 and June 30, 2005, approximately 3,700 cases and 3,900 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are $2.8 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Given the uncertainties associated with projecting such matters into the future, the relatively short period of time that we have been responsible for defending these claims, and other factors outside our control, we can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. We intend to file a motion to dismiss the complaint. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

We are involved in various other litigation and product liability matters arising in the ordinary course of business. Although the final outcome of any asbestos-related matters or any other litigation or product

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES liability matter cannot be determined, based on our understanding and evaluation of the relevant facts and circumstances, it is our opinion that the final outcome of these matters will not have a material adverse effect on our business, financial condition or results of operations.

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. As of June 30, 2005 and 2004, we have accrued $15.9 million and $17.5 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended June 30, 2005 and 2004 were $16.0 million and $13.3 million, respectively, and $27.2 million and $25.4 million for the six months ended June 30, 2005 and 2004, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                   -------------------------     -------------------------
                                                      2005           2004           2005           2004
                                                      ----           ----           ----           ----
Balance, beginning of period ..................    $   12,982     $   14,738     $   13,194     $   13,987
Liabilities accrued for current year sales ....        16,042         13,310         27,169         25,374
Settlements of warranty claims ................       (13,126)       (10,583)       (24,465)       (21,896)
                                                   ----------     ----------     ----------     ----------
Balance, end of period ........................    $   15,898     $   17,465     $   15,898     $   17,465
                                                   ==========     ==========     ==========     ==========

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

Of the total liability, $15.7 million related to work force reductions and employee termination benefits. This amount primarily represented severance costs relating to the involuntary termination of DEM employees individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. As of June 30, 2005, the remaining reserve balance was $2.0 million, and we expect to pay most of this amount in 2005 for work force reductions. Termination benefits of $1.1 million and $2.3 million were paid in the second quarter of 2005 and the six months ended June 30, 2005, respectively. The restructuring costs also included approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs. Exit costs of $1.4 million and $2.6 million were paid in the second quarter of 2005 and the six months ended June 30, 2005, respectively, leaving the exit reserve balance at $12.5 million as of June 30, 2005.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

SALES. Consolidated net sales in the second quarter of 2005 were $226.5 million, a decrease of $8.5 million, or 3.6%, compared to $235 million in the second quarter of 2004, mainly due to Temperature Control net sales decreasing $8.8 million or 11.6% in the second quarter of 2005. Temperature Control has experienced an increase in sales volume in the latter part of June 2005 as a result of a hot summer. This increase has continued into the third quarter of 2005 as we experienced a 25% increase in volume for the month of July. Our Temperature Control sales for the three months ended June 30, 2005 are behind the comparable period in 2004 due to a lack of early season orders, but we anticipate sales holding at more favorable levels for the balance of the season.

GROSS MARGINS. Gross margins were down at 21.6% in the second quarter of 2005 compared to 26.5% in the second quarter of 2004 due to Engine Management, while margins for our other segments were stable. The margins in Engine Management were negatively impacted primarily due to price decreases initiated early in 2005 to match OE competitor prices and higher customer returns in the second quarter 2005. We expect Engine Management margins to improve going forward due to the benefit of price increases implemented over the past 60 days and improved material costs and other operational improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased by $3 million to $43.7 million in the second quarter of 2005, compared to $46.7 million in the second quarter of 2004. The reduction in SG&A expenses was attributable to synergies from the DEM integration. The most significant reduction was in distribution expenses as we exited the 677,000 square foot Nashville, Tennessee distribution center during the second half of 2004.

INTEGRATION EXPENSES. Integration expenses in the second quarter of 2005 were $3.9 million, compared to $2.6 million in the second quarter of 2004. $3.5 million of the integration expenses was from an asset impairment charge in our Temperature Control business related to a strategic decision to outsource certain products previously manufactured. $3.4 million of this charge was for non-cash charges. Additional costs, which might be incurred to dispose of these assets, would be immaterial and below the salvage value which might be realized upon our eventual disposition of these assets. All of the $2.6 million of integration expenses in the second quarter of 2004 was related to the DEM integration.

OPERATING INCOME. Operating income was $1.3 million in the second quarter of 2005, compared to $13 million in the second quarter of 2004. The decrease was due to decreased net sales and gross margins, partially offset by lower SG&A expenses.

OTHER INCOME, NET. Other income, net increased primarily due to higher income from joint ventures.

INTEREST EXPENSE. Interest expense increased by $0.6 million in the second quarter 2005 compared to the same period in 2004 due to higher borrowings and higher average borrowing costs.

INCOME TAX PROVISION. The effective tax rate for continuing operations increased from 25% in the second quarter of 2004 to 27.6% in the second quarter of 2005.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation, net of tax reflect legal expenses associated with our asbestos related liability. We recorded $0.4 million and $0.9 million as a loss from discontinued operations for the three months ended June 30, 2005 and 2004, respectively, reflecting lower legal expenses. As discussed more fully in note 12 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30,
2004

SALES. Consolidated net sales for the six months ended June 30, 2005 were $433.8 million, a decrease of $6 million, or 1.4%, compared to $439.8 million in the same period of 2004. The net sales decrease was primarily due to our Temperature Control net sales decreasing by $6.4 million or 5.1% as explained above.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased by 3.3 percentage points to 22.4% for the six months ended June 30, 2005 from 25.7% in the same period of 2004. The decrease was related to Engine Management gross margins decreases as explained above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased $8.2 million to $85.8 million or 19.8% of consolidated net sales for the six months ended June 30, 2005, compared to $94 million or 21.4% of consolidated net sales in the same period of 2004. The reduction in SG&A expenses was attributable to synergies from the DEM integration as explained above.

INTEGRATION EXPENSES. Integration expenses for the six months ended June 30, 2005 were $4.4 million, compared to $3.9 million for the same period in 2004.

OPERATING INCOME. Operating income decreased by $8.1 million to $7.2 million for the six months ended June 30, 2005, compared to $15.3 million in the same period in 2004. The decrease was due to decreased net sales and gross margins, partially offset by lower SG&A expenses.

OTHER INCOME, NET. Other income, net increased slightly primarily due to higher income from joint ventures.

INTEREST EXPENSE. Interest expense increased by $1.2 million for the six months ended June 30, 2005 compared to the same period in 2004 due to higher borrowings and higher average borrowing costs.

INCOME TAX PROVISION. The tax provision rate for continuing operations for the six months ended June 30, 2005 primarily reflects taxes from foreign operations offset by a benefit for losses from US operations. The Company's valuation allowance for net deferred tax assets increased $0.8 million, based on a consistent method of recognizing tax loss benefit to approximately the alternate minimum rate.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax reflect legal expenses associated with our asbestos related liability. We recorded $0.8 million and $1.3 million as a loss from discontinued operations for the six months ended June 30, 2005 and 2004, respectively. As discussed in note 12 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of 2005, cash used in operations amounted to $78 million, compared to $32 million in the same period of 2004. The increase is primarily attributable to an increase in accounts receivable arising from a decline in the early monetizing of the negotiable draft programs with certain of our significant customers in order to comply with our revolving line of credit.

INVESTING ACTIVITIES. Cash used in investing activities was $2.2 million in the first six months of 2005, compared to $6.2 million in the same period of 2004. The decrease is primarily attributable to payments related to the DEM acquisition.

FINANCING ACTIVITIES. Cash provided by financing activities was $72.8 million in the first six months of 2005, compared to $30.7 million in the same period of 2004. The increase is primarily due to an increase in borrowings under our line of credit.

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

In connection with out acquisition of DEM on June 30, 2003, we also issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is December 31, 2008. The promissory note may be prepaid in whole or in part of any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by the related building and property.

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. Our working capital is further being impacted by restructuring and integration costs, as well as inventory build-ups necessary to ensure order fulfillment during the DEM integration. These increased working capital requirements are funded by borrowings from our lines of credit. In 2004 and the first quarter of 2005, we also received the benefit from accelerating accounts receivable collections from customer draft programs. However, in the third quarter of 2005 we will be evaluating whether to continue to utilize the early monetizing option of these accounts receivable under the draft program. An amendment to our revolving credit facility limits our ability to redeem drafts prior to the maturity date thereof under our customer draft programs. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

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

During 1998 through 2000, the Board of Directors authorized multiple repurchase programs under which we could repurchase shares of our common stock. During such years, $26.7 million (in the aggregate) of common stock was repurchased to meet present and future requirements of our stock option programs and to fund our Employee Stock Option Plan (ESOP). As of June 30, 2005, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2004, 2003 and 2002 and the first six months of 2005, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM as of December 31, 2004. There have been no significant changes to this information at June 30, 2005.

                                ---------------------------------------------------------------
(IN THOUSANDS)                     2005         2006          2007         2008         2009      THEREAFTER      TOTAL
-------------------------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt ..........   $      534   $      586    $      615   $   15,695   $   90,597   $    6,743   $  114,770
Operating leases ............        7,079        6,421         5,358        4,621        3,720       19,784       46,983
Interest rate swap agreements           --         (362)           --           --           --           --         (362)
Postemployee retirement
    funding .................        1,201        1,278         1,408        1,556        1,720       12,475       19,638
Severance payments related
    to integration ..........        3,999          251            --           --           --           --        4,250
                                ----------   ----------    ----------   ----------   ----------   ----------   ----------
          Total commitments..   $   12,813   $    8,174    $    7,381   $   21,872   $   96,037   $   39,002   $  185,279
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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2005, the allowance for sales returns was $27.9 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2005, the allowance for doubtful accounts and for discounts was $10.0 million.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS. New customer acquisition costs refer to arrangements pursuant to which we incur changeover costs to induce a new customer to switch from a competitor's brand. In addition, changeover costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the amount as if the change in accounting principle had taken effect on October 1, 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2005, we had a valuation allowance of $23.9 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 11 and 12 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Also, in March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109." The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our Company evaluates tax positions for recognition. FASB has requested comments on the proposed Interpretation by September 12, 2005 and is proposing to make it effective for the December 31, 2005 calendar year.

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

We have exchange rate exposure primarily with respect to the Canadian dollar and the British pound. As of December 31, 2004 and June 30, 2005, our financial instruments which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 49% at December 31, 2004 and 60.9% at June 30, 2005.

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

Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company's internal control over financial reporting beyond what has existed in prior years, and we have taken various actions to improve our disclosure controls and procedures and to remediate our internal control over financial reporting including, but not limited to, the following:

      (1) We have engaged a search firm to assist us in the hiring of additional senior level accounting staff. In July 2005, we hired a Corporate Controller/Chief Accounting Officer and expect to fill other senior accounting positions by the end of the third quarter of 2005. In addition, in the first quarter of 2005, we hired a Financial Compliance Manager to help drive our Sarbanes-Oxley compliance effort.

      (2) We have re-allocated resources to our accounting and finance department to strengthen our accounting function. In particular, in the first quarter of 2005 we have transferred one employee from our European operations to become our Engine Management Group Controller, and in the second quarter of 2005 we transferred one employee from our Canadian operations to serve in a senior level accounting position in our Engine Management division. In addition, in the fourth quarter of 2004 we have hired, and are continuing to utilize, an outside consultant to assist us with our accounting function.

      (3) In 2004, we retained an independent third party consulting firm to assist us in the preparation, documentation and testing of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We are continuing to utilize this consulting firm with our Sarbanes-Oxley compliance efforts in 2005.

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

(b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended June 30, 2005 and subsequent to that date, we made and continue to make changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including the following:

      (1) Hired a new Corporate Controller/Chief Accounting Officer and a senior level accounting manager and continuing a search for additional senior level accounting staff.

      (2) Increased employee training on compliance with Section 404 of the Sarbanes-Oxley Act at our various facilities.

      (3) Continuing to utilize a consulting firm with the requisite experience and expertise to assist us in the implementation and compliance with Section 404 of the Sarbanes-Oxley Act.

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

The certifications of the Company's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Report include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. These officers believe these certifications to be accurate, because we did have procedures in place during the quarter ended June 30, 2005 to detect errors in our systems. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004 and June 30, 2005 approximately 3,700 cases and 3,900 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are $2.8 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. We intend to file a motion to dismiss the complaint. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   Our 2005 Annual Meeting of Stockholders was held on May 19, 2005.

(b)   The following persons were elected as our directors:

                  Robert M. Gerrity
                  Kenneth A. Lehman
                  Lawrence I. Sills
                  Arthur S. Sills
                  Peter J. Sills
                  Frederick D. Sturdivant
                  William H. Turner
                  Richard S. Ward
                  Roger M. Widmann

(c)   The following matters were voted upon at the Annual Meeting:

      (1)   Election of Directors:

                                          VOTES FOR      VOTES WITHHELD
                                          ---------      --------------

            Robert M. Gerrity            14,768,492         3,020,409
            Kenneth A. Lehman            14,761,900         3,027,001
            Arthur S. Sills              14,571,089         3,217,812
            Lawrence I. Sills            14,569,963         3,218,938
            Peter J. Sills               14,570,564         3,218,337
            Frederick D. Sturdivant      14,768,092         3,020,809
            William H. Turner            14,431,656         3,357,245
            Richard S. Ward              14,768,217         3,020,684
            Roger M. Widmann             14,900,517         2,888,384

      (2) Stockholder Proposal Requesting the Board of Directors to Redeem the Preferred Share Purchase Rights:

                  VOTES FOR   VOTES AGAINST   VOTES WITHHELD   VOTES ABSTAINED
                  ---------   -------------   --------------   ---------------
                  7,034,777     7,761,154        2,968,768          24,202

      (3) Ratification of Appointment of Grant Thornton LLP as the Company's Registered Public Accounting Firm:

                   VOTES FOR        VOTES AGAINST         VOTES ABSTAINED
                   ---------        -------------         ---------------
                  17,737,623           23,908                  27,370

ITEM 6. EXHIBITS

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

                                                STANDARD MOTOR PRODUCTS, INC.
                                                        (Registrant)


Date: August 9, 2005                            /s/ James J. Burke
                                                ------------------
                                                James J. Burke
                                                Vice President Finance,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

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