Form 10-Q
period 2005-09-30
STANDARD MOTOR PRODUCTS INC
filed 2005-11-09
CIK 93389

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  |_|      No  |X|

As of the close of business on October 28, 2005, there were 19,849,651 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         as of September 30, 2005 (Unaudited) and December 31, 2004 ....    3

         Consolidated Statements of Operations and Retained Earnings (Unaudited) for the Three Months and Nine Months Ended
         September 30, 2005 and 2004 ...................................    4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended September 30, 2005 and 2004 .........    5

         Notes to Consolidated Financial Statements (Unaudited) ........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................   19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....   29

Item 4.  Controls and Procedures .......................................   30

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   33

Item 5.  Other Information .............................................   33

Item 6.  Exhibits ......................................................   34

Signature ..............................................................   34

PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except for shares and per share data)

                                                                                September 30,   December 31,
                                                                                    2005            2004
                                                                                ------------    ------------
                                                                                (Unaudited)
           ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ............................................   $     13,596    $     14,934
       Accounts receivable, less allowances for discounts and doubtful
           accounts of $9,978 and $9,354 for 2005 and 2004, respectively ....        260,877         151,352
       Inventories, net .....................................................        240,266         258,641
       Deferred income taxes, net ...........................................         14,797          14,809
       Prepaid expenses and other current assets ............................          9,224           7,480
                                                                                ------------    ------------
           Total current assets .............................................        538,760         447,216
                                                                                ------------    ------------
Property, plant and equipment, net ..........................................         88,086          97,425
Goodwill and other intangibles, net .........................................         68,662          69,911
Other assets ................................................................         40,854          42,017
                                                                                ------------    ------------
           Total assets .....................................................   $    736,362    $    656,569
                                                                                ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable ........................................................   $    180,465    $    109,416
       Current portion of long-term debt ....................................            534             534
       Accounts payable .....................................................         56,381          46,487
       Sundry payables and accrued expenses .................................         22,193          31,241
       Restructuring accrual ................................................          2,699           6,999
       Accrued rebates ......................................................         26,069          24,210
       Accrued customer returns .............................................         31,687          23,127
       Payroll and commissions ..............................................         14,232          10,442
                                                                                ------------    ------------
              Total current liabilities .....................................        334,260         252,456
                                                                                ------------    ------------
Long-term debt ..............................................................        113,829         114,236
Postretirement medical benefits and other accrued liabilities ...............         45,268          44,111
Restructuring accrual .......................................................         11,515          12,394
Accrued asbestos liabilities ................................................         25,565          26,060
                                                                                ------------    ------------
              Total liabilities .............................................        530,437         449,257
                                                                                ------------    ------------
Commitments and contingencies (Notes 8, 10 and 12) Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares ......         40,972          40,972
       Capital in excess of par value .......................................         56,966          57,424
       Retained earnings ....................................................        117,648         120,218
       Accumulated other comprehensive income ...............................          4,478           4,805
       Treasury stock - at cost 936,885 and 1,067,308 shares in
              2005 and 2004, respectively ...................................        (14,139)        (16,107)
                                                                                ------------    ------------
                  Total stockholders' equity ................................        205,925         207,312
                                                                                ------------    ------------
                  Total liabilities and stockholders' equity ................   $    736,362    $    656,569
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              (In thousands, except for shares and per share data)

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
                                                                  ----------------------------------------------------
                                                                     2005          2004          2005          2004
                                                                     ----          ----          ----          ----
                                                                         (Unaudited)                 (Unaudited)
Net sales .....................................................   $  224,438    $  203,487    $  658,276    $  643,317
Cost of sales .................................................      175,301       150,945       511,794       477,547
                                                                  ----------    ----------    ----------    ----------
     Gross profit .............................................       49,137        52,542       146,482       165,770
Selling, general and administrative expenses ..................       39,134        43,436       124,915       137,438
Restructuring expenses ........................................          218         4,669         4,620         8,592
                                                                  ----------    ----------    ----------    ----------
     Operating income .........................................        9,785         4,437        16,947        19,740
Other income, net .............................................           67           823         1,046         1,766
Interest expense ..............................................        4,552         3,474        12,617        10,389
                                                                  ----------    ----------    ----------    ----------
     Earnings from continuing operations before taxes .........        5,300         1,786         5,376        11,117
Provision for income tax ......................................        1,137           446         1,441         2,779
                                                                  ----------    ----------    ----------    ----------
     Earnings from continuing operations ......................        4,163         1,340         3,935         8,338
Loss from discontinued operation, net of tax ..................          449         2,016         1,240         3,292
                                                                  ----------    ----------    ----------    ----------
     Net earnings (loss) ......................................        3,714          (676)        2,695         5,046
Retained earnings at beginning of period ......................      115,694       143,805       120,218       141,553
                                                                  ----------    ----------    ----------    ----------
                                                                     119,408       143,129       122,913       146,599
Less: cash dividends for period ...............................        1,760         1,742         5,265         5,212
                                                                  ----------    ----------    ----------    ----------
Retained earnings at end of period ............................   $  117,648    $  141,387    $  117,648    $  141,387
                                                                  ==========    ==========    ==========    ==========
PER SHARE DATA:
Net earnings (loss) per common share - Basic:
     Earnings (loss) from continuing operations ...............   $     0.21    $     0.07    $     0.20    $     0.43
     Discontinued operation ...................................        (0.02)        (0.10)        (0.06)        (0.17)
                                                                  ----------    ----------    ----------    ----------
     Net earnings (loss) per common share - Basic .............   $     0.19    $    (0.03)   $     0.14    $     0.26
                                                                  ==========    ==========    ==========    ==========
Net earnings (loss) per common share - Diluted:
     Earnings (loss) from continuing operations ...............   $     0.21    $     0.07    $     0.20    $     0.43
     Discontinued operation ...................................        (0.02)        (0.10)        (0.06)        (0.17)
                                                                  ----------    ----------    ----------    ----------
     Net earnings (loss) per common share - Diluted ...........   $     0.19    $    (0.03)   $     0.14    $     0.26
                                                                  ==========    ==========    ==========    ==========
Average number of common shares ...............................   19,547,319    19,356,423    19,509,040    19,312,334
                                                                  ==========    ==========    ==========    ==========
Average number of common shares and dilutive common shares ....   19,577,972    19,460,252    19,546,261    19,415,562
                                                                  ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       --------------------
                                                                                         2005        2004
                                                                                         ----        ----
                                                                                            (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings .......................................................................   $  2,695    $  5,046
Adjustments to reconcile net earnings to net cash used in operating activities:
 Depreciation and amortization .....................................................     12,968      13,719
 Loss on disposal and impairment of property, plant and equipment ..................      2,461          49
 Equity income from joint ventures .................................................       (675)       (872)
 Employee stock ownership plan allocation ..........................................      1,009       1,233
 Loss from discontinued operation, net of tax ......................................      1,240       3,292
Change in assets and liabilities, net of effects from acquisitions:
 Increase in accounts receivable, net ..............................................   (109,525)     (3,201)
 Decrease (increase) in inventories ................................................     18,375     (15,316)
 Increase in prepaid expenses and other current assets .............................     (1,399)     (5,193)
 Decrease in other assets ..........................................................      1,838         810
 Increase (decrease) in accounts payable ...........................................      7,848     (10,306)
 (Decrease) increase in sundry payables and accrued expenses .......................     (7,190)      9,774
 Decrease in restructuring accrual .................................................     (5,179)     (8,587)
 Increase in other liabilities .....................................................     12,340      10,113
                                                                                       --------    --------
       Net cash (used in) provided by operating activities .........................    (63,194)        561
                                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property, plant and equipment ...........................      1,937         887
 Capital expenditures, net of effects from acquisitions ............................     (7,169)     (6,112)
 Payments for acquisitions, net of cash acquired ...................................         --      (2,906)
                                                                                       --------    --------
       Net cash used in investing activities .......................................     (5,232)     (8,131)
                                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line-of-credit agreements ....................................     71,049      11,515
 Principal payments and retirement of long-term debt ...............................       (407)     (3,196)
 Increase in overdraft balances ....................................................      2,046       1,844
 Dividends paid ....................................................................     (5,265)     (5,212)
 Proceeds from exercise of employee stock options ..................................         --         569
                                                                                       --------    --------
       Net cash provided by financing activities ...................................     67,423       5,520
                                                                                       --------    --------
Effect of exchange rate changes on cash ............................................       (335)       (692)
                                                                                       --------    --------
Net decrease in cash and cash equivalents ..........................................     (1,338)     (2,742)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...............................     14,934      19,647
                                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .....................................   $ 13,596    $ 16,905
                                                                                       ========    ========
Supplemental disclosure of cash flow information
 Cash paid during the period for:
     Interest ......................................................................   $ 13,709    $ 12,026
                                                                                       ========    ========
     Income taxes ..................................................................   $  2,882    $  1,627
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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. In connection with the Medicare Reform Act, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation ("APBO") under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services ("CMS") released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will qualify for the direct subsidies and that our APBO decreased by $9.3 million. As a result, our 2005 post-retirement benefit cost is expected to decrease by $1.1 million. The impact of the Medicare Reform Act on our post-retirement plan was compounded by changes made during the year in the modalities of the plan, namely regarding increased participant contributions and reduced eligibility. Prior to these changes, the impact of the Medicare Reform Act had been estimated to be immaterial and therefore not included in previous actuarial evaluations.

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements for years beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Also, in March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R in 2006.

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

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109." The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our Company evaluates tax positions for recognition. The FASB expects to issue the final Interpretation in the first quarter of 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 3. RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with the acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") on June 30, 2003, we reviewed our operations and implemented integration plans to restructure the operations of DEM. We announced in a press release on July 8, 2003 that we will close seven DEM facilities, and we have subsequently ceased operations in all of these facilities. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003 (subsequently reduced to $33.7 million during 2003). Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the costs to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of DEM employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2004 and the nine months ended September 30, 2005, termination benefits of $9.4 million and $2.2 million, respectively, have been charged to the restructuring accrual. As of September 30, 2005, the reserve balance was $2.0 million. We expect to pay most of this amount for work force reductions in 2006.

The restructuring accrual also included approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. At September 30, 2005, seven facilities have ceased operating activities for which we have lease commitments through 2021. Exit costs of $2.9 million were paid as of September 30, 2005, leaving a reserve balance of $12.2 million as of September 30, 2005. Selected information relating to the remaining restructuring costs is as follows (in thousands):

                                                       Workforce   Lease-Related
                                                       Reduction     Exit Costs     Totals
                                                       ------------------------------------
Restructuring liability at December 31, 2004 ........   $ 4,250       $ 15,143     $ 19,393
Cash payments during first nine months of 2005 ......     2,243          2,936        5,179
Restructuring liability as of September 30, 2005 ....   $ 2,007       $ 12,207     $ 14,214

INTEGRATION COSTS

During the third quarter of 2005 and 2004, we incurred integration costs of $0.2 million and $4.7 million, respectively. For the nine months ended September 30, 2005 and 2004, we incurred integration costs of $4.6 million and $8.6 million, respectively. The 2004 costs related to the DEM integration, namely equipment and inventory move costs, employee stay bonuses and other facility consolidation costs. In the second quarter of 2005, the Company effected an asset write down for the outsourcing of some of its Temperature Control product lines, resulting in a $3.4 million integration cost. Additional costs, which might be incurred to dispose of these assets, would be immaterial and below the salvage value which might be realized upon our eventual disposition of these assets. The remainder of 2005 costs are primarily from the DEM integration, significantly reduced from 2004 given the advanced stage of the integration.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

                                                          1st Quarter     2nd Quarter    3rd Quarter
                                                          (Restated)      (Restated)     (Restated)
                                                          (Unaudited)     (Unaudited)    (Unaudited)
                                                          -----------     -----------    -----------
2004
Net sales, as reported ..............................      $ 204,781       $ 235,049      $ 203,487
Cumulative effect at January 1, 2004 ................         (2,605)             --             --
Effect of change in accounting for new customer .....            148              83           (220)
   acquisition costs, net of tax effects
New sales, as adjusted ..............................        202,324         235,132        203,267

Net (loss) gain reported ............................           (970)          6,692           (676)
Cumulative effect at January 1, 2004, net of tax ....         (1,564)             --             --
   effects
Effect of change in accounting for new customer .....             89              50           (132)
   acquisition costs, net of tax effects
Net (loss) gain, as adjusted ........................         (2,445)          6,742           (808)

Basic net  (loss) gain per share, as reported .......          (0.05)           0.35          (0.03)
Cumulative effect at January 1, 2004, net of tax ....          (0.08)             --             --
   effects
Effect of change in accounting for new customer .....             --              --          (0.01)
   acquisition costs, net of tax effects
Basic net (loss) gain per share, as adjusted ........          (0.13)           0.35          (0.04)

Diluted net  (loss) gain per share, as reported .....          (0.05)           0.34          (0.03)
Cumulative effect at January 1, 2004, net of tax ....          (0.08)             --             --
   effects
Effect of change in accounting for new customer .....             --              --          (0.01)
   acquisition costs, net of tax effects
Diluted net  (loss) gain per share, as adjusted .....          (0.13)           0.34          (0.04)

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 5. INVENTORIES

                                              September 30,   December 31,
                                                  2005            2004
                                               (unaudited)
                                              ----------------------------
                                                     (in thousands)
Finished goods, net ........................  $    174,406    $    192,017
Work in process, net .......................         4,455           4,691
Raw materials, net .........................        61,405          61,933
                                              ------------    ------------
    Total inventories, net .................  $    240,266    $    258,641
                                              ============    ============

NOTE 6. CREDIT FACILITIES AND LONG-TERM DEBT

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

Effective June 30, 2003, in connection with our acquisition of DEM, we amended and restated our credit agreement to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under the revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement from 2006 to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets, which includes the purchased assets of DEM. After taking into effect outstanding borrowings under the revolving credit facility, there was an additional $64.4 million available for us to borrow pursuant to the formula at September 30, 2005. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2004 and September 30, 2005, the interest rate on the Company's revolving credit facility was 4.4% and 5.9%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under the revolving credit facility, classified as current liabilities, were $103.6 million and $173.7 million at December 31, 2004 and September 30, 2005, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. We subsequently received a waiver of compliance with the EBITDA covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004, and received a waiver of compliance with the fixed charge coverage ratio for the quarters ended December 31, 2004 and March 31, 2005.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

In May 2005, we amended our revolving credit facility to provide, among other things, for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; and (2) there is a limit on our ability to redeem drafts prior to the maturity date thereof under our customer draft programs.

At September 30, 2005, we were not in compliance with a covenant contained in our revolving credit facility relating to the limitation on redemption of drafts prior to the maturity date thereof under our customer draft programs. However, we received a waiver of compliance of such covenant for the quarter ended September 30, 2005. The waiver was part of an amendment to our revolving credit facility on November 4, 2005, which provided, among other things, for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; (2) the removal of the limit on our ability to redeem the current drafts prior to the maturity date; and (3) the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

In addition, a foreign subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under this facility was $5.8 million and $6.8 million at December 31, 2004 and September 30, 2005, respectively. The weighted average interest rates on these borrowings at December 31, 2004 and September 30, 2005 were 6.9% and 7.3%, respectively.

On July 26, 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The convertible debentures are convertible into 2,796,120 shares of our common stock at the option of the holder. We may, at our option, redeem some or all of the convertible debentures at any time on or after July 15, 2004 for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The convertible debentures are subordinated in right of payment to all of the Company's existing and future senior indebtedness.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Long-term debt consists of (in thousands):

                                                    September 30,   December 31,
                                                        2005            2004
                                                        ----            ----
                                                     (Unaudited)

6.75% convertible subordinated debentures ........  $     90,000    $    90,000
Unsecured promissory note ........................        15,125         15,125
Mortgage loan ....................................         9,032          9,381
Other ............................................           206            264
                                                    ------------    -----------
                                                         114,363        114,770
Less current portion .............................           534            534
                                                    ------------    -----------
     Total non-current portion of long-term debt..  $    113,829    $   114,236
                                                    ============    ===========

Maturities of long-term debt during the five years ending December 31, 2005 through 2009 are $0.5 million, $0.6 million, $0.5 million, $15.7 million and $90.6 million, respectively, and $6.6 million thereafter.

The Company had deferred financing cost in other assets of $5.2 million and $4.1 million as of December 31, 2004 and September 30, 2005, respectively. These costs are related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to eight years.

NOTE 7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of income tax expense is as follows (in thousands):

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                          --------------------     ---------------------
                                                            2005        2004         2005         2004
                                                            ----        ----         ----         ----
Net earnings (loss) as reported ......................    $  3,714    $   (676)    $  2,695     $  5,046
Foreign currency translation adjustments .............       1,056         430         (725)        (593)
Minimum pension liability adjustment .................          56      (2,610)         290       (2,610)
Change in fair value of interest rate
   swap agreements ...................................          44        (141)         108          261
                                                          --------    --------     --------     --------
Total comprehensive earnings (loss), net of taxes ....    $  4,870    $ (2,997)    $  2,368     $  2,104
                                                          ========    ========     ========     ========

Accumulated other comprehensive income is comprised of the following (in thousands):

                                                  September 30,   December 31,
                                                      2005            2004
                                                      ----            ----

Foreign currency translation adjustments .......  $      7,297    $     8,022
Unrealized gain on interest rate swap
   agreement, net of tax .......................           380            272
Minimum pension liability, net of tax ..........        (3,199)        (3,489)
                                                  ------------    -----------
Total accumulated other comprehensive income ...  $      4,478    $     4,805
                                                  ============    ===========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 8. STOCK-BASED COMPENSATION PLAN

Under SFAS No. 123, "Accounting for Stock-Based Compensation," we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted are exercisable at prices equal to the fair market value or greater of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for any stock options granted. There were no stock options granted during the three months ended September 30, 2005 and 2004. If we accounted for stock-based compensation using the fair value method of SFAS, as amended by Statement No. 148, the effect on net earnings (loss) and basic and diluted earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                            --------------------     --------------------
                                                              2005        2004         2005        2004
                                                              ----        ----         ----        ----
Net earnings (loss) as reported ........................    $  3,714    $   (676)    $  2,695    $  5,046
Less: Total stock-based employee compensation
     expense determined under fair value method for
     all awards, net of related tax effects ............         183         129          495         323
                                                            --------    --------     --------    --------
Pro forma net earnings (loss) ..........................    $  3,531    $   (805)    $  2,200    $  4,723
                                                            ========    ========     ========    ========
Earnings (loss) per share:
     Basic - as reported ...............................    $   0.19    $  (0.03)    $   0.14    $   0.26
                                                            ========    ========     ========    ========
     Basic - pro forma .................................    $   0.18    $  (0.04)    $   0.11    $   0.24
                                                            ========    ========     ========    ========
     Diluted - as reported .............................    $   0.19    $  (0.03)    $   0.14    $   0.26
                                                            ========    ========     ========    ========
     Diluted - pro forma ...............................    $   0.18    $  (0.04)    $   0.11    $   0.24
                                                            ========    ========     ========    ========

At September 30, 2005, under our stock option plans there were an aggregate of
(a) 1,299,251 shares of common stock authorized for grants, (b) 1,264,001 shares of common stock granted, and (c) 35,250 shares of common stock available for future grants.

NOTE 9. EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):

                                                              Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                            -----------------------    -----------------------
                                                               2005         2004          2005         2004
                                                               ----         ----          ----         ----
Earnings from continuing operations .....................   $    4,163   $    1,340    $    3,935   $    8,338
Loss from discontinued operations .......................          449        2,016         1,240        3,292
                                                            ----------   ----------    ----------   ----------
Net earnings (loss) available to common stockholders ....   $    3,714   $     (676)   $    2,695   $    5,046
                                                            ==========   ==========    ==========   ==========
Weighted average common shares outstanding - basic ......   19,547,319   19,356,423    19,509,040   19,312,334
Dilutive effect of stock options ........................       30,653      103,829        37,221      103,228
                                                            ----------   ----------    ----------   ----------
Weighted average common shares outstanding - diluted ....   19,577,972   19,460,252    19,546,261   19,415,562
                                                            ==========   ==========    ==========   ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The shares listed below were not included in the computation of diluted earnings
(loss) per share because to do so would have been anti-dilutive for the periods presented.

                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                              ---------------------   ---------------------
                                 2005        2004        2005        2004
                                 ----        ----        ----        ----
Stock options .............   1,233,348     726,099   1,226,780     726,099
Convertible debentures ....   2,796,120   2,796,120   2,796,120   2,796,120

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

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis. Effective September 1, 2005, the Company restricted the eligibility requirements of employees who can participate in this program, whereby all active participants hired after 1995 are no longer eligible. On January 21, 2005, the Centers for Medicare and Medicaid Services ("CMS") released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies, and our APBO is expected to decrease by $9.3 million. As a result, our 2005 post-retirement benefit cost is expected to decrease by approximately $1.1 million.

In addition, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, we recognized a curtailment gain of $3.8 million for our post-retirement plan related to changes made to our plan, namely reducing the number of participants eligible for our plan by making all active participants hired after 1995 no longer eligible. The curtailment accounting requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the changes.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The components of net period benefit cost for the three months ended September 30 of our US and UK deferred benefit plans are as follows (in thousands):

                                                               Postretirement
                                         Pension Benefits         Benefits
                                         --------------------------------------
                                           2005      2004      2005       2004
                                         --------------------------------------
Service cost .........................   $   130   $   113   $ 1,078    $   871
Interest cost ........................       131        80       776        455
Amortization of prior service cost ...        40        28       123         31
Actuarial net loss ...................         4        37         1         20
SFAS 106 curtailment gain ............        --        --    (3,842)        --
                                         -------   -------   -------    -------
Net periodic benefit cost ............   $   305   $   258   $(1,864)   $ 1,377
                                         =======   =======   =======    =======

The components of net period benefit cost for the nine months ended September 30 of our U.S. and UK deferred benefit plans are as follows (in thousands):

                                                               Postretirement
                                         Pension Benefits         Benefits
                                         --------------------------------------
                                           2005      2004      2005       2004
                                         --------------------------------------
Service cost .........................   $   390   $   339   $ 2,714    $ 2,613
Interest cost ........................       393       240     1,854      1,365
Amortization of prior service cost ...       120        84       185         93
Actuarial net loss ...................        14       111         3         60
SFAS 106 curtailment gain ............        --        --    (3,842)        --
                                         -------   -------   -------    -------
Net periodic benefit cost ............   $   917   $   774   $   914    $ 4,131
                                         =======   =======   =======    =======

NOTE 11. INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                     Three Months Ended September 30,
                          ------------------------------------------------------
                                    2005                         2004
                          ------------------------------------------------------
                                        Operating                    Operating
                          Net Sales   Income (Loss)    Net Sales   Income (Loss)
                          ---------   -------------    ---------   -------------
                                             (in thousands)
Engine Management ......   $135,819      $  2,349       $136,269      $  8,586
Temperature Control ....     74,537         7,078         54,821         1,368
Europe .................     11,600           250         10,352          (508)
All Other ..............      2,482           108          2,045        (5,009)
                           --------      --------       --------      --------
Consolidated ...........   $224,438      $  9,785       $203,487      $  4,437
                           ========      ========       ========      ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      Nine Months Ended September 30,
                          ------------------------------------------------------
                                    2005                         2004
                          ------------------------------------------------------
                                        Operating                    Operating
                          Net Sales   Income (Loss)    Net Sales   Income (Loss)
                          ---------   -------------    ---------   -------------
                                             (in thousands)
Engine Management ......   $419,855      $ 19,478       $422,802      $ 30,650
Temperature Control ....    195,539         8,577        182,266         6,645
Europe .................     34,679          (212)        31,375          (878)
All Other ..............      8,203       (10,896)         6,874       (16,677)
                           --------      --------       --------      --------
Consolidated ...........   $658,276      $ 16,947       $643,317      $ 19,740
                           ========      ========       ========      ========

NOTE 12. COMMITMENTS AND CONTINGENCIES

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004 and September 30, 2005, approximately 3,700 cases and 3,900 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are $2.8 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

As is our accounting policy, we update the actuarial study during the third quarter of each year. The most recent update to the actuarial study was performed as of August 31, 2005 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $25 to $51 million for the period through 2049. The change from the prior year study was a $3 million decrease for the low end of the range and a $12 million decrease for the high end of the range. Although there was a decline in the range of liability, given the relative volatility of the actuarial evaluations over the prior three years, we decided to maintain the reserve of $27.6 million until more experience is gained. Legal costs, which are expensed as incurred, are estimated to range from $16 to $20 million during the same period.

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

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. As of September 30, 2005 and 2004, we have accrued $16.8 million and $16.8 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended September 30, 2005 and 2004 were $15.0 million and $14.7 million, respectively, and $42.1 million and $40.0 million for the nine months ended September 30, 2005 and 2004, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following table provides the changes in our product warranties (in thousands):

                                                   Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                  --------------------    --------------------
                                                    2005        2004        2005        2004
                                                    ----        ----        ----        ----
Balance, beginning of period ..................   $ 15,898    $ 17,465    $ 13,194    $ 13,987
Liabilities accrued for current year sales ....     14,952      14,665      42,121      40,039
Settlements of warranty claims ................    (14,059)    (15,300)    (38,524)    (37,196)
                                                  --------    --------    --------    --------
Balance, end of period ........................   $ 16,791    $ 16,830    $ 16,791    $ 16,830
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

Of the total liability, $15.7 million related to work force reductions and employee termination benefits. This amount primarily represented severance costs relating to the involuntary termination of DEM employees individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. As of September 30, 2005, the remaining reserve balance was $2.0 million. We expect to pay most of this amount for work force reductions in 2006. Termination benefits of $0.0 million and $2.2 million were paid in the third quarter of 2005 and the nine months ended September 30, 2005, respectively. The restructuring costs also included approximately $18.0 million associated with exiting certain activities, primarily related to lease and contract termination costs. Exit costs of $0.3 million and $2.9 million were paid in the third quarter of 2005 and the nine months ended September 30, 2005, respectively, leaving the exit reserve balance at $12.2 million as of September 30, 2005.

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

INVENTORY MANAGEMENT. We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In addition to warranty returns, we also permit our customers to return products to us within customer-specific limits (which is generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. The Company accrues for overstock returns as a percentage of sales, after giving consideration to recent returns history. In addition, the seasonality of our Temperature Control segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.

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

DISCOUNTS, ALLOWANCES AND INCENTIVES. In connection with our sales activities, we offer a variety of usual customer discounts, allowances and incentives. First, we offer cash discounts for paying invoices in accordance with the specified discounted terms of the invoice. Historical experience is analyzed on a timely basis and is applied as a reduction of sales. Second, we offer pricing discounts based on volume and different product lines purchased from us. These discounts are principally in the form of "off-invoice" discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly basis instead of "off-invoice", we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided. We account for these discounts and allowances as a reduction to revenues, and record them when sales are recorded.

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

SALES. Consolidated net sales in the third quarter of 2005 were $224.4 million, an increase of $21 million, or 10.3%, compared to $203.5 million in the third quarter of 2004, mainly due to Temperature Control net sales increasing $19.7 million or 36% in the third quarter of 2005 driven by a very hot summer.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 21.9% in the third quarter of 2005 compared to 25.8% in the third quarter of 2004 due to Engine Management margin reductions, partially offset by volume driven margin improvements in Temperature Control. The margins in Engine Management were negatively impacted due to price decreases initiated early in 2005 to match OE competitor prices as well as inventory write-downs related to the integration of the DEM inventories. We expect Engine Management margins to improve going forward due to the benefit of price increases implemented in the third quarter of 2005 and improved material costs and other operational improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased by $4.3 million to $39.1 million in the third quarter of 2005, compared to $43.4 million in the third quarter of 2004. The reduction in SG&A expenses were primarily due to substantial changes made to our retiree medical program, which will result in a reduction of roughly $5 million to our annual expense, $3.8 million of which is included in our third quarter results as a SFAS 106 curtailment gain. In accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, we recognized a curtailment gain for the post-retirement plans related to changes made to our plan namely regarding limiting eligibility. The curtailment accounting requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the changes. During the three months ended September 30, 2005, we recognized a $3.8 million curtailment gain related to our post-retirement benefit plan which was recorded as a decrease of net periodic benefit cost.

RESTRUCTURING EXPENSES. Restructuring expenses in the third quarter of 2005 were $0.2 million, compared to $4.7 million in the third quarter of 2004. The restructuring expenses for both periods primarily related to the DEM integration, the reduction reflecting the advanced stage of the integration.

OPERATING INCOME. Operating income was $9.8 million in the third quarter of 2005, compared to $4.4 million in the third quarter of 2004. The increase was due to higher sales in Temperature Control and lower overall SG&A and restructuring expenses, partially offset by reduced Engine Management margins.

OTHER INCOME, NET. Other income, net decreased $0.8 million primarily due to exchange losses related to the Canadian dollar.

INTEREST EXPENSE. Interest expense increased by $1.1 million in the third quarter 2005 compared to the same period in 2004 due to higher borrowings and higher average borrowing costs.

INCOME TAX PROVISION. The effective tax rate for continuing operations decreased from 25% in the third quarter of 2004 to 21% in the third quarter of 2005. This reflected a reduction in the valuation allowance, due to higher quarterly earnings reducing our requirement for proportionate recognition for full year valuation allowance estimates.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation, net of tax, reflect legal expenses associated with our asbestos related liability and adjustments to our indemnity reserve based upon an annual actuarial study. We recorded $0.4 million and $2.0 million as a loss from discontinued operations for the three months ended September 30, 2005 and 2004, respectively, reflecting lower legal expenses in 2005 and a $3 million upward adjustment to the reserve in 2004 in accordance with the higher liability determined by the August 2004 actuarial evaluation. This evaluation was slightly lower in August 2005. As discussed more fully in note 12 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

SALES. Consolidated net sales for the nine months ended September 30, 2005 were $658.3 million, an increase of $15 million, or 2.3%, compared to $643.3 million in the same period of 2004. The net sales increase was primarily due to our Temperature Control net sales increasing by $13.3 million or 7.3% driven by high temperatures in the third quarter as explained above.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased by 3.5 percentage points to 22.3% for the nine months ended September 30, 2005 from 25.8% in the same period of 2004. The decrease was related to Engine Management gross margin decreases, as explained above, declining from 27.3% to 20.5% of sales for the nine months ended September 30, 2004 and 2005, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased $12.5 million to $124.9 million or 19% of consolidated net sales for the nine months ended September 30, 2005, compared to $137.4 million or 21.4% of consolidated net sales in the same period of 2004. The reduction in SG&A expenses was attributable to synergies from the DEM integration, namely from distribution facility reductions, as well as the SFAS 106 curtailment gain in the third quarter 2005 resulting from the changes to our retiree medical program explained above.

RESTRUCTURING EXPENSES. Restructuring expenses for the nine months ended September 30, 2005 were $4.6 million, compared to $8.6 million for the same period in 2004. $3.5 million of the restructuring expenses for the nine months ended September 30, 2005 was from an asset impairment charge in our Temperature Control business related to a strategic decision to outsource certain products previously manufactured. $3.4 million of this charge was for non-cash charges. Additional costs, which might be incurred to dispose of these assets, would be immaterial and below the salvage value which might be realized upon our eventual disposition of these assets. The remaining $1.1 million of the 2005 expense primarily relates to DEM, the reduction reflecting the significant advancement of the termination program. The $8.6 million of the 2004 restructuring expenses primarily relates to DEM.

OPERATING INCOME. Operating income decreased by $2.8 million to $16.9 million for the nine months ended September 30, 2005, compared to $19.7 million in the same period in 2004. The decrease was due to decreased Engine Management gross margins, partially offset by higher sales in our other segments as well as lower SG&A expenses.

OTHER INCOME, NET. Other income, net decreased slightly primarily due to exchange losses due to the Canadian dollar, partially offset by joint venture income increases.

INTEREST EXPENSE. Interest expense increased by $2.2 million for the nine months ended September 30, 2005 compared to the same period in 2004 due to higher borrowings and higher average borrowing costs.

INCOME TAX PROVISION. The income tax provision rate for continuing operations for the nine months ended September 30, 2005 increased by 1.8 percentage points from 25% in 2004 to 26.8% in 2005. The increase was due to an increase to valuation allowance as well as lower proportionate earnings in Puerto Rico which carry a lower tax rate and higher proportionate earnings in Temperature Control in the US which carry a higher tax rate.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments to our indemnity reserve based upon an annual actuarial study. We recorded $1.2 million and $3.3 million as a loss from discontinued operations for the nine months ended September 30, 2005 and 2004, respectively. In 2004, we recorded a charge of $3 million pursuant to an increase in the asbestos actuarial evaluation of August 2004. This evaluation was slightly lower in August 2005. As discussed in note 12 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first nine months of 2005, cash used in operations amounted to $63.2 million, compared to $0.6 million cash provided by operating activities in the same period of 2004. The increase is primarily attributable to a net increase in accounts receivable of $106.3 million partly offset by a net decrease in inventories of $33.7 million. The increase in receivables is due to peak seasonality of our Temperature Control business and from a decline in the early monetizing of the negotiable draft programs with certain of our significant customers in order to comply with our revolving line of credit. The inventory reduction primarily reflects the peak seasonality of our Temperature Control business.

INVESTING ACTIVITIES. Cash used in investing activities was $5.2 million in the first nine months of 2005, compared to $8.1 million in the same period of 2004. The decrease is primarily attributable to payments related to the DEM acquisition.

FINANCING ACTIVITIES. Cash provided by financing activities was $67.4 million in the first nine months of 2005, compared to $5.5 million in the same period of 2004. The increase is primarily due to an increase in borrowings under our line of credit.

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

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, new financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the amendments to the credit agreement, at the end of each fiscal quarter through December 31, 2004, (2) commencing September 30, 2004, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2007, and (3) to limit capital expenditure levels for each fiscal year through 2007. We subsequently received a waiver of compliance with the EBITDA covenant for the fiscal quarters ending September 30, 2004 and December 31, 2004 and received a waiver of compliance with the fixed charge coverage ratio for the fiscal quarters ending December 31, 2004 and March 31, 2005.

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

In May 2005, we amended our revolving credit facility to provide, among other things, for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; and (2) there is a limit on our ability to redeem drafts prior to the maturity date thereof under our customer draft programs.

At September 30, 2005, we were not in compliance with a covenant contained in our revolving credit facility relating to the limitation on redemption of drafts prior to the maturity date thereof under our customer draft programs. However, we received a waiver of compliance of such covenant for the quarter ended September 30, 2005. The waiver was part of an amendment to our revolving credit facility on November 4, 2005, which provided, among other things, for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; (2) the removal of the limit on our ability to redeem the current drafts prior to the maturity date; and (3) the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

In connection with our acquisition of DEM on June 30, 2003, we also issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is December 31, 2008. The promissory note may be prepaid in whole or in part of any time without penalty.

On June 27, 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by the related building and property.

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. Our working capital is further being impacted by restructuring and integration costs, as well as inventory build-ups necessary to ensure order fulfillment during the DEM integration. These increased working capital requirements are funded by borrowings from our lines of credit. In 2004 and the first quarter of 2005, we also received the benefit from accelerating accounts receivable collections from customer draft programs. However, in the second quarter of 2005 we reduced the early monetizing of these accounts receivable under the draft program. As mentioned above, an amendment to our revolving credit facility in November 2005 now enables us to monetize the remaining drafts but prohibits us from accepting drafts under our customer draft programs after November 18, 2005. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

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

As of September 30, 2005, we have Board authorization to repurchase shares of our common stock at a maximum cost of $1.7 million. During 2004, and the first nine months of 2005, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments, inclusive of our acquisition of DEM as of December 31, 2004. There have been no significant changes to this information at September 30, 2005.

                                      -----------------------------------------------------------
(IN THOUSANDS)                          2005         2006         2007        2008        2009     THEREAFTER     TOTAL
-------------------------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt ...............   $     534    $     586    $     615   $  15,695   $  90,597   $   6,743    $ 114,770
Operating leases .................       7,079        6,421        5,358       4,621       3,720      19,784       46,983
Interest rate swap agreements
                                            --         (362)          --          --          --          --         (362)
Postemployee retirement
    funding ......................       1,201        1,278        1,408       1,556       1,720      12,475       19,638
Severance payments related
    to integration ...............       3,999          251           --          --          --          --        4,250
                                     ---------    ---------    ---------   ---------   ---------   ---------    ---------
          Total commitments ......   $  12,813    $   8,174    $   7,381   $  21,872   $  96,037   $  39,002    $ 185,279
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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2005, the allowance for sales returns was $31.7 million. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2005, the allowance for doubtful accounts and for early payment discounts was $10.0 million.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2005, we had a valuation allowance of $23.7 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POSTRETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 13 and 14 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. The most significant of these assumptions are the eligibility criteria of participants, the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. Under FSP 106-2, the Company has concluded that its post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly recognizes subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation under SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." In addition, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, we recognized a curtailment gain for our post-retirement plan related to changes made to our plan, namely reducing the number of participants eligible for our plan by making all active participants hired after 1995 no longer eligible. The curtailment accounting requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the changes.

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

In accordance with our accounting policy, we update the actuarial study during the third quarter of each year. The most recent update to the actuarial study was performed as of August 31, 2005 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $25 to $51million for the period through 2049. The change from the prior year study was a $3 million decrease for the low end of the range and a $12 million decrease for the high end of the range. Although there was a decline in the range of liability, given the relative volatility of the actuarial evaluations over the prior three years, we decided to maintain the reserve of $27.6 million until more experience is gained. Legal costs are estimated to range from $16 to $20 million during the same period. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation. Legal expenses associated with asbestos-related matters are expensed as incurred and recorded as a loss from discontinued operation in the statement of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. In connection with the Medicare Reform Act, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation ("APBO") under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services ("CMS") released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will qualify for the direct subsidies and that our APBO decreased by $9.3 million. As a result, our 2005 post-retirement benefit cost is expected to decrease by $1.1 million. The impact of the Medicare Reform Act on our post-retirement plan was compounded by changes made during the year in the modalities of the plan, namely regarding increased participant contributions and reduced eligibility. Prior to these changes, the impact of the Medicare Reform Act had been estimated to be immaterial and therefore not included in previous actuarial evaluations.

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. SFAS 123R is effective for interim and annual financial statements for years beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Also, in March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R in 2006.

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

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109." The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our Company evaluates tax positions for recognition. The FASB expects to issue the final Interpretation in the first quarter of 2006.

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

We have exchange rate exposure primarily with respect to the Canadian dollar and the British pound. As of December 31, 2004 and September 30, 2005, our financial instruments which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 49% at December 31, 2004 and 61% at September 30, 2005.

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

Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company's internal control over financial reporting beyond what has existed in prior years, and we have taken various actions to improve our disclosure controls and procedures and to remediate our internal control over financial reporting including, but not limited to, the following:

      (1) We have engaged a search firm to assist us in the hiring of additional senior level accounting staff. In the third quarter of 2005, we hired a Corporate Controller/Chief Accounting Officer and an Assistant Corporate Controller. In addition, we have hired other accounting personnel for our Engine Management division. We intend to continue to fill other accounting positions by the end of 2005. In addition, in the first quarter of 2005, we hired a Financial Compliance Manager to help drive our Sarbanes-Oxley compliance effort.

      (2) We have re-allocated resources to our accounting and finance department to strengthen our accounting function. In particular, in the first quarter of 2005 we transferred one employee from our European operations to become our Engine Management Group Controller; in the second quarter of 2005 we transferred one employee from our Canadian operations to serve in a senior level accounting position in our Engine Management division; and in the third quarter of 2005 we transferred one employee from our Engine Management division to become our Corporate Accounting Manager. In addition, in the fourth quarter of 2004 and third quarter of 2005 we hired, and are continuing to utilize, an outside consultant and temporary employee to assist us with our accounting function.

      (3) In 2004, we retained an independent third party consulting firm to assist us in the preparation, documentation and testing of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We are continuing to utilize this consulting firm with our Sarbanes-Oxley compliance efforts in 2005.

      (4) As part of our efforts to improve our IT function, we are in the process of:

            o Establishing an enterprise wide information technology strategy to synthesize the disparate IT platforms and to develop policies to unify the business solutions and software applications being employed;
            o Establishing a plan for uniform upgrades of workstations and software, including virus protection and software fixes;
            o Establishing a formal policy and procedure to address the overall security framework, including password usage, intrusion detection and system security monitoring;
            o Improving our security measures to safeguard our data, including enhancing our disaster recovery procedures;
            o Improving our policies and procedures for system maintenance and handling back-up and recovery tapes; and
            o Utilizing a consulting firm to assist us with preparing an IT policy and procedures manual to document all of our updated IT procedures/standards on a company-wide basis.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended September 30, 2005 and subsequent to that date, we made and continue to make changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including the following:

      (1) Hired a new Corporate Controller/Chief Accounting Officer and an Assistant Corporate Controller as well as other accounting personnel. We are continuing a search for additional accounting staff.

      (2) Increased employee training on compliance with Section 404 of the Sarbanes-Oxley Act at our various facilities.

      (3) Continuing to utilize a consulting firm with the requisite experience and expertise to assist us in the implementation and compliance with Section 404 of the Sarbanes-Oxley Act.

      (4) Improved the documentation of our significant accounting and IT policies, and we are in the process of strengthening the integrity and access controls of our systems.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

The certifications of the Company's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Report include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. These officers believe these certifications to be accurate, because we did have procedures in place during the quarter ended September 30, 2005 to detect errors in our systems. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2001, approximately 100 cases were outstanding for which we were responsible for any related liabilities. At December 31, 2002, the number of cases outstanding for which we were responsible for related liabilities increased to approximately 2,500, which include approximately 1,600 cases filed in December 2002 in Mississippi. We believe that these Mississippi cases filed against us in December 2002 were due in large part to potential plaintiffs accelerating the filing of their claims prior to the effective date of Mississippi's tort reform statute in January 2003, which statute eliminated the ability of plaintiffs to file consolidated cases. At December 31, 2004 and September 30, 2005 approximately 3,700 cases and 3,900 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001, the amounts paid for settled claims are $2.8 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, strenuously deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

ITEM 5. OTHER INFORMATION

AMENDMENT TO CREDIT AGREEMENT

On November 4, 2005, the Company and certain of its wholly owned subsidiaries entered into an amendment of its Amended and Restated Credit Agreement dated as of February 7, 2003, as further amended (the "Credit Agreement"), with General Electric Capital Corporation, as agent for the lenders, Bank of America, N.A., for itself and as syndicate agent, and GMAC Commercial Finance LLC, for itself and as documentation agent. The amendment provides for the following: (1) the specified levels of fixed charge coverage has been modified for the remainder of 2005 and thereafter; (2) the removal of the limit on our ability to redeem the current drafts prior to the maturity date; and (3) the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

The description set forth above is qualified by the Waiver and Amendment No. 6 to the Amended and Restated Credit Agreement filed herewith as exhibit 10.17.

ITEM 6. EXHIBITS

   10.17 Waiver and Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 4, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        STANDARD MOTOR PRODUCTS, INC.
                                                (Registrant)


Date: November 9, 2005                  /s/ James J. Burke
                                        ------------------
                                        James J. Burke
                                        Vice President Finance,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                          STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

10.17 Waiver and Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 4, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders

31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3        Certification of Chief Executive Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.4        Certification of Chief Financial Officer furnished pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.