Form 10-Q/A
period 2005-06-30
STANDARD MOTOR PRODUCTS INC
filed 2006-01-20
CIK 93389

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as originally filed on August 9, 2005 (the "Report"), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the "Staff"). This Amendment amends and replaces in its entirety our disclosure in Item 4 of the Report to clarify (1) management's assessment of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Report and (2) that we design our disclosure controls and procedures to provide reasonable assurance of achieving their desired control objectives.

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

While these material weaknesses did not have an effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there were no material inaccuracies or omissions of material facts in this Report.

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

The continued implementation of the initiatives described above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Grant Thornton and, as of the date of this Report, we believe the actions outlined above should correct the above-listed material weaknesses in our internal controls. However, although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired control objectives, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner. In addition, we cannot assure you that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

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

                                                   STANDARD MOTOR PRODUCTS, INC.
                                                           (Registrant)


Date: January 20, 2006                             /s/ James J. Burke
                                                   ------------------
                                                   James J. Burke
                                                   Vice President Finance,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                          STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.