Form 10-Q/A
period 2005-09-30
STANDARD MOTOR PRODUCTS INC
filed 2006-01-20
CIK 93389

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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as originally filed on November 9, 2005 (the "Report"), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the "Staff"). This Amendment amends and replaces in its entirety our disclosure in Item 4 of the Report to clarify (1) management's assessment of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Report and (2) that we design our disclosure controls and procedures to provide reasonable assurance of achieving their desired control objectives.

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