Form 10-K
period 2005-12-31
STANDARD MOTOR PRODUCTS INC
filed 2006-03-16
CIK 93389

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transaction period from ____ to ____

                         Commission file number: 1-4743
                                                 ------

                          STANDARD MOTOR PRODUCTS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                             11-1362020
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                        11101
--------------------------------------------                        -----
  (Address of principal executive offices)                        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (718) 392-0200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------         -----------------------------------------
Common Stock, par value $2.00 per share          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:          NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check if the registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filler. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2005 (the last business day of registrant's most recently completed second fiscal quarter) of $13.20 per share held by non-affiliates of the registrant was $216,063,725. For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 28, 2006, there were 18,470,891 outstanding shares of the registrant's common stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant's definitive proxy statement relating to its annual meeting of stockholders to be held on May 18, 2006.

================================================================================

                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX
PART I.                                                                 PAGE NO.
                                                                        --------

Item 1.    Business .......................................................... 3

Item 1A.   Risk Factors.......................................................13

Item 1B.   Unresolved Staff Comments..........................................18

Item 2.    Properties.........................................................19

Item 3.    Legal Proceedings..................................................20

Item 4.    Submission of Matters to a Vote of Security Holders................20

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..................21

Item 6.    Selected Financial Data............................................22

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................24

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........36

Item 8.    Financial Statements and Supplementary Data........................37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................83

Item 9A.   Controls and Procedures............................................83

Item 9B.   Other Information..................................................85

PART III.

Item 10.   Directors and Executive Officers of the Registrant.................85

Item 11.   Executive Compensation.............................................85

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................85

Item 13.   Certain Relationships and Related Transactions ....................85

Item 14.   Principal Accounting Fees and Services.............................85

PART IV.

Item 15.   Exhibits and Financial Statement Schedules.........................86

           Signatures.........................................................87

                                     PART I

IN THIS ANNUAL REPORT ON FORM 10-K, "STANDARD MOTOR PRODUCTS," "WE," "US," "OUR" AND THE "COMPANY" REFER TO STANDARD MOTOR PRODUCTS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT REQUIRES OTHERWISE. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS AND ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; CHANGES IN THE PRODUCT MIX AND DISTRIBUTION CHANNEL MIX; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY MATTERS (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ASBESTOS-RELATED CONTINGENT LIABILITIES); AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER RISK FACTORS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SEC. FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF FUTURE PERFORMANCE.

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

            To maintain our strong competitive position in our markets, we remain committed to the following:

                  o providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
                  o continuing to maximize our production and distribution efficiencies;
                  o     continuing to improve our cost position; and
                  o     further focusing our engineering development efforts.

      o PROVIDE SUPERIOR CUSTOMER SERVICE, PRODUCT AVAILABILITY AND TECHNICAL SUPPORT. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and providing technical support in a cost-effective manner. In addition, our technically skilled sales force professionals provide product selection and application support to our customers.

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

      o IMPROVE OPERATING EFFICIENCY AND COST POSITION. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

                  o increasing cost-effective vertical integration in key product lines through internal development;
                  o focusing on efficient inventory management, including warranty and overstock return management;
                  o maintaining and improving our cost effectiveness and competitive responsiveness to better serve the automotive aftermarket customer base, including sourcing certain products from low cost countries such as those in Asia.
                  o adopting company-wide programs geared toward manufacturing and distribution efficiency; and
                  o focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

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

Traditionally, the parts manufacturers of OEMs and the independent manufacturers who supply the original equipment (OE) part applications have supplied a majority of the business to new car dealer networks. However, certain parts manufacturers have become more independent and are no longer affiliated with OEMs, which may provide future opportunities for us to supply replacement parts to the dealer service networks of the OEMs, both for warranty and out-of-warranty repairs.

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2005. Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                                2005                       2004                       2003
                                      -----------------------    -----------------------    -----------------------
                                        AMOUNT     % OF TOTAL      AMOUNT     % OF TOTAL      AMOUNT     % OF TOTAL
                                      ----------   ----------    ----------   ----------    ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
     Ignition and Emission
         Parts ....................   $  446,706         53.8%   $  459,452         55.7%   $  337,134         49.7%
     Wires and Cables .............       91,883         11.1%       92,868         11.3%       69,528         10.2%
     Fuel System Parts ............        8,419          1.0%       10,449          1.3%        7,713          1.1%
                                      ----------   ----------    ----------   ----------    ----------   ----------
TOTAL ENGINE MANAGEMENT ...........      547,008         65.9%      562,769         68.3%      414,375         61.0%
                                      ----------   ----------    ----------   ----------    ----------   ----------
TEMPERATURE CONTROL:
     Compressors ..................      101,876         12.3%       85,403         10.4%       89,676         13.2%
     Other Air Conditioning
        Parts .....................      115,420         13.9%      113,223         13.7%      117,720         17.3%
     Heating Parts ................       11,930          1.4%       11,468          1.4%       12,180          1.8%
                                      ----------   ----------    ----------   ----------    ----------   ----------
TOTAL TEMPERATURE CONTROL .........      229,226         27.6%      210,094         25.5%      219,576         32.3%
                                      ----------   ----------    ----------   ----------    ----------   ----------
EUROPE:
     Engine Management Parts ......       26,802          3.2%       25,539          3.1%       27,514          4.1%
     Temperature Control Parts ....       16,621          2.0%       15,112          1.8%       12,627          1.9%
                                      ----------   ----------    ----------   ----------    ----------   ----------
TOTAL EUROPE ......................       43,423          5.2%       40,651          4.9%       40,141          6.0%
                                      ----------   ----------    ----------   ----------    ----------   ----------
ALL OTHER .........................       10,756          1.3%       10,769          1.3%        4,691          0.7%
                                      ----------   ----------    ----------   ----------    ----------   ----------
        TOTAL .....................   $  830,413        100.0%   $  824,283        100.0%   $  678,783        100.0%
                                      ==========   ==========    ==========   ==========    ==========   ==========

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2005.

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                               ------------------------------------------------------------------------------------------
                                           2005                           2004                           2003
                               ----------------------------   ----------------------------   ----------------------------
                                OPERATING      IDENTIFIABLE    OPERATING      IDENTIFIABLE    OPERATING      IDENTIFIABLE
                                  PROFIT          ASSETS         PROFIT          ASSETS         PROFIT          ASSETS
                               ------------    ------------   ------------    ------------   ------------    ------------
                                                                     (IN THOUSANDS)
Engine Management ..........   $     19,338    $    438,116   $     24,549    $    429,631   $     31,871    $    448,687
Temperature Control ........         11,936         114,441         (2,114)        125,656          4,702         150,248
Europe .....................           (572)         28,217         (2,034)         30,936         (3,605)         31,188
All Other ..................        (16,620)         72,270        (22,138)         70,346        (17,153)         64,402
                               ------------    ------------   ------------    ------------   ------------    ------------
   Total ...................   $     14,082    $    653,044   $     (1,737)   $    656,569   $     15,815    $    694,525
                               ============    ============   ============    ============   ============    ============

"All Other" consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

ENGINE MANAGEMENT SEGMENT

BREADTH OF PRODUCTS. In our Engine Management Segment, replacement parts for ignition and emission control systems accounted for approximately 54%, 56%, and 50% of our consolidated net sales in 2005, 2004 and 2003, respectively. These parts include distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors, EGR valves and many other engine management components. We are a basic manufacturer of many of the engine management parts we market and continue to develop ways of increasing the number of parts we manufacture, rather than purchasing such parts from third parties. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia.

COMPUTER-CONTROLLED TECHNOLOGY. Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission and fuel injection systems. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, switches and motors to manage engine and vehicle performance. Electronic ignition systems enable the engine to improve fuel efficiency and reduce the level of hazardous fumes in exhaust gases.

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

WIRE AND CABLE PRODUCTS. Wire and cable parts accounted for approximately 11%, 11% and 10% of our consolidated net sales in 2005, 2004 and 2003, respectively. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered a premium brand of ignition wires and battery cables, which capitalize on the market's awareness of the importance of quality. We have the ability to extrude high voltage wire in Mishawaka, Indiana to be used in our ignition wire sets. This vertical integration of a critical component offers us the ability to achieve lower costs and our own controlled source of supply and quality.

TEMPERATURE CONTROL SEGMENT

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating systems) engine cooling systems, power window accessories and windshield washer systems, primarily under the brand names of Four Seasons, Factory Air, Murray, NAPA, CARQUEST, Hayden, Imperial and Aci. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater cores, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors and windshield washer pumps. Our temperature control products accounted for approximately 28%, 26% and 32% of our consolidated net sales in 2005, 2004 and 2003, respectively.

Due to increasing offshore competitive price pressure, in 2005 our Temperature Control business made several changes within its manufacturing portfolio. We have outsourced the manufacturing of several major AC product groups and have implemented plans to consolidate manufacturing facilities. In addition, we have recently started limited production of remanufactured compressors in Reynosa, Mexico and have entered into several supply agreements for certain products with vendors in low cost countries such as those in Asia.

Today's vehicles are being produced with smaller, more complex and efficient designs. Our Temperature Control Segment continues to be a leader in providing superior training to service dealers who seek the knowledge in which to perform proper repairs for today's vehicles. We believe that our training module (Tip's & Technique's) remains one of the most sought-after training clinics in the industry and among professional service dealers.

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

With respect to the temperature control portion of our business, following the opening of the distribution center in France, in 1997 a joint venture was entered into with Valeo SA to remanufacture air conditioner compressors for the European market. In addition, in January 2000 we acquired Four Seasons UK Ltd. (formerly Vehicle Air Conditioning Parts Ltd.), a distributor of components for the repair of air conditioning systems. In July 2000, the Temperature Control business was further expanded by purchasing Four Seasons Italy SRL (formerly Automotive Heater Exchange SRL) in Italy. In 2001 we entered into a joint venture with Pedro Sanz in Madrid, Spain to distribute our products in the Iberian Peninsula.

Our European Segment accounted for approximately 5%, 5% and 6% of our consolidated net sales in 2005, 2004 and 2003, respectively. Aftermarket margins are under pressure, while volumes are in a general decline in the ignition and carburetor product lines. We have responded to the adverse market conditions by reducing manufacturing costs through consolidating certain facilities and outsourcing products. In addition, in the fourth quarter of 2004 we entered into an agreement to supply Lucas branded engine management products into the United Kingdom, which arrangement helped to increase our sales in 2005.

European Temperature Control product sales continue to increase. Through acquisitions and more importantly a growing market, net sales have increased from $6.1 million in 2000 to $16.6 million in 2005. To date, the focus has been on product coverage and high customer service levels.

FINANCIAL INFORMATION ABOUT OUR FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2005.

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                           ------------------------------------
                                              2005         2004         2003
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
United States ..........................   $  716,358   $  714,955   $  584,853
Canada .................................       46,353       45,115       38,187
Europe .................................       43,423       40,651       40,141
Other Foreign ..........................       24,279       23,562       15,602
                                           ----------   ----------   ----------
     Total .............................   $  830,413   $  824,283   $  678,783
                                           ==========   ==========   ==========

The table below shows our long-lived assets by geographical area for the three years ended December 31, 2005.

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                           ------------------------------------
                                              2005         2004         2003
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
United States ..........................   $  161,451   $  174,056   $  192,574
Europe .................................        4,682        6,214        8,905
Canada .................................        3,900        4,144        4,488
Other Foreign ..........................          754          785          998
                                           ----------   ----------   ----------
     Total .............................   $  170,787   $  185,199   $  206,965
                                           ==========   ==========   ==========

SALES AND DISTRIBUTION

Over the last ten years, there has been a trend toward consolidation in the distribution chain among warehouse distributors, retailers and auto parts jobbers. In the traditional distribution channel, where we sell our products to warehouse distributors, such distributors supply auto parts jobbers, who in turn sell to professional technicians and to consumers who perform automotive repairs themselves. In recent years, warehouse distributors have been consolidating with other distributors, and an increasing number of distributors own their jobbers. In the retail distribution channel, customers buy directly from us and sell directly to technicians and "do it yourselfers." Retailers are also consolidating with other retailers and expanding into the jobber market, thereby adding additional competition in the "do it for me" business segment targeting the professional technician.

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

In connection with our sales activities, we offer a variety of customer discounts, allowances and incentives. For example, we offer cash discounts for paying invoices in accordance with the specified discounted terms of the invoice, and we offer pricing discounts based on volume and different product lines purchased from us. We also offer rebates and discounts to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided. We believe these discounts, allowances and incentives are a common practice throughout the automotive aftermarket industry, and we intend to continue to offer them in response to competitive pressures.

CUSTOMERS

Our customer base is comprised largely of warehouse distributors, large retailers, OES customers, other manufacturers and export customers. Our warehouse distributor customers include CARQUEST and NAPA Auto Parts, and our retail customers include Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. In 2005, our consolidated net sales to our major market channels consisted of $443 million to our traditional customers, $250 million to our retail customers, $66 million to our OES customers and $71 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for 52% of our 2005 consolidated net sales. Two individual customers accounted for 18% and 15%, respectively, of our 2005 consolidated net sales.

COMPETITION

We are a leading independent manufacturer of replacement parts for the product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn-around time, order fill rate and price. We believe we differentiate ourselves from our competitors primarily through:

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

Our Temperature Control business is one of the leading independent producers and distributors of a full line of temperature control products in North America and other geographic areas. AC Delco, Delphi Corporation, Denso Corporation, Jordan Automotive Aftermarket, Inc., Proliance International, Inc., Siemens VDO Automotive and Visteon Corporation are some of our key competitors in this market.

The automotive aftermarket is highly competitive, and we face substantial competition in all markets that we serve. Our success in the marketplace continues to depend on our ability to offer competitive prices, improved products and expanded offerings in competition with many other suppliers to the aftermarket. Some of our competitors may have greater financial, marketing and other resources than we do. In addition, we face competition from automobile manufacturers who supply virtually every replacement part sold by us, although these manufacturers generally supply parts only for cars they produce through OE dealerships.

SEASONALITY

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year, with revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowings from our revolving credit facility.

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring promotion," in which customers are offered a choice of a price discount or longer payment terms.

WORKING CAPITAL MANAGEMENT

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage in response to parts and brand proliferation. In response to this, we have made significant changes to our inventory management system to reduce inventory requirements. We implemented a forecasting system in our Engine Management Segment that permitted a significant reduction in safety stocks. Our Engine Management Segment also introduced a new distribution system, which permits pack-to-order systems to be implemented. Such systems permit us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also recently expanded our management system to improve inventory deployment, enhance our collaboration with customers on forecasts, and further integrate our supply chain both to customers and suppliers.

We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In addition to warranty returns, we also permit our customers to return products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. In addition, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.

In order to better control warranty and overstock return levels, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not follow a twelve-step warranty return process.

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

SUPPLIERS

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, copper wire, ignition wire, stainless steel coils and rods, aluminum coils, fittings, tubes and rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo-set and thermo plastic molding powders. Additionally, we use components and cores (used parts) in our remanufacturing processes for air conditioning compressors.

We purchase many materials in the U.S. and foreign open markets and have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores for air conditioning compressors, we obtain them either from exchanges with customers who return cores subsequent to purchasing remanufactured parts, or through direct purchases from a network of core brokers. In addition, we acquire certain materials by purchasing products that are resold into the market, particularly by OEM sources and other domestic and foreign suppliers.

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality, low cost supply of key components for each product line, we continue to develop our own sources through internal manufacturing capacity. Recently, prices of steel, aluminum, copper and other commodities have risen. These increases did not have a material impact on us, as we are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially effect our business or results of operations.

PRODUCTION AND ENGINEERING

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic and rubber molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors. We have found this level of vertical integration to provide advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia.

We use the "just-in-time" cellular manufacturing concept as a major program to lower costs and improve efficiency. The main thrust of "just-in-time" cellular manufacturing is reducing work-in-process and finished goods inventory, and its implementation reduces the inefficient operations that burden many manufacturing processes. In 2000, we launched a program for the installation of a fully integrated enterprise resource planning (ERP) system. The implementation of such system was completed in 2003 in our Temperature Control Segment. In 2005, we launched our program to implement such a system in our Engine Management Segment, and we anticipate full implementation in 2008.

EMPLOYEES

As of December 31, 2005, we employed approximately 3,000 people in the United States, and 1,000 people in Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 2,400 are production employees. We operate primarily in non-union facilities and have binding labor agreements with the workers at our two unionized facilities. We have approximately 175 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") that expires April 1, 2006; we expect to renew this agreement with the UAW upon mutually agreeable terms. As of December 31, 2005, approximately 150 of our production employees in Long Island City, New York are under a UAW contract that expires October 1, 2007. We also have a union relationship in Mexico with an agreement negotiated each year. The current union agreement in Mexico, which covers approximately 300 employees, expires on January 29, 2007. We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

INSURANCE

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $50 million for umbrella liability coverage. We also maintain two $10 million environmental policies, each covering a separate number of our existing U.S. facilities. One of our facilities is currently undergoing minor environmental remediation. The environmental remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible; we have purchased additional environmental insurance coverage in the amount of $2 million with a $0.1 million deductible relating to such facility. Historically, we have not experienced casualty losses in any year in excess of our coverage. We have no reason to expect this experience to change, but there can be no assurances that liability losses in the future will not exceed our coverage.

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

ITEM 1A. RISK FACTORS

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO COMPETE WITH SUPPLIERS OF AUTOMOTIVE AFTERMARKET PRODUCTS, SOME OF WHICH MAY HAVE SUBSTANTIALLY GREATER FINANCIAL, MARKETING AND OTHER RESOURCES THAN WE DO.

While we believe that our business is well positioned to compete in our two primary market segments, Engine Management and Temperature Control, the automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management business, our competitors include AC Delco, Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation and Wells Manufacturing Corporation. In the Temperature Control business, we compete with AC Delco, Delphi Corporation, Denso Corporation, Jordan Automotive Aftermarket, Inc., Proliance International, Inc., Siemens VDO Automotive and Visteon Corporation. In addition, automobile manufacturers supply virtually every replacement part we sell.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:

      o respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products and services;
      o     engage in more extensive research and development;
      o     sell products at a lower price than we do;
      o     undertake more extensive marketing campaigns; and
      o make more attractive offers to existing and potential customers and strategic partners.

We cannot assure you that our competitors will not develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products or that in the future other companies involved in the automotive aftermarket industry will not expand their operations into product lines produced and sold by us. We also cannot assure you that additional entrants will not enter the automotive aftermarket industry or that companies in the aftermarket industry will not consolidate. Any of such competitive pressures could cause us to lose market share or could result in significant price decreases and could have a material adverse effect upon our business, financial condition and results of operations.

THERE IS SUBSTANTIAL PRICE COMPETITION IN OUR INDUSTRY, AND OUR SUCCESS AND PROFITABILITY WILL DEPEND ON OUR ABILITY TO MAINTAIN A COMPETITIVE COST AND PRICE STRUCTURE.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. We may have to reduce prices in the future to remain competitive. Also, our future profitability will depend in part upon our ability to respond to changes in the product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A LIMITED NUMBER OF KEY CUSTOMERS, AND THE LOSS OF ANY SUCH CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our five largest individual customers, including members of a marketing group, accounted for 52%, 50% and 43% of our consolidated net sales for 2005, 2004 and 2003, respectively. Two individual customers accounted for 18% and 15%, respectively, of our 2005 consolidated net sales, 17% and 14%, respectively, of our 2004 consolidated net sales, and 12% and 12%, respectively, of our 2003 consolidated net sales. The loss of one or more of these customers or, if any of them ceases to acquire a significant product line, could have a materially adverse impact on our business, financial condition and results of operations.

Also, we do not typically enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs. We have in the past and may in the future lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, including pricing pressures. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS IS SEASONAL AND IS SUBJECT TO SUBSTANTIAL QUARTERLY FLUCTUATIONS, WHICH IMPACT OUR QUARTERLY PERFORMANCE AND WORKING CAPITAL REQUIREMENTS.

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and with revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

WE MAY INCUR MATERIAL LOSSES AND SIGNIFICANT COSTS AS A RESULT OF
WARRANTY-RELATED RETURNS BY OUR CUSTOMERS IN EXCESS OF ANTICIPATED AMOUNTS.

Our products are required to meet rigorous standards imposed by our customers and our industry. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In the event that there are material deficiencies or defects in the design and manufacture of our products and/or installer error, the affected products may be subject to warranty returns and/or product recalls. Although we maintain a comprehensive quality control program, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty returns or product recalls in the future.

We accrue for warranty returns as a percentage of sales, after giving consideration to recent historical returns. While we believe that we make reasonable estimates for warranty returns in accordance with our revenue recognition policies, actual returns may differ from our estimates. We have in the past incurred, and may in the future incur, material losses and significant costs as a result of our customers returning products to us as a result of warranty-related issues in excess of anticipated amounts. Deficiencies or defects in our products in the future may result in warranty returns and product recalls in excess of anticipated amounts and may have a material adverse effect on our business, financial condition and results of operations.

OUR PROFITABILITY MAY BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF OVERSTOCK INVENTORY-RELATED RETURNS BY OUR CUSTOMERS IN EXCESS OF ANTICIPATED AMOUNTS.

We permit overstock returns of inventory that we allow customers to return to us and that may be either new or non-defective or non-obsolete but that we believe we can re-sell. Customers are generally limited to returning overstocked inventory according to a specified percentage of their annual purchases from us. In addition, a customer's annual allowance cannot be carried forward to the upcoming year.

We accrue for overstock returns as a percentage of sales, after giving consideration to recent historical returns. While we believe that we make reasonable estimates for overstock returns in accordance with our revenue recognition policies, actual returns may differ from our estimates. To the extent that overstocked returns are materially in excess of our projections, our business, financial condition and results of operations may be materially adversely affected.

OVER THE LONG TERM, OUR BUSINESS IS DEPENDENT ON THE AUTOMOTIVE INDUSTRY, AND OUR FUTURE PERFORMANCE MAY BE MATERIALLY ADVERSELY AFFECTED BY PERSISTENT DECLINES IN THE AUTOMOTIVE INDUSTRY OR CHANGES IN TECHNOLOGIES AND IMPROVEMENTS IN THE QUALITY OF NEW VEHICLE PARTS.

Over the long term, our business is dependent upon the sales of automobiles within the automotive industry, which creates the total number of vehicles available for repair following the expiration of vehicle warranties. A persistent decline in automotive sales and production over the long term would likely affect sales to our aftermarket customers. Changes in automotive technologies, such as vehicles powered by fuel cells or electricity, could also negatively affect sales to our aftermarket customers. These factors could result in less demand for our products thereby resulting in a decline in our results of operations or a deterioration in our business and financial condition and may have a material adverse effect on our long-term performance.

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, increase in total miles driven per year, new and modified environmental regulations, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. These factors could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE MATERIALLY ADVERSELY AFFECTED BY ASBESTOS CLAIMS ARISING FROM PRODUCTS SOLD BY OUR FORMER BRAKE BUSINESS, AS WELL AS BY OTHER PRODUCT LIABILITY CLAIMS.

In 1986, we acquired a brake business, which we subsequently sold in March 1998. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. We currently do not have insurance coverage for the defense and indemnity costs associated with the claims we face.

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2005. The actuarial study estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $25 to $51 million for the period through 2049. Accordingly, based on the information contained in the actuarial study and all other available information that we considered, we maintain a reserve of $27.6 million for this liability. Legal costs, which are expensed as incurred, are estimated to range from $16 to $20 million during the same period. At December 31, 2005, approximately 4,500 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001 through February 28, 2006, the amounts paid for settled claims are approximately $3.9 million. Although we settled a significant number of cases in early 2006, a substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

Given the uncertainties associated with projecting asbestos-related matters into the future and other factors outside our control, we cannot give any assurance that significant increases in the number of claims filed against us will not occur, that asbestos-related damages or settlement awards will not exceed the amount we have in reserve, or that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional reserves and provisions may be necessary. We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future.

In addition to asbestos-related claims, our product sales entail the risk of involvement in other product liability actions. We maintain product liability insurance coverage, but we cannot give any assurance that current or future policy limits will be sufficient to cover all possible liabilities. Further, we can give no assurance that adequate product liability insurance will continue to be available to us in the future or that such insurance may be maintained at a reasonable cost to us. In the event of a successful product liability claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

OUR SUBSTANTIAL INDEBTEDNESS COULD NEGATIVELY AFFECT OUR FINANCIAL HEALTH.

We have a significant amount of indebtedness. As of December 31, 2005, our total outstanding indebtedness was $248 million. We incurred $90 million of indebtedness in July 1999 from the sale of our convertible debentures. We have an existing revolving bank credit facility of $305 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2005, we had $142 million of outstanding indebtedness and approximately $52 million of availability under this revolving credit facility. Our substantial indebtedness could:

      o increase our vulnerability to general adverse economic and industry conditions;
      o limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;
      o     limit our ability to pay future dividends;
      o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
      o increase the amount of interest expense that we have to pay because some of our borrowings are at variable rates of interest, which, if interest rates increase, could result in a higher interest expense; and
      o limit, along with the financial and other restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds.

In addition, we have granted the lenders under our revolving credit facility a first priority security interest in substantially all of our currently owned and future acquired personal property, real property (other than our Long Island City facility) and other assets. We have also pledged shares of stock in our subsidiaries to those lenders. In addition, our credit facility requires us to meet specified financial ratios and limits our ability to enter into various transactions. If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

WE MAY NOT BE ABLE TO GENERATE THE SIGNIFICANT AMOUNT OF CASH NEEDED TO SERVICE OUR INDEBTEDNESS AND FUND OUR FUTURE OPERATIONS.

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next few years. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

      o     reducing capital expenditures;
      o     reducing research and development efforts;
      o     selling assets;
      o     restructuring or refinancing our indebtedness; and
      o     seeking additional funding.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

OUR BUSINESS IS DEPENDENT ON OUR MAINTAINING SATISFACTORY RELATIONSHIPS WITH SUPPLIERS, AND THE LOSS OF SEVERAL MAJOR SUPPLIERS OF RAW MATERIALS OR KEY COMPONENTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

Our business depends on our relationships with suppliers of raw materials and components that we use on our product lines and on our ability to purchase these raw materials and key components at prices and on terms comparable to similarly-situated companies. We purchase most materials in the U.S. open market. Although we do not expect that the loss of any one supplier would have a material adverse effect on us, the loss of several major suppliers would have a material adverse effect on our business, financial condition and results of operations.

WE MAY INCUR LIABILITIES UNDER GOVERNMENT REGULATIONS AND POLICIES AND ENVIRONMENTAL LAWS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Domestic and foreign political developments and government regulations and policies directly affect automotive consumer products in the United States and abroad. Regulations and policies relating to over-the-highway vehicles include standards established by the United States Department of Transportation for motor vehicle safety and emissions. The modification of existing laws, regulations or policies, or the adoption of new laws, regulations or policies, could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with these laws and regulations could subject us to civil and criminal penalties.

Our operations and properties are also subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of materials, substances and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. Such environmental laws, including but not limited to those under the Comprehensive Environmental Response Compensation & Liability Act, may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors have been sent or otherwise come to be located.

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing minor environmental remediation. The environmental remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible; we have purchased additional environmental insurance coverage in the amount of $2 million with a $0.1 million deductible relating to such facility. We also maintain two $10 million environmental policies to cover our existing U.S. facilities. Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not give rise to additional significant expenditures or liabilities that would be material to us. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have one unresolved comment from the Staff of the SEC, relating to the disclosure of our internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"). The Staff commented that our 2004 Form 10-K was materially deficient because (1) management was unable to complete its assessment of our internal control over financial reporting as of December 31, 2004 as required under
Section 404 of the Sarbanes-Oxley Act ("SOX 404") and (2) Grant Thornton, our auditors, disclaimed an opinion on the effectiveness of our internal control over financial reporting. We believe that the Staff's comment will be resolved upon the filing of this Report, which includes an assessment by management that our internal controls are effective as of December 31, 2005 and an opinion of Grant Thornton agreeing with management's assessment of our internal controls. See "Item 8. Financial Statements and Supplementary Data--Management's Report on Internal Control Over Financial Reporting" and "--Report of Independent Registered Public Accounting Firm--Internal Control Over Financial Reporting" for further discussion.

ITEM 2. PROPERTIES

We maintain our executive offices and a manufacturing plant in Long Island City, New York. The table below describes our principal physical properties.

                                                                                                             OWNED OR
                                                                                               APPROX.      EXPIRATION
                     STATE OR                                                                  SQUARE          DATE
   LOCATION           COUNTRY                               PRINCIPAL BUSINESS ACTIVITY         FEET         OF LEASE
----------------------------------------------------------------------------------------------------------------------
                                                                 ENGINE MANAGEMENT

Orlando                 FL           Manufacturing (Ignition)                                   50,640         2017
Mishawaka               IN           Manufacturing                                             153,070         Owned
Edwardsville            KS           Manufacturing and Distribution (Wire)                     355,000         Owned
Independence            KS           Manufacturing                                             273,390         Owned
Wilson                  NC           Manufacturing (Ignition)                                   31,500         2008
Reno                    NV           Distribution (Ignition)                                    67,000         Owned
Long Island City        NY           Administration and Manufacturing (Ignition)               294,000         Owned
Greenville              SC           Manufacturing (Ignition)                                  181,525         Owned
Disputanta              VA           Distribution (Ignition)                                   411,000         Owned
Fajardo             Puerto Rico      Manufacturing (Ignition)                                  113,900         2007
Hong Kong               HK           Manufacturing (Ignition)                                   21,350         2008
Reynosa               Mexico         Manufacturing (Wire)                                       62,500         2009

                                                                TEMPERATURE CONTROL

Corona                  CA           Manufacturing and Distribution                             78,200         2008
Lewisville              TX           Administration and Distribution                           415,000         2009
Fort Worth              TX           Manufacturing and Distribution                            204,000         Owned
Grapevine               TX           Manufacturing                                             180,000         Owned
St. Thomas            Canada         Manufacturing                                              40,000         Owned
Reynosa               Mexico         Remanufacturing (Compressors)                              80,140         2009

                                                                      EUROPE

Nottingham            England        Administration and Distribution (Ignition and Wire)        29,000         Owned
Nottingham            England        Manufacturing (Ignition)                                   46,780         Owned
Wellingborough        England        Manufacturing (Wire)                                       18,500         2017
Strasbourg            France         Administration and Distribution                            16,150         2008
Massa                  Italy         Administration and Distribution                            13,100         2008

                                                                       OTHER

Mississauga           Canada         Administration and Distribution (Ignition, Wire, Temperature Control)
                                                                                               128,400         2016
Irving                  TX           Training Center                                            13,400         2009
Nashville               TN           Subleased                                                 677,000         2021

The real property that we own in Indiana, Kansas, Nevada, South Carolina, Virginia and Texas is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation, as agent for our revolving credit facility. In addition, the real property that we own in Long Island City, New York is encumbered by a mortgage in favor of Wells Fargo Bank N.A., and the real property we own in England is encumbered by a mortgage in favor of the Royal Bank of Scotland.

ITEM 3. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005, approximately 4,500 cases were outstanding for which we were responsible for any related liabilities. In early 2006, we settled a significant number of cases. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through February 28, 2006, the amounts paid for settled claims are approximately $3.9 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims. See note 19 of the notes to consolidated financial statements for further discussion.

On November 30, 2004, the Company was served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006, and we are awaiting a decision from the court regarding these motions. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

None.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

                                                   HIGH        LOW     DIVIDEND
                                                   ----        ---     --------
FISCAL YEAR ENDED DECEMBER 31, 2005
First Quarter.................................    $16.00     $11.15     $0.09
Second Quarter................................     13.60       8.81      0.09
Third Quarter.................................     14.17       7.70      0.09
Fourth Quarter................................      9.55       7.88      0.09

FISCAL YEAR ENDED DECEMBER 31, 2004
First Quarter.................................    $15.85     $12.00     $0.09
Second Quarter................................     16.80      12.99      0.09
Third Quarter.................................     15.56      13.37      0.09
Fourth Quarter................................     16.48      14.50      0.09

The last reported sale price of our common stock on the NYSE on February 28, 2006 was $10.61 per share. As of February 28, 2006, there were 427 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our board of directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board. Our current policy is to pay dividends on a quarterly basis. Our revolving credit facility permits dividends and distributions by us provided specific conditions are met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a further discussion of our revolving credit facility.

In December 2005, we entered into a Repurchase and Prepayment Agreement with Dana Corporation, in which among other things we repurchased 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate repurchase price of $11,898,699). The repurchased shares were initially issued to Dana in connection with our acquisition of Dana's engine management business in June 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2005. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                                YEAR ENDED
                                                                                DECEMBER 31,
                                                          --------------------------------------------------------
                                                            2005        2004        2003        2002        2001
                                                            ----        ----        ----        ----        ----
                                                                                (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Net sales (1) ......................................   $830,413    $824,283    $678,783    $598,437    $591,652
   Gross profit (1) ...................................    185,980     194,993     174,772     157,544     139,055
   Goodwill impairment charge (3) .....................         --       6,429          --       3,334          --
   Operating income (loss) ............................     14,082      (1,737)     15,815      25,068      15,123
   (Loss) earnings from continuing operations (2) .....     (1,770)     (8,907)        224       6,091      (2,485)
   Loss from discontinued operation, net of tax .......     (1,775)     (3,909)     (1,742)    (18,297)         --
   Cumulative effect of accounting change, net
      of tax (3)(4) ...................................         --      (1,564)         --     (18,350)         --
   Net loss (5) .......................................     (3,545)    (14,380)     (1,518)    (30,556)     (2,485)
PER SHARE DATA:
   (Loss) earnings from continuing operations:
         Basic ........................................   $  (0.09)   $  (0.46)   $   0.01    $   0.51    $  (0.21)
         Diluted ......................................      (0.09)      (0.46)       0.01        0.51       (0.21)
   Net loss per common share:
         Basic ........................................      (0.18)      (0.74)      (0.10)      (2.57)      (0.21)
         Diluted ......................................      (0.18)      (0.74)      (0.10)      (2.54)      (0.21)
   Cash dividends per common share ....................       0.36        0.36        0.36        0.36        0.36
OTHER DATA:
   Depreciation and amortization ......................   $ 17,356    $ 19,013    $ 17,092    $ 16,128    $ 18,909
   Capital expenditures ...............................      9,957       9,774       8,926       7,598      13,740
   Dividends ..........................................      7,024       6,955       5,615       4,290       4,236
BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents ..........................   $ 14,046    $ 14,934    $ 19,647    $  9,690    $  7,496
   Working capital ....................................    169,768     194,760     191,333     140,683     121,566
   Total assets .......................................    653,044     656,569     694,525     490,758     509,429
   Total debt .........................................    248,327     224,186     217,810     176,917     205,925
   Long-term debt (excluding current portion) .........     98,549     114,236     114,757      93,191      93,276
   Stockholders' equity ...............................    185,707     207,312     226,041     153,881     185,687

(1) We adopted the guidelines of the Emerging Issues Task Force (EITF) entitled "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," on January 1, 2003. These guidelines address when sales incentives and discounts should be recognized and the accounting for certain costs incurred by a vendor on behalf of a customer, as well as where the related revenues and expenses should be classified in the financial statements. Net sales and gross profit amounts for the period prior to 2002 included in this Report have been reclassified to conform to our 2002 presentation. As a result, certain costs of approximately $30.4 million have been reclassified for December 31, 2001.

(2) We adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," on January 1, 2003. The new guidance eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") No. 30, Reporting Results of Operations. As a result, the extraordinary loss on the early extinguishment of debt of approximately $2.8 million has been reclassified to interest expense for December 31, 2001.

(3) We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") on January 1, 2002. The new guidance replaced the amortization of goodwill with periodic assessments of the fair value of goodwill. Our initial impairment test, performed as of January 1, 2002, indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the Company's weighted average cost of capital and market multiples. As a result, we recorded an impairment loss on goodwill as a cumulative effect of accounting change of $18.3 million during the first quarter of 2002. The impairment loss related to our European Segment and Temperature Control Segment for which we recorded a charge of $10.9 million and $7.4 million, respectively. We completed our annual impairment test of goodwill as of December 31, 2002 and after consideration to 2002 losses and budgeted 2003 losses, we recorded an impairment loss of $3.3 million associated with the Engine Management reporting unit of our European Segment. Our annual impairment test of goodwill as of December 31, 2004, indicated that the carrying amounts of two of our reporting units exceeded the corresponding fair values. As a result, we recorded an impairment loss on goodwill of $6.4 million during the fourth quarter of 2004. The impairment loss related to our European Segment and Temperature Control Segment for which we recorded a charge of $1.6 million and $4.8 million, respectively.

(4) New customer acquisition costs refer to arrangements pursuant to which we incur change-over-costs to induce a new or existing customer to switch from a competitor's brand. In addition, change-over-costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $1.6 million, net of tax effects, and recorded the accounting change as if it had taken effect on October 1, 2004.

(5) We recorded an after tax charge of $1.8 million, $3.9 million and $1.7 million as a loss from discontinued operation to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2005, 2004 and 2003, respectively. Such costs were also separately disclosed in the Operating Activity section of the Consolidated Statements of Cash Flows for those same years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2005.

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, on June 30, 2003 we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group (subsequently referred to as "DEM"). Our plan was to restructure and to integrate the DEM business into our existing Engine Management business, which we have essentially completed. We continue to review our operations and implement plans to continue to achieve cost savings and operating efficiencies.

Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. Including transaction costs, our total purchase price was approximately $130.5 million. On December 29, 2005, we entered into a Repurchase and Prepayment Agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million. We recognized the discount of $1.1 million as a gain on the repayment of the note as well as the unrecognized deferred interest expense thereon of $0.2 million as income in 2005.

In connection with the DEM acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. As part of the integration and restructuring plans, we closed seven of the nine acquired DEM facilities. We have currently estimated total restructuring costs of $32.5 million, which was reduced by $1.2 million from the prior year due to lower actual costs. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. The reduction of $1.2 million has been applied as a reduction of goodwill established on the acquisition of DEM.

Based on our most recent estimates of the total restructuring costs, approximately $15.7 million relates to work force reductions and employee termination benefits. This amount primarily represents severance costs relating to the involuntary termination of DEM employees individually employed throughout DEM facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. As of December 31, 2005, the remaining reserve balance was $0.8 million. We expect to pay most of this amount for work force reductions in 2006 and 2007. Termination benefits of $2.3 million and $9.4 million were paid in 2005 and 2004, respectively. The restructuring costs also included approximately $18 million associated with exiting certain activities, primarily related to lease and contract termination costs. Exit costs of $3.2 million and $2.9 million were paid in 2005 and 2004, respectively, leaving the exit reserve balance at $11.8 million as of December 31, 2005.

For additional information about our business, strategy and competitive environment, see Item 1, "Business."

SEASONALITY. Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring Promotion," in which customers are offered a choice of a price discount or longer payment terms.

INVENTORY MANAGEMENT. We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications. In addition to warranty returns, we also permit our customers to return products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. The Company accrues for overstock returns as a percentage of sales, after giving consideration to recent returns history. In addition, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.

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

DISCOUNTS, ALLOWANCES AND INCENTIVES. In connection with our sales activities, we offer a variety of usual customer discounts, allowances and incentives. First, we offer cash discounts for paying invoices in accordance with the specified discounted terms of the invoice. Historical experience is analyzed on a timely basis and is applied as a reduction of sales. Second, we offer pricing discounts based on volume and different product lines purchased from us. These discounts are principally in the form of "off-invoice" discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly basis instead of "off-invoice," we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided. We account for these discounts and allowances as a reduction to revenues, and record them when sales are recorded.

COMPARISON OF FISCAL YEARS 2005 AND 2004

SALES. On a consolidated basis, net sales for 2005 were $830.4 million, an increase of $6.1 million, or 0.7%, compared to $824.3 million in 2004. The increase in net sales was primarily in our Temperature Control Segment which was driven by a very hot summer, with our Europe Segment and Canadian business experiencing increases as well. Our Engine Management Segment net sales, however, decreased by $15.8 million or 2.8% as compared to 2004 partly due to price decreases initiated early in 2005 to match OE competitor prices and negative trends in product mix and distribution channel mix.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 22.4% in 2005 compared to 23.7% in 2004. The margin decrease was primarily attributable to the Engine Management Segment where the margin declined to 20.1% from 24.0% in the prior year. The margin in Engine Management was negatively impacted due to price decreases initiated early in 2005 to match OE competitor prices as well as inventory write-downs related to the integration of DEM inventories and negative trends in product and distribution channel mix. We expect Engine Management margins to improve going forward due to the benefit of price increases already implemented at the end of 2005 and into early 2006 and improved material costs and other operational improvements. In our Temperature Control Segment, margins increased to 23.9% from 19.3% in the prior year due to increased sales volumes which improved cost utilization, and lower sourced material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased by $12.3 million to $166.6 million in 2005, compared to $178.9 million in 2004. This reduction was primarily due to integration related savings in our Engine Management Segment, namely for distribution expenses which declined $8.5 million following the rationalization of the acquired DEM facilities. In 2005, we also made substantial changes to our retiree medical program, which resulted in a reduction of $5.3 million to FAS 106 post-retirement expenses, which included a $3.8 million curtailment gain. In accordance with SFAS No. 106 Employers' Accounting for Post-Retirement Benefits Other Than Pension, we recognized a curtailment gain of $3.8 million for the post-retirement plans related to changes made to our plan namely regarding limiting eligibility. The curtailment accounting requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the changes. As a percentage of net sales, SG&A expenses decreased to 20.1% in 2005 from 21.7% in 2004.

GOODWILL. Goodwill is not amortized but, instead, is subject to an annual review for potential impairment. We completed our annual impairment test of goodwill as of December 31, 2005 and determined that our goodwill was not impaired. Goodwill related to the DEM acquisition was reduced $1.2 in line with our reduction to the DEM restructuring accrual reduction due to an improvement to our estimate of severance costs to be paid. Our annual impairment test of goodwill as of December 31, 2004 indicated that the carrying amounts of two of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the Company's weighted average cost of capital and market multiples. As a result, we recorded an impairment loss on goodwill of $6.4 million during the fourth quarter of 2004. The impairment loss related to our Temperature Control and European Segments for which we recorded a charge of $4.8 million and $1.6 million, respectively. As of December 31, 2005, there only remained goodwill in our Engine Management Segment. We will continue to test for impairment of our goodwill at least annually in the future.

RESTRUCTURING EXPENSES. Restructuring includes restructuring and integration expenses. Restructuring and integration expenses in 2005 were $5.3 million, with $1.4 million for restructuring and $3.9 million for integration, compared to $11.4 million in 2004 which related entirely to restructuring expenses. Of the integration expenses in 2005, $3.3 million was primarily for non-cash charges from an asset impairment in our Temperature Control business related to a strategic decision to outsource certain products that we previously manufactured. The restructuring expense of $1.4 million in 2005 primarily relates to the DEM restructuring, for which we incurred $10.7 million in 2004. The DEM integration is essentially complete. However, we continue to rationalize our capacity to further reduce our production costs.

OPERATING INCOME (LOSS). Operating income increased by $15.8 million to $14.1 million in 2005, compared to an operating loss of $1.7 million in 2004. The increase was due to higher sales and expense reductions primarily from the SFAS 106 curtailment gain, reduction in restructuring charges and no goodwill impairment expense in 2005, partly offset by lower gross margins.

OTHER INCOME, NET. Other income, net decreased by $0.2 million to $2.6 million in 2005, compared to $2.8 million in 2004. The decrease was due in part to exchange losses related to the Canadian dollar offset in part by the recognition of the discount of $1.1 million as a gain on the repayment of the promissory note held by Dana Corporation as well as the unrecognized deferred interest expense thereon of $0.2 million in 2005.

INTEREST EXPENSE. Interest expense increased by $3.4 million to $17.1 million in 2005 compared to $13.7 million in 2004 due to higher borrowings and higher average borrowing rates.

INCOME TAX PROVISION. The income tax provision was $1.4 million in 2005 compared to a recovery of $3.7 million in 2004. The increase in the provision was due to reduced consolidated losses, a decrease to the state tax rate applicable to deferred tax assets, as well as an increase to the valuation allowance to account for the uncertainty regarding the ultimate utilization of the Company's U.S. capital loss, U.S. foreign tax credit carryovers, state tax carryovers, foreign net operating loss carry forwards, and certain long lived deferred tax assets stemming mainly from accrued asbestos liabilities and post-retirement benefit obligations. The increase was partially offset by 2004 taxes on the Canadian deemed dividend, which did not reoccur in 2005. Our foreign income tax relates primarily to our profitable Canadian and Hong Kong operations.

Deferred tax assets, net of a valuation allowance of $26.1 million and deferred tax credits of $17.3 million were $40.6 million as of December 31, 2005. Approximately $110 million of taxable income will need to be generated to realize the deferred tax asset. We believe it is more likely than not that we will be able to generate this level of taxable income within 6 years based on the following assumptions: that our Puerto Rico profits will create US taxable income following the expiration of Section 936 of the Internal Revenue Code and that our US based Engine Management Segment will gradually return to the levels of profitability enjoyed prior to the DEM acquisition. Our US net operating losses carried forward of $37.3 million expire between 2021 and 2025, and we also have alternative minimum tax credit carry forwards of approximately $6 million for which there is no expiration date. All other tax attributes have no carry forward limitation.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of taxes, in 2005 reflects $1.8 million associated with asbestos-related legal expenses as compared to $3.9 million in 2004 which included a future litigation claim provision in addition to legal expenses. As discussed more fully in note 19 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. As discussed in note 3 of the notes to our consolidated financial statements, effective October 1, 2004 we reflected new customer acquisition costs as a reduction to revenue when incurred. In 2004, we recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the amount as if the change in accounting principle had taken effect on October 1, 2004.

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

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 23.7% in 2004 compared to 25.7% in 2003. The margin decrease was primarily related to a number of significant one-time related items from the final DEM integration and lower net sales in our Temperature Control Segment. The Engine Management gross margins were negatively impacted in the fourth quarter of 2004 primarily related to (1) the underabsorption of factory overhead expenses of approximately $3 million due to closing manufacturing facilities for physical inventories and to reduce the "bridge inventories" which had been built to cover the plant closings, (2) unfavorable physical inventory adjustments of approximately $3 million primarily related to the scrapping of inventories in facilities being closed, and (3) an inventory writedown of approximately $5 million related to the inventory turnover for products sourced on the outside at substantial premiums to our manufactured costs.

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

GOODWILL. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized but, instead, is subject to an annual review for potential impairment. Our annual impairment test of goodwill as of December 31, 2004, indicated that the carrying amounts of two of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the companies weighted average cost of capital and market multiples. As a result, we recorded an impairment loss on goodwill of $6.4 million during the fourth quarter of 2004. The impairment loss related to our Temperature Control and European Segment for which we recorded a charge of $4.8 million and $1.6 million, respectively.

RESTRUCTURING EXPENSES. Restructuring expenses in 2004 were $11.4 million, primarily related to the DEM integration, compared to $5.7 million in 2003, which primarily related to expenses associated with the DEM integration and with the divestiture of a product line within our European Segment.

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

IMPACT OF INFLATION

Although inflation is a concern, management believes it will be able to continue to minimize any adverse effect of inflation on earnings through cost reduction programs, including the sale of manufactured products, and, where competitive situations permit, selling price increases. Recently, prices of steel and other commodities have risen. These increases did not have a material impact on our consolidated results, as we are not dependent on any single commodity, however, there can be no assurance over the long-term that increases in commodity prices will not materially effect our business or results of operations.

FUTURE RESULTS OF OPERATIONS

We continue to face competitive pressures. In order to sell at competitive prices while maintaining profit margins, we are continuing to focus on overhead and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the year ended December 31, 2005, cash used in operating activities amounted to $2.2 million, compared to cash provided by operating activities of $3.5 million in 2004 and $31.5 million in 2003.

The cash decrease in 2005 was primarily attributable to an increase in accounts receivable partly offset by a decrease in inventories and lower losses from continuing operations. The increase in receivables is primarily due to our decision to exit an accounts receivable draft program, which allowed the early monetizing of negotiable drafts, at a discount which was recorded as SG&A expenses.

The reduction in 2004 was primarily attributable to lower earnings from continuing operations and restructuring charges incurred offset by a decrease in accounts receivable, as compared to 2003.

For the year ended December 31, 2005, net inventory decreased by approximately $15.3 million. Inventory turnover was 2.6x in 2005, 2.5x in 2004, and 2.2x in 2003.

INVESTING ACTIVITIES. Cash used in investing activities was $7.8 million for the year ended December 31, 2005, compared to $10.9 million in 2004 and $101.9 million in 2003. The decrease is primarily due to the payments related to the DEM acquisition in previous years.

The decrease in 2004 as compared to 2003 was primarily due to the payment for the acquisition of DEM on June 30, 2003. During 2004, payments for acquisitions include DEM in Canada and the final cash payment for the DEM acquisition.

Capital expenditures for the three most recent fiscal years ended December 31 totaled $10 million in 2005, $9.8 million in 2004, and $8.9 million in 2003.

FINANCING ACTIVITIES. Cash provided by financing activities was $9.7 million for the year ended December 31, 2005, $1.2 million for 2004 and $75 million in 2003. The increase in 2005 was primarily attributable to increased borrowings under our revolving credit facility, part of which was used to fund the repurchase of our common stock and the prepayment of a promissory note held by Dana Corporation. The decrease in 2004 was primarily due to the financing related to the acquisition of DEM on June 30, 2003.

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

Effective June 30, 2003, in connection with our acquisition of DEM, we amended and restated our credit agreement with General Electric Capital Corporation to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under our revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement from 2006 to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. We expect such availability under the revolving credit facility to be sufficient to meet our ongoing operating and integration costs. Our credit agreement also permits dividends and distributions by us provided specific conditions are met. As of December 31, 2005, we had $142 million of outstanding indebtedness and approximately $52 million of availability under our revolving credit facility.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis: (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008; and (2) to limit capital expenditure levels for each fiscal year through 2008. At March 31, 2005, we were not in compliance with the fixed charge coverage ratio contained in our revolving credit facility and, at September 30, 2005, we were not in compliance with a covenant contained in our revolving credit facility relating to the limitation on redemption of drafts prior to the maturity date thereof under our customer draft programs. We received waivers of compliance of such covenants for the applicable periods.

During 2005, we amended our revolving credit facility on three occasions to provide, among other things, for the following: (1) borrowings of the Company are no longer collateralized by the assets, including accounts receivable, inventory and fixed assets, of our Canadian subsidiary; (2) the specified levels of fixed charge coverage has been modified for 2005 and thereafter; (3) our Canadian subsidiary was released from its obligations under a guaranty and security agreement; (4) the Company's pledge of stock of its Canadian subsidiary to the lenders was reduced from a 100% to a 65% pledge of stock; (5) the removal of the limit on our ability to redeem the current drafts prior to the maturity date; and (6) the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

In December 2005, we further amended our revolving credit facility to provide, among other things, for the following: (1) the lenders' consent to the Company's repurchase of shares of Company common stock held by Dana Corporation and the Company's prepayment of an unsecured promissory note held by Dana; (2) the lenders' consent for a $7 million term loan issued to the Company's Canadian subsidiary by affiliates of the lenders; and (3) the extension of the termination date of our revolving credit facility from February 7, 2008 to December 31, 2008.

In December 2005, our Canadian subsidiary entered into a credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders, and GECC Capital Markets, Inc., as lead arranger and book runner. The credit agreement provides for, among other things, a $7 million term loan, which term loan is guaranteed and secured by us and certain of our wholly-owned subsidiaries and which term loan is coterminous with the term of our revolving credit facility. The $7 million term loan is part of the $305 million available for borrowing under our revolving credit facility.

In addition, in order to facilitate the aggregate financing of the DEM acquisition in June 2003, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million and also issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million.

In connection with our acquisition of DEM, on June 30, 2003 we also issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note was December 31, 2008.

On December 29, 2005, we entered an agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million.

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

In October 2003, we entered into an interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million.

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

As of December 31, 2005, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2005, other than the repurchase of our common stock held by Dana as discussed above, we did not repurchase any shares of our common stock either in the open market or otherwise.

The following is a summary of our contractual commitments as of December 31, 2005:

(IN THOUSANDS)                           2006          2007         2008         2009         2010       2011-2015      TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Principal payments of long term
     debt .........................   $      542    $      555   $      512   $   90,530   $      560   $    6,392    $   99,091
Operating leases ..................        8,163         7,061        5,872        4,462        2,397       21,603        49,558
Interest rate swap agreements .....
                                            (496)           --           --           --           --           --          (496)
Post-employee retirement
     benefits .....................          970         1,069        1,536        1,655        1,768       10,849        17,847
Severance payments related
     to integration ...............          396           413           --           --           --           --           809
                                      ----------    ----------   ----------   ----------   ----------   ----------    ----------
          Total commitments .......   $    9,575    $    9,098   $    7,920   $   96,647   $    4,725   $   38,844    $  166,809
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

REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments. We recognize revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. For some of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities. Such deposit is not recognized as revenue but rather carried as a core liability. The liability is extinguished when a core is actually returned to us. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends. As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

We use cores (used parts) in our remanufacturing processes for air conditioning compressors. The production of air conditioning compressors involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers, or from returns pursuant to an exchange program with customers. Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory at standard cost through a credit to cost of sales the used core exchanged when it is actually received from the customer.

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2005, the allowance for sales returns was $22.3 million. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2005, the allowance for doubtful accounts and for discounts was $9.6 million.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS. New customer acquisition costs refer to arrangements pursuant to which we incur change-over-costs to induce a new customer to switch from a competitor's brand. In addition, change-over-costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. In 2004, we recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the amount as if the change in accounting principle had taken effect on October 1, 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2005, we had a valuation allowance of $26.1 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our business, financial condition and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. With respect to goodwill, if necessary, we test for potential impairment in the fourth quarter of each year as part of our annual budgeting process. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Post-retirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 13 and 14 of the notes to our consolidated financial statements. The most significant of these assumptions are the eligibility criteria of participants, the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. Under FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has concluded that its post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly recognizes subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation under SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." In addition, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, in September 2005 we recognized a curtailment gain of $3.8 million for our post-retirement plan related to changes made to our plan, namely reducing the number of participants eligible for our plan by making all active participants hired after 1995 no longer eligible. The curtailment accounting requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the changes.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. In connection with the Medicare Reform Act, the Financial Accounting Standards Board ("FASB") issued FSP No. FAS 106-2. FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation ("APBO") under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services ("CMS") released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will qualify for the direct subsidies and that our APBO decreased by $9.3 million. As a result, our 2005 post-retirement benefit cost decreased by $1.1 million. The impact of the Medicare Reform Act on our post-retirement plan was compounded by changes made during the year in the modalities of the plan, namely regarding increased participant contributions and reduced eligibility. Prior to these changes, the impact of the Medicare Reform Act had been estimated to be immaterial and therefore not included in previous actuarial evaluations.

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. SFAS 123R is effective for interim and annual financial statements for years beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Also, in March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff's views regarding the valuation of share-based payment arrangements for public companies.

We have adopted SFAS 123R effective January 1, 2006 using the Black-Scholes option pricing model under the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. We do not expect that the initial adoption of SFAS 123R will have a significant impact on our consolidated results of operations and (loss) earnings per share as we expect that it will impact our financial results in a manner similar to our pro forma disclosure in note 1 to the notes of our consolidated financial statements.

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

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109." The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our Company evaluates tax positions for recognition. The FASB expects to issue the final Interpretation in the first half of 2006.

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

EXCHANGE RATE RISK

We have exchange rate exposure primarily with respect to the Canadian dollar, the British pound, the Euro, the Japanese Yen and the Hong Kong dollar. Based on our net losses in 2005, the portion of our consolidated results which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

INTEREST RATE RISK

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements.

In October 2003, we entered into an interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million. If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreement, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations for the applicable period.

At December 31, 2005, we had approximately $248.3 million in loans and financing outstanding, of which approximately $99.1 million bear interest at fixed interest rates and approximately $149.2 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 60% and 49% at December 31, 2005 and 2004, respectively. Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have approximately $1.6 million negative impact on our earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------

Management's Report on Internal Control over Financial Reporting...........38

Report of Independent Registered Public Accounting Firm--Internal
  Control Over Financial Reporting  (Grant Thornton LLP)...................40

Report of Independent Registered Public Accounting Firm--Consolidated
  Financial Statements (Grant Thornton LLP)................................42

Report of Independent Registered Public Accounting Firm--Consolidated
  Financial Statements (KPMG LLP)..........................................43

Consolidated Statements of Operations for the years ended December 31,
  2005, 2004 and 2003......................................................44

Consolidated Balance Sheets as of December 31, 2005 and 2004...............45

Consolidated Statements of Cash Flows for the years ended December 31,
  2005, 2004 and 2003 .....................................................46

Consolidated Statements of Changes in Stockholders' Equity for the
  years ended December 31, 2005, 2004 and 2003.............................47

Notes to Consolidated Financial Statements.................................48

                     MANAGEMENT'S REPORT ON INTERNAL CONTROL
                            OVER FINANCIAL REPORTING

To the Stockholders
Standard Motor Products, Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2005, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our consolidated financial statements for 2005 and has issued an attestation report concurring with management's assessment of our internal control over financial reporting. Grant Thornton's report appears on the following pages of this "Item 8. Financial Statements and Supplementary Data."

REMEDIATION OF PRIOR YEAR MATERIAL WEAKNESSES. A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

As of December 31, 2004, we had identified certain material weaknesses in our internal controls, relating to (a) insufficient personnel resources within the accounting and financial reporting function, (b) deficiencies in our information technology function which, when considered in the aggregate, constituted a material weakness over financial reporting, and (c) deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures. However, these material weaknesses did not have an effect on our reported financial results. We disclosed these material weaknesses in each of the first three quarters of 2005 and took steps to remediate these material weaknesses throughout 2005.

In 2005, we took various actions to strengthen our internal control over financial reporting beyond what has existed in prior years. We remediated the material weaknesses in our internal control over financial reporting by taking the following actions:

      (1) We hired additional senior level accounting staff, including a Corporate Controller/Chief Accounting Officer, and re-allocated resources to our accounting and finance department to strengthen our accounting function, particularly in our Engine Management division. In addition, we hired a Financial Compliance Manager to help drive our Sarbanes-Oxley Act compliance efforts.

      (2) We utilized an independent third party consulting firm to assist us with our preparation, documentation and testing of our compliance efforts with Section 404 of the Sarbanes-Oxley Act.

      (3) We strengthened our documentation and established rigorous procedures relating to controls of our key accounts.

      (4)   We improved our IT function by:

            o Establishing an enterprise wide information technology strategy to synthesize the disparate IT platforms and to develop policies to unify the business solutions and software applications being employed;

            o Establishing a plan for uniform upgrades of workstations and software, including virus protection and software fixes;

            o Establishing a formal policy and procedure to address the overall security framework, including user access, application access, password usage, intrusion detection and system security monitoring;

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

With the implementation of the above measures, we believe that we have significantly improved our internal control over financial reporting. We have therefore concluded that the above-referenced material weaknesses in our internal control over financial reporting have been fully corrected as of December 31, 2005. However, we cannot assure you that neither we nor our independent auditors will in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                         INTERNAL CONTROL OVER REPORTING

The Board of Directors and Shareholders
Standard Motor Products, Inc.:

We have audited management's assessment, included in the accompanying Management's Report On Internal Control Over Financial Reporting, that Standard Motor Products, Inc. (a New York corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Standard Motor Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that Standard Motor Products, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

GRANT THORNTON LLP

New York, New York
March 15, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                        CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (a New York corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements for the year ended December 31, 2004, the Company changed its method of accounting for customer acquisition costs as of October 1, 2004.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Standard Motor Products, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion thereon.


GRANT THORNTON LLP

New York, New York
March 15, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                        CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Standard Motor Products, Inc. and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Standard Motor Products, Inc. and subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP

New York, New York
March 26, 2004

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2005            2004            2003
                                                                        ----            ----            ----
                                                                               (DOLLARS IN THOUSANDS,
                                                                          EXCEPT SHARE AND PER SHARE DATA)
Net sales .......................................................   $    830,413    $    824,283    $    678,783
Cost of sales ...................................................        644,433         629,290         504,011
                                                                    ------------    ------------    ------------
  Gross profit ..................................................        185,980         194,993         174,772
Selling, general and administrative expenses ....................        166,556         178,852         153,303
Restructuring expenses ..........................................          5,342          11,449           5,654
Goodwill impairment charge ......................................             --           6,429              --
                                                                    ------------    ------------    ------------
  Operating income (loss) .......................................         14,082          (1,737)         15,815
Other income (expense), net .....................................          2,648           2,861            (477)
Interest expense ................................................         17,077          13,710          13,907
                                                                    ------------    ------------    ------------
(Loss) earnings from continuing operations before taxes .........           (347)        (12,586)          1,431
Provision (benefit) for income taxes ............................          1,423          (3,679)          1,207
                                                                    ------------    ------------    ------------
(Loss) earnings from continuing operations ......................         (1,770)         (8,907)            224
Loss from discontinued operation, net of tax of $1,118,
  $2,606 and $581$581 ...........................................         (1,775)         (3,909)         (1,742)
                                                                    ------------    ------------    ------------
  Loss before cumulative effect of accounting change ............         (3,545)        (12,816)         (1,518)
Cumulative effect of accounting change, net of tax
  of $1,043 for 2004 ............................................             --          (1,564)             --
                                                                    ------------    ------------    ------------
  Net loss ......................................................   $     (3,545)   $    (14,380)   $     (1,518)
                                                                    ============    ============    ============
Net (loss) earnings per common share - Basic:
     (Loss) earnings from continuing operations .................   $      (0.09)   $      (0.46)   $       0.01
     Discontinued operation .....................................          (0.09)          (0.20)          (0.11)
     Cumulative effect of accounting change .....................             --           (0.08)             --
                                                                    ------------    ------------    ------------
Net loss per common share - Basic ...............................   $      (0.18)   $      (0.74)   $      (0.10)
                                                                    ============    ============    ============
Net (loss) earnings per common share - Diluted:
     (Loss) earnings from continuing operations .................   $      (0.09)   $      (0.46)   $       0.01
     Discontinued operation .....................................          (0.09)          (0.20)          (0.11)
     Cumulative effect of accounting change .....................             --           (0.08)             --
                                                                    ------------    ------------    ------------
Net loss per common share - Diluted .............................   $      (0.18)   $      (0.74)   $      (0.10)
                                                                    ============    ============    ============
Average number of common shares .................................     19,507,818      19,331,358      15,744,930
                                                                    ============    ============    ============
Average number of common shares and dilutive common shares ......     19,507,818      19,331,358      15,793,008
                                                                    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                 ------------------------
                                                                                    2005          2004
                                                                                    ----          ----
                                                                                 (DOLLARS IN THOUSANDS,
                                                                                   EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..............................................   $   14,046    $   14,934
      Accounts receivable, less allowances for discounts and doubtful accounts
        of $9,574 and $9,354 in 2005 and 2004, respectively ..................      176,294       151,352
      Inventories ............................................................      243,297       258,641
      Deferred income taxes ..................................................       14,081        14,809
      Prepaid expenses and other current assets ..............................        7,972         7,480
                                                                                 ----------    ----------
                  Total current assets .......................................      455,690       447,216
Property, plant and equipment, net ...........................................       85,805        97,425
Goodwill and other intangibles, net ..........................................       67,402        69,911
Other assets .................................................................       44,147        42,017
                                                                                               ----------
                  Total assets ...............................................   $  653,044    $  656,569
                                                                                 ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable ..........................................................   $  149,236    $  109,416
      Current portion of long-term debt ......................................          542           534
      Accounts payable .......................................................       52,535        46,487
      Sundry payables and accrued expenses ...................................       24,466        31,241
      Accrued customer returns ...............................................       22,346        23,127
      Restructuring accrual ..................................................        1,286         6,999
      Accrued rebates ........................................................       24,017        24,210
      Payroll and commissions ................................................       11,494        10,442
                                                                                 ----------    ----------
                        Total current liabilities ............................      285,922       252,456
Long-term debt ...............................................................       98,549       114,236
Post-retirement medical benefits and other accrued liabilities ...............       45,962        44,111
Restructuring accrual ........................................................       11,348        12,394
Accrued asbestos liabilities .................................................       25,556        26,060
                                                                                 ----------    ----------
                        Total liabilities ....................................      467,337       449,257
                                                                                 ----------    ----------
Commitments and contingencies
Stockholders' equity:
      Common Stock - par value $2.00 per share:
         Authorized 30,000,000 shares, issued 20,486,036 shares ..............       40,972        40,972
      Capital in excess of par value .........................................       56,966        57,424
      Retained earnings ......................................................      109,649       120,218
      Accumulated other comprehensive income .................................        4,158         4,805
      Treasury stock - at cost (2,315,645 and 1,067,308 shares in 2005
         and 2004, respectively) .............................................      (26,038)      (16,107)
                                                                                 ----------    ----------
                        Total stockholders' equity ...........................      185,707       207,312
                                                                                 ----------    ----------
                        Total liabilities and stockholders' equity ...........   $  653,044    $  656,569
                                                                                 ==========    ==========



          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 2005          2004          2003
                                                                                 ----          ----          ----
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................................   $   (3,545)   $  (14,380)   $   (1,518)
Adjustments to reconcile net loss to net cash provided
            by operating activities:
      Depreciation and amortization .......................................       17,356        19,013        17,092
      Increase to allowance for doubtful accounts .........................          655           404           813
      Increase to inventory reserves ......................................        5,286         1,487         5,613
      Loss on disposal of property, plant and equipment ...................        2,940         1,379         1,001
      Gain on retirement of debt ..........................................       (1,258)           --            --
      Equity income from joint ventures ...................................         (955)         (752)          (27)
      Employee stock ownership plan allocation ............................        1,341         1,643           938
      Increase in deferred income taxes ...................................       (4,760)       (6,243)       (3,173)
      (Increase) decrease in tax valuation allowance ......................        3,074          (182)        1,541
      Cumulative effect of accounting change ..............................           --         1,564            --
      Loss from discontinued operation, net of taxes ......................        1,775         3,909         1,742
      Goodwill impairment charge ..........................................           --         6,429            --
Change in assets and liabilities, net of effects from acquisitions:
      (Increase) decrease in accounts receivable ..........................      (25,597)       21,833         7,770
      Decrease (increase) in inventories ..................................       10,058        (5,350)       (2,102)
      (Increase) decrease in prepaid expenses and other current assets ....         (491)          (82)          446
      Decrease in other assets ............................................        1,237         3,662         1,802
      Increase (decrease) in accounts payable .............................        2,760       (12,376)       (9,471)
      (Decrease) increase  in sundry payables and accrued expenses ........       (6,968)       (5,969)        7,045
      Decrease in restructuring accrual ...................................       (5,516)      (12,222)       (2,085)
      Increase (decrease) in other liabilities ............................          370          (301)        4,036
                                                                              ----------    ----------    ----------
            Net cash (used in) provided by operating activities ...........       (2,238)        3,466        31,463
                                                                              ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment ...................        2,164         1,734            87
Capital expenditures, net of effects from acquisitions ....................       (9,957)       (9,774)       (8,926)
Maturity of investments ...................................................           --            --         7,200
Payments for acquisitions, net of cash acquired ...........................           --        (2,906)     (100,249)
                                                                              ----------    ----------    ----------
            Net cash used in investing activities .........................       (7,793)      (10,946)     (101,888)
                                                                              ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreements ............................       39,820         9,717        20,081
Principal payments and retirement of long-term debt .......................      (14,655)       (3,341)       (4,313)
Borrowings under new long-term debt .......................................           --            --        10,000
Proceeds from issuance of common stock, net of issuance costs .............           --            --        55,744
Increase in overdraft balances ............................................        3,288           834         1,509
Debt issuance costs .......................................................           --            --        (2,460)
Repurchase of shares held by Dana Corporation .............................      (11,899)           --            --
Proceeds from exercise of employee stock options ..........................          169           972            91
Dividends paid ............................................................       (7,024)       (6,955)       (5,615)
                                                                              ----------    ----------    ----------
            Net cash provided by financing activities .....................        9,699         1,227        75,037
                                                                              ----------    ----------    ----------
Effect of exchange rate changes on cash ...................................         (556)        1,540         5,345
                                                                              ----------    ----------    ----------
Net (decrease) increase in cash and cash equivalents ......................         (888)       (4,713)        9,957
CASH AND CASH EQUIVALENTS at beginning of year ............................       14,934        19,647         9,690
                                                                              ----------    ----------    ----------
CASH AND CASH EQUIVALENTS at end of year ..................................   $   14,046    $   14,934    $   19,647
                                                                              ==========    ==========    ==========
Supplemental disclosure of cash flow information:
      Cash paid during the year for:
            Interest ......................................................   $   17,227    $   13,741    $   13,641
                                                                              ==========    ==========    ==========
            Income taxes ..................................................   $    3,456    $    2,582    $    2,815
                                                                              ==========    ==========    ==========
Non-cash investing and financing activities:
      Common stock issued to seller for acquisition .......................   $       --    $       --    $   15,125
                                                                              ==========    ==========    ==========
      Issuance of long-term debt to seller for acquisition ................   $       --    $       --    $   15,125
                                                                              ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                 CAPITAL                   ACCUMULATED
                                                                IN EXCESS                     OTHER
                                                     COMMON       OF PAR      RETAINED     COMPREHENSIVE   TREASURY
                                                      STOCK        VALUE      EARNINGS     INCOME (LOSS)     STOCK         TOTAL
                                                      -----        -----      --------     -------------     -----         -----
(In thousands)
BALANCE AT DECEMBER 31, 2002 ..................... $   26,649   $    1,764   $  148,686     $   (2,581)   $  (20,637)   $  153,881
Comprehensive Loss:
      Net loss ...................................                               (1,518)                                    (1,518)
      Foreign currency translation adjustment ....                                               6,162                       6,162
      Unrealized gain on interest rate swap
         agreements, net of tax of $439 ..........                                               1,317                       1,317
      Minimum pension liability adjustment .......                                                 (84)                        (84)
                                                                                                                        ----------
      Total comprehensive loss ...................                                                                           5,877
Cash dividends paid ..............................                               (5,615)                                    (5,615)
Issuance of common stock related to acquisition ..     14,323       56,546                                                  70,869
Exercise of employee stock options ...............                     (30)                                      121            91
Employee Stock Ownership Plan ....................                    (194)                                    1,132           938
                                                   ----------   ----------   ----------     ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2003 .....................     40,972       58,086      141,553          4,814       (19,384)      226,041
Comprehensive Loss:
      Net loss ...................................                              (14,380)                                   (14,380)
      Foreign currency translation adjustment ....                                               2,242                       2,242
      Unrealized gain on interest rate swap
        agreements, net of tax of $127 ...........                                                 383                         383
      Minimum pension liability adjustment .......                                              (2,634)                     (2,634)
                                                                                                                        ----------
      Total comprehensive loss ...................                                                                         (14,389)
Cash dividends paid ..............................                               (6,955)                                    (6,955)
Exercise of employee stock options ...............                    (645)                                    1,617           972
Employee Stock Ownership Plan ....................                     (17)                                    1,660         1,643
                                                   ----------   ----------   ----------     ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2004 .....................     40,972       57,424      120,218          4,805       (16,107)      207,312

Comprehensive Loss:
      Net loss ...................................                               (3,545)                                    (3,545)
      Foreign currency translation adjustment ....                                                (940)                       (940)
      Unrealized gain on interest rate swap
        agreements, net of tax of $108 ...........                                                  26                          26
      Minimum pension liability adjustment .......                                                 267                         267
                                                                                                                        ----------
      Total comprehensive loss ...................                                                                          (4,192)
Cash dividends paid ..............................                               (7,024)                                    (7,024)
Exercise of employee stock options ...............                     (71)                                      240           169
Employee Stock Ownership Plan ....................                    (387)                                    1,728         1,341
Repurchase of shares held by Dana Corporation ....                                                           (11,899)      (11,899)
                                                   ----------   ----------   ----------     ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2005 ..................... $   40,972   $   56,966   $  109,649     $    4,158    $  (26,038)   $  185,707
                                                   ==========   ==========   ==========     ==========    ==========    ==========

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

USE OF ESTIMATES

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other post-retirement benefits, asbestos and litigation matters, deferred tax asset valuation allowance and sales return allowances. Actual results could differ from those estimates.

RECLASSIFICATIONS

Where appropriate, certain amounts in 2004 and 2003 have been reclassified to conform with the 2005 presentation.

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

INVENTORIES

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company's review of on-hand inventories. We provided for an inventory reserve of $39.1 million and $39.6 million as of December 31, 2005 and 2004, respectively.

We use cores (used parts) in our remanufacturing processes for air conditioning compressors. The production of air conditioning compressors involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers, or from returns pursuant to an exchange program with customers. Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory at standard cost through a credit to cost of sales the used core exchanged when it is actually received from the customer.

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

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                      ESTIMATED LIFE
                                          --------------------------------------
   Buildings and improvements............ 25 to 33-1/2 years
   Building refurbishments............... 10 years
   Machinery and equipment............... 7 to 12 years
   Tools, dies and auxiliary equipment... 3 to 8 years
   Furniture and fixtures................ 3 to 12 years
   Leasehold improvements................ Shorter of life of asset or lease term

Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred.

GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS

New customer acquisition costs refer to arrangements pursuant to which we incur change-over-costs to induce a new or existing customer to switch from a competitor's brand. In addition, change-over-costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $1.6 million, net of tax effects, and recorded the accounting change as if it had taken effect on October 1, 2004. Accordingly, the effect of the change is recorded in the 2004 quarterly data presented in Note 3.

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

REVENUE RECOGNITION

We recognize revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. For some of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities. Such deposit is not recognized as revenue but rather carried as a core liability. The liability is extinguished when a core is actually returned to us. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

Selling, general and administration expenses includes shipping costs and advertising, which is expensed as incurred. Shipping and handling charges, as well as freight to customers, are included in distribution expenses as part of selling, general and administration expenses.

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of $9.9 million as of 2005 and $9.7 million as of 2004 were capitalized in other assets and are being amortized over the life of the related financing arrangements through 2009. At December 31, 2005 and 2004, total accumulated amortization was $5.4 million and $5 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The annual net post-retirement benefit liability and related expense under our benefit plans are determined on an actuarial basis. Benefits are determined primarily based upon employees' length of service.

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


                                                     2005       2004       2003
                                                     ----       ----       ----
                                                           (IN THOUSANDS)
Weighted average common shares....................  19,508     19,331     15,745
Effect of potentially dilutive common shares......      --         --         48
Weighted average common equivalent shares
  outstanding assuming dilution...................  19,508     19,331     15,793

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                                     2005       2004       2003
                                                     ----       ----       ----
                                                           (IN THOUSANDS)
Stock options.....................................   1,249      1,192        844
Convertible debentures............................   2,796      2,796      2,796

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

STOCK-BASED COMPENSATION PLANS

Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the years ended December 31, 2005, 2004 and 2003 were exercisable at prices equal to the fair market value of our common stock on the dates the options were granted; therefore, no compensation cost has been recognized for the stock options granted.

If we accounted for stock-based compensation using the fair value method of SFAS 123, as amended by Statement No. 148, the effect on net loss and basic and diluted loss per share would have been as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       2005          2004          2003
                                                                       ----          ----          ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net loss, as reported ...........................................   $   (3,545)   $  (14,380)   $   (1,518)
Less: Total stock-based employee compensation expense
      determined under fair value method for all awards, net
      of related tax effects ....................................          678           452           137
                                                                    ----------    ----------    ----------
Pro forma net loss ..............................................   $   (4,223)   $  (14,832)   $   (1,655)
                                                                    ----------    ----------    ----------
Loss per share:
      Basic - as reported .......................................   $    (0.18)   $    (0.74)   $    (0.10)
      Basic - pro forma .........................................   $    (0.22)   $    (0.77)   $    (0.11)
      Diluted - as reported .....................................   $    (0.18)   $    (0.74)   $    (0.10)
      Diluted - pro forma .......................................   $    (0.22)   $    (0.77)   $    (0.11)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              2005         2004          2003
                                              ----         ----          ----
Expected option life................      3.9 years     3.9 years     3.9 years
Expected stock volatility...........          39.1%         38.6%         38.9%
Expected dividend yield.............           3.4%          2.7%          2.6%
Risk-free interest rate.............           4.0%          3.6%          2.4%
Fair value of option................         $2.72         $3.46         $3.36

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. We adopted SFAS 123R effective January 1, 2006 using the Black-Scholes option pricing model under the modified prospective application method.

ASBESTOS LITIGATION

In evaluating our potential asbestos-related liability, it is the accounting policy of the Company to use an actuarial study that is prepared by a leading actuarial firm with expertise in assessing asbestos-related liabilities. We evaluate the estimate of the range of undiscounted liability to determine which amount to accrue. If there is no amount within the range of settlement payments that is more likely than any other, we record the low end of the range as the liability associated with future settlement payments. Legal costs are expensed as incurred.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We place our cash investments with high quality financial institutions and limit the amount of credit exposure to any one institution. Although we are directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers' financial conditions. Our five largest individual customers, including members of a marketing group, accounted for 52%, 50% and 43% of consolidated net sales in 2005, 2004 and 2003, respectively. Two individual customers accounted for 18% and 15%, respectively, of consolidated net sales in 2005, 17% and 14%, respectively, of consolidated net sales in 2004, and 12% and 12%, respectively, of consolidated net sales in 2003. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2005 and 2004 were uninsured. Foreign cash balances at December 31, 2005 and 2004 were $3 million and $10 million, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. In connection with the Medicare Reform Act, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. The FSP was adopted for periods beginning after July 1, 2004. Under the FSP, if a company concludes that its defined benefit post-retirement benefit plan is actuarially equivalent to the Medicare Part D benefit, the employer should recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation ("APBO") under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The resulting reduction of the APBO should be accounted for as an actuarial gain. On January 21, 2005, the Centers for Medicare and Medicaid Services ("CMS") released final regulations implementing major provisions of the Medicare Reform Act of 2003. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will qualify for the direct subsidies and that our APBO decreased by $9.3 million. As a result, our 2005 post-retirement benefit cost decreased by $1.1 million. The impact of the Medicare Reform Act on our post-retirement plan was compounded by changes made during the year in the modalities of the plan, namely regarding increased participant contributions and reduced eligibility. Other than the aforementioned changes, the impact of the Medicare Reform Act had been estimated to be immaterial and therefore not included in previous actuarial evaluations.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

We adopted SFAS 123R effective January 1, 2006 using the Black-Scholes option pricing model under the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased or canceled after the effective date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123. We do not expect that the initial adoption of SFAS 123R will have a significant impact on our consolidated results of operations and (loss) earnings per share as we expect that it will impact our financial results in a manner similar to our pro forma disclosure above.

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

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109." The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our Company evaluates tax positions for recognition. The FASB expects to issue the final Interpretation in the first half of 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash (includes $1.9 million paid in 2004 for final payment), issued an unsecured promissory note of $15.1 million (as discussed more fully in Note 9), and issued 1,378,760 shares of our common stock valued at $15.1 million using an average market price of $10.97 per share. The average market price was based on the average closing price for a range of trading days preceding the closing date of the acquisition. Our final purchase price was approximately $130.5 million, which included $7.1 million of transaction costs.

In connection with the acquisition of DEM, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million. The net proceeds from this equity offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility with General Electric Capital Corporation.

Effective June 30, 2003, we also amended and restated our credit agreement with General Electric Capital Corporation, which increased the amount available under our revolving credit facility by $80 million, to $305 million, as discussed more fully in Note 9. We then financed the cash portion of the acquisition purchase price and the costs associated with the acquisition by borrowing from our revolving credit facility.

The purchase price of the acquisition is summarized as follows (in thousands):

      Value of common stock issued........................... $   15,125
      Unsecured promissory note..............................     15,125
      Cash consideration.....................................     93,172
                                                              ----------
         Total consideration.................................    123,422
      Transaction costs......................................      7,077
                                                              ----------
      Total purchase price................................... $  130,499
                                                              ==========

The acquisition purchase price was based upon the final book value of the acquired assets of DEM less the book value of the assumed liabilities of DEM as of the close of business on the closing date, subject to a maximum purchase price of $125 million (not including transaction costs).

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following table summarizes the components of the net assets acquired based upon the final purchase accounting (in thousands):

   Accounts receivable................................................ $ 65,162
   Inventories........................................................   81,693
   Property, plant and equipment......................................   17,165
   Goodwill...........................................................   39,847
   Intangible assets:
         Customer relationships (estimated useful life of 10 years)...   10,000
         Trademarks and trade names (indefinite life).................    6,100
   Other assets.......................................................      128
                                                                       --------
   Total assets acquired.............................................. $220,095
                                                                       --------
   Accounts payable................................................... $ 30,247
   Sundry payables and accrued expenses...............................   32,152
   Accrued customer returns...........................................    7,013
   Payroll and commissions............................................    3,984
   Other liabilities..................................................   16,200
                                                                       --------
   Total liabilities assumed..........................................   89,596
                                                                       --------
   Net assets acquired................................................ $130,499
                                                                       ========

The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the assets and liabilities acquired were recorded at their fair value at the date of the acquisition, and the results of operations of DEM is included in our results beginning on the June 30, 2003 acquisition date.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Certain adjustments were made to goodwill subsequent to the acquisition date and are described in Note 7. Goodwill of $39.8 million resulting from this acquisition has been assigned to our Engine Management reporting unit. Goodwill associated with this acquisition will be deductible for tax purposes.

The following table represents our unaudited pro forma consolidated statement of operations for the year ended December 31, 2003, as if the acquisition of DEM had been completed at January 1, 2003. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                                                 YEAR ENDED
                                                             DECEMBER 31, 2003
                                                             -----------------
                                                               (IN THOUSANDS)
Net sales..................................................      $ 822,515
Loss from continuing operations............................      $  (2,246)
Loss before cumulative effect of accounting change ........      $  (3,988)
Net loss...................................................      $  (3,988)

Net loss per common share:
Net loss - Basic...........................................      $   (0.21)
Net loss - Diluted.........................................      $   (0.21)

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

On December 29, 2005, we entered into an agreement with Dana in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate purchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million. We recognized the discount of $1.1 million as a gain on the repayment of the note as well as the unrecognized deferred interest expense thereon of $0.1 million as income in 2005.

RESTRUCTURING COSTS

In connection with the acquisition, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. At the time, we announced that we would close seven DEM facilities, which has subsequently occurred. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003 (subsequently reduced to $33.7 million during 2003 and $32.5 million in 2005). Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition.

Of the total restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the years ended December 31, 2005 and 2004, termination benefits of $2.3 million and $9.4 million, respectively, have been charged to the restructuring accrual. In addition, during 2005 a $1.1 million reduction was made to the workforce liability based on current commitments, which amount has been applied as a reduction of goodwill established on the acquisition of DEM. As of December 31, 2005, the reserve balance was at $0.8 million. We expect to pay most of this amount for workforce reductions in 2006 and 2007.

The restructuring accrual also includes approximately $18 million associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans are to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we have lease commitments for one facility through 2021. Exit costs of $3.2 million were paid in 2005 and a reduction of $0.1 million was made based on current estimates, leaving the exit reserve balance at $11.8 million as of December 31, 2005. The $0.1 million has been applied as a reduction of goodwill established on the acquisition of DEM.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):

                                                     WORKFORCE   OTHER EXIT
                                                     REDUCTION      COSTS      TOTAL
                                                     ---------      -----      -----
Restructuring liability at December 31, 2004.......    $4,250      $15,143    $19,393
Cash payments during 2005..........................     2,338        3,178      5,516
                                                                        --
Adjustments during 2005............................     1,103          140      1,243
                                                       ------      -------    -------
Restructuring liability as of December 31, 2005....    $  809      $11,825    $12,634
                                                       ======      =======    =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

3. CHANGE IN ACCOUNTING PRINCIPLE

ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS

New customer acquisition costs refer to arrangements pursuant to which we incur change-over-costs to induce a new or existing customer to switch from a competitor's brand. In addition, change-over-costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. In accordance with Accounting Principles Board Opinion ("APB") 20, "Accounting Changes" and FAS 3, the change in accounting for new customer acquisition costs effective as of October 1, 2004 is reflected in the following unaudited quarterly 2004 results as if the change had occurred on January 1, 2004 with the quarterly results for the first, second and third quarters of 2004 restated as if the new policy had been in effect throughout 2004 (in thousands, except per share data):

                                                        1ST QUARTER   2ND QUARTER  3RD QUARTER   4TH QUARTER
                                                         (RESTATED)    (RESTATED)   (RESTATED)
                                                        (UNAUDITED)   (UNAUDITED)  (UNAUDITED)   (UNAUDITED)
2004
Net sales, as reported ..............................   $  204,781    $  235,049   $  203,487    $  180,966
Cumulative effect at January 1, 2004 ................       (2,605)           --           --            --
Effect of change in accounting for new customer
   acquisition costs, net of tax effects ............          148            83         (220)           --
New sales, as adjusted ..............................      202,324       235,132      203,267       180,966

Net loss, as reported ...............................         (970)        6,692         (676)      (19,426)
Cumulative effect at January 1, 2004, net of tax
   effects ..........................................       (1,564)           --           --            --
Effect of change in accounting for new customer
   acquisition costs, net of tax effects ............           89            50         (132)           --
Net loss, as adjusted ...............................       (2,445)        6,742         (808)      (19,426)

Basic net loss per share, as reported ...............        (0.05)         0.35        (0.03)        (1.00)
Cumulative effect at January 1, 2004, net of tax
   effects ..........................................        (0.08)           --           --            --
Effect of change in accounting for new customer
   acquisition costs, net of tax effects ............           --            --        (0.01)           --
Basic net loss per share, as adjusted ...............        (0.13)         0.35        (0.04)        (1.00)

Diluted net loss per share, as reported .............        (0.05)         0.34        (0.03)        (1.00)
Cumulative effect at January 1, 2004, net of tax
   effects ..........................................        (0.08)           --           --            --
Effect of change in accounting for new customer
   acquisition costs, net of tax effects ............           --            --        (0.01)           --
Diluted net loss per share, as adjusted .............        (0.13)         0.34        (0.04)        (1.00)

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

4. SALES OF RECEIVABLES

Prior to November 18, 2005, the Company entered into agreements to sell undivided interests in certain of its receivables to factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third parties. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $240.7 million and $194.4 million of receivables during 2005 and 2004, respectively. We retained no rights or interest, and have no obligations, with respect to the sold receivables. We do not service the receivables after the sale.

The sale of receivables was accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The sold receivables were removed from the balance sheet at the time of sale. The costs incurred in relation to the sale of receivables were $3.4 million and $2.4 million in 2005 and 2004, respectively, and are recorded in selling, general and administrative expense. Pursuant to an amendment to our revolving credit facility in November 2005, we are prohibited from accepting drafts under our customer draft programs after November 18, 2005.

5. INVENTORIES

                                                               DECEMBER 31,
                                                           -------------------
                                                             2005       2004
                                                             ----       ----
                                                              (IN THOUSANDS)
      Finished goods, net ..............................   $182,567   $192,017
      Work in process, net .............................      4,235      4,691
      Raw materials, net ...............................     56,495     61,933
                                                           --------   --------
           Total inventories, net ......................   $243,297   $258,641
                                                           ========   ========

6. PROPERTY, PLANT AND EQUIPMENT

                                                               DECEMBER 31,
                                                           -------------------
                                                             2005       2004
                                                             ----       ----
                                                              (IN THOUSANDS)
      Land, buildings and improvements .................   $ 70,748   $ 72,284
      Machinery and equipment ..........................    136,010    142,134
      Tools, dies and auxiliary equipment ..............     22,447     21,563
      Furniture and fixtures ...........................     28,634     28,093
      Leasehold improvements ...........................      7,485      7,333
      Construction in progress .........................      6,552      5,308
                                                           --------   --------
                                                            271,876    276,715
      Less accumulated depreciation ....................    186,071    179,290
                                                           --------   --------
      Total property, plant and equipment, net .........   $ 85,805   $ 97,425
                                                           ========   ========

Depreciation expense was $15 million, $16.8 million and $15.4 million for 2005, 2004 and 2003, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

We test for impairment of our remaining goodwill at least annually. Under SFAS No. 142, "Goodwill and Other Intangible Assets," we completed our annual impairment test of goodwill as of December 31, 2005 and determined that our goodwill was not impaired.

We completed our annual impairment test of goodwill as of December 31, 2004 and determined that the carrying amounts of two of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the Company's weighted average cost of capital and market multiples. As a result, we recorded an impairment loss in the fourth quarter of 2004 of our remaining goodwill in our Temperature Control and European Segment of $4.8 million and $1.6 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We completed our annual impairment test of goodwill as of December 31, 2003 and determined that our goodwill was not impaired.

The changes in the carrying value of goodwill for our segments during the year ended December 31, 2005 are as follows (in thousands):

                                                      ENGINE      TEMPERATURE
                                                    MANAGEMENT      CONTROL       EUROPE         TOTAL
                                                    ----------      -------       ------         -----
Balance as of December 31, 2004 ..................   $ 50,337      $     --      $     --      $ 50,337
Purchase accounting adjustments (Note 2) .........     (1,243)           --            --        (1,243)
                                                     --------      --------      --------      --------
Balance as of December 31, 2005 ..................   $ 49,094      $     --      $     --      $ 49,094
                                                     ========      ========      ========      ========

In connection with the acquisition of DEM, we completed the purchase price allocation in June 2004. As a result, goodwill was reduced by $15.3 million in 2004 comprised of $16.1 million reclassified to intangible assets based on a fair market valuation and $0.8 million increase related to the acquired inventory. During 2005, goodwill was reduced $1.2 million based on a reduction in the restructuring cost estimate that had been established in purchase accounting. (See Note 2)

OTHER INTANGIBLE ASSETS

Other intangibles assets include computer software. Computer software, net of amortization, was $3.9 million and $4 million as of December 31, 2005 and 2004, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $0.8 million, $1.5 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets associated with the acquisition of DEM, as of December 31, 2005, consist of (in thousands):

                                                        ACCUMULATED
                                              GROSS    AMORTIZATION      NET

Customer relationships .................   $   10,000   $    1,667   $    8,333
Trademarks and trade names .............        6,100           --        6,100
                                           ----------   ----------   ----------
                                           $   16,100   $    1,667   $   14,433
                                           ==========   ==========   ==========

Of the total purchase price, $16.1 million was allocated to intangible assets consisting of customer relationships and trademarks and trade names; $10 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and trade names which is not subject to amortization as they were determined to have indefinite useful lives. Amortization expense for acquired intangible assets was $1.1 million, $0.6 million and $0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Estimated amortization expense for the next five years is $1.1 million in each year during 2006 through 2010.

8. OTHER ASSETS

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2005         2004
                                                           ----         ----
                                                            (IN THOUSANDS)

Equity in joint ventures ............................   $    2,014   $    1,938
Deferred income taxes, net (Note 16) ................       26,567       24,153
Deferred financing costs, net .......................        4,558        5,211
Other ...............................................       11,008       10,715
      Total other assets, net .......................   $   44,147   $   42,017


Included in the above caption "Other" is a preferred stock investment of $1.5 million in a customer, which is carried at cost. Net sales to this customer amounted to $47.8 million, $65.3 million and $53 million in 2005, 2004 and 2003, respectively.

9. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2005         2004
                                                           ----         ----
Current
Revolving credit facilities (1) .....................   $  149,236   $  109,416
Current portion of mortgage loan ....................          542          534
                                                        ----------   ----------
                                                           149,778      109,950
                                                        ----------   ----------
Long-term Debt
6.75% convertible subordinated debentures ...........       90,000       90,000
Unsecured promissory note ...........................           --       15,125
Mortgage loan .......................................        8,912        9,381
Other ...............................................          179          264
Less current portion of long-term debt ..............          542          534
                                                        ----------   ----------
                                                            98,549      114,236
                                                        ----------   ----------
     Total debt .....................................   $  248,327   $  224,186
                                                        ==========   ==========

      (1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

Maturities of long-term debt during the five years ending December 31, 2006 through 2010 are $0.5 million, $0.6 million, $0.5 million $90.5 million and $0.6 million, respectively.

The Company had deferred financing cost of $4.5 million and $5.2 million as of December 31, 2005 and 2004, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to eight years.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

REVOLVING CREDIT FACILITY

Effective April 27, 2001, we entered into an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement was for a period of five years and provided for a line of credit up to $225 million.

Effective June 30, 2003, in connection with our acquisition of DEM, we amended and restated our credit agreement with General Electric Capital Corporation to provide for an additional $80 million commitment. This additional commitment increases the total amount available for borrowing under the revolving credit facility to $305 million from $225 million, and extends the term of the credit agreement from 2006 to 2008. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into effect outstanding borrowings under the revolving credit facility, there was an additional $52.5 million available for us to borrow pursuant to the formula at December 31, 2005. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2005 and 2004, the interest rate on the Company's revolving credit facility was 6.7% and 4.4%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under the revolving credit facility, classified as current liabilities, were $142.3 million and $103.6 million at December 31, 2005 and 2004, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of our domestic and Canadian subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008, and (2) to limit capital expenditure levels for each fiscal year through 2008. At March 31, 2005, we were not in compliance with the fixed charge coverage ratio contained in our revolving credit facility and, at September 30, 2005, we were not in compliance with a covenant contained in our revolving credit facility relating to the limitation on redemption of drafts prior to the maturity date thereof under our customer draft programs. We received waivers of compliance of such covenants for the applicable periods.

During 2005, we amended our revolving credit facility on three occasions to provide, among other things, for the following: (1) borrowings of the Company are no longer collateralized by the assets, including accounts receivable, inventory and fixed assets, of our Canadian subsidiary; (2) the specified levels of fixed charge coverage has been modified for 2005 and thereafter; (3) our Canadian subsidiary was released from its obligations under a guaranty and security agreement; (4) the Company's pledge of stock of its Canadian subsidiary to the lenders was reduced from a 100% to a 65% pledge of stock; (5) the removal of the limit on our ability to redeem the current drafts prior to the maturity date; and (6) the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

In December 2005, we further amended our revolving credit facility to provide, among other things, for the following: (1) the lenders' consent to the Company's repurchase of shares of Company common stock held by Dana Corporation and the Company's prepayment of an unsecured promissory note held by Dana; (2) the lenders' consent for a $7 million term loan issued to the Company's Canadian subsidiary by affiliates of the lenders; and (3) the extension of the termination date of our revolving credit facility from February 7, 2008 to December 31, 2008.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CANADIAN TERM LOAN

In December 2005, our Canadian subsidiary entered into a credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders, and GECC Capital Markets, Inc., as lead arranger and book runner. The credit agreement provides for, among other things, a $7 million term loan, which term loan is guaranteed and secured by us and certain of our wholly-owned subsidiaries and which term loan is coterminous with the term of our revolving credit facility. The $7 million term loan is part of the $305 million available for borrowing under our revolving credit facility.

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary of the Company has a revolving credit facility. The amount of short-term bank borrowings outstanding under this facility was $7 million and $5.8 million at December 31, 2005 and 2004, respectively. The weighted average interest rates on these borrowings at December 31, 2005 and 2004 were 6.5% and 6.9%, respectively.

SUBORDINATED DEBENTURES

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

UNSECURED PROMISSORY NOTE

In connection with our acquisition of DEM, we issued to Dana Corporation an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million. The promissory note bears an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest is due quarterly under the promissory note. The maturity date of the promissory note is five and a half years from the date of issuance. The promissory note may be prepaid in whole or in part at any time without penalty. In December 2005, we prepaid at a discount the promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million. We recognized the discount of $1.1 million as a gain on the repayment of the note as well as the unrecognized deferred interest expense thereon of $0.2 million as income in 2005.

MORTGAGE LOAN AGREEMENT

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

In October 2003, we entered into an interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million. We have recorded an asset of $496,000 to recognize the fair value of interest derivatives, and we have also recorded a tax liability of $198,000 associated therewith. The net offset is recorded in accumulated other comprehensive income.

If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective will be recognized as gain or loss in the statement of operations in the "interest expense" caption for the applicable period. It is not expected that any gain or loss will be reported in the statement of operations during the year ending December 31, 2006 nor has any been recorded in 2005, 2004 or 2003.

11. STOCKHOLDERS' EQUITY

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate series of preferred, to fix the number of shares therein and the variations in relative rights as between series. On December 18, 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2005.

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

The Rights will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 20% or more of our outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 20% of our outstanding common shares. Once the rights become exercisable, they entitle all other shareholders to purchase, by payment of an $80.00 exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after a 20% position is acquired and prior to the acquisition of a 50% position, our Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-thousandth of a share of Series A Preferred Stock. The Rights may be redeemed at a price of $0.001 per Right at any time prior to their expiration on February 28, 2006. On February 28, 2006, the Rights Plan expired according to its stated terms.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

As of December 31, 2005, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2005, we did not repurchase any shares of our common stock, other then the shares repurchased from Dana in December 2005 as previously discussed.

Accumulated other comprehensive income (loss) is comprised of the following (in thousands):


                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             2005        2004
                                                                             ----        ----
Foreign currency translation adjustments ...............................   $  7,082    $  8,022
Unrealized gain on interest rate swap agreement, net of tax of $198 ....        298         272
Minimum pension liability ..............................................     (3,222)     (3,489)
                                                                           --------    --------
Total accumulated other comprehensive income (loss) ....................   $  4,158    $  4,805
                                                                           ========    ========

12. STOCK-BASED COMPENSATION PLANS

We have principally four fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated as of May 25, 2004, we were authorized to issue 1,500,000 stock options. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, which terminates as of May 20, 2014, we are authorized to issue 500,000 stock options. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we are authorized to issue 50,000 stock options under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Options forfeited under the stock option plans are eligible to be granted again with respect to the options so forfeited. At December 30, 2005, under our stock option plans, there were an aggregate of (a) 1,286,851 shares of common stock authorized for grants, (b) 1,249,226 shares of common stock granted, and (c) 37,625 shares of common stock available for future grants.

A summary of the status of our stock option plans follow (shares in thousands):

                                                   2005                   2004                   2003
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            SHARES       PRICE     SHARES       PRICE     SHARES       PRICE
                                           --------    --------   --------    --------   --------    --------
Outstanding at beginning of year .......      1,192    $  16.20      1,163    $  16.33        910    $  17.14
Granted ................................        280       11.06        251       14.21        346       14.69
Exercised ..............................         (5)      10.79       (101)       8.77         (3)       9.79
Forfeited ..............................       (218)      19.91       (121)      19.33        (90)      18.29
                                           --------    --------   --------    --------   --------    --------
Outstanding at end of year .............      1,249    $  14.42      1,192    $  16.20      1,163    $  16.33
                                           --------    --------   --------    --------   --------    --------
Options exercisable at end of year .....        755                    729                    800
                                           --------               --------               --------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                            STOCK OPTIONS OUTSTANDING
--------------------------------------------------------------------------------
                      SHARES           WEIGHTED-AVERAGE
   RANGE OF         OUTSTANDING      REMAINING CONTRACTUAL      WEIGHTED-AVERAGE
EXERCISE PRICES     AT 12/31/05           LIFE (YEARS)           EXERCISE PRICE
--------------------------------------------------------------------------------
$ 9.29 - $11.61         494                    6.1                   $10.84
$12.10 - $16.94         566                    5.9                   $14.48
$22.46 - $24.84         189                    0.7                   $23.56
                      -----
                      1,249
                      =====

                            STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
   RANGE OF                   SHARES EXERCISABLE                WEIGHTED-AVERAGE
EXERCISE PRICES                   AT 12/31/05                    EXERCISE PRICE
--------------------------------------------------------------------------------
$ 9.29 - $11.29                       215                            $10.55
$12.10 - $16.94                       351                            $13.97
$22.46 - $24.84                       189                            $23.56
                                      ---
                                      755
                                      ===

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

The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan (in thousands):

                                                               DECEMBER 31,
                                                          --------------------
                                                            2005        2004
                                                            ----        ----
Benefit obligation at beginning of year ...............   $     --    $     --
Interest cost .........................................         --          --
Actuarial loss ........................................         --          --
Settlement ............................................         --          --
Benefits paid .........................................         --          --
                                                          --------    --------
Benefit obligation at end of year .....................   $     --    $     --
                                                          ========    ========
Fair value of plan assets at beginning of year ........   $    594    $    721
Settlement ............................................         --          --
Actual return on plan assets ..........................         (7)        (21)
Benefits paid .........................................         --        (106)
                                                          --------    --------
Fair value of plan assets at end of year ..............   $    587    $    594
                                                          --------    --------
Funded status .........................................   $    587    $    594
Unrecognized net actuarial loss .......................         66          92
                                                          --------    --------
Prepaid benefit cost ..................................   $    653    $    686
                                                          ========    ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Weighted average assumptions are as follows (in thousands):

                                                               DECEMBER 31,
                                                          ----------------------
                                                          2005     2004     2003
                                                          ----     ----     ----

Discount rates.........................................    N/A      N/A      N/A
Expected long-term rate of return on assets............    N/A      N/A      N/A

Components of net periodic (benefit) cost follow (in thousands):

                                                            DECEMBER 31,
                                                      ------------------------
                                                       2005     2004      2003
                                                       ----     ----      ----
Interest cost .....................................   $   --   $   --    $  --
Return on assets ..................................       --       --       (8)
Settlement ........................................       --       --       --
Recognized actuarial (gain) loss ..................       33      116        8
                                                      ------   ------    -----
Net periodic (benefit) cost .......................   $   33   $  116    $  --
                                                      ======   ======    =====

In addition, we participate in several multi-employer plans which provide defined benefits to substantially all unionized workers. The Multi-employer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multi-employer plans. The plan is administered by the Company, and contributions are determined in accordance with the provisions of a negotiated labor contract. We have not received information from the plans' administrators to determine our share, if any, of unfunded vested benefits.

We and certain of our subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees. The provisions for retirement expense in connection with the plans are as follows (in thousands):

                                               MULTI-       DEFINED CONTRIBUTION
                                           EMPLOYER PLANS      AND OTHER PLANS
                                           --------------      ---------------
Year ended December 31,
2005....................................        $434               $ 3,759
2004....................................         454                 3,980
2003....................................         325                 3,518

We have an Employee Stock Ownership Plan and Trust ("ESOP") for employees who are not covered by a collective bargaining agreement. Employees were granted 114,500 shares, 110,000 shares and 75,000 shares during 2005, 2004 and 2003, respectively, under the terms of the ESOP. These shares were issued directly from treasury stock.

In fiscal 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2005, we committed 114,500 shares to be released leaving 300,500 shares remaining in the trust. The provision for expense in connection with the ESOP was approximately $1.3 million in 2005, $1.6 million in 2004, and $0.9 million in 2003.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. Such contributions were $69,000, $79,000 and $99,000 in 2005, 2004 and 2003, respectively.

On October 1, 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

                                                              DECEMBER 31,
                                                          --------------------
                                                            2005        2004
                                                            ----        ----
                                                              (IN THOUSANDS)
Benefit obligation at beginning of year ...............   $  4,599    $  4,253
Service cost ..........................................        394         356
Interest cost .........................................        255         232
Actuarial loss (gain) .................................        247        (242)
                                                          --------    --------
Benefit obligation at end of year .....................   $  5,495    $  4,599
                                                          ========    ========
Funded status .........................................     (5,495)     (4,599)
Unrecognized prior service cost .......................        801         911
Additional minimum pension liability ..................     (1,435)     (1,455)
Unrecognized net actuarial loss .......................      1,559       1,430
                                                          --------    --------
Accrued benefit cost ..................................   $ (4,570)   $ (3,713)
                                                          ========    ========

Components of net periodic benefit cost follow (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                            2005        2004
                                                            ----        ----
Service cost ..........................................   $    394    $    355
Interest cost .........................................        255         232
Amortization of prior service cost ....................        110         111
Amortization of unrecognized loss .....................        118         128
                                                          --------    --------
Net periodic benefit cost .............................   $    877    $    826
                                                          ========    ========

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            2005        2004
                                                            ----        ----
Discount rates ........................................     5.50%       5.75%
Salary increase .......................................        4%          4%

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following benefit payments are expected to be paid (in thousands):

                                                                 BENEFITS
                                                                 --------

      2006...................................................      $  --
      2007...................................................         --
      2008...................................................        370
      2009...................................................        370
      2010...................................................        370
      Years 2011 - 2015 .....................................      1,850

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of our UK defined benefit plan:

                                                             DECEMBER 31,
                                                      ------------------------
                                                         2005          2004
                                                         ----          ----
                                                           (IN THOUSANDS)
Benefit obligation at beginning of year ...........   $    3,412    $    2,966
Service cost ......................................           --            --
Interest cost .....................................          157           171
Actuarial loss ....................................         (216)           75
Benefits paid .....................................         (121)          (58)
Translation adjustment ............................         (346)          258
                                                      ----------    ----------
Benefit obligation at end of year .................   $    2,886    $    3,412
                                                      ----------    ----------
Fair value of plan assets at beginning of year ....   $    2,353    $    1,938
Settlement ........................................          109           177
Actual return on plan assets ......................          587           127
Benefits paid .....................................         (121)          (58)
Expenses ..........................................          (12)           --
Translation adjustment ............................         (238)          169
                                                      ----------    ----------
Fair value of plan assets at end of year ..........   $    2,678    $    2,353
                                                      ----------    ----------
Funded status .....................................         (208)       (1,059)
Unrecognized prior service cost ...................           --            --
Additional minimum pension liability ..............       (2,380)       (1,884)
Unrecognized net actuarial loss ...................           --            --
                                                      ----------    ----------
Accrued benefit cost ..............................   $   (2,588)   $   (2,943)
                                                      ==========    ==========

Components of net periodic benefit cost follow (in thousands):

                                                             DECEMBER 31,
                                                      ------------------------
                                                         2005          2004
                                                         ----          ----
Service cost ......................................   $       --    $       --
Interest cost .....................................          157           171
Amortization of transition obligation .............           --            --
Amortization of prior service cost ................           --            --
Amortization of net actuarial loss ................           --            --
Recognized actuarial (gain) loss ..................         (145)         (150)
                                                      ----------    ----------
Net periodic benefit cost .........................   $       12    $       21
                                                      ==========    ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                             DECEMBER 31,
                                                       -----------------------
                                                          2005          2004
                                                          ----          ----

Discount rates.....................................       5.23%         5.23%
Current medical cost trend.........................       3.00%         2.97%
Current dental cost trend..........................       3.00%         2.97%
Ultimate medical cost trend........................       3.00%         2.97%
Year end rate declines to ultimate.................         --            --

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                        PENSION
                                                        BENEFITS
                                                        --------
      2006.........................................       $  87
      2007.........................................         104
      2008.........................................         121
      2009.........................................         138
      2010.........................................         156
      Years 2011 - 2015 ...........................       1,038

14. POST-RETIREMENT MEDICAL BENEFITS

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

In December 2003, the Medicare Reform Act was signed into law. The Medicare Reform Act expanded Medicare to include, for the first time, coverage for prescription drugs. In connection with the Medicare Reform Act, the FASB issued FSP No. FAS 106-2, which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. On January 21, 2005, the Centers for Medicare and Medicaid Services ("CMS") released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies, and our APBO decreased by $9.3 million. As a result, our 2005 post-retirement benefit cost decreased by approximately $1.1 million. The impact of the Medicare Reform Act on our post-retirement plan was compounded by changes made during the year in the modalities of the plan, namely regarding increased participant contributions and reduced eligibility. Other than the aforementioned changes, the impact of the Medicare Reform Act had been estimated to be immaterial and therefore not included in previous actuarial evaluations.

Effective September 1, 2005, we restricted the eligibility requirements of employees who can participate in this program, whereby all active participants hired after 1995 are no longer eligible. In addition, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, we recognized a curtailment gain of $3.8 million for our post-retirement plan related to changes made to our plan, namely reducing the number of participants eligible for our plan by making all active participants hired after 1995 no longer eligible. The curtailment accounting requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the changes.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan (in thousands):

                                                               DECEMBER 31,
                                                               ------------
                                                            2005        2004
                                                            ----        ----
Benefit obligation at beginning of year ...............   $ 46,960    $ 32,193
Service cost ..........................................      2,924       3,486
Interest cost .........................................      2,330       2,389
Amendments ............................................    (20,667)         --
Actuarial loss ........................................      4,749       9,928
Benefits paid .........................................       (994)     (1,036)
                                                          --------    --------
Benefit obligation at end of year .....................   $ 35,302    $ 46,960
                                                          --------    --------
Funded status .........................................   $(35,302)   $(46,960)
Unrecognized transition obligation ....................         34         401
Unrecognized prior service costs ......................    (14,334)        542
Unrecognized net actuarial loss .......................     15,114      11,903
                                                          --------    --------
Accrued benefit cost ..................................   $(34,488)   $(34,114)
                                                          --------    --------

Components of net periodic benefit cost following (in thousands):

                                                          DECEMBER 31
                                                          -----------
                                                  2005        2004       2003
                                                  ----        ----       ----
Service cost ................................   $  2,924    $  3,486   $  2,618
Interest cost ...............................      2,330       2,389      1,705
Amortization of transition obligation .......         30          42         38
Amortization of prior service cost ..........     (1,190)        124        124
Amortization of net actuarial loss ..........          6           5         --
Recognized actuarial (gain) loss ............      1,056         663         41
                                                --------    --------   --------
Net periodic benefit cost ...................   $  5,156    $  6,709   $  4,526
SFAS 106 curtailment gain ...................     (3,842)         --         --
                                                --------    --------   --------
      Total benefit cost ....................   $  1,314    $  6,709   $  4,526
                                                ========    ========   ========

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                         DECEMBER 31,
                                                         ------------
                                                 2005        2004        2003
                                                 ----        ----        ----
Discount rate..................................  5.50%       5.75%     6.0%-6.5%
Current medical cost trend rate ...............   9%          10%         12%
Current dental cost trend......................   5%           5%          5%
Ultimate medical cost trend rate...............   5%           5%          5%
Year trend rate declines to ultimate...........  2010        2009        2005

Our measurement date for this plan is December 31.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                   NET POST-RETIREMENT
                                                        BENEFITS
                                                   -------------------
                   2006..........................          $883
                   2007..........................           965
                   2008..........................         1,045
                   2009..........................         1,147
                   2010..........................         1,242
                   Years 2011 - 2015.............         8,098

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2005 (in thousands):

                                                            1-PERCENTAGE-     1-PERCENTAGE-
                                                            POINT INCREASE    POINT DECREASE
                                                            --------------    --------------
Effect on total of service and interest cost components....     $ 1,058          $  (844)
Effect on post retirement benefit obligation...............       6,455           (5,222)

15. OTHER INCOME (EXPENSE), NET

                                                                            YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                      2005           2004           2003
                                                                      ----           ----           ----
                                                                                (IN THOUSANDS)
Interest and dividend income....................................    $    311       $    615       $    446
Gain on early retirement of debt................................       1,258             --             --
Income from joint ventures......................................         956            753             27
Gain (loss) on disposal of property, plant and equipment........         160             --           (301)
(Loss) gain on foreign exchange.................................       (768)            731         (1,357)
Other income - net..............................................         731            762            708
                                                                    --------       --------       --------
      Total other income (expense), net.........................    $  2,648       $  2,861       $   (477)
                                                                    ========       ========       ========

16. INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                2005        2004        2003
                                                ----        ----        ----
Current:
   Domestic ...............................   $    233    $ (2,476)   $    804
   Foreign ................................      2,137       4,022       2,035
                                              --------    --------    --------
Total Current .............................      2,370       1,546       2,839
Deferred:
    Domestic ..............................     (1,074)     (4,558)     (1,617)
   Foreign ................................        127        (667)        (15)
                                              --------    --------    --------
Total Deferred ............................       (947)     (5,225)     (1,632)
                                              --------    --------    --------
Total income tax provision (benefit) ......   $  1,423    $ (3,679)   $  1,207
                                              --------    --------    --------

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested. The Company has provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $36.1 million at the end of 2005, $28.8 million at the end of 2004 and $43.2 million at the end of 2003.

Earnings before income taxes for foreign operations (excluding Puerto Rico) amounted to approximately $6.8 million, $6.8 million and $1.5 million in 2005, 2004 and 2003, respectively. U.S. income taxes on the earnings of the Puerto Rican subsidiary are largely eligible for tax credits against such U.S. income taxes (phased out effective at the end of 2005) and are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring in 2016.

Reconciliations between taxes at the United States federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                             2005        2004        2003
                                                                             ----        ----        ----
U.S. federal income tax rate of 35% ....................................   $   (121)   $ (4,405)   $    501
Increase (decrease) in tax rate resulting from:
   State and local income taxes, net of federal income tax benefit .....       (121)       (361)       (103)
   State tax credits ...................................................       (535)         --          --
   Non-deductible items, net ...........................................        241         174         857
   Income (benefit) taxes attributable to foreign income ...............     (1,115)      1,095      (1,589)
   Change in valuation allowance .......................................      3,074        (182)      1,541
                                                                           --------    --------    --------
   Provision (benefit) for income taxes ................................   $  1,423    $ (3,679)   $  1,207
                                                                           ========    ========    ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                            2005        2004
                                                            ----        ----
Deferred tax assets:
   Inventories ........................................   $  8,701    $  5,548
   Allowance for customer returns .....................      8,298       6,963
   Post-retirement benefits ...........................     12,889      13,133
   Allowance for doubtful accounts ....................      3,375       3,594
   Accrued salaries and benefits ......................      5,596       3,235
   Net operating loss and tax credit carry forwards ...     24,928      21,688
   Goodwill ...........................................      2,458       3,499
   Accrued asbestos liabilities .......................     10,703      11,141
   Other ..............................................      7,142       5,823
                                                          --------    --------
                                                            84,090      74,624
                                                          --------    --------
   Valuation allowance ................................    (26,131)    (23,057)
                                                          --------    --------
   Total ..............................................   $ 57,959    $ 51,567
                                                          ========    ========
Deferred tax liabilities:
   Depreciation .......................................   $  7,270    $  8,703
   Promotional costs ..................................        233         578
   Goodwill ...........................................        444       1,603
   Restructuring costs ................................      7,659          --
   Other ..............................................      1,705       1,721
                                                          --------    --------
   Total ..............................................     17,311      12,605
                                                          --------    --------
Net deferred tax assets ...............................   $ 40,648    $ 38,962
                                                          ========    ========

The current net deferred tax assets are $14.1 million and $14.8 million for 2005 and 2004, respectively. The non-current net deferred tax assets are $26.6 million and $24.2 million for 2005 and 2004, respectively. The tax valuation allowance was allocated to the current deferred tax assets in the amounts of $9.1 million and $5.4 million in 2005 and 2004, respectively. The long term tax deferred assets had a valuation allowance of $17.1 million and $17.6 million in 2005 and 2004, respectively.

During 2005, we performed an assessment regarding the realization of the net deferred tax assets, which includes projecting future taxable income, and have increased the valuation allowance by $3.1 million. The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of the Company's U.S. capital loss, state tax credits carryovers, U.S. foreign tax credit carryovers, foreign net operating loss carry forwards, and certain long lived deferred tax assets stemming mainly from accrued asbestos liabilities and post-retirement benefit obligations. Approximately $22 million of the valuation allowance relates to US tax assets of $62 million. Approximately $110 million of taxable income will need to be generated to realize the deferred tax asset. We believe it is more likely than not that we will be able to generate this level of taxable income within 6 years based on the following assumptions: that our Puerto Rico profits will create US taxable income following the expiration of Section 936 of the Internal Revenue Code and that our US based Engine Management Segment will gradually return to the levels of profitability enjoyed prior to the DEM acquisition. Our US net operating losses carried forward of $37.3 million expire between 2021 and 2025, and we also have alternative minimum tax credit carry forwards of approximately $6 million for which there is no expiration date. All other tax attributes have no carry forward limitation.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

With regard to the remaining net deferred tax assets, we have determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the related benefits. However, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

At December 31, 2005, we have approximately $47.1 million of domestic and foreign net operating loss carry forwards, of which $37.3 million will expire between 2021 and 2025, with the remainder (foreign) having an indefinite carry forward period. We also have foreign tax credit carry forwards of approximately $1.1 million that will expire between 2010 and 2012 and an alternative minimum tax credit carry forward of approximately $6 million, which has no expiration date.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                           2005          2004          2003
                                           ----          ----          ----
Net sales:
  Engine Management .................   $  547,008    $  562,769    $  414,375
  Temperature Control ...............      229,226       210,094       219,576
  Europe ............................       43,423        40,651        40,141
  Other .............................       10,756        10,769         4,691
                                        ----------    ----------    ----------
     Total ..........................   $  830,413    $  824,283    $  678,783
                                        ==========    ==========    ==========
Depreciation and amortization:
  Engine Management .................   $    9,992    $   10,921    $    9,362
  Temperature Control ...............        4,717         5,640         5,688
  Europe ............................        1,415         1,444         1,046
  Other .............................        1,232         1,008           996
                                        ----------    ----------    ----------
     Total ..........................   $   17,356    $   19,013    $   17,092
                                        ==========    ==========    ==========
Operating profit (loss):
  Engine Management .................   $   19,338    $   24,549    $   31,871
  Temperature Control ...............       11,936        (2,114)        4,702
  Europe ............................         (572)       (2,034)       (3,605)
  Other .............................      (16,620)      (22,138)      (17,153)
                                        ----------    ----------    ----------
     Total ..........................   $   14,082    $   (1,737)   $   15,815
                                        ==========    ==========    ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                            2005          2004          2003
                                            ----          ----          ----

Investment in equity affiliates:
  Engine Management ..................   $       --    $       --    $       --
  Temperature Control ................           --            --            --
  Europe .............................         (202)         (322)           42
  Other ..............................        2,216         2,260         2,280
                                         ----------    ----------    ----------
     Total ...........................   $    2,014    $    1,938    $    2,322
                                         ==========    ==========    ==========
Capital expenditures:
  Engine Management ..................   $    7,511    $    7,513    $    5,473
  Temperature Control ................        1,813         1,383         2,438
  Europe .............................          623           793         1,015
  Other ..............................           10            85            --
                                         ----------    ----------    ----------
     Total ...........................   $    9,957    $    9,774    $    8,926
                                         ==========    ==========    ==========
Total assets:
  Engine Management ..................   $  438,116    $  429,631       448,687
  Temperature Control ................      114,441       125,656       150,248
  Europe .............................       28,217        30,936        31,188
  Other ..............................       72,270        70,346        64,402
                                         ----------    ----------    ----------
     Total ...........................   $  653,044    $  656,569    $  694,525
                                         ==========    ==========    ==========

Reconciliation of segment operating profit (loss) to net income (loss):


                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                            2005        2004        2003
                                                            ----        ----        ----
Operating profit (loss) ...............................   $ 14,082    $ (1,737)   $ 15,815
Interest income (expense) .............................      2,648       2,861        (477)
Interest expense ......................................     17,077      13,710      13,907
                                                          --------    --------    --------
Earnings from continuing operations
    before taxes ......................................       (347)    (12,586)      1,431
Income tax expense (benefit) ..........................      1,423      (3,679)      1,207
                                                          --------    --------    --------
Earnings from continuing operations ...................     (1,770)     (8,907)        224
Discontinued operation, net of tax ....................     (1,775)     (3,909)     (1,742)
Cumulative effect of accounting change, net of tax ....         --      (1,564)         --
                                                          --------    --------    --------
Net earnings (loss) ...................................   $ (3,545)   $(14,380)   $ (1,518)
                                                          ========    ========    ========

Our five largest individual customers, including members of a marketing group, accounted for 52%, 50% and 43% of consolidated net sales in 2005, 2004 and 2003, respectively. These net sales were generated from our Engine Management and Temperature Control Segments.

Other Adjustments consist of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS 131.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-9CONTINUED)

                                                            REVENUE
                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2005       2004       2003
                                                   ----       ----       ----
                                                         (IN THOUSANDS)
United States ................................   $716,358   $714,955   $584,853
Canada .......................................     46,353     45,115     38,187
Europe .......................................     43,423     40,651     40,141
Other Foreign ................................     24,279     23,562     15,602
                                                 --------   --------   --------
   Total .....................................   $830,413   $824,283   $678,783
                                                 ========   ========   ========

                                                       LONG LIVED ASSETS
                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2005       2004       2003
                                                   ----       ----       ----
                                                         (IN THOUSANDS)
United States ................................   $161,451   $174,056   $192,574
Europe .......................................      4,682      6,214      8,905
Canada .......................................      3,900      4,144      4,488
Other Foreign ................................        754        785        998
                                                 --------   --------   --------
   Total .....................................   $170,787   $185,199   $206,965
                                                 ========   ========   ========

Revenues are attributed to countries based upon the location of the customer. Long lived assets are attributed to countries based upon the location of the assets.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturity of those instruments.

TRADE ACCOUNTS RECEIVABLE

The carrying amount of trade receivables approximates fair value because of their short outstanding terms.

TRADE ACCOUNTS PAYABLE

The carrying amount of trade payables approximates fair value because of their short outstanding terms.

SHORT TERM BORROWINGS

The carrying value of these borrowings equals fair market value because their interest rate reflects current market rates.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

LONG-TERM DEBT

The fair value of our long-term debt is estimated based on quoted market prices or current rates offered to us for debt of the same remaining maturities.

INTEREST RATE SWAPS

The fair value of our financial instruments is based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk.

The estimated fair values of our financial instruments are as follows (in thousands):

                                                            CARRYING      FAIR
                                                             AMOUNT      VALUE
                                                             ------      -----
DECEMBER 31, 2005
Cash and cash equivalents ...............................   $ 14,046   $ 14,046
Trade accounts receivable ...............................    176,294    176,294
Trade accounts payable ..................................     52,535     52,535
Short term borrowings ...................................    149,236    149,236
Long-term debt ..........................................     99,091     97,847
Interest rate swaps .....................................        496        496

DECEMBER 31, 2004
Cash and cash equivalents ...............................   $ 14,934   $ 14,934
Trade accounts receivable ...............................    151,352    151,352
Trade accounts payable ..................................     46,487     46,487
Short term borrowings ...................................    109,416    109,416
Long-term debt ..........................................    114,770    113,554
Interest rate ...........................................        362        362
swaps

19. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three years ended December 31, 2005 was as follows (in thousands):

                                                   TOTAL   REAL ESTATE    OTHER
                                                   -----   -----------    -----
2005............................................  $9,928     $6,970      $ 2,958
2004............................................  11,858      7,686        4,172
2003............................................  12,286      9,143        3,143

At December 31, 2005, we are obligated to make minimum rental payments through 2021, under operating leases, which are as follows (in thousands):

2006...............................................................   $  8,163
2007...............................................................      7,061
2008...............................................................      5,872
2009...............................................................      4,462
2010...............................................................      2,397
Thereafter.........................................................     21,603
                                                                      --------
Total..............................................................   $ 49,558
                                                                      ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We also have lease and sub-lease agreements in place for various properties under our control. We expect to receive operating lease payments from lessees during the five years ending December 31, 2006 through 2010 of $0.9 million, $1.1 million, $1 million, $0.8 million, and $0.7 million, respectively.

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2005 and 2004, we have accrued $12.7 million and $13.2 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2005, 2004 and 2003 were $50.3 million, $47.8 million and $46.6 million, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                            2005        2004
                                                            ----        ----

Balance, beginning of period ..........................   $ 13,194    $ 13,987
Liabilities accrued for current year sales ............     50,273      47,811
Settlements of warranty claims ........................    (50,766)    (48,604)
                                                          --------    --------
Balance, end of period ................................   $ 12,701    $ 13,194
                                                          ========    ========

LETTERS OF CREDIT. At December 31, 2005, we had outstanding letters of credit with certain vendors aggregating approximately $7.8 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

CHANGE OF CONTROL ARRANGEMENTS. We entered into Change in Control arrangements with two key officers. In the event of a Change of Control (as defined in the agreement), each executive will receive severance payments (as defined in the agreement) and certain other benefits.

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005, approximately 4,500 cases were outstanding for which we were responsible for any related liabilities. In early 2006, we settled a significant number of cases. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through February 28, 2006, the amounts paid for settled claims are $3.9 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

As is our accounting policy, we update the actuarial study during the third quarter of each year. The most recent update to the actuarial study was performed as of August 31, 2005 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $25 to $51 million for the period through 2049. The change from the prior year study was a $3 million decrease for the low end of the range and a $12 million decrease for the high end of the range. Although there was a decline in the range of liability, given the relative volatility of the actuarial evaluation over the prior three years, we decided to maintain a reserve of $27.6 million until more experience is gained. Legal costs, which are expensed as incurred, are estimated to range from $16 to $20 million during the same period.

We plan on performing a similar annual actuarial analysis during the third quarter of each year for the foreseeable future. Given the uncertainties associated with projecting such matters into the future and other factors outside our control, we can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

ANTITRUST LITIGATION. On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006, and we are awaiting a decision from the court regarding these motions. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

OTHER LITIGATION. We are involved in various other litigation and product liability matters arising in the ordinary course of business. Although the final outcome of any asbestos-related matters or any other litigation or product liability matter cannot be determined, based on our understanding and evaluation of the relevant facts and circumstances, it is our opinion that the final outcome of these matters will not have a material adverse effect on our business, financial condition or results of operations.

20. QUARTERLY FINANCIAL DATA UNIT (UNAUDITED)

2005:                                                        DEC. 31,    SEPT. 30,     JUNE 30,     MAR. 31,
QUARTER ENDED                                                  2005         2005         2005         2005
                                                               ----         ----         ----         ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...............................................   $  172,137   $  224,438   $  226,512   $  207,326
                                                            ----------   ----------   ----------   ----------
Gross profit ............................................       39,498       49,137       48,910       48,435
                                                            ----------   ----------   ----------   ----------
(Loss) earnings from continuing operations ..............       (5,705)       4,163       (1,281)       1,053
                                                            ----------   ----------   ----------   ----------
Loss from discontinued operation, net of taxes ..........         (535)        (449)        (384)        (407)
                                                            ----------   ----------   ----------   ----------
Net (loss) earnings .....................................   $   (6,240)  $    3,714   $   (1,665)  $      646
                                                            ----------   ----------   ----------   ----------
Net (loss) earnings from continuing operations
     per common share:
     Basic ..............................................   $    (0.29)  $     0.21   $    (0.07)  $     0.05
     Diluted ............................................   $    (0.29)  $     0.21   $    (0.07)  $     0.05
                                                            ----------   ----------   ----------   ----------
Net (loss) earnings per common share:
     Basic ..............................................   $    (0.32)  $     0.19   $    (0.09)  $     0.03
     Diluted ............................................   $    (0.32)  $     0.19    $ ( 0.09)   $     0.03
                                                            ----------   ----------   ----------   ----------

2004:                                                        DEC. 31,    SEPT. 30,     JUNE 30,     MAR. 31,
QUARTER ENDED                                                  2004         2004         2004         2004
                                                               ----         ----         ----         ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...............................................   $  180,966   $  203,487   $  235,049   $  204,781
                                                            ----------   ----------   ----------   ----------
Gross profit ............................................       29,223       52,542       62,268       50,960
                                                            ----------   ----------   ----------   ----------
(Loss) earnings from continuing operations ..............      (17,245)       1,340        7,543         (545)
                                                            ----------   ----------   ----------   ----------
Loss from discontinued operation, net of taxes ..........         (617)      (2,016)        (851)        (425)
                                                            ----------   ----------   ----------   ----------
Cumulative effect on accounting change, net of taxes ....       (1,564)          --           --           --
                                                            ----------   ----------   ----------   ----------
Net (loss) earnings .....................................   $  (19,426)  $     (676)  $    6,692   $     (970)
                                                            ----------   ----------   ----------   ----------
Net (loss) earnings from continuing operations
     per common share:
     Basic ..............................................   $    (0.89)  $     0.07   $     0.39   $    (0.03)
     Diluted ............................................   $    (0.89)  $     0.07   $     0.38   $    (0.03)
                                                            ----------   ----------   ----------   ----------
Net (loss) earnings per common share:
     Basic ..............................................   $    (1.00)  $    (0.03)  $     0.35   $    (0.05)
     Diluted ............................................   $    (1.00)  $    (0.03)  $     0.34   $    (0.05)
                                                            ----------   ----------   ----------   ----------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect new customer acquisition costs as a reduction to revenue when incurred. Accordingly, we recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $2.6 million (or $1.6 million, net of tax effects) and recorded the accounting change as if it had taken effect on October 1, 2004. In addition, in the fourth quarter of 2004, Engine Management gross margins were negatively impacted primarily due to one-time charges related to inefficiencies and reducing inventories. In addition, in the fourth quarter of 2004, we recorded an impairment loss on goodwill of $6.4 million, which impairment loss related to our Temperature Control and European Segments for which we recorded a charge of $4.8 million and $1.6 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements as required under Section 404 of the Sarbanes-Oxley Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

REMEDIATION OF PRIOR YEAR MATERIAL WEAKNESSES. As of December 31, 2004, we had identified certain material weaknesses in our internal controls, relating to (a) insufficient personnel resources within the accounting and financial reporting function, (b) deficiencies in our information technology function which, when considered in the aggregate, constituted a material weakness over financial reporting, and (c) deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures. While these material weaknesses did not have an effect on our reported financial results, they nevertheless constituted deficiencies in our disclosure controls. We disclosed these material weaknesses in each of the first three quarters of 2005 and took steps to remediate these material weaknesses throughout 2005.

In 2005, we took various actions to strengthen our internal control over financial reporting beyond what has existed in prior years. We improved our disclosure controls and procedures and remediated our material weaknesses in our internal control over financial reporting by taking the following actions:

      (1) We hired additional senior level accounting staff, including a Corporate Controller/Chief Accounting Officer, and re-allocated resources to our accounting and finance department to strengthen our accounting function, particularly in our Engine Management division. In addition, we hired a Financial Compliance Manager to help drive our Sarbanes-Oxley Act compliance efforts.
      (2) We utilized an independent third party consulting firm to assist us with our preparation, documentation and testing of our compliance efforts with Section 404 of the Sarbanes-Oxley Act.
      (3)   We strengthened our documentation and established rigorous procedures relating to controls of our key accounts.
      (4)   We improved our IT function by:

            a. Establishing an enterprise wide information technology strategy to synthesize the disparate IT platforms and to develop policies to unify the business solutions and software applications being employed;
            b. Establishing a plan for uniform upgrades of workstations and software, including virus protection and software fixes;

            c. Establishing a formal policy and procedure to address the overall security framework, including user access, application access, password usage, intrusion detection and system security monitoring;
            d. Improving our security measures to safeguard our data, including enhancing our disaster recovery procedures;
            e. Improving our policies and procedures for system maintenance and handling back-up and recovery tapes; and
            f. Utilizing a consulting firm to assist us with preparing an IT policy and procedures manual to document all of our updated IT procedures/standards on a company-wide basis.

With the implementation of the above measures, we believe that we have significantly improved our internal control over financial reporting. We have therefore concluded that the above-referenced material weaknesses in our internal control over financial reporting have been fully corrected as of December 31, 2005.

Although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired control objectives, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner. In addition, we cannot assure you that neither we nor our independent auditors will in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

(b) Management's Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial report as of December 31, 2005. The report is under the caption "Management's Report on Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data", which report is incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm.

Grant Thornton, our independent registered public accounting firm, has issued an opinion as to management's assessment and as to the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. The opinion is under the caption "Report of Independent Registered Public Accounting Firm-Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data" for this attestation report, which is incorporated herein by reference.

(d) Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2005 and subsequent to that date, we made and continue to make changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including the following:

      o Hired additional accounting staff and changed reporting relationships to emphasize segregation of duties and review processes;
      o Increased employee training on compliance with Section 404 of the Sarbanes-Oxley Act at our various facilities;

      o Continued to utilize a consulting firm with the requisite experience and expertise to assist us in the implementation and compliance with
            Section 404 of the Sarbanes-Oxley Act;
      o Improved the documentation of our significant accounting and IT policies, and strengthened the integrity and access controls of our systems; and
      o Implemented increased levels of review and approval relative to complex and judgmental accounting and tax issues.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") set forth under the captions "Election of Directors," "Management Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2006 Proxy Statement set forth under captions "Management Information," "Corporate Governance," "Report of the Compensation and Management Development Committee," "Stock Performance Graph" and "Certain Relationships and Related Party Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2006 Proxy Statement set forth under the captions "Management Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2006 Proxy Statement set forth under the captions "Certain Relationships and Related Party Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2006 Proxy Statement set forth under the captions "Audit and Non-Audit Fees."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         (1)   The Index to Consolidated Financial Statements of the
                  Registrant Financial Statements under Item 8 of this Report is incorporated herein by reference as the list of Financial
                  Statements required as part of this Report.

            (2) The following financial schedule and related report for the years 2005, 2004 and 2003 is submitted herewith:

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

                             STANDARD MOTOR PRODUCTS, INC.
                             -----------------------------
                                     (REGISTRANT)


                             /s/ Lawrence I. Sills
                             ---------------------
                             Lawrence I. Sills
                             Chairman, Chief Executive Officer and Director


                             /s/ James J. Burke
                             ------------------
                             James J. Burke
                             Vice President, Finance and Chief Financial Officer

New York, New York
March 16, 2006

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence I. Sills and James J. Burke, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 16, 2006          /s/ Lawrence I. Sills
                        ---------------------
                            Lawrence I. Sills
                            Chairman, Chief Executive Officer and Director (Principal Executive Officer)


March 16, 2006          /s/ James J. Burke
                        ------------------
                            James J. Burke
                            Vice President, Finance and Chief Financial Officer (Principal Financial Officer)


March 16, 2006          /s/ Luc Gregoire
                        ----------------
                            Luc Gregoire
                            Corporate Controller and
                            Chief Accounting Officer

March 16, 2006          /s/ Robert M. Gerrity
                        ---------------------
                            Robert M. Gerrity, Director


March 16, 2006          /s/ Kenneth A. Lehman
                        ---------------------
                            Kenneth A. Lehman, Director


March 16, 2006          /s/ Arthur S. Sills
                        -------------------
                            Arthur S. Sills, Director


March 16, 2006          /s/ Peter J. Sills
                        ------------------
                            Peter J. Sills, Director


March 16, 2006          /s/ Frederick D. Sturdivant
                        ---------------------------
                            Frederick D. Sturdivant, Director


March 16, 2006          /s/ William H. Turner
                        ---------------------
                            William H. Turner, Director


March 16, 2006          /s/ Richard S. Ward
                        -------------------
                            Richard S. Ward, Director


March 16, 2006          /s/ Roger M. Widmann
                        --------------------
                            Roger M. Widmann, Director

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

10.3 1996 Independent Outside Directors Stock Option Plan of Standard Motors Products, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.4 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-51565), filed on May 1, 1998).

10.5 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended and restated, (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-59524), filed on April 25, 2001).

10.6 Supplemental Compensation Plan effective October 1, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.7 Change of Control Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
      2001).

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

10.8 Change of Control Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
      2001).

10.9 Amended and Restated Credit Agreement, dated as of February 7, 2003, among Standard Motor Products, Inc., as Borrower and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Current Report on Form 8-K filed on February 10, 2003).

10.10 Amendment No. 1 to Amended and Restated Credit Agreement, dated June 27, 2003, among Standard Motor Products, Inc., as Borrower and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.11 Amendment No. 2 to Amended and Restated Credit Agreement, dated March 11, 2004, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Quarterly Report in Form 10-Q for the quarter ended March 31, 2004).

10.12 Amendment No. 3 to Amended and Restated Credit Agreement, dated August 11, 2004, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Quarterly Report in Form 10-Q for the quarter ended September 30, 2004).

10.13 Waiver and Amendment No. 4 to Amended and Restated Credit Agreement, dated as of March 31, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 2004).

10.14 Waiver and Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 9, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Quarterly Report in Form 10-Q for the quarter ended March 31, 2005).

10.15 Waiver and Amendment No. 6 to Amended and Restated Credit Agreement, dated as of November 4, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Quarterly Report in Form 10-Q for the quarter ended September 30, 2005).

10.16 Consent and Amendment No. 7 to Amended and Restated Credit Agreement, dated as of December 29, 2005, among Standard Motor Products, Inc., as Borrower, and General Electric Capital Corp. and Bank of America, as Lenders (incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2006).

                          STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

10.17 Credit Agreement, dated as of December 29, 2005, among SMP Motor Products, Ltd., as Borrower, GE Canada Finance Holding Company, for itself and as agent for the lenders, and GECC Capital Markets, Inc., as lead arranger and book runner (incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2006).

10.18 Repurchase and Prepayment Agreement, dated as of December 29, 2005, between Standard Motor Products, Inc., and Dana Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2006).

21    List of Subsidiaries of Standard Motor Products, Inc.

23.1 Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

23.2  Consent of Independent Registered Public Accounting Firm - KPMG LLP.

24    Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                           ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2005 and 2004, referred to in our report dated March 15, 2006, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


GRANT THORNTON LLP

New York, New York
March 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Standard Motor Products, Inc.:

Under date of March 26, 2004, we reported on the consolidated statements of operations, changes in stockholders' equity, and cash flows for year ended December 31, 2003, as contained in the annual report on Form 10-K for the year ended December 31, 2005. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

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


/s/ KPMG LLP

New York, New York
March 26, 2004

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2005, 2004 and 2003

                                                                 Additions
                                                                 ---------
                                          Balance at    Charged to
                                           beginning     costs and                                       Balance at
             Description                    of year       expenses        Other           Deductions     end of year
Year ended December 31, 2005:
  Allowance for doubtful accounts ....   $  7,422,000   $    655,000   $         --      $    550,000   $  7,527,000
  Allowance for discounts ............      1,932,000     11,708,000             --        11,593,000      2,047,000
                                         ------------   ------------   ------------      ------------   ------------
                                         $  9,354,000   $ 12,363,000   $         --      $ 12,143,000   $  9,574,000
                                         ============   ============   ============      ============   ============
Allowance for sales returns ..........   $ 23,127,000   $ 83,872,000   $         --      $ 84,653,000   $ 22,346,000
                                         ============   ============   ============      ============   ============
Allowance for inventory valuation ....   $ 39,638,000   $  5,286,000   $         --      $  5,863,000   $ 39,061,000
                                         ============   ============   ============      ============   ============
Year ended December 31, 2004:
  Allowance for doubtful accounts ....   $  3,009,000   $    404,000   $  5,163,000(1)   $  1,154,000   $  7,422,000
  Allowance for discounts ............      2,000,000     12,319,000             --        12,387,000      1,932,000
                                         ------------   ------------   ------------      ------------   ------------
                                         $  5,009,000   $ 12,723,000   $  5,163,000      $ 13,541,000   $  9,354,000
                                         ============   ============   ============      ============   ============
Allowance for sales returns ..........   $ 24,115,000   $ 86,452,000   $    194,000(2)   $ 87,634,000   $ 23,127,000
                                         ============   ============   ============      ============   ============
Allowance for inventory valuation ....   $ 41,803,000   $  1,487,000   $    430,000(2)   $  4,082,000   $ 39,638,000
                                         ============   ============   ============      ============   ============
Year ended December 31, 2003:
  Allowance for doubtful accounts ....   $  3,568,000   $    813,000   $    330,000(2)   $  1,702,000   $  3,009,000
  Allowance for discounts ............      1,314,000      9,615,000        800,000(2)      9,729,000      2,000,000
                                         ------------   ------------   ------------      ------------   ------------
                                         $  4,882,000   $ 10,428,000   $  1,130,000      $ 11,431,000   $  5,009,000
                                         ============   ============   ============      ============   ============
Allowance for sales returns ..........   $ 16,341,000   $ 83,087,000   $  7,013,000(2)   $ 82,326,000   $ 24,115,000
                                         ============   ============   ============      ============   ============
Allowance for inventory valuation ....   $ 14,291,000   $  5,613,000   $ 27,442,000(2)   $  5,543,000   $ 41,803,000
                                         ============   ============   ============      ============   ============

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
