Form 10-Q
period 2006-03-31
STANDARD MOTOR PRODUCTS INC
filed 2006-05-10
CIK 93389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of the close of business on April 28, 2006, there were 18,470,891 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         as of March 31, 2006 (Unaudited) and December 31, 2005..........   3

         Consolidated Statements of Operations and Retained Earnings
         (Unaudited) for the Three Months Ended March 31, 2006 and 2005..   4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended March 31, 2006 and 2005..............   5

         Consolidated Statement of Changes in Stockholders' Equity
         (Unaudited) for the Three Months Ended March 31, 2006...........   6

         Notes to Consolidated Financial Statements (Unaudited)..........   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................  18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......  27

Item 4.  Controls and Procedures.........................................  27

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  28

Item 1A. Risk Factors ...................................................  28

Item 6.  Exhibits........................................................  29

Signature................................................................  30

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                       March 31,     December 31,
                                                                                         2006            2005
                                                                                     ------------    ------------
                                                                                      (Unaudited)
         ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..................................................   $      8,093    $     14,046
      Accounts receivable, less allowance for discounts and doubtful
         accounts of $10,609 and $9,574 for 2006 and 2005, respectively ..........        232,431         176,294
      Inventories ................................................................        249,626         243,297
      Deferred income taxes ......................................................         14,129          14,081
      Prepaid expenses and other current assets ..................................          9,011           7,972
                                                                                     ------------    ------------
         Total current assets ....................................................        513,290         455,690

Property, plant and equipment, net ...............................................         84,340          85,805
Goodwill and other intangibles, net ..............................................         56,729          67,402
Other assets .....................................................................         41,233          44,147
                                                                                     ------------    ------------
         Total assets ............................................................   $    695,592    $    653,044
                                                                                     ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable ..............................................................   $    192,556    $    149,236
      Current portion of long-term debt ..........................................            542             542
      Accounts payable............................................................         64,572          52,535
      Sundry payables and accrued expenses........................................         21,776          24,466
      Accrued customer returns ...................................................         22,443          22,346
      Restructuring accrual ......................................................          1,153           1,286
      Accrued rebates ............................................................         22,531          24,017
      Payroll and commissions ....................................................         12,409          11,494
                                                                                     ------------    ------------
         Total current liabilities ...............................................        337,982         285,922
                                                                                     ------------    ------------

Long-term debt ...................................................................         98,406          98,549
Post-retirement medical benefits and other accrued liabilities ...................         46,788          45,962
Restructuring accrual ............................................................            418          11,348
Accrued asbestos liabilities .....................................................         24,521          25,556
                                                                                     ------------    ------------
         Total liabilities .......................................................        508,115         467,337
                                                                                     ------------    ------------
Commitments and contingencies
Stockholders' equity:
      Common stock - par value $2.00 per share:
         Authorized - 30,000,000 shares; issued 20,486,036 shares ................         40,972          40,972
      Capital in excess of par value .............................................         57,107          56,966
      Retained earnings ..........................................................        109,848         109,649
      Accumulated other comprehensive income .....................................          4,256           4,158
      Treasury stock - at cost (2,197,145 and 2,315,645 shares in
         2006 and 2005, respectively) ............................................        (24,706)        (26,038)
                                                                                     ------------    ------------
               Total stockholders' equity ........................................        187,477         185,707
                                                                                     ------------    ------------
               Total liabilities and stockholders' equity ........................   $    695,592    $    653,044
                                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (In thousands, except share and per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                           (Unaudited)
                                                                      2006            2005
                                                                      ----            ----
Net sales .....................................................   $    210,076    $    207,326
Cost of sales .................................................        156,845         158,891
                                                                  ------------    ------------
      Gross profit ............................................         53,231          48,435
Selling, general and administrative expenses ..................         43,788          42,076
Restructuring expenses ........................................             87             524
                                                                  ------------    ------------
      Operating income ........................................          9,356           5,835
Other income (expense), net ...................................            350            (215)
Interest expense ..............................................          4,453           3,775
                                                                  ------------    ------------
      Earnings from continuing operations before taxes ........          5,253           1,845
 Provision for income tax .....................................          2,655             792
      Earnings from continuing operations .....................          2,598           1,053
Loss from discontinued operation ..............................           (764)           (407)
      Net earnings ............................................          1,834             646
Retained earnings at beginning of period ......................        109,649         120,218
                                                                  ------------    ------------
                                                                       111,483         120,864
Less: cash dividends for period ...............................          1,635           1,747
                                                                  ------------    ------------
Retained earnings at end of period ............................   $    109,848    $    119,117
                                                                  ============    ============
PER SHARE DATA:
Net earnings per common share - Basic:
    Earnings from continuing operations .......................   $       0.14    $       0.05
    Discontinued operation ....................................          (0.04)          (0.02)
                                                                  ------------    ------------
Net earnings per common share - Basic .........................   $       0.10    $       0.03
                                                                  ============    ============
Net earnings per common share - Diluted:
    Earnings from continuing operations .......................   $       0.14    $       0.05
    Discontinued operation ....................................          (0.04)          (0.02)
                                                                  ------------    ------------
Net earnings per common share - Diluted .......................   $       0.10    $       0.03
                                                                  ============    ============
Average number of common shares ...............................     18,192,774      19,440,356
                                                                  ============    ============
Average number of common shares and dilutive common shares ....     18,195,888      19,478,064
                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                      --------------------------
                                                                                          2006          2005
                                                                                       ----------    ----------
                                                                                              (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings .......................................................................   $    1,834    $      646
Adjustments to reconcile net earnings to net cash used in operating activities:
  Depreciation and amortization ....................................................        3,921         4,384
  Increase to allowance for doubtful accounts ......................................          461           330
  Increase to inventory reserves ...................................................        1,161            87
  Loss on disposal of property, plant and equipment ................................            7            --
  Equity income from joint ventures ................................................          (77)           (8)
  Employee stock ownership plan allocation .........................................          297           335
  Stock-based compensation .........................................................          283            --
  Decrease (increase) in deferred income taxes .....................................        1,944           (50)
  Loss from discontinued operation .................................................          764           407
Change in assets and liabilities:
  Increase in accounts receivable ..................................................      (56,598)      (47,821)
  Increase in inventories ..........................................................       (7,490)       (6,017)
  Increase in prepaid expenses and other current assets ............................         (146)       (1,346)
  Decrease in other assets .........................................................          999           284
  Increase in accounts payable .....................................................       10,310        19,991
  Decrease in sundry payables and accrued expenses .................................       (4,176)      (11,455)
  Decrease in restructuring accrual ................................................         (842)       (2,325)
  Increase (decrease) in other liabilities .........................................          (26)           70
                                                                                       ----------    ----------
      Net cash used in operating activities ........................................      (47,374)      (42,488)
                                                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property, plant and equipment ..........................            8            --
  Capital expenditures .............................................................       (1,935)       (1,873)
                                                                                       ----------    ----------
      Net cash used in investing activities ........................................       (1,927)       (1,873)
                                                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line-of-credit agreements ...................................       43,319        37,023
  Principal payments and retirement of long term debt ..............................         (142)         (135)
  Increase in overdraft balances ...................................................        1,727         3,331
  Dividends paid ...................................................................       (1,635)       (1,747)
                                                                                       ----------    ----------
      Net cash provided by financing activities ....................................       43,269        38,472
                                                                                       ----------    ----------
Effect of exchange rate changes on cash ............................................           79          (250)
                                                                                       ----------    ----------
Net decrease in cash and cash equivalents ..........................................       (5,953)       (6,139)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...............................       14,046        14,934
                                                                                       ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .....................................   $    8,093    $    8,795
                                                                                       ==========    ==========
Supplemental disclosure of cash flow information
Cash paid during the period for:
      Interest .....................................................................   $    5,722    $    5,472
                                                                                       ==========    ==========
      Income taxes .................................................................   $    1,398    $    1,563
                                                                                       ==========    ==========
Non-cash financing activity:
      Reduction of restructuring accrual applied against goodwill ..................   $   10,221            --
                                                                                       ==========    ==========

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)

                                                                                          Accumulated
                                                                Capital in                   Other
                                                     Common      Excess of    Retained   Comprehensive   Treasury
(In thousands)                                        Stock      Par Value    Earnings   Income (Loss)     Stock         Total
                                                   ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2005 ...................   $   40,972   $   56,966   $  109,649   $    4,158    $  (26,038)   $  185,707
Comprehensive income:
    Net income .................................                                  1,834                                    1,834
    Foreign currency translation adjustment ....                                                 163                         163
    Unrealized loss on interest rate swap
      agreements, net of tax              ......                                                 (72)                        (72)
    Minimum pension liability adjustment .......                                                   7                           7
                                                                                                                      ----------
    Total comprehensive income .................                                                                           1,932
Cash dividends paid ............................                                 (1,635)                                  (1,635)
Employee stock compensation ....................                       283                                                   283
Employee Stock Ownership Plan ..................                      (142)                                  1,332         1,190
                                                   ----------   ----------   ----------   ----------    ----------    ----------
Balance at March 31, 2006 ......................   $   40,972   $   57,107   $  109,848   $    4,256    $  (24,706)   $  187,477
                                                   ==========   ==========   ==========   ==========    ==========    ==========

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Where appropriate, certain amounts in 2005 have been reclassified to conform with the 2006 presentation.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. SFAS 123R is effective for interim and annual financial statements for years beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Accordingly, we have adopted SFAS 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinions ("APB") No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options granted under our stock plans. Stock-based compensation expense for the first quarter of 2006 was $283,000 ($173,000 after tax) or $0.01 per basic and diluted share. The adoption of SFAS123R did not have a material impact on our financial position, results of operation or cash flows.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109". The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our company evaluates tax positions for recognition. The FASB expects to issue the final Interpretation in the first half of 2006.

NOTE 3. RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") on June 30, 2003, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. At the time, we announced that we would close seven DEM facilities, which has subsequently occurred. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward, with corresponding reductions to goodwill, by $1 million, $1.2 million and $10.2 million as at December 31, 2003, December 31, 2005 and March 31, 2006, respectively. As of March 31, 2006, the restructuring accrual was at $1.6 million. We expect to pay most of this remaining amount in 2006 and 2007.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2005 and the three months ended March 31, 2006, termination benefits of $2.3 million and $0.1 million, respectively, have been charged to the restructuring accrual. As of March 31, 2006, the reserve balance for workforce reductions was at $0.7 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a reduction of $10.2 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.7 million were paid as of March 31, 2006, leaving the exit reserve balance for exit costs at $0.9 million as of March 31, 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):

                                                       Workforce   Other Exit
                                                       Reduction      Costs       Total
                                                       ---------      -----       -----
Restructuring liability at December 31, 2005 .......   $    809     $ 11,825    $ 12,634
Cash payments during first three months of 2006 ....       (115)        (727)       (842)
Adjustments during first three months of 2006 ......         --      (10,221)    (10,221)
                                                       --------     --------    --------
Restructuring liability as of March 31, 2006 .......   $    694     $    877    $  1,571
                                                       ========     ========    ========

INTEGRATION EXPENSES

During the first quarter of 2006 and 2005, we incurred integration expenses of approximately $86,700 and $524,000, respectively. The 2006 amount relates to the cost of moving our European production operations, while the 2005 costs related primarily to the DEM integration which included costs primarily related to equipment and inventory move costs, employee stay bonuses and other facility consolidation costs.

NOTE 4. INVENTORIES

                                          March 31,    December 31,
                                            2006           2005
                                        ---------------------------
                                              (in thousands)
      Finished goods, net ...........   $    185,525   $    182,567
      Work in process, net ..........          4,900          4,235
      Raw materials, net ............         59,201         56,495
                                        ------------   ------------
          Total inventories, net ....   $    249,626   $    243,297
                                        ============   ============

NOTE 5. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):

                                                   March 31,    December 31,
                                                     2006           2005
                                                 ---------------------------
CURRENT
Revolving credit facilities (1) ..............   $    192,556   $    149,236
Current portion of mortgage loan .............            542            542
                                                 ------------   ------------
                                                      193,098        149,778
                                                 ------------   ------------
LONG-TERM DEBT
6.75% convertible subordinated debentures ....         90,000         90,000
Mortgage loan ................................          8,789          8,912
Other ........................................            159            179
Less current portion of long-term debt .......            542            542
                                                 ------------   ------------
                                                       98,406         98,549
                                                 ------------   ------------
   Total debt ................................   $    291,504   $    248,327
                                                 ============   ============

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

Maturities of long-term debt during the five years ending December 31, 2006 through 2010 are $0.5 million, $0.5 million, $0.5 million, $90.5 million and $0.6 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The Company had deferred financing cost of $4.5 million and $4.1 million as of December 31, 2005 and March 31, 2006, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to thirteen years.

REVOLVING CREDIT FACILITY

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into effect outstanding borrowings under the revolving credit facility, there was an additional $54.2 million available for us to borrow pursuant to the formula at March 31, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2005 and March 31, 2006, the interest rate on the Company's revolving credit facility was 6.7% and 6.7%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under the revolving credit facility (inclusive of the Canadian term loan described below), classified as current liabilities, were $142.3 million and $185.4 million at December 31, 2005 and March 31, 2006, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008, and (2) to limit capital expenditure levels for each fiscal year through 2008. The terms of our revolving credit facility also provide, among other things, for the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

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

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has a revolving credit facility, which provides for a line of credit of up to $7.7 million. The amount of short-term bank borrowings outstanding under this facility was $7 million and $7.2 million at December 31, 2005 and March 31, 2006, respectively. The weighted average interest rates on these borrowings at December 31, 2005 and March 31, 2006 were 6.5% and 5.9%, respectively. At March 31, 2006, there was an additional $587,000 available for our European subsidiary to borrow.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

SUBORDINATED DEBENTURES

In July 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature in July 2009. The convertible debentures are convertible into 2,796,120 shares of our common stock at the option of the holder. We may, at our option, redeem some or all of the convertible debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The convertible debentures are subordinated in right of payment to all of the Company's existing and future senior indebtedness.

MORTGAGE LOAN AGREEMENT

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2006        2005
                                                             ----        ----
Net income as reported ................................... $  1,834    $    646
Foreign currency translation adjustment. .................      163        (393)
Minimum pension liability adjustment .....................        7          71
Unrealized (loss) gain on interest rate
  swap agreements, net of tax ............................      (72)        150
                                                           --------    --------
Total comprehensive income ............................... $  1,932    $    474
                                                           ========    ========

NOTE 7. STOCK-BASED COMPENSATION PLANS

We have principally four fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated as of May 25, 2004, we were authorized to issue options to purchase 1,500,000 shares. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, which terminates as of May 20, 2014, we are authorized to issue options to purchase 500,000 shares. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we are authorized to issue options to purchase 50,000 shares under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Options forfeited under the stock option plans are eligible to be granted again with respect to the options so forfeited. At March 31, 2006, under our stock option plans, there were an aggregate of (a) 1,231,024 shares of common stock authorized for grants, (b) 1,189,599 shares of common stock granted, and
(c) 41,425 shares of common stock available for future grants.

Effective January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment," which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," relating to SFAS No. 123R. We have followed the SEC's guidance in SAB No. 107 in our adoption of SFAS No. 123R.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no compensation expense was recognized in our financial statements for the stock-based compensation, because the stock-based compensation that we granted was incentive stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date. We also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, "Accounting for Stock-Based Compensation--Transition and Disclosure".

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS No. 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006.

There were no stock options granted in the three months ended March 31, 2006 and 2005. Accordingly, we have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS No. 123 which was used in our prior pro forma disclosure. Further, the current quarter's expense reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options. Stock-based compensation expense for the first quarter of 2006 was $283,000 ($173,000 net of tax), or $.01 per basic and diluted share.

The stock options granted prior to 2006 have been vesting gradually at annual intervals. In our prior period SFAS No. 123 pro forma disclosures, our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.

Prior to this year, we provided pro forma net income and net income per common share disclosures for stock option grants based on the fair value of the options at the grant date. For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option pricing model with the following assumptions applicable to each remaining unvested annual grant:

Year of Grant:                        2005          2004         2003
-------------                         ----          ----         ----
Expected option life.............     3.85          3.85         3.86
Expected stock volatility........    39.05%        38.57%       39.16%
Expected dividend yield..........      3.3%          2.7%         2.6%
Risk-free rate...................     4.00%         3.64%        2.76%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Had we determined compensation cost based on the fair value at the grant date for our pre-2006 stock option grants, our pro forma net income and net income per common share would have been as follows:

                                                         Three Months Ended
                                                           March 31, 2005
                                                           --------------
      Net earnings as reported .........................      $    646
      Less: Total stock-based employee compensation
         expense determined under fair value method
         for all awards, net of related tax effects ....          (129)
                                                              --------
      Pro forma net earnings ...........................      $    517
      Earnings per share:
         Basic - as reported ...........................      $   0.03
         Basic - pro forma .............................      $   0.03
         Diluted - as reported .........................      $   0.03
         Diluted - pro forma ...........................      $   0.03

The following is a summary of the changes in outstanding options for the three months ended March 31, 2006.

                                   Three Months Ended
                                     March 31, 2006
                               -------------------------
                                                Weighted
                                                 average     Weighted average      Aggregate
                                                exercise         contract          intrinsic
                                Shares            price         life (year)          value
                               -------------------------------------------------------------
Outstanding at beginning
  of year..................    1,249,226         $ 14.42            5.2               $ 0
Expired....................       55,827         $ 22.50              0               $ 0
Forfeited..................        3,800         $ 12.99            7.5               $ 0
--------------------------------------------------------------------------------------------
Outstanding at end of
  quarter..................    1,189,599         $ 14.04            5.2               $ 0
--------------------------------------------------------------------------------------------
Options exercisable at end
  of quarter...............      800,599         $ 14.95            3.4               $ 0
--------------------------------------------------------------------------------------------

The following is a summary of the changes in non-vested options for the three months ended March 31, 2006:

                                                        Weighted Average Grant
                                               Shares       Date Fair Value
                                               ------       ---------------
Non-vested shares at January 1, 2006 ......   494,426           $ 3.04
Forfeitures ...............................     2,250           $ 3.44
Vested ....................................   103,176           $ 3.44
Non-vested shares at March 31, 2006 .......   389,000           $ 2.93

As of March 31, 2006, we have $360,400 of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 1.0 year. No stock options were exercised in the three months ended March 31, 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 8. EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):

                                                Three Months Ended
                                                     March 31,
                                           ----------------------------
                                               2006            2005
                                               ----            ----
Earnings from continuing operations ....   $      2,598    $      1,053
Loss from discontinued operations ......           (764)           (407)
                                           ------------    ------------
Net earnings available to
   common stockholders .................   $      1,834    $        646
                                           ============    ============
Weighted average common shares
   outstanding - basic .................     18,192,774      19,440,356
Dilutive effect of stock options .......          3,114          37,708
                                           ------------    ------------
Weighted average common shares
   outstanding - diluted ...............     18,195,888     19, 478,064
                                           ============    ============

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                                Three Months Ended
                                                     March 31,
                                           ----------------------------
                                               2006            2005
                                               ----            ----
Stock options...........................    1,148,261         897,043
Convertible debentures..................    2,796,120       2,796,120

NOTE 9. EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock to the trust. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the first quarter of 2006, we committed 118,500 shares to be released leaving 182,000 shares remaining in the trust.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. During March 2006, contributions were $69,000 for calendar year 2005.

In October 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis. Effective September 1, 2005, we restricted the eligibility requirements of employees who can participate in this program, whereby all active participants hired after 1995 are no longer eligible. In the three months ended September 30, 2005, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, we recognized a curtailment gain of $3.8 million for our post-retirement plan mainly related to the above changes made to our plan. The curtailment accounting requires us to recognize immediately a pro-rata portion of the unrecognized prior service cost as a result of the changes.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. The Medicare Reform Act expanded Medicare to include, for the first time, coverage for prescription drugs. In connection with the Medicare Reform Act, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies and, consequently, our accumulated post-retirement benefit obligation decreased by $9.3 million. As a result, our 2005 post-retirement benefit cost decreased by approximately $1.1 million. The impact of the Medicare Reform Act on our post-retirement plan was compounded by changes made during the year in the modalities of the plan, namely regarding increased participant contributions and reduced eligibility.

As a result of the reduced eligibility and Medicare subsidy explained above, we are benefiting in 2006 from a reduction to our post-retirement benefit costs through negative amortization of prior service costs.

The components of net period benefit cost for the three months ended March 31 of our North America and UK deferred benefit plans are as follows (in thousands):

                                       Pension Benefits  Postretirement Benefits
                                       -----------------------------------------
                                        2006      2005        2006      2005
                                       -----------------------------------------
Service cost ......................... $   99    $  130      $  202    $  910
Interest cost ........................    100       131         478       549
Amortization of prior service cost ...     28        40        (713)       31
Actuarial net loss ...................    (16)        5         309         1
Amortization of unrecognized loss ....     --        --           1         1
                                       ------    ------      ------    ------
Net periodic benefit cost ............ $  211    $  306      $  277    $1,492
                                       ======    ======      ======    ======

NOTE 10. INDUSTRY SEGMENTS

Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                      Three Months Ended March 31,
                          -----------------------------------------------------
                                   2006                        2005
                          -----------------------------------------------------
                                        Operating                   Operating
                          Net Sales   Income (Loss)   Net Sales   Income (Loss)
                          ---------   -------------   ---------   -------------
                                             (in thousands)

Engine Management ......   $148,885     $ 12,197       $140,441     $ 10,080
Temperature Control ....     49,068        1,433         53,562        1,557
Europe .................      9,777           40         10,945         (479)
All Other ..............      2,346       (4,314)         2,378       (5,323)
                           --------     --------       --------     --------
Consolidated ...........   $210,076     $  9,356       $207,326     $  5,835
                           ========     ========       ========     ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 11. COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005 and March 31, 2006, approximately 4,500 cases and 3,600 cases, respectively, were outstanding for which we were responsible for any related liabilities. In the first quarter of 2006, we settled a significant number of cases. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2006, the amounts paid for settled claims are approximately $3.9 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. Actuarial consultants with experience in assessing asbestos-related liabilities completed a study in September 2002 to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates for the remainder of 2002 through 2052; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $27.3 million to $58 million for the period through 2052. Accordingly, based on the information contained in the actuarial study and all other available information considered by us, we recorded an after tax charge of $16.9 million as a loss from discontinued operation during the third quarter of 2002 to reflect such liability, excluding legal costs, thereby increasing our liability to $27.3 million as of September 30, 2002. We concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2052 in our consolidated financial statements, in accordance with generally accepted accounting principles.

As is our accounting policy, we update the actuarial study during the third quarter of each year. The most recent update to the actuarial study was performed as of August 31, 2005 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $25 to $51 million for the period through 2049. Although there was a decline in the range of liability as compared to the prior year study, given the relative volatility of the actuarial evaluations over the prior three years, we decided to maintain a reserve of $27.6 million until more experience is gained. Legal costs, which are expensed as incurred, are estimated to range from $16 to $20 million during the same period.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ANTITRUST LITIGATION. On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff has filed opposition to the motions, and we expect to file replies thereto in June 2006, after which we expect a decision from the court regarding these motions. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2005 and 2006, we have accrued $13 million and $13 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended March 31, 2006 and 2005 were $13.1 million and $11.1 million, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                      2006              2005
                                                      ----              ----

Balance, beginning of period....................    $ 12,701          $ 13,194
Liabilities accrued for current year sales......      13,143            11,127
Settlements of warranty claims..................     (12,794)          (11,339)
                                                    --------          --------
Balance, end of period..........................    $ 13,050          $ 12,982
                                                    ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS AND ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; CHANGES IN THE PRODUCT MIX AND DISTRIBUTION CHANNEL MIX; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT AND ENVIRONMENTAL LIABILITY MATTERS (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ASBESTOS-RELATED CONTINGENT LIABILITIES OR ENVIRONMENTAL REMEDIATION LIABILITIES); AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER RISK FACTORS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SEC. FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF FUTURE PERFORMANCE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT.

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, on June 30, 2003 we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"). Our plan was to restructure and to integrate the DEM business into our existing Engine Management business, which we have completed. At the time, we announced that we would close seven DEM facilities, which has subsequently occurred. We continue to review our operations and implement plans to continue to achieve cost savings and operating efficiencies.

Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. Including transaction costs, our total purchase price was approximately $130.5 million. On December 29, 2005, we entered into a Repurchase and Prepayment Agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million. We recognized the discount of $1.0 million as a gain on the repayment of the note as well as the unrecognized deferred interest expense thereon of $0.2 million as income in 2005.

In connection with our acquisition of DEM, we reviewed our operations and implemented integration plans to restructure the operations of DEM. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward, with corresponding reductions to goodwill, by $1 million, $1.2 million and $10.2 million as at December 31, 2003, December 31, 2005 and March 31, 2006, respectively. As of March 31, 2006, the restructuring accrual was at $1.6 million. We expect to pay most of this remaining amount in 2006 and 2007.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2005 and the three months ended March 31, 2006, termination benefits of $2.3 million and $0.1 million, respectively, have been charged to the restructuring accrual. As of March 31, 2006, the reserve balance for workforce reductions was at $0.7 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a reduction of $10.2 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.7 million were paid as of March 31, 2006, leaving the exit reserve balance for exit costs of $0.9 million as of March 31, 2006.

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

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we have traditionally offered a pre-season selling program, known as our "Spring Promotion," in which customers are offered a choice of a price discount or longer payment terms.

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

In order to better control warranty and overstock return levels, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, we established procedures whereby a warranty will be voided if a customer does not follow a twelve-step warranty return process with respect to certain products.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

SALES. Consolidated net sales in the first quarter of 2006 were $210.1 million, an increase of $2.8 million or 1.3%, compared to $207.3 million in the first quarter of 2005, driven by an increase of $8.4 million in our Engine Management Segment partially offset by declines of $4.5 million in Temperature Control and $1.2 million in our European Segments. The increase in sales in our Engine Management Segment benefited in part from price increases. The decline in our Temperature Control Segment was due to a scale-back of its pre-season promotional program in 2006.

GROSS MARGINS. Gross margins, as a percentage of net sales, were 25.3% in the first quarter of 2006 compared to 23.4% in the first quarter of 2005 with corresponding improvements in our Engine Management, Temperature Control and European Segments. The margin increase in our Engine Management Segment was due to price increases implemented near the end of 2005 and in the first quarter of 2006, as well as reduced product costs. The improvements in our Temperature Control and Europe Segments were mainly due to product cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased by $1.7 million to $43.8 million in the first quarter of 2006, compared to $42.1 million in the first quarter of 2005. The increase in SG&A expenses was driven by marketing expenses increasing by $2.3 million, partially offset by a reduction of $0.7 million in draft expenses as we terminated our accounts receivable draft program in the fourth quarter of 2005. As a percentage of net sales, first quarter 2006 SG&A expenses were generally in line with the same period in 2005.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, decreased $437,000 compared to the first quarter 2005. Integration expenses in the first quarter of 2006 were $87,000 for moving our European production operations, compared to $524,000 incurred in the first quarter of 2005 for the DEM restructuring which is now substantially completed.

OPERATING INCOME. Operating income was $9.4 million in the first quarter of 2006, compared to $5.8 million in the first quarter of 2005. The increase was primarily due to higher operating profits from higher Engine Management sales and product cost reductions in most segments, partially offset by higher SG&A expenses.

OTHER INCOME (EXPENSE), NET. Other income, net increased to $350,000 in the first quarter of 2006, compared to an expense of $215,000 in the first quarter of 2005. The increase was primarily due to foreign exchange movements as well as improved equity income from European joint ventures.

INTEREST EXPENSE. Interest expense increased by $678,000 in the first quarter 2006 compared to the same period in 2005, due to higher borrowings and higher average borrowing costs. The increase in borrowing is due to higher accounts receivable levels as a result of the termination of our accounts receivable draft program in the fourth quarter of 2005, which generated a $739,000 reduction in draft expenses as mentioned in the SG&A discussion above.

INCOME TAX PROVISION. The income tax provision was $2.7 million in the first quarter of 2006, compared to $792,000 for the same period in 2005. The increase was primarily due to higher pre-tax earnings and a higher effective rate for the first quarter of 2006 due to a one time reduction in our deferred tax asset of $436,000, which was a discrete tax item added to our provision otherwise determined using an estimated annual effective tax rate. The reduction in our deferred tax asset was primarily due to recently enacted state tax changes. Excluding the impact of the $436,000 one time adjustment, our effective tax rate for continuing operations was approximately 42% in the first quarter of 2006 compared to 43% in first quarter of 2005.

Deferred tax assets, net of a valuation allowance of $26.1 million and deferred tax liabilities of $17.3 million were $40.6 million as of December 31, 2005. Approximately $110 million of taxable income must be generated in 2006 and subsequent years in order to realize the deferred tax assets. We believe it is more likely than not that we will be able to generate this level of taxable income within 6 years of December 31, 2005, based on the assumptions that our Puerto Rican affiliate's profits will create US taxable income following the expiration of Section 936 of the Internal Revenue Code and that our US based Engine Management Segment continues to improve as we realize savings from cost reduction efforts. Also, our US net operating loss carry forwards of $37.3 million expire between 2021 and 2025, and our alternative minimum tax credit carry forwards of approximately $6 million have no expiration date. The results of the first quarter 2006 are generally in line with the aforementioned assumptions. We continue to monitor our trends and weigh these against our recent domestic loss carry forward history. At this time, we have concluded that our current level of valuation allowance continues to be appropriate.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation include legal expenses associated with our asbestos-related liability. We recorded $764,000 and $407,000 as a loss from discontinued operation in the first quarter of 2006 and 2005, respectively. The increase is due to one-time tax costs associated with the liquidation of the residual assets of the pension plan of the discontinued operation segment. As discussed more fully in note 11 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first quarter of 2006, cash used in operations amounted to $47.4 million, compared to $42.5 million in the same period of 2005. The increase is primarily attributable to an increase in accounts receivable due to the termination of our accounts receivable draft program at the end of 2005.

INVESTING ACTIVITIES. Cash used in investing activities was $1.9 million in the first quarter of 2006, compared to $1.9 million in the same period of 2005, which consisted primarily for capital expenditures in both periods.

FINANCING ACTIVITIES. Cash provided by financing activities was $43.3 million in the first quarter of 2006, compared to $38.5 million in the same period of 2005. The increase is primarily due to an increase in borrowings under our line of credit, primarily to finance the increase in accounts receivable following the termination of our accounts receivable drafts programs.

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into effect outstanding borrowings under the revolving credit facility, there was an additional $54.2 million available for us to borrow pursuant to the formula at March 31, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or the LIBOR rate plus the applicable margin (as defined in the credit agreement), at our option. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis: (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008; and (2) to limit capital expenditure levels for each fiscal year through 2008. The terms of our revolving credit facility also provide, among other things, for the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

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

In addition, in order to facilitate the aggregate financing of the DEM acquisition in June 2003, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million. We also issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million and an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million due December 31, 2008. The promissory note had an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest was due quarterly under the promissory note. On December 29, 2005, we entered an agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million.

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by the related building and property.

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. In 2004 and the first quarter of 2005, we also received the benefit from accelerating accounts receivable collections from customer draft programs. However, in the second quarter of 2005 we reduced the early monetizing of these accounts receivable under the draft program. An amendment to our revolving credit facility in November 2005 prohibits us from accepting drafts under our customer draft programs after November 18, 2005. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

In October 2003, we entered into an interest rate swap agreement with a notional amount of $25 million that is to mature in October 2006. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 2.45% on the notional amount of $25 million.

In July 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures carry an interest rate of 6.75%, payable semi-annually. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. The proceeds from the sale of the debentures were used to prepay an 8.6% senior note, reduce short term bank borrowings and repurchase a portion of our common stock.

As of March 31, 2006, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2005 and the first quarter of 2006, other than the repurchase of our common stock held by Dana as discussed above, we did not repurchase any shares of our common stock either in the open market or otherwise.

The following is a summary of our contractual commitments as of December 31, 2005. Other than as discussed below, there have been no significant changes to this information at March 31, 2006. At December 31, 2005, we were parties to a sublease agreement with Dana Corporation, which agreement was originally scheduled to expire in 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. As such, our operating lease commitment in each year for the five year period from 2006 to 2010 has been reduced by $1.2 million per year and for period from 2011-2015 has been reduced by $14.5 million in the aggregate. The table below in the "Operating leases" line item has been revised to reflect these reductions.

                              -----------------------------------------------------
(IN THOUSANDS)                  2006        2007       2008       2009       2010    2011-2015     TOTAL
-----------------------------------------------------------------------------------------------------------
Principal payments of
   long term debt .........   $    542    $    555   $    512   $ 90,530   $    560   $  6,392   $   99,091
Operating leases ..........      6,941       5,839      4,650      3,240      1,175      7,140       28,985
Interest rate swap
   agreements .............       (496)         --         --         --         --         --         (496)
Post-employee
   retirement benefits ....        970       1,069      1,536      1,655      1,768     10,849       17,847
Severance payments related
   to integration .........        396         413         --         --         --         --          809
                              --------    --------   --------   --------   --------   --------   ----------
          Total commitments   $  8,353    $  7,876   $  6,698   $ 95,425   $  3,503   $ 24,381   $  146,236
                              ========    ========   ========   ========   ========   ========   ==========

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.

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

We use cores (used parts) in our remanufacturing processes for air conditioning compressors. The production of air conditioning compressors involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers, or from returns pursuant to an exchange program with customers. Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory at standard cost through a credit to cost of sales the used core exchanged at the time it is eventually received from the customer.

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2006, the allowance for sales returns was $22.4 million. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2006, the allowance for doubtful accounts and for discounts was $10.6 million.

ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS. New customer acquisition costs refer to arrangements pursuant to which we incur change-over-costs to induce a new customer to switch from a competitor's brand. In addition, change-over-costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or recovery, respectively, within the tax provision in the statement of operations.

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2006, we had a valuation allowance of $26.1 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

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

In the event our planning assumptions were modified resulting in an impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Post-retirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 13 and 14 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. The most significant of these assumptions are the eligibility criteria of participants, the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. Under FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has concluded that its post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly recognizes subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation under SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions". In addition, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, in September 2005 we recognized a curtailment gain of $3.8 million for our post-retirement plan related to changes made to our plan, namely reducing the number of participants eligible for our plan by making all active participants hired after 1995 no longer eligible.

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

In accordance with our accounting policy, we update the actuarial study during the third quarter of each year. The most recent update to the actuarial study was performed as of August 31, 2005 using methodologies consistent with the September 2002 study. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $25 to $51 million for the period through 2049. Although there was a decline in the range of liability as compared to the prior year study, given the relative volatility of the actuarial evaluations over the prior three years, we decided to maintain the reserve of $27.6 million until more experience is gained. Legal costs are estimated to range from $16 to $20 million during the same period. We plan on performing a similar actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation. Legal expenses associated with asbestos-related matters are expensed as incurred and recorded as a loss from discontinued operation in the statement of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. SFAS 123R is effective for interim and annual financial statements for years beginning after December 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. Accordingly, we have adopted SFAS 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinions (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options granted under our stock plans. Stock-based compensation expense for the first quarter of 2006 was $283,000 ($173,000 after tax) or $0.01 per basic and diluted share. The adoption of SFAS123R did not have a material impact on our financial position, results of operation or cash flows.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2005, the FASB issued an Exposure Draft of the proposed Interpretation, "Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109". The proposed Interpretation would clarify criterion to be used in the recognition of uncertain tax positions in an enterprise's financial statements. The Company is evaluating the proposed Interpretation but does not believe it would materially change the way our Company evaluates tax positions for recognition. The FASB expects to issue the final Interpretation in the first half of 2006.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British pound, the Euro, the Japanese Yen and the Hong Kong dollar. As of December 31, 2005 and March 31, 2006, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 60% at December 31, 2005 and 66% at March 31, 2006.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2006, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005 and March 31, 2006 approximately 4,500 cases and 3,600 cases, respectively, were outstanding for which we were responsible for any related liabilities. In the first quarter 2006, we settled a significant number of cases. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2006, the amounts paid for settled claims are approximately $3.9 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended compliant dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff has filed opposition to the motions, and we expect to file replies thereto in June 2006, after which we expect a decision from the court regarding these motions. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risk factors included in our Annual Report on Form 10-K have not materially changed, other than as set forth below.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Specifically, in connection with our acquisition of Dana Corporation's engine management business, Dana retained responsibility to remediate known environmental claims and contaminations with respect to certain acquired or leased properties. However, we may be subject to future environmental liabilities to the extent that there are unknown contaminations on such properties. In addition, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. To the extent that Dana is released from any of its environmental remediation liability or indemnification obligations to us as a result of its Chapter 11 bankruptcy proceedings, third parties (including governmental agencies) may seek to have us pay the environmental remediation costs for such properties asserting claims against us as a prior owner or occupier of such properties. Although we believe that we have valid defenses to any asserted environmental claims, we can give no assurance that we would be successful in our defenses or that we will not be subject to future environmental liability with respect to such properties.

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

                                        STANDARD MOTOR PRODUCTS, INC.
                                        -----------------------------
                                                 (Registrant)


Date: May 10, 2006                      /s/ James J. Burke
                                        ------------------
                                        James J. Burke
                                        Vice President Finance,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)


                                        /s/ Luc Gregoire
                                        Luc Gregoire
                                        Corporate Controller and
                                        Chief Accounting Officer

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