Form 10-Q
period 2006-06-30
STANDARD MOTOR PRODUCTS INC
filed 2006-08-09
CIK 93389

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   |_| Accelerated Filer |X|   Non-Accelerated Filer  |_|

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes |_|      No |X|

As of the close of business on July 31, 2006, there were 18,551,557 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================
--------------------------------------------------------------------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
         as of June 30, 2006 (Unaudited) and December 31, 2005 ............... 3

         Consolidated Statements of Operations and Retained Earnings
         (Unaudited) for the Three Months and Six Months Ended
         June 30, 2006 and 2005 .............................................. 4

         Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months Ended June 30, 2006 and 2005...................... 5

         Consolidated Statement of Changes in Stockholders' Equity
         (Unaudited) for the Three Months and Six Months Ended
         June 30, 2006........................................................ 6

         Notes to Consolidated Financial Statements (Unaudited)............... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........30

Item 4.  Controls and Procedures..............................................31

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................31

Item 4.  Submission of Matters to a Vote of Security Holders..................32

Item 6.  Exhibits.............................................................33

Signatures....................................................................33

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                       June 30,           December 31,
                                                                                         2006                 2005
                                                                                  ------------------    ----------------
                                                                                     (Unaudited)
           ASSETS
CURRENT ASSETS:
       Cash and cash equivalents................................................      $ 11,164              $ 14,046
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $10,776 and $9,574 for 2006 and 2005, respectively.......       265,270               176,294
       Inventories..............................................................       235,091               243,297
       Deferred income taxes....................................................        14,208                14,081
       Prepaid expenses and other current assets................................         9,831                 7,972
                                                                                  ------------------    ----------------
           Total current assets.................................................       535,564               455,690

Property, plant and equipment, net..............................................        84,121                85,805
Goodwill and other intangibles, net.............................................        56,006                67,402
Other assets....................................................................        37,400                44,147
                                                                                  ------------------    ----------------
           Total assets.........................................................     $ 713,091             $ 653,044
                                                                                  ==================    ================

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable............................................................     $ 192,820             $ 149,236
       Current portion of long-term debt........................................           542                   542
       Accounts payable.........................................................        60,296                52,535
       Sundry payables and accrued expenses.....................................        28,555                24,466
       Accrued customer returns.................................................        27,820                22,346
       Restructuring accrual....................................................           903                 1,286
       Accrued rebates..........................................................        23,566                24,017
       Payroll and commissions..................................................        15,781                11,494
                                                                                  ------------------    ----------------
              Total current liabilities.........................................       350,283               285,922
                                                                                  ------------------    ----------------

Long-term debt..................................................................        98,265                98,549
Post-retirement medical benefits and other accrued liabilities..................        47,273                45,962
Restructuring accrual...........................................................           418                11,348
Accrued asbestos liabilities....................................................        24,241                25,556
                                                                                 ------------------    ----------------
              Total liabilities.................................................       520,480               467,337
                                                                                  ------------------    ----------------
Commitments and contingencies
Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares..........        40,972                40,972
       Capital in excess of par value...........................................        57,176                56,966
       Retained earnings........................................................       113,368               109,649
       Accumulated other comprehensive income...................................         5,609                 4,158
       Treasury stock - at cost 2,180,054 and 2,315,645 shares in
              2006 and 2005, respectively)......................................       (24,514)              (26,038)
                                                                                  ------------------    ----------------
                 Total stockholders' equity....................................        192,611               185,707
                                                                                  ------------------    ----------------
                  Total liabilities and stockholders' equity....................     $ 713,091             $ 653,044
                                                                                  ==================    ================

                                     See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (In thousands, except share and per share data)

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                    June 30,
                                                    ------------------------------------------------------------
                                                         2006            2005         2006             2005
                                                         ----            ----         ----             ----
                                                              (Unaudited)                     (Unaudited)
Net sales .......................................   $    229,174    $    226,512    $    439,250    $    433,838
Cost of sales ...................................        172,468         177,602         329,313         336,493
                                                    ------------    ------------    ------------    ------------
       Gross profit .............................         56,706          48,910         109,937          97,345
Selling, general and administrative expenses ....         42,995          43,705          86,783          85,781
Restructuring expenses ..........................            143           3,878             230           4,402
                                                    ------------    ------------    ------------    ------------
       Operating income .........................         13,568           1,327          22,924           7,162
Other income, net ...............................            810           1,194           1,160             979
Interest expense ................................          5,255           4,290           9,708           8,065
                                                    ------------    ------------    ------------    ------------
       Earnings (loss) from continuing operations
            before taxes ........................          9,123          (1,769)         14,376              76
 Provision (benefit) for income tax .............          3,668            (488)          6,323             304
                                                    ------------    ------------    ------------    ------------
       Earnings (loss) from continuing operations          5,455          (1,281)          8,053            (228)
Loss from discontinued operation ................           (289)           (384)         (1,053)           (791)
                                                    ------------    ------------    ------------    ------------
       Net earnings (loss) ......................          5,166          (1,665)          7,000          (1,019)
Retained earnings at beginning of period ........        109,848         119,117         109,649         120,218
                                                    ------------    ------------    ------------    ------------
                                                         115,014         117,452         116,649         119,199
Less: cash dividends for period .................          1,646           1,758           3,281           3,505
                                                    ------------    ------------    ------------    ------------
Retained earnings at end of period ..............   $    113,368    $    115,694    $    113,368    $    115,694
                                                    ============    ============    ============    ============

PER SHARE DATA:
Net earnings (loss) per common share - Basic:
     Earnings (loss) from continuing operations .   $       0.30    $      (0.07)   $       0.44    $      (0.01)
     Discontinued operation .....................          (0.02)          (0.02)          (0.06)          (0.04)
                                                    ------------    ------------    ------------    ------------
Net earnings (loss) per common share - Basic ....   $       0.28    $      (0.09)   $       0.38    $      (0.05)
                                                    ============    ============    ============    ============

Net earnings (loss) per common share - Diluted:
     Earnings (loss) from continuing operations .   $       0.30    $      (0.07)   $       0.44    $      (0.01)
     Discontinued operation .....................          (0.02)          (0.02)          (0.06)          (0.04)
                                                    ------------    ------------    ------------    ------------
Net earnings (loss) per common share - Diluted ..   $       0.28    $      (0.09)   $       0.38    $      (0.05)
                                                    ============    ============    ============    ============

Average number of common shares .................     18,297,155      19,538,269      18,245,253      19,489,583
                                                    ============    ============    ============    ============
Average number of common shares and dilutive
     common shares ..............................     18,327,895      19,538,269      18,260,708      19,489,583
                                                    ============    ============    ============    ============

                                      See accompanying notes to consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                  2006        2005
                                                                                  ----        ----
                                                                                    (Unaudited)
  CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss) .......................................................   $  7,000    $ (1,019)
 Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities:
  Depreciation and amortization ............................................      8,011       8,828
  Increase to allowance for doubtful accounts ..............................        426         372
  Increase to inventory reserves ...........................................      2,532       1,232
  Loss on disposal of property, plant and equipment ........................          4       2,228
  Equity income from joint ventures ........................................       (449)       (399)
  Employee stock ownership plan allocation .................................        596         671
  Stock-based compensation .................................................        544         115
  Increase in tax valuation allowance ......................................       --           844
  Decrease in deferred income taxes ........................................      4,749          52
  Loss from discontinued operation .........................................      1,053         791
 Change in assets and liabilities:
  Increase in accounts receivable ..........................................    (89,402)    (97,701)
  Decrease (increase) in inventories .......................................      5,674      (4,029)
  Increase in prepaid expenses and other current assets ....................     (1,265)       (776)
  Decrease in other assets .................................................      2,321       1,093
  Increase in accounts payable .............................................     13,919      14,929
  Increase (decrease) in sundry payables and accrued expenses ..............      3,638      (9,031)
  Decrease in restructuring accrual ........................................       (860)     (4,896)
  Increase in other liabilities ............................................      8,467       8,723
                                                                               --------    --------
        Net cash used in operating activities ..............................    (33,042)    (77,973)
                                                                               --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment ..................         13       1,937
  Capital expenditures .....................................................     (5,061)     (4,152)
                                                                               --------    --------
        Net cash used in investing activities ..............................     (5,048)     (2,215)
                                                                               --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line-of-credit agreements ...........................     43,584      69,049
  Principal payments and retirement of long-term debt ......................       (284)       (271)
  (Decrease) increase in overdraft balances ................................     (6,158)      7,508
  Dividends paid ...........................................................     (3,281)     (3,505)
                                                                               --------    --------
        Net cash provided by financing activities ..........................     33,861      72,781
                                                                               --------    --------
 Effect of exchange rate changes on cash ...................................      1,347      (1,330)
                                                                               --------    --------
 Net decrease in cash and cash equivalents .................................     (2,882)     (8,737)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ......................     14,046      14,934
                                                                               --------    --------
 CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............................   $ 11,164    $  6,197
                                                                               ========    ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest .................................................................   $  9,429    $  8,095
                                                                               ========    ========
  Income taxes .............................................................   $  2,195    $  2,321
                                                                               ========    ========
Non-cash financing activity:
  Reduction of restructuring accrual applied against goodwill ..............   $ 10,453    $   --
                                                                               ========    ========

                            See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                        THREE MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)


                                                                                      ACCUMULATED
                                                        CAPITAL IN                       OTHER
                                           COMMON       EXCESS OF      RETAINED      COMPREHENSIVE     TREASURY
                                            STOCK       PAR VALUE      EARNINGS          INCOME          STOCK       TOTAL
                                            -----       ---------      --------          ------          -----       -----

Balance at March 31, 2006................ $ 40,972       $ 57,107     $ 109,848         $ 4,256      $ (24,706)    $ 187,477
Comprehensive income:
    Net income...........................                                 5,166                                        5,166
    Foreign currency translation
      adjustment.........................                                                 1,525                        1,525
    Unrealized loss on interest rate
      swap agreements, net of tax........                                                   (80)                         (80)
    Minimum pension liability
      adjustment.........................                                                   (92)                         (92)
                                                                                                                   ---------
    Total comprehensive income...........                                                                              6,519
Cash dividends paid......................                               (1,646)                                       (1,646)
Employee stock compensation..............                      69                                           192          261
Employee Stock Ownership Plan............                                                                                  0
                                          --------       --------     ---------         -------      ---------     ---------
Balance at June 30, 2006................. $ 40,972       $ 57,176     $ 113,368         $ 5,609      $ (24,514)    $ 192,611
                                          ========       ========     =========         =======      =========     =========


                         SIX MONTHS ENDED JUNE 30, 2006
                                  (Unaudited)


                                                                                      ACCUMULATED
                                                        CAPITAL IN                       OTHER
                                           COMMON       EXCESS OF      RETAINED      COMPREHENSIVE     TREASURY
                                            STOCK       PAR VALUE      EARNINGS          INCOME          STOCK       TOTAL
                                            -----       ---------      --------          ------          -----       -----

Balance at December 31, 2005............. $ 40,972       $ 56,966     $ 109,649       $ 4,158        $ (26,038)       $ 185,707
Comprehensive income:
    Net income...........................                                 7,000                                           7,000
    Foreign currency translation
      adjustment.........................                                               1,688                             1,688
    Unrealized loss on interest rate
      swap agreements, net of tax........                                                (152)                             (152)
    Minimum pension liability
      adjustment.........................                                                 (85)                              (85)
                                                                                                                      ---------
    Total comprehensive income...........                                                                                 8,451
Cash dividends paid......................                               (3,281)                                          (3,281)
Employee stock compensation..............                     352                                           192             544
Employee Stock Ownership Plan............                   (142)                                         1,332           1,190
                                          --------       --------     ---------       -------        ---------        ---------
Balance at June 30, 2006................. $ 40,972       $ 57,176     $ 113,368       $ 5,609        $ (24,514)       $ 192,611
                                          ========       ========     =========       =======        =========        =========


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

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinions ("APB") No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options, restricted stock and performance based stock granted under our stock plans. Stock-based compensation expense for the second quarter of 2006 was $126,500 ($87,300 net of tax) or $0.01 per basic and diluted share and $409,500 ($260,300 net of tax) or $0.01 per basic and diluted share for the six months ended June 30, 2006. The adoption of SFAS123R did not have a material impact on our financial position, results of operation or cash flows.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 prescribes applying a "more likely than not" threshold to the recognition and derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its results of operations and financial position but does not believe it would materially change the way we evaluate tax positions for recognition.

NOTE 3.  RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") on June 30, 2003, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. At the time, we announced that we would close seven DEM facilities, which has subsequently occurred. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward, with corresponding reductions to goodwill, by $1 million, $1.2 million, $10.2 million and $0.2 million as at December 31, 2003, December 31, 2005, March 31, 2006 and June 30, 2006, respectively. As of June 30, 2006, the restructuring accrual was at $1.3 million. We expect to pay most of this remaining amount in 2006 and 2007.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2005 and the six months ended June 30, 2006, termination benefits of $2.3 million and $0.1 million, respectively, have been charged to the restructuring accrual. As of June 30, 2006, the reserve balance for workforce reductions was at $0.7 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a reduction of $10.5 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.8 million were paid as of June 30, 2006, leaving the exit reserve balance for exit costs at $0.6 million as of June 30, 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):


                                                    Workforce    Other Exit
                                                    Reduction      Costs          Total
                                                   --------------------------------------

Restructuring liability at December 31, 2005 ..... $    809       $ 11,825       $ 12,634
Cash payments during first six months of 2006 ....     (103)          (757)          (860)
Adjustments during first six months of 2006 ......     --          (10,453)       (10,453)
                                                   --------       --------       --------
 Restructuring liability as of June 30, 2006 ..... $    706       $    615       $  1,321
                                                   ========       ========       ========

INTEGRATION EXPENSES

During the second quarter of 2006 and 2005, we incurred integration expenses of approximately $0.1 and $3.9 million, respectively. For the six months ended June 30, 2006 and 2005, we incurred integration expenses of $0.2 and $4.4 million, respectively. The 2006 amount relates to the cost of moving our European production operations. In the second quarter of 2005, the Company effected an asset write-down for the outsourcing of some of its Temperature Control product lines resulting in a $3.5 million integration expense.

NOTE 4.  INVENTORIES
                                                     June 30,       December 31,
                                                      2006             2005
                                                 --------------- ---------------
                                                         (in thousands)
   Finished goods, net.......................       $ 170,897        $ 182,567
   Work in process, net......................           4,783            4,235
   Raw materials, net........................          59,411           56,495
                                                 --------------- ---------------
       Total inventories, net................       $ 235,091        $ 243,297
                                                 =============== ===============

NOTE 5. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):
                                                          June 30,  December 31,
                                                           2006        2005
                                                        ----------- ------------
CURRENT
Revolving credit facilities (1)......................... $ 192,820   $ 149,236
Current portion of mortgage loan........................       542         542
                                                         ---------   ---------
                                                           193,362     149,778
                                                         ---------   ---------
LONG-TERM DEBT
6.75% convertible subordinated debentures...............    90,000      90,000
Mortgage loan...........................................     8,667       8,912
Other...................................................       140         179
Less current portion of long-term debt..................       542         542
                                                         ---------   ---------
                                                            98,265      98,549
                                                         ---------   ---------

    Total debt.......................................... $ 291,627   $ 248,327
                                                         =========   =========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Maturities of long-term debt during the five years ending December 31, 2006 through 2010 are $0.5 million, $0.5 million, $0.5 million, $90.5 million and $0.6 million, respectively.

The Company had deferred financing cost of $4.5 million and $3.7 million as of December 31, 2005 and June 30, 2006, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to thirteen years.

REVOLVING CREDIT FACILITY

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into effect outstanding borrowings under the revolving credit facility, there was an additional $70.7 million available for us to borrow pursuant to the formula at June 30, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2005 and June 30, 2006, the interest rate on the Company's revolving credit facility was 6.7% and 7.4%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or the LIBOR rate plus the applicable margin (as defined), at our option. Outstanding borrowings under the revolving credit facility (inclusive of the Canadian term loan described below), classified as current liabilities, were $142.3 million and $184.9 million at December 31, 2005 and June 30, 2006, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008, and (2) to limit capital expenditure levels for each fiscal year through 2008. The terms of our revolving credit facility also provide, among other things, for the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

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

REVOLVING CREDIT FACILITY--EUROPE

Our European Segment has a revolving credit facility, which provides for a line of credit of up to $8.2 million. The amount of short-term bank borrowings outstanding under this facility was $7 million and $7.9 million at December 31, 2005 and June 30, 2006, respectively. The weighted average interest rates on these borrowings at December 31, 2005 and June 30, 2006 were 6.5% and 6.1%, respectively. At June 30, 2006, there was an additional $0.3 million available for our European Segment to borrow.

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

NOTE 6.  COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):


                                                 Three Months Ended     Six Months Ended
                                                 ------------------   ------------------
                                                     June 30,              June 30,
                                                 2006       2005       2006       2005
                                                 ----       ----       ----       ----
Net income (loss) as reported ..............   $ 5,166    $(1,665)   $ 7,000    $(1,019)
Foreign currency translation adjustment ....     1,525     (1,388)     1,688     (1,781)
Minimum pension liability adjustment .......       (92)       162        (85)       234
Unrealized (loss) gain on interest rate swap
    agreements, net of tax .................       (80)       (86)      (152)        64
                                               -------    -------    -------    -------
Total comprehensive income (loss) ..........   $ 6,519    $(2,977)   $ 8,451    $(2,502)
                                               =======    =======    =======    =======


NOTE 7.  STOCK-BASED COMPENSATION PLANS

We have principally five fixed stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated as of May 25, 2004, we were authorized to issue options to purchase 1,500,000 shares. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, which terminates as of May 20, 2014, we were authorized to issue options to purchase 500,000 shares. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we were authorized to issue options to purchase 50,000 shares under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Under the 2006 Omnibus Incentive Plan, which was approved by our shareholders in May 2006, we are authorized to issue equity awards of up to 700,000 shares. Equity awards forfeited under the previous stock option plans and incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to the equity awards so forfeited. At June 30, 2006, under our stock option plans, there were an aggregate of (a) 1,152,486 shares of common stock authorized for grants, (b) 1,108,811 shares of common stock granted, and (c) no shares of common stock available for future grants. At June 30, 2006, under our 2006 Omnibus Incentive Plan, there were an aggregate of (a) 700,000 shares of common stock authorized for grants, (b) 87,325 shares of common stock granted, and (c) 612,675 shares of common stock available for future grants.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS No. 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS No. 123R for all stock-based compensation that was granted on or after January 1, 2006. Stock-based compensation expense for the second quarter of 2006 was $126,500 ($87,300 net of tax) or $0.01 per basic and diluted share and $409,500 ($260,300 net of tax) or $0.01 per basic and diluted share for the six months ended June 30, 2006.

Had we determined compensation cost based on the fair value at the grant date for our pre-2006 stock option grants, our pro forma net income and net income per common share would have been as follows (in thousands, except per share data):
                                                       THREE MONTHS   SIX MONTHS
                                                          ENDED         ENDED
                                                         JUNE 30,      JUNE 30,
                                                          2005          2005
                                                        ---------     --------
Net loss as reported ...............................    $ (1,665)     $ (1,019)
Less: Total stock-based employee compensation
  expense determined under fair value method for
  all awards, net of related tax effects ...........        (183)         (312)
                                                        --------      --------
Pro forma net loss .................................    $ (1,848)     $ (1,331)
Loss per share:
    Basic - as reported ............................    $  (0.09)     $  (0.05)
    Basic - pro forma ..............................    $  (0.09)     $  (0.07)
    Diluted - as reported ..........................    $  (0.09)     $  (0.05)
    Diluted - pro forma ............................    $  (0.09)     $  (0.07)

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

STOCK OPTION GRANTS

There were no stock options granted in the six months ended June 30, 2006 and options to purchase 280,500 shares of common stock were granted in the six months ended June 30, 2005. Accordingly, we have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS No. 123 which was used in our prior pro forma disclosure. Further, the current quarter's expense reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

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

YEAR OF GRANT:                                 2005         2004        2003
-------------                                  ----         ----        ----
Expected option life....................       3.85         3.85        3.86
Expected stock volatility...............      39.05%       38.57%      39.16%
Expected dividend yield.................        3.3%         2.7%        2.6%
Risk-free rate..........................       4.00%        3.64%       2.76%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's stock.

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2006:
                                                    Weighted
                                                     Average    Weighted Average
                                                    Exercise        Contract
                                          Shares      Price        Life (year)
                                       ----------- ------------ ----------------
Outstanding at beginning
  of year.............................. 1,249,226      $ 14.42            5.2
Expired................................   132,165      $ 19.33              0
Forfeited..............................     8,250      $ 12.74            6.4
-------------------------------------------------- ------------ ----------------

Outstanding at end of
  Quarter.............................. 1,108,811      $ 13.84            5.3
-------------------------------------------------- ------------ ----------------

Options exercisable at end
  of quarter...........................   977,061      $ 14.14            4.8
-------------------------------------------------- ------------ ----------------

The aggregate intrinsic value of the outstanding stock options was $0.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the changes in non-vested stock options for the six months ended June 30, 2006:
                                                              WEIGHTED AVERAGE
                                                              GRANT DATE FAIR
                                                  SHARES           VALUE
                                                 -------        -----------
Non-vested shares at January 1, 2006...          494,426          $ 3.04
Forfeitures............................            3,000          $ 3.09
Vested.................................          359,676          $ 3.16
Non-vested shares at June 30, 2006.....          131,750          $ 2.72

As of June 30, 2006, we have $268,800 of total unrecognized compensation cost related to non-vested stock options granted under our various option-based plans, which we expect to recognize over a weighted-average period of 0.8 years. No stock options were exercised during the six months ended June 30, 2006.

RESTRICTED AND PERFORMANCE STOCK GRANTS

Under our 2006 Omnibus Incentive Plan, the Company is authorized to issue, among other things, shares of restricted and performance based stock to eligible employees and directors. Prior to the time a restricted share becomes fully vested or a performance share is issued, the awardee cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardee has all other rights of a stockholder, including the right to vote (but not receive dividends during the vesting period). Prior to the time a performance share is issued, the awardee shall have no rights as a stockholder. Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively. Performance based shares are subject to a three year measuring period and the achievement of Company performance targets and then become fully vested on the third anniversary of the date of grant. All shares and rights are subject to forfeiture if certain employment conditions are not met.

Under the plan, 700,000 shares are authorized to be issued. For the three months ended June 30, 2006, 87,325 restricted and performance based shares were granted (63,575 restricted shares and 23,750 performance based shares). In determining the grant date fair value for U.S. GAAP purposes, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. For the quarter ended June 30, 2006, forfeitures are estimated at 2% for employees and 0% executives and directors, respectively, based on evaluations of historical and expected future turnover.

The Company recorded pre-tax compensation expense related to restricted shares and performance based shares of $38,200 and $0 for the six months ended June 30, 2006 and 2005, respectively. The tax benefit recorded related to this compensation expense was $13,900 and $0 for the six months ended June 30, 2006 and 2005, respectively. The unamortized compensation expense related to the Company's restricted and performance based shares was $558,800 at June 30, 2006 and is expected to be recognized over a weighted average period of 2.8 and 0.8 years for employees and directors, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The Company's restricted and performance based share activity was as follows for the six months ended June 30, 2006:
                                                                    Weighted
                                                                    Average
                                                                Grant Date Fair
                                                                     Value
                                                  Shares           Per Share
                                              --------------- ------------------

Balance at January 1, 2006 .................        0                 $ 0.00
   Granted .................................      87,325              $ 6.95
   Vested ..................................        0                 $ 0.00
   Forfeited ...............................        0                 $ 0.00
Balance at June 30, 2006 ...................      87,325              $ 6.95


The weighted-average grant date fair value of restricted and performance based shares granted during the six months ended June 30, 2006 was $606,600, or $6.95 per share. No restricted or performance based shares were authorized, granted, outstanding or vested during the six months ended June 30, 2005.

NOTE 8.  EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                ----------------------          ---------------------
                                                 2006             2005           2006            2005
                                                 ----             ----           ----            ----

Earnings (loss) from continuing operations   $      5,455    $     (1,281)   $      8,053    $       (228)
Loss from discontinued operations ........           (289)           (384)         (1,053)           (791)
                                             ------------    ------------    ------------    ------------
Net earnings (loss) available to
    common stockholders ..................   $      5,166    $     (1,665)   $      7,000    $     (1,019)
                                             ============    ============    ============    ============

Weighted average common shares outstanding
    - basic ..............................     18,297,155      19,538,269      18,245,253      19,489,583
Dilutive effect of restricted stock ......         30,740            --            15,455            --
                                             ------------    ------------    ------------    ------------
Weighted average common shares
        outstanding - diluted ............     18,327,895      19,538,269      18,260,708      19,489,583
                                             ============    ============    ============    ============


The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                     Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                ----------------------    ----------------------
                                  2006         2005         2006         2005
                                  ----         ----         ----         ----

Stock options ..............    1,108,811    1,330,451    1,108,811    1,330,451
Convertible debentures .....    2,796,120    2,796,120    2,796,120    2,796,120

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. The Medicare Reform Act expanded Medicare to include, for the first time, coverage for prescription drugs. In connection with the Medicare Reform Act, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies and, consequently, our accumulated post-retirement benefit obligation decreased by $9.3 million. As a result, our 2005 post-retirement benefit cost decreased by approximately $1.1 million. The impact of the Medicare Reform Act on our post-retirement plan was compounded by changes made during the year in the modalities of the plan, namely regarding increased participant contributions and reduced eligibility.

As a result of the reduced eligibility and Medicare subsidy explained above, we are benefiting in 2006 from a reduction to our post-retirement benefit costs through negative amortization of prior service costs.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The components of net period benefit cost for the three months ended June 30 of our North America and UK deferred benefit plans are as follows (in thousands):

                                             -----------------------------------
                                                                 Postretirement
                                             Pension Benefits       Benefits
                                             -----------------------------------
                                              2006      2005     2006     2005
                                             -----------------------------------


Service cost .............................   $   99    $  130   $  202    $  726
Interest cost ............................      100       131      478       530
Amortization of prior service cost .......       28        40     (712)       31
Actuarial net loss .......................      (16)        5      305      --
Amortization of unrecognized loss ........     --        --          4         1
                                             ------    ------   ------    ------
Net periodic benefit cost ................   $  211    $  306   $  277    $1,288
                                             ======    ======   ======    ======

The components of net period benefit cost for the six months ended June 30 of our North America and UK deferred benefit plans are as follows (in thousands):

                                          --------------------------------------
                                                              Postretirement
                                          Pension Benefits       Benefits
                                          --------------------------------------
                                           2006      2005     2006     2005
                                          --------------------------------------

Service cost .........................   $   198    $   260   $   404    $ 1,636
Interest cost ........................       200        262       955      1,079
Amortization of prior service cost ...        56         80    (1,425)        62
Actuarial net loss ...................       (32)        10       611       --
Amortization of unrecognized loss ....      --         --           8          2
                                         -------    -------   -------    -------
Net periodic benefit cost ............   $   422    $   612   $   553    $ 2,779
                                         =======    =======   =======    =======

NOTE 10.  INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):


                                                 Three Months Ended June 30,
                                          --------------------------------------------
                                                 2006                 2005
                                          --------------------------------------------
                                                     OPERATING               OPERATING
                                                      INCOME                   INCOME
                                          NET SALES   (LOSS)     NET SALES     (LOSS)
                                          ---------   ------     ---------     ------

Engine Management .....................   $139,825   $ 11,296    $143,595   $  7,049
Temperature Control ...................     72,304      6,165      67,440        (58)
Europe ................................     13,542        352      12,134         17
All Other .............................      3,503     (4,245)      3,343     (5,681)
                                          --------   --------    --------   --------
Consolidated ..........................   $229,174   $ 13,568    $226,512   $  1,327
                                          ========   ========    ========   ========



                                                    Six Months Ended June 30,
                                          --------------------------------------------
                                                 2006                 2005
                                          --------------------------------------------
                                                     OPERATING               OPERATING
                                                      INCOME                   INCOME
                                          NET SALES   (LOSS)     NET SALES     (LOSS)
                                          ---------   ------     ---------     ------

Engine Management .....................   $288,710   $ 23,492    $284,036   $ 17,129
Temperature Control ...................    121,372      7,599     121,002      1,499
Europe ................................     23,378        392      23,079       (462)
All Other .............................      5,790     (8,559)      5,721    (11,004)
                                          --------   --------    --------   --------
Consolidated ..........................   $439,250   $ 22,924    $433,838   $  7,162
                                          ========   ========    ========   ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 11.  COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005 and June 30, 2006, approximately 4,500 cases and 3,200 cases, respectively, were outstanding for which we were responsible for any related liabilities. In the first six months of 2006, we settled a significant number of cases. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2006, the amounts paid for settled claims are approximately $4.2 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ANTITRUST LITIGATION. On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff has filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments have been scheduled for September 2006, after which we expect a decision by the court regarding these motions. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of June 30, 2006 and 2005, we have accrued $15.4 million and $15.9 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended June 30, 2006 and 2005 were $14.4 million and $16 million, respectively, and $27.5 million and $27.2 million for the six months ended June 30, 2006 and 2005, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                      -------------------------- ---------------------------
                                                       Three Months Ended           Six Months Ended
                                                            June 30,                      June 30,
                                                      ------------- ------------ ------------- -------------
                                                        2006             2005         2006           2005
                                                        ----             ----         ----           ----

Balance, beginning of period.......................   $ 13,050         $ 12,982     $ 12,701       $ 13,194
Liabilities accrued for current year sales.........     14,394           16,042       27,537         27,169
Settlements of warranty claims.....................    (12,053)         (13,126)     (24,847)       (24,465)
                                                      --------         --------     --------       --------
Balance, end of period.............................   $ 15,391         $ 15,898     $ 15,391       $ 15,898
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

In connection with our acquisition of DEM, we reviewed our operations and implemented integration plans to restructure the operations of DEM. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward, with corresponding reductions to goodwill, by $1 million, $1.2 million, $10.2 million and $0.2 million as at December 31, 2003, December 31, 2005, March 31, 2006 and June 30, 2006, respectively. As of June 30, 2006, the restructuring accrual was $1.3 million. We expect to pay most of this remaining amount in 2006 and 2007.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2005 and the six months ended June 30, 2006, termination benefits of $2.3 million and $0.1 million, respectively, have been charged to the restructuring accrual. As of June 30, 2006, the reserve balance for workforce reductions was at $0.7 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a reduction of $10.5 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.8 million were paid as of June 30, 2006, leaving an exit reserve balance of $0.6 million as of June 30, 2006.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

SALES. Consolidated net sales for the three months ended June 30, 2006 were $229.2 million, an increase of $2.7 million or 1.2%, compared to $226.5 million in the second quarter of 2005, driven by an increase in sales in our Temperature Control and European Segments of $4.9 million and $1.5 million, respectively, partially offset by a sales decrease of $3.8 million in our Engine Management Segment. The increase in our Temperature Control Segment was primarily due to a shift of sales from the first to second quarter of 2006 arising from the scale-back of its pre-season promotional program in the first quarter of 2006. Our European Segment experienced higher sales in its engine management product line. Our Engine Management Segment experienced a 2.6% decrease for the second quarter of 2006, which partially offset its 6% increase in sales for the first quarter of 2006, resulting in an increase of 1.6% for the six months ended June 30, 2006.

GROSS MARGINS. Gross margins, as a percentage of net sales, increased to 24.7% in the second quarter of 2006 compared to 21.6% in the second quarter of 2005 with corresponding improvements in our Engine Management and Temperature Control Segments. The margin increase in our Engine Management Segment was primarily due to price increases implemented near the end of 2005 and in the first quarter of 2006, as well as reduced product costs. The improvement in our Temperature Control Segment was mainly due to product cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased by $0.7 million to $43 million in the second quarter of 2006 compared to $43.7 million in the second quarter of 2005. The decrease in SG&A expenses was primarily attributable to a reduction of $0.7 million in draft expenses as we terminated our accounts receivable draft program in the fourth quarter of 2005. As a percentage of net sales, SG&A expenses for the second quarter of 2006 decreased to 18.8% from 19.3% for the same period in 2005.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, decreased $3.7 million in the second quarter of 2006 compared to the second quarter of 2005. Integration expenses of $0.1 million in 2006 related to the move of our European production operations, while $3.9 million was incurred in the second quarter of 2005 primarily due to a) a non-cash asset impairment charge of $3.5 million in our Temperature Control business related to a strategic decision to outsource products previously manufactured, as well as b) $0.3 million related to the DEM integration which has since been substantially completed.

OPERATING INCOME. Operating income was $13.6 million in the second quarter of 2006 compared to $1.3 million in the second quarter of 2005. The $12.3 million increase was primarily due to higher gross margins on increased sales, product cost reductions in most segments, lower restructuring expenses and decreased SG&A.

OTHER INCOME, NET. Other income, net was $0.8 million for the second quarter of 2006 compared to $1.2 million for the same period in 2005.

INTEREST EXPENSE. Interest expense increased by $1 million in the second quarter of 2006 compared to the same period in 2005 due to higher average borrowings and higher interest rates during the period. The increase in average borrowings is due to higher accounts receivable levels as a result of the termination of our accounts receivable draft program in the fourth quarter of 2005 (which generated a $0.7 million reduction in draft expenses as mentioned in the SG&A discussion above) and due to the December 2005 buy-back of 1,378,760 shares of our common stock from Dana Corporation at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million).

INCOME TAX PROVISION. The income tax provision was $3.7 million in the second quarter of 2006 compared to a benefit of $0.5 million for the same period in 2005. The increase was primarily due to higher pre-tax earnings and a higher effective rate for the second quarter of 2006. Our effective tax rate for continuing operations was approximately 40.2% in the second quarter of 2006 compared to 27.6% in the second quarter of 2005. The increase in the effective tax rate is primarily due to higher U.S. pre-tax earnings coupled with the expiration of Section 936 of the Internal Revenue Code with regard to our Puerto Rican operations, as well as a $0.8 million increase to the valuation allowance that lowered the effective benefit rate in the second quarter of 2005.

Deferred tax assets, net of a valuation allowance of $26.1 million and deferred tax liabilities of $17.3 million, were $40.6 million as of December 31, 2005. Approximately $110 million of taxable income must be generated in 2006 and subsequent years in order to realize the deferred tax assets. We believe it is more likely than not that we will be able to generate this level of taxable income within 6 years of December 31, 2005, based on the assumptions that our Puerto Rican affiliate's profits will create US taxable income following the expiration of Section 936 of the Internal Revenue Code and that our US based Engine Management Segment continues to improve as we realize savings from cost reduction efforts. Also, our US net operating loss carry forwards of $37.3 million expire between 2021 and 2025, and our alternative minimum tax credit carry forwards of approximately $6 million have no expiration date. The results of the second quarter of 2006 are generally in line with the aforementioned assumptions. We continue to monitor our trends and weigh these against our recent domestic loss carry forward history. At this time, we have concluded that our current level of valuation allowance of $26.1 million continues to be appropriate.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation include legal expenses associated with our asbestos-related liability. We recorded $0.3 million and $0.4 million as a loss from discontinued operation in the second quarters of 2006 and 2005, respectively. As discussed more fully in note 11 of our notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED
JUNE 30, 2005

SALES. Consolidated net sales for the six months ended June 30, 2006 were $439.3 million, an increase of $5.5 million or 1.2%, compared to $433.8 million in the same period of 2005, driven by an increase in sales in our Engine Management, Temperature Control and European Segments of $4.7 million, $0.4 million and $0.3 million, respectively. The increase in sales in our Engine Management Segment benefited mostly from price increases.

GROSS MARGINS. Gross margins, as a percentage of net sales, increased by 2.6 percentage points to 25% for the six months ended June 30, 2006 compared to 22.4% in the same period of 2005, with corresponding improvements in our Engine Management, Temperature Control and European Segments. The margin increase in our Engine Management Segment was primarily due to price increases implemented near the end of 2005 and in the first quarter of 2006, as well as reduced product costs. The improvement in our Temperature Control Segment was mainly due to product cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased $1 million to $86.8 million for the six months ended June 30, 2006 compared to $85.8 million in the same period of 2005. The increase in SG&A expenses was driven mainly by a marketing expense increase of $2.5 million, partially offset by a reduction of $1.4 million in draft expenses as we terminated our accounts receivable draft program in the fourth quarter of 2005. As a percentage of net sales, SG&A expenses for the six months ended June 30, 2006 and 2005 were 19.8% in each period.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, decreased $4.2 million for the six months ended June 30, 2006 compared to the same period in 2005. Integration expenses of $0.2 million in 2006 related to the move of our European production operations, while $4.4 million was incurred during the same period in 2005 primarily due to a) a non-cash asset impairment charge of $3.5 million in our Temperature Control business related to a strategic decision to outsource products previously manufactured, as well as b) $0.7 million related to the DEM integration which has since been substantially completed.

OPERATING INCOME. Operating income was $22.9 million for the six months ended June 30, 2006 compared to $7.2 million in the same period in 2005. The $15.7 million increase was primarily due to higher gross margins from higher Engine Management sales, product cost reductions in our Engine Management, Temperature Control and European Segments, and lower restructuring costs, partially offset by higher SG&A expenses.

OTHER INCOME, NET. Other income, net increased slightly to $1.2 million in the six months ended June 30, 2006 compared to $1 million in the same period in 2005.

INTEREST EXPENSE. Interest expense increased by $1.6 million for the six months ended June 30, 2006 compared to the same period in 2005 due to higher average borrowings and higher interest rates during the period. The increase in average borrowings is due to higher accounts receivable levels as a result of the termination of our accounts receivable draft program in the fourth quarter of 2005 (which generated a $1.4 million reduction in draft expenses as mentioned in the SG&A discussion above) and due to the December 2005 buy-back of 1,378,760 shares of our common stock from Dana Corporation at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million).

INCOME TAX PROVISION. The income tax provision was $6.3 million for the six months ended June 30, 2006 compared to $0.3 million for the same period in 2005. The increase was primarily due to higher pre-tax earnings.

Deferred tax assets, net of a valuation allowance of $26.1 million and deferred tax liabilities of $17.3 million, were $40.6 million as of December 31, 2005. Approximately $110 million of taxable income must be generated in 2006 and subsequent years in order to realize the deferred tax assets. We believe it is more likely than not that we will be able to generate this level of taxable income within 6 years of December 31, 2005, based on the assumptions that our Puerto Rican affiliate's profits will create US taxable income following the expiration of Section 936 of the Internal Revenue Code and that our US based Engine Management Segment continues to improve as we realize savings from cost reduction efforts. Also, our US net operating loss carry forwards of $37.3 million expire between 2021 and 2025, and our alternative minimum tax credit carry forwards of approximately $6 million have no expiration date. The results of the first six months of 2006 are generally in line with the aforementioned assumptions. We continue to monitor our trends and weigh these against our recent domestic loss carry forward history. At this time, we have concluded that our current level of valuation allowance of $26.1 million continues to be appropriate.

LOSS FROM DISCONTINUED OPERATION. Losses from discontinued operation reflect legal expenses associated with our asbestos-related liability. We recorded $1.1 million and $0.8 million as a loss from discontinued operations for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily due to one-time tax costs associated with the liquidation of the residual assets of the pension plan of the discontinued operation segment. As discussed in note 11 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of 2006, cash used in operations amounted to $33 million, compared to $78 million in the same period of 2005. The decrease in cash used in operations is primarily attributable to higher net earnings, a smaller increase in accounts receivable and decreased inventory levels. The lower increase in accounts receivable was caused by higher December 2005 levels than in December 2004 following the termination of our accounts receivable draft program.

INVESTING ACTIVITIES. Cash used in investing activities was $5 million in the first six months of 2006 compared to $2.2 million in the same period of 2005. The increase was due to higher capital expenditures in 2006, partially offset by the proceeds from the disposal of a former Dana facility in 2005.

FINANCING ACTIVITIES. Cash provided by financing activities was $33.9 million in the first six months of 2006 compared to $72.8 million in the same period of 2005. The decrease is primarily due to a lower increase in borrowings under our line of credit and a decrease in our bank overdraft balances due to a lower level of cash used in operating activities.

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into effect outstanding borrowings under the revolving credit facility, there was an additional $70.7 million available for us to borrow pursuant to the formula at June 30, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

As of June 30, 2006, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2005 and the first six months of 2006, other than the repurchase of our common stock held by Dana as discussed above, we did not repurchase any shares of our common stock either in the open market or otherwise.

The following is a summary of our contractual commitments as of December 31, 2005. Other than as discussed below, there have been no significant changes to this information at June 30, 2006. At December 31, 2005, we were parties to a sublease agreement with Dana Corporation, which agreement was originally scheduled to expire in 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. As such, our operating lease commitment in each year for the five year period from 2006 to 2010 has been reduced by $1.2 million per year and for period from 2011-2015 has been reduced by $14.5 million in the aggregate.

The table below in the "Operating leases" line item has been revised to reflect these reductions.


                                -----------------------------------------------------------
(IN THOUSANDS)                      2006         2007        2008        2009        2010    2011-2015      TOTAL
-------------------------------------------------------------------------------------------------------------------
Principal payments of long
    term debt ...............   $     542    $     555   $     512   $  90,530   $     560   $   6,392    $  99,091
Operating leases ............       6,941        5,839       4,650       3,240       1,175       7,140       28,985
Interest rate swap
    agreements...............        (496)        --          --          --          --          --           (496)
Post-employee retirement
    benefits ................         970        1,069       1,536       1,655       1,768      10,849       17,847
Severance payments related
    to integration ..........         396          413        --          --          --          --            809
                                ---------    ---------   ---------   ---------   ---------   ---------    ---------
          Total commitments .   $   8,353    $   7,876   $   6,698   $  95,425   $   3,503   $  24,381    $ 146,236
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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2006, the allowance for sales returns was $27.8 million. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2006, the allowance for doubtful accounts and for discounts was $10.8 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2006, we had a valuation allowance of $26.1 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

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

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinions (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options, restricted stock and performance based stock granted under our stock plans. Stock-based compensation expense for the second quarter of 2006 was $126,500 ($87,300 net of tax) or $0.01 per basic and diluted share and $409,500 ($260,300 net of tax) or $0.01 per basic and diluted share for the six months ended June 30, 2006. The adoption of SFAS123R did not have a material impact on our financial position, results of operation or cash flows.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 prescribes applying a "more likely than not" threshold to the recognition and derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its results of operations and financial position but does not believe it would materially change the way we evaluate tax positions for recognition.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British pound, the Euro, the Japanese Yen and the Hong Kong dollar. As of December 31, 2005 and June 30, 2006, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 60% at December 31, 2005 and 66% at June 30, 2006.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended June 30, 2006, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005 and June 30, 2006 approximately 4,500 cases and 3,200 cases, respectively, were outstanding for which we were responsible for any related liabilities. In the first six months of 2006, we settled a significant number of cases. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2006, the amounts paid for settled claims are approximately $4.2 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended compliant dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff has filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments have been scheduled for September 2006, after which we expect a decision by the court regarding these motions. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

(a) Our 2006 Annual Meeting of Stockholders was held on May 18, 2006.

(b) The following persons were elected as our directors:

                  Robert M. Gerrity
                  Kenneth A. Lehman
                  Lawrence I. Sills
                  Arthur S. Sills
                  Peter J. Sills
                  Frederick D. Sturdivant
                  William H. Turner
                  Richard S. Ward
                  Roger M. Widmann

(c) The following matters were voted upon at the Annual Meeting:

         (1)   Election of Directors:
                                              VOTES FOR          VOTES WITHHELD

               Robert M. Gerrity             12,123,937             2,424,231
               Kenneth A. Lehman             12,288,868             2,259,300
               Arthur S. Sills               12,196,574             2,351,594
               Lawrence I. Sills             12,201,576             2,346,592
               Peter J. Sills                12,206,192             2,341,976
               Frederick D. Sturdivant       12,123,357             2,424,811
               William H. Turner             12,075,637             2,472,531
               Richard S. Ward               12,123,375             2,424,793
               Roger M. Widmann              12,125,995             2,422,173

         (2) Approval of the Standard Motor Products, Inc. 2006 Omnibus Incentive Plan:

              VOTES FOR    VOTES AGAINST    NON-VOTING     VOTES ABSTAINED

              9,212,373      1,462,607      3,826,402           46,786

(3) Ratification of Appointment of Grant Thornton LLP as the Company's Registered Public Accounting Firm:

               VOTES FOR              VOTES AGAINST           VOTES ABSTAINED

              14,452,119                 58,900                   37,149

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


                                                STANDARD MOTOR PRODUCTS, INC.
                                                       (Registrant)




Date: August 9, 2006                                /S/ JAMES J. BURKE
                                                    ------------------
                                                        James J. Burke
                                                    Vice President Finance,
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)



                                                    /S/ LUC GREGOIRE
                                                    ----------------
                                                        Luc Gregoire
                                                    Corporate Controller and
                                                    Chief Accounting Officer

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