Form 10-Q
period 2006-09-30
STANDARD MOTOR PRODUCTS INC
filed 2006-11-09
CIK 93389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

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

As of the close of business on October 31, 2006, there were 18,570,873 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets
           as of September 30, 2006 (Unaudited) and December 31, 2005........  3

           Consolidated Statements of Operations and Retained Earnings (Unaudited) for the Three Months and Nine Months Ended
           September 30, 2006 and 2005.......................................  4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 2006 and 2005.............  5

           Consolidated Statement of Changes in Stockholders' Equity
           (Unaudited) for the Three Months and Nine Months Ended
           September 30, 2006................................................  6

           Notes to Consolidated Financial Statements (Unaudited)............  7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........ 33

Item 4.    Controls and Procedures........................................... 34

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 34

Item 6.    Exhibits.......................................................... 35

Signatures................................................................... 36

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                September 30,   December 31,
                                                                                    2006            2005
                                                                                ------------    ------------
                                                                                 (Unaudited)
           ASSETS
CURRENT ASSETS:
       Cash and cash equivalents .............................................  $     15,019    $     14,046
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $10,074 and $9,574 for 2006 and 2005, respectively ....       231,672         176,294
       Inventories ...........................................................       228,098         243,297
       Deferred income taxes .................................................        14,287          14,081
       Prepaid expenses and other current assets .............................         9,511           7,972
                                                                                ------------    ------------
           Total current assets ..............................................       498,587         455,690

Property, plant and equipment, net ...........................................        81,326          85,805
Goodwill and other intangibles, net ..........................................        56,787          67,402
Other assets .................................................................        35,096          44,147
                                                                                ------------    ------------
           Total assets ......................................................  $    671,796    $    653,044
                                                                                ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable .........................................................  $    157,497    $    149,236
       Current portion of long-term debt .....................................           542             542
       Accounts payable ......................................................        55,414          52,535
       Sundry payables and accrued expenses ..................................        24,656          24,466
       Accrued customer returns ..............................................        30,869          22,346
       Restructuring accrual .................................................           861           1,286
       Accrued rebates .......................................................        21,059          24,017
       Payroll and commissions ...............................................        18,115          11,494
                                                                                ------------    ------------
              Total current liabilities ......................................       309,013         285,922
                                                                                ------------    ------------

Long-term debt ...............................................................        98,127          98,549
Post-retirement medical benefits and other accrued liabilities ...............        47,442          45,962
Restructuring accrual ........................................................           418          11,348
Accrued asbestos liabilities .................................................        20,903          25,556
                                                                                ------------    ------------
              Total liabilities ..............................................       475,903         467,337
                                                                                ------------    ------------
Commitments and contingencies
Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares .......        40,972          40,972
       Capital in excess of par value ........................................        57,325          56,966
       Retained earnings .....................................................       115,959         109,649
       Accumulated other comprehensive income ................................         6,148           4,158
       Treasury stock - at cost 2,179,854 and 2,315,645 shares in
              2006 and 2005, respectively ....................................       (24,511)        (26,038)
                                                                                ------------    ------------
                  Total stockholders' equity .................................       195,893         185,707
                                                                                ------------    ------------
                  Total liabilities and stockholders' equity .................  $    671,796    $    653,044
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (In thousands, except share and per share data)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                  ----------------------------------------------------------
                                                      2006           2005            2006           2005
                                                          (Unaudited)                    (Unaudited)
Net sales ......................................  $    203,755   $    224,438    $    643,005   $    658,276
Cost of sales ..................................       154,423        175,301         483,736        511,794
                                                  ------------   ------------    ------------   ------------
       Gross profit ............................        49,332         49,137         159,269        146,482
Selling, general and administrative expenses ...        40,039         39,134         126,822        124,915
Restructuring expenses .........................           598            218             828          4,620
                                                  ------------   ------------    ------------   ------------
       Operating income ........................         8,695          9,785          31,619         16,947
Other income, net ..............................           820             67           1,980          1,046
Interest expense ...............................         5,118          4,552          14,826         12,617
                                                  ------------   ------------    ------------   ------------
       Earnings from continuing operations
            before taxes .......................         4,397          5,300          18,773          5,376
 Provision for income tax ......................         1,814          1,137           8,137          1,441
                                                  ------------   ------------    ------------   ------------
       Earnings from continuing operations .....         2,583          4,163          10,636          3,935
Income (loss) from discontinued operation ......         1,656           (449)            603         (1,240)
                                                  ------------   ------------    ------------   ------------
       Net earnings ............................         4,239          3,714          11,239          2,695
Retained earnings at beginning of period .......       113,368        115,694         109,649        120,218
                                                  ------------   ------------    ------------   ------------
                                                       117,607        119,408         120,888        122,913
Less: cash dividends for period ................         1,648          1,760           4,929          5,265
                                                  ------------   ------------    ------------   ------------
Retained earnings at end of period .............  $    115,959   $    117,648    $    115,959   $    117,648
                                                  ============   ============    ============   ============
PER SHARE DATA:
Net earnings per common share - Basic:
     Earnings from continuing operations .......  $       0.14   $       0.21    $       0.58   $       0.20
     Discontinued operation ....................          0.09          (0.02)           0.03          (0.06)
                                                  ------------   ------------    ------------   ------------
Net earnings per common share - Basic ..........  $       0.23   $       0.19    $       0.61   $       0.14
                                                  ============   ============    ============   ============
Net earnings per common share - Diluted:
     Earnings from continuing operations .......  $       0.14   $       0.21    $       0.58   $       0.20
     Discontinued operation ....................          0.09          (0.02)           0.03          (0.06)
                                                  ------------   ------------    ------------   ------------
Net earnings per common share - Diluted ........  $       0.23   $       0.19    $       0.61   $       0.14
                                                  ------------   ------------    ------------   ------------
Average number of common shares ................    18,306,178     19,547,319      18,265,784     19,509,040
                                                  ============   ============    ============   ============
Average number of common shares and dilutive
     common shares .............................    18,371,435     19,577,972      18,297,979     19,546,261
                                                  ============   ============    ============   ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                              2006            2005
                                                                              ----            ----
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $     11,239    $      2,695
Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                 12,016          12,968
  Increase in allowance for doubtful accounts                                      176             736
  Increase in inventory reserves                                                 3,617           2,595
  Loss on disposal of property, plant and equipment                                  2           2,461
  Equity income from joint ventures                                               (865)           (675)
  Employee stock ownership plan allocation                                         893           1,009
  Stock-based compensation                                                         695             115
  Increase in tax valuation allowance                                               --             685
  Decrease (increase) in deferred income taxes                                   6,931          (1,030)
  (Income) loss from discontinued operation                                       (603)          1,240
Change in assets and liabilities:
  Increase in accounts receivable                                              (55,554)       (110,261)
  Decrease in inventories                                                       11,582          15,780
  Increase in prepaid expenses and other current assets                           (589)         (1,411)
  Decrease in other assets                                                       2,781           2,195
  Increase in accounts payable                                                   8,193           7,848
  Decrease in sundry payables and accrued expenses                              (2,768)         (7,190)
  Decrease in restructuring accrual                                               (902)         (5,179)
  Increase in other liabilities                                                 12,153          12,225
                                                                          ------------    ------------
       Net cash provided by (used in) operating activities                       8,997         (63,194)
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment                           14           1,937
  Capital expenditures                                                          (7,664)         (7,169)
                                                                          ------------    ------------
       Net cash used in investing activities                                    (7,650)         (5,232)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line-of-credit agreements                                 8,261          71,049
  Principal payments and retirement of long-term debt                             (422)           (407)
  (Decrease) increase in overdraft balances                                     (5,314)          2,046
  Dividends paid                                                                (4,929)         (5,265)
                                                                          ------------    ------------
       Net cash (used in) provided by financing activities                      (2,404)         67,423
                                                                          ------------    ------------
Effect of exchange rate changes on cash                                          2,030            (335)
                                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents                               973          (1,338)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                            14,046          14,934
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $     15,019    $     13,596
                                                                          ============    ============

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                                $     16,169    $     13,709
                                                                          ============    ============
  Income taxes                                                            $      2,855    $      2,882
                                                                          ============    ============
Non-cash financing activity:
  Reduction of restructuring accrual applied against goodwill             $     10,453    $         --
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                      THREE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)

                                                                                  Accumulated
                                                         Capital in                  Other
                                               Common     Excess of    Retained   Comprehensive    Treasury
                                                Stock     Par Value    Earnings      Income          Stock        Total
                                                -----     ---------    --------      ------          -----        -----
Balance at June 30, 2006 ..................   $ 40,972     $ 57,176    $113,368     $   5,609      $(24,514)    $ 192,611
Comprehensive income:
    Net income ............................                               4,239                                     4,239
    Foreign currency translation
      adjustment ..........................                                               724                         724
    Unrealized loss on interest rate
      swap agreements, net of tax .........                                              (110)                       (110)
    Minimum pension liability
      adjustment ..........................                                               (75)                        (75)
                                                                                                                ---------
    Total comprehensive income ............                                                                         4,778
Cash dividends paid .......................                              (1,648)                                   (1,648)
Employee stock compensation ...............                     149                                       3           152
Employee Stock Ownership Plan .............                      --                                      --            --
                                              --------     --------    --------     ---------      --------     ---------
Balance at September 30, 2006 .............   $ 40,972     $ 57,325    $115,959     $   6,148      $(24,511)    $ 195,893
                                              ========     ========    ========     =========      ========     =========

                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)

                                                                                  Accumulated
                                                         Capital in                  Other
                                               Common     Excess of    Retained   Comprehensive    Treasury
                                                Stock     Par Value    Earnings      Income          Stock       Total
                                                -----     ---------    --------      ------          -----       -----
Balance at December 31, 2005 ...............  $ 40,972     $ 56,966    $109,649     $  4,158       $ (26,038)   $185,707
Comprehensive income:
    Net income .............................                             11,239                                   11,239
    Foreign currency translation
      adjustment ...........................                                           2,412                       2,412
    Unrealized loss on interest rate
      swap agreements, net of tax ..........                                            (262)                       (262)
    Minimum pension liability
      adjustment ...........................                                            (160)                       (160)
                                                                                                                --------
    Total comprehensive income .............                                                                      13,229
Cash dividends paid ........................                             (4,929)                                  (4,929)
Employee stock compensation ................                    501                                      195         696
Employee Stock Ownership Plan ..............                   (142)                                   1,332       1,190
                                              --------     --------    --------     --------       ---------    --------
Balance at September 30, 2006 ..............  $ 40,972     $ 57,325    $115,959     $  6,148       $ (24,511)   $195,893
                                              ========     ========    ========     ========       =========    ========

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings. SFAS 123R is effective for interim and annual financial statements for years beginning after December 15, 2005 and applies to all outstanding and unvested share-based payments at the time of adoption. Accordingly, we have adopted SFAS 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123R, we applied Accounting Principles Board Opinions ("APB") No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options, restricted stock and performance-based stock granted under our stock plans. Stock-based compensation expense for the third quarter of 2006 was $149,100 ($91,600 net of tax) or $0.01 per basic and diluted share and $559,500 ($343,800 net of tax) or $0.02 per basic and diluted share for the nine months ended September 30, 2006. The adoption of SFAS 123R did not have a material impact on our financial position, results of operation or cash flows.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for our Company beginning January 1, 2007. FIN 48 will require adjustment to the opening balance of retained earnings (or other components of shareholders' equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. Management is currently assessing the impact, if any, which the adoption of FIN 48 will have on our consolidated financial position, results of operations and cash flows.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for the Company is the year ending December 31, 2007. Management is currently assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in shareholders' equity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 or for the Company's year ending December 31, 2008. Management estimates the impact of adopting SFAS 158 will not result in a material change to its total liabilities or shareholders' equity.

QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, which for the Company is the year ending December 31, 2006. Management is currently assessing the impact, if any, which the adoption of SAB 108 will have on our consolidated financial position, results of operations and cash flows.

NOTE 3. RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") on June 30, 2003, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. At the time, we announced that we would close seven DEM facilities, which has subsequently occurred. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward at various points in time, with a cumulative reduction to goodwill of $12.6 million as of September 30, 2006. The remaining restructuring accrual was $1.3 million as of September 30, 2006. We expect to pay most of this remaining amount in 2006 and 2007.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2005 and the nine months ended September 30, 2006, termination benefits of $2.3 million and $0.1 million, respectively, have been charged to the restructuring accrual. As of September 30, 2006, the reserve balance for workforce reductions was at $0.7 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a reduction of $10.5 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.8 million were paid as of September 30, 2006, leaving the exit reserve balance for exit costs at $0.6 million as of September 30, 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):

                                                          Workforce  Other Exit
                                                          Reduction     Costs       Total
                                                          --------------------------------
Restructuring liability at December 31, 2005 ..........   $    809    $ 11,825    $ 12,634
Cash payments during first nine months of 2006 ........       (144)       (758)       (902)
Adjustments during first nine months of 2006 ..........         --     (10,453)    (10,453)
                                                          --------    --------    --------
Restructuring liability as of September 30, 2006 ......   $    665    $    614    $  1,279
                                                          ========    ========    ========

INTEGRATION EXPENSES

During the third quarter of 2006 and 2005, we incurred integration expenses of approximately $0.6 million and $0.2 million, respectively. For the nine months ended September 30, 2006 and 2005, we incurred integration expenses of $0.8 million and $4.6 million, respectively. The 2006 amount primarily relates to the cost of moving our European production operations and the divestiture of a production unit of our Temperature Control Segment. In the second quarter of 2005, the Company effected an asset write-down for the outsourcing of some of its Temperature Control product lines resulting in a $3.5 million integration expense. The remainder of the 2005 costs are primarily due to the DEM integration.

NOTE 4. INVENTORIES

                                         September 30,   December 31,
                                             2006           2005
                                               (in thousands)
                                         ---------------------------
Finished goods, net ..................   $    163,051   $    182,567
Work in process, net .................          4,703          4,235
Raw materials, net ...................         60,344         56,495
                                         ------------   ------------
    Total inventories, net ...........   $    228,098   $    243,297
                                         ============   ============

NOTE 5. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):

                                                September 30,   December 31,
                                                    2006            2005
                                                ----------------------------
Current
Revolving credit facilities (1) ..............  $    157,497    $    149,236
Current portion of mortgage loan .............           542             542
                                                ------------    ------------
                                                     158,039         149,778
                                                ------------    ------------
Long-term Debt
6.75% convertible subordinated debentures ....        90,000          90,000
Mortgage loan ................................         8,543           8,912
Other ........................................           126             179
Less: current portion of long-term debt ......           542             542
                                                ------------    ------------
                                                      98,127          98,549
                                                ------------    ------------
    Total debt ...............................  $    256,166    $    248,327
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

The Company had deferred financing costs of $4.5 million and $3.3 million as of December 31, 2005 and September 30, 2006, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized over three to thirteen years.

REVOLVING CREDIT FACILITY

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into account outstanding borrowings under the revolving credit facility, there was an additional $68.8 million available for us to borrow pursuant to the formula at September 30, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2005 and September 30, 2006, the interest rate on the Company's revolving credit facility was 6.7% and 7.6%, respectively. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or, at our option, the LIBOR rate plus the applicable margin (as defined). Outstanding borrowings under the revolving credit facility (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $142.3 million and $149.2 million at December 31, 2005 and September 30, 2006, respectively. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008, and (2) to limit capital expenditure levels for each fiscal year through 2008. The terms of our revolving credit facility also provide, among other things, for the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

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

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has a revolving credit facility, which provides for a line of credit of up to $8.5 million. The amount of short-term bank borrowings outstanding under this facility was $7 million and $8.3 million at December 31, 2005 and September 30, 2006, respectively. The weighted average interest rates on these borrowings at December 31, 2005 and September 30, 2006 were 6.5% and 5.9%, respectively. At September 30, 2006, there was an additional $0.2 million available for our European subsidiary to borrow.

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

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                    2006           2005          2006           2005
                                                    ----           ----          ----           ----
Net income as reported                            $  4,239       $  3,714      $ 11,239       $  2,695
Foreign currency translation adjustment                724          1,056         2,412           (725)
Minimum pension liability adjustment                   (75)            56          (160)           290
Unrealized (loss) gain on interest rate swap
    agreements, net of tax                            (110)            44          (262)           108
                                                  --------       --------      --------       --------
Total comprehensive income                        $  4,778       $  4,870      $ 13,229       $  2,368
                                                  ========       ========      ========       ========

NOTE 7. STOCK-BASED COMPENSATION PLANS

We have five stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated as of May 25, 2004, we were authorized to issue options to purchase 1,500,000 shares. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, which terminates as of May 20, 2014, we were authorized to issue options to purchase 500,000 shares. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we were authorized to issue options to purchase 50,000 shares under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Under the 2006 Omnibus Incentive Plan, which was approved by our shareholders in May 2006, we are authorized to issue equity awards of up to 700,000 shares. Equity awards forfeited under the previous stock option plans and incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to the equity awards so forfeited. At September 30, 2006, under our stock option plans, there were an aggregate of (a) 1,103,986 shares of common stock authorized for grants, (b) 1,059,311 shares of common stock granted, and (c) no shares of common stock available for future grants. At September 30, 2006, under our 2006 Omnibus Incentive Plan, there were an aggregate of (a) 700,000 shares of common stock authorized for grants, (b) 95,225 shares of common stock granted, and (c) 604,775 shares of common stock available for future grants.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Effective January 1, 2006, we adopted SFAS 123R, "Share-Based Payment," which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," relating to SFAS 123R. We have followed the SEC's guidance in SAB 107 in our adoption of SFAS 123R.

Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no compensation expense was recognized in our financial statements for the stock-based compensation, because the stock-based compensation that we granted was incentive stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date. We also followed the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended, "Accounting for Stock-Based Compensation--Transition and Disclosure".

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS 123R for all stock-based compensation that was granted on or after January 1, 2006. Stock-based compensation expense for the third quarter of 2006 was $149,100 ($91,600 net of tax) or $0.01 per basic and diluted share and $559,500 ($343,800 net of tax) or $0.02 per basic and diluted share for the nine months ended September 30, 2006.

Had we determined compensation cost based on the fair value at the grant date for our pre-2006 stock option grants, our pro forma net income and net income per common share would have been as follows (in thousands, except per share data):

                                                       Three Months Ended   Nine Months Ended
                                                       September 30, 2005   September 30, 2005
                                                       ------------------   ------------------
Net earnings as reported .............................      $  3,714             $  2,695
Less: Stock-based employee compensation expense
determined under fair value method for all awards,
net of related tax effects ...........................           183                  495
                                                            --------             --------
Pro forma net earnings ...............................      $  3,531             $  2,200
                                                            ========             ========
Earnings per share:
    Basic - as reported ..............................      $   0.19             $   0.14
                                                            --------             --------
    Basic - pro forma ................................      $   0.18             $   0.11
                                                            --------             --------
    Diluted - as reported ............................      $   0.19             $   0.14
                                                            --------             --------
    Diluted - pro forma ..............................      $   0.18             $   0.11
                                                            --------             --------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Stock Option Grants

There were no stock options granted in the nine months ended September 30, 2006 and options to purchase 280,500 shares of common stock were granted in the nine months ended September 30, 2005. Accordingly, we have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. Further, the current quarter's expense reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

The stock options granted prior to 2006 have been vesting gradually at annual intervals. In our prior period SFAS 123 pro forma disclosures, our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.

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

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company's common stock.

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2006:

                                                   Weighted     Weighted Average
                                                    Average         Remaining
                                                   Exercise        Contractual
                                        Shares       Price         Term (years)
                                      ------------------------------------------
Outstanding at beginning
  of year...........................  1,249,226     $ 14.42            5.2
Expired.............................    180,665     $ 20.43              0
Forfeited...........................      9,250     $ 12.70            6.4

Outstanding at end of
  Quarter...........................  1,059,311     $ 13.40            5.3

Options exercisable at end
  of quarter........................    928,186     $ 13.66            4.8

The aggregate intrinsic value of outstanding stock options was $0.5 million, of which $0.4 million relates to options that are exercisable.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the changes in non-vested stock options for the nine months ended September 30, 2006:

                                                                    Weighted
                                                                  Average Grant
                                                       Shares    Date Fair Value
                                                       ------    ---------------
Non-vested shares at January 1, 2006 .............     494,426        $ 3.04
Forfeitures.......................................       3,625        $ 2.87
Vested............................................     359,676        $ 3.16
                                                       -------
Non-vested shares at September 30, 2006...........     131,125        $ 2.72
                                                       =======

Stock option-based compensation expense was $89,200 ($54,800 net of tax) for the third quarter of 2006 and $461,400 ($283,300 net of tax) for the nine months ended September 30, 2006. As of September 30, 2006, we have $178,300 of total unrecognized compensation cost related to non-vested stock options granted under our various option-based plans, which we expect to recognize over a weighted-average period of 0.5 years. No stock options were exercised during the nine months ended September 30, 2006.

Restricted and Performance Stock Grants

Under our 2006 Omnibus Incentive Plan, the Company is authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and directors. Prior to the time a restricted share becomes fully vested or a performance share is issued, the awardee cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardee has all other rights of a stockholder, including the right to vote (but not receive dividends during the vesting period). Prior to the time a performance share is issued, the awardee shall have no rights as a stockholder. Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively. Performance-based shares are subject to a three year measuring period and the achievement of Company performance targets and, depending upon the achievement of such performance targets, then may become vested on the third anniversary of the date of grant. Management believes it is probable that the performance targets will be achieved.

All shares and rights are subject to forfeiture if certain employment conditions are not met. Under the plan, 700,000 shares are authorized to be issued. For the third quarter ended September 30, 2006, 7,900 restricted and performance-based shares were granted (4,150 restricted shares and 3,750 performance-based shares). For the nine months ended September 30, 2006, 95,225 restricted and performance-based shares were granted (67,725 restricted shares and 27,500 performance-based shares). In determining the grant date fair value for U.S. GAAP purposes, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. For the quarter ended September 30, 2006, forfeitures are estimated at 2% for employees and 0% for executives and directors, respectively, based on evaluations of historical and expected future turnover.

The Company recorded compensation expense related to restricted shares and performance-based shares of $59,900 ($36,800 net of tax) and $0 for the quarter ended September 30, 2006 and 2005, respectively, and $98,100 ($60,200 net of tax) and $0 for the nine months ended September 30, 2006 and 2005, respectively. The unamortized compensation expense related to the Company's restricted and performance-based shares was $575,900 at September 30, 2006 and is expected to be recognized over a weighted average period of 2.6 and 0.6 years for employees and directors, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The Company's restricted and performance-based share activity was as follows for the nine months ended September 30, 2006:

                                                            Weighted
                                                         Average Grant
                                                        Date Fair Value
                                              Shares       Per Share
                                              ------    ---------------
Balance at January 1, 2006 .............          --             --
   Granted .............................      95,225         $ 7.21
   Vested ..............................         200         $ 7.84
   Forfeited ...........................          --             --
                                              ------
Balance at September 30, 2006 ..........      95,025         $ 7.21
                                              ======

The weighted-average grant date fair value of restricted and performance-based shares granted during the nine months ended September 30, 2006 was $686,500, or $7.21 per share. No restricted or performance-based shares were authorized, granted, outstanding or vested during the nine months ended September 30, 2005.

NOTE 8. EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):

                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                        -----------------------     -----------------------
                                           2006         2005           2006         2005
                                           ----         ----           ----         ----
Earnings from continuing
    operations ........................ $    2,583   $    4,163     $   10,636   $    3,935
Income (loss) from discontinued
    operations ........................      1,656         (449)           603       (1,240)
                                        ----------   ----------     ----------   ----------
Net earnings available to
    common stockholders ............... $    4,239   $    3,714     $   11,239   $    2,695
                                        ==========   ==========     ==========   ==========
Weighted average common shares
    outstanding - basic ............... 18,306,178   19,547,319     18,265,784   19,509,040
Dilutive effect of restricted stock ...     64,998           --         32,195           --
Dilutive effect of options ............        259       30,653             --       37,221
                                        ----------   ----------     ----------   ----------
Weighted average common shares
    outstanding - diluted ............. 18,371,435   19,577,972     18,297,979   19,546,261
                                        ==========   ==========     ==========   ==========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                        ----------------------      ----------------------
                                           2006         2005           2006         2005
                                           ----         ----           ----         ----
Stock options.......................... 1,059,311    1,233,348      1,059,311    1,226,780
Convertible debentures................. 2,796,120    2,796,120      2,796,120    2,796,120

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

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2006, contributions of $69,000 were made related to calendar year 2005.

In October 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis. Effective September 1, 2005, we restricted the eligibility requirements of employees who can participate in this program, whereby all active employees hired after 1995 are no longer eligible to participate. In the three months ended September 30, 2005, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, we recognized a curtailment gain of $3.8 million for our post-retirement plan mainly related to the above changes made to our plan. The curtailment accounting required us to recognize at that time a pro-rata portion of the unrecognized prior service cost as a result of the changes.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. The Medicare Reform Act expanded Medicare to include, for the first time, coverage for prescription drugs. In connection with the Medicare Reform Act, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies and, consequently, our accumulated post-retirement benefit obligation decreased by $6.7 million.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

As a result of the reduced eligibility and Medicare subsidy explained above, we are benefiting in 2006 from a reduction to our post-retirement benefit costs through negative amortization of prior service costs.

The components of net period benefit cost for the three months ended September 30 of our North America and UK defined benefit plans are as follows (in thousands):

                                                ----------------------------------------------
                                                  Pension Benefits     Postretirement Benefits
                                                ----------------------------------------------
                                                   2006       2005         2006       2005
                                                ----------------------------------------------
Service cost ..................................   $   99     $  130       $  200     $1,078
Interest cost .................................      100        131          581        776
Amortization of transition obligation .........       --         --            1         --
Amortization of prior service cost (credit) ...       28         40         (713)       123
Actuarial net (gain) loss .....................      (16)         4          480          1
SFAS 106 curtailment gain .....................       --         --           --     (3,842)
                                                  ------     ------       ------     ------
Net periodic benefit (benefit) cost ...........   $  211     $  305       $  549     $(1,864)
                                                  ======     ======       ======     ======

The components of net period benefit cost for the nine months ended September 30 of our North America and UK defined benefit plans are as follows (in thousands):

                                                ----------------------------------------------
                                                  Pension Benefits     Postretirement Benefits
                                                ----------------------------------------------
                                                   2006       2005         2006       2005
                                                ----------------------------------------------
Service cost ..................................   $  296     $  390       $  604     $2,714
Interest cost .................................      301        393        1,536      1,854
Amortization of transition obligation .........       --         --            3         --
Amortization of prior service cost (credit) ...       83        120       (2,140)       185
Actuarial net (gain) loss .....................      (48)        14        1,099          3
SFAS 106 curtailment gain .....................       --         --           --     (3,842)
                                                  ------     ------       ------     ------
Net periodic benefit cost .....................   $  632     $  917       $1,102     $  914
                                                  ======     ======       ======     ======

NOTE 10. INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):

                                     Three Months Ended September 30,
                          ------------------------------------------------------
                                    2006                         2005
                          ------------------------------------------------------
                                       Operating                    Operating
                          Net Sales   Income (Loss)    Net Sales   Income (Loss)
                          ---------   -------------    ---------   -------------
Engine Management ......   $127,752     $  6,958        $135,819     $  2,349
Temperature Control ....     59,917        3,986          74,537        7,078
Europe .................     12,813           98          11,600          250
All Other ..............      3,273       (2,347)          2,482          108
                           --------     --------        --------     --------
Consolidated ...........   $203,755     $  8,695        $224,438     $  9,785
                           ========     ========        ========     ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      Nine Months Ended September 30,
                          ------------------------------------------------------
                                    2006                         2005
                          ------------------------------------------------------
                                       Operating                    Operating
                          Net Sales   Income (Loss)    Net Sales   Income (Loss)
                          ---------   -------------    ---------   -------------
Engine Management ......   $416,462     $ 30,450        $419,855     $ 19,478
Temperature Control ....    181,289       11,585         195,539        8,577
Europe .................     36,191          490          34,679         (212)
All Other ..............      9,063      (10,906)          8,203      (10,896)
                           --------     --------        --------     --------
Consolidated ...........   $643,005     $ 31,619        $658,276     $ 16,947
                           ========     ========        ========     ========

NOTE 11. COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005 and September 30, 2006, approximately 4,500 cases and 3,300 cases, respectively, were outstanding for which we were responsible for any related liabilities. We believe that the level of new cases will decrease gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2006, the amounts paid for settled claims are approximately $4.9 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. As is our accounting policy, we engage actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values. The most recent actuarial study was performed as of August 31, 2006. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $22.1 million to $53.9 million for the period through 2050. The change from the prior year study was a $3.2 million decrease for the low end of the range and a $2.6 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements, in accordance with generally accepted accounting principles. Accordingly, a $3.4 million benefit was recorded to our discontinued operation, and we adjusted our accrued asbestos liability to approximately $22.1 million. Legal costs, which are expensed as incurred and reported in loss from discontinued operation, are estimated to range from $11.6 million to $21.6 million during the same period.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We plan to perform an annual actuarial evaluation during the third quarter of each year for the foreseeable future. Given the uncertainties associated with projecting such matters into the future and other factors outside our control, we can give no assurance that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

ANTITRUST LITIGATION. On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff has filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court has adjourned these proceedings until a later date to be determined. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of September 30, 2006 and 2005, we have accrued $15.1 million and $16.8 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended September 30, 2006 and 2005 were $13.7 million and $15 million, respectively, and $41.2 million and $42.1 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                     -----------------------------------------------
                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                     -----------------------------------------------
                                                       2006         2005         2006         2005
                                                       ----         ----         ----         ----
Balance, beginning of period.......................  $ 15,391     $ 15,898     $ 12,701     $ 13,194
Liabilities accrued for current year sales.........    13,674       14,952       41,211       42,121
Settlements of warranty claims.....................  (13,917)     (14,059)     (38,764)     (38,524)
                                                     --------     --------     --------     --------
Balance, end of period.............................  $ 15,148     $ 16,791     $ 15,148     $ 16,791
                                                     ========     ========     ========     ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 12. SUBSEQUENT EVENT

On October 10, 2006, the Company announced plans to close its Puerto Rico manufacturing facility related to our Engine Management Segment following the expiration of the Internal Revenue Code Section 936 benefit and to further our efforts in streamlining costs. We will move these operations to other manufacturing sites of the Company. The facility move and closure is planned to occur in a phased manner over the next 24 months. In connection with this closing, the Company will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. The Company estimates these termination benefits will amount to approximately $2.8 million which will be recognized as expense ratably over the requisite service period. The Company also expects to incur approximately $3 million in various expenses to move the production assets, close the Puerto Rico facility and relocate some employees. These expenses will be recognized as incurred. No related expenses have been incurred or recognized during the nine months ended September 30, 2006.

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, on June 30, 2003 we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"). Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. Including transaction costs, our total purchase price was approximately $130.5 million. On December 29, 2005, we entered into a Repurchase and Prepayment Agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million. We recognized the discount of $1 million as a gain on the repayment of the note as well as the unrecognized deferred interest expense thereon of $0.2 million as income in 2005.

In connection with our acquisition of DEM, we reviewed our operations and implemented integration plans to restructure the operations of DEM. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward at various points in time, with a cumulative reduction to goodwill of $12.6 million as of September 30, 2006. As of September 30, 2006, the remaining restructuring accrual was $1.3 million. We expect to pay most of this remaining amount in 2006 and 2007.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the year ended December 31, 2005 and the nine months ended September 30, 2006, termination benefits of $2.3 million and $0.1 million, respectively, have been charged to the restructuring accrual. As of September 30, 2006, the reserve balance for workforce reductions was at $0.7 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a reduction of $10.5 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.8 million were paid as of September 30, 2006, leaving an exit reserve balance of $0.6 million as of September 30, 2006.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

SALES. Consolidated net sales for the three months ended September 30, 2006 were $203.8 million, a decrease of $20.7 million, or 9.2%, compared to $224.4 million in the same period of 2005, mainly due to Temperature Control net sales decreasing $14.6 million or 19.6% and Engine Management net sales decreasing $8.1 million or 5.9%. Our European Segment experienced higher sales of $1.1 million or 9.9%. The decrease in Temperature Control sales was primarily due to reduced demand resulting from a cooler summer than the prior year and reduced consumer discretionary spending due to higher energy costs, as well as competition from low cost foreign imports. The decrease in Engine Management sales was mainly due to reduced demand and higher than average customer returns as customers reduced their inventories.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased to 24.2% in the third quarter of 2006 compared to 21.9% in the third quarter of 2005 mainly due to Engine Management margin improvements of 4.7 percentage points, partially offset by a 1.7 percentage point decrease in Temperature Control margin. Our European Segment also experienced increased margins of 24.1% in the third quarter of 2006 as compared to 22.5% in the same period of 2005. In the third quarter of 2006, the margins in Engine Management benefited mainly from price increases and improved procurement and manufacturing costs, partially offset by higher customer returns, as compared against inventory write-offs adversely affecting 2005 margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased by $0.9 million to $40 million in the third quarter of 2006, compared to $39.1 million in the third quarter of 2005. SG&A expenses were slightly higher due to increased general administration and marketing expenses, partially offset by a reduction in distribution costs resulting from lower sales and by a reduction of $1 million in draft expenses as we terminated our accounts receivable draft program in the fourth quarter of 2005. The increase in general administration expenses was driven by a $3.8 million SFAS 106 curtailment gain applied against third quarter of 2005 expenses. As a percentage of net sales, SG&A expenses for the third quarter of 2006 increased to 19.7% from 17.4% for the same period in 2005.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, increased to $0.6 million in the third quarter of 2006, compared to $0.2 million in the third quarter of 2005. The 2006 expenses related mostly to severance costs related to the move of our European production operations and the divestiture of a production unit of our Temperature Control Segment. The restructuring expense for the third quarter of 2005 related to the DEM integration which has since been substantially completed.

OPERATING INCOME. Operating income was $8.7 million in the third quarter of 2006, compared to $9.8 million in the third quarter of 2005. Improved gross margins more than offset lower sales. However, SG&A expense increased $0.9 million as the third quarter of 2005 benefited from a postretirement medical benefit as discussed above. After adjusting for the postretirement medical benefit, operating income increased $1.4 million period over period.

OTHER INCOME, NET. Other income, net increased $0.8 million in the third quarter 2006 compared to the same period in 2005, primarily due to higher equity income and exchange gains from the strengthening Canadian dollar.

INTEREST EXPENSE. Interest expense increased by $0.6 million in the third quarter 2006 compared to the same period in 2005 primarily due to higher interest rates during the period and the elimination of our accounts receivable draft program which increased our borrowing costs. However, while the elimination of the accounts receivable draft program contributed to the interest expense increase, it also contributed to the reduction in draft expenses in SG&A expenses, as discussed above.

INCOME TAX PROVISION. The income tax provision was $1.8 million in the third quarter of 2006 compared to $1.1 million for the same period in 2005. The increase was primarily due to a higher effective rate for the third quarter of 2006 which was 41.3% compared to 21.5% in the third quarter of 2005. The increase in the effective tax rate is primarily due to the December 31, 2005 expiration of Section 936 of the Internal Revenue Code with regard to our Puerto Rico operations which are taxed at the U.S. statutory rate starting in 2006.

Deferred tax assets, net of a valuation allowance of $26.1 million and deferred tax liabilities of $17.3 million, were $40.6 million as of December 31, 2005. Approximately $110 million of taxable income must be generated in 2006 and subsequent years in order to realize the net deferred tax assets. We believe it is more likely than not that we will be able to generate this level of taxable income within 6 years of December 31, 2005, based on the assumptions that our Puerto Rico affiliate's profits will create US taxable income following the expiration of Section 936 of the Internal Revenue Code and that our US based Engine Management Segment continues to improve as we realize savings from cost reduction efforts and the move of our Puerto Rico operations to the U.S. and Mexico. Also, our US net operating loss carry forwards of $37.3 million expire between 2021 and 2025, and our alternative minimum tax credit carry forwards of approximately $6 million have no expiration date. The results of the third quarter of 2006 are generally in line with the aforementioned assumptions. We continue to monitor our trends and weigh these against our recent domestic loss carry forward history. At this time, we have concluded that our current level of valuation allowance of $26.1 million continues to be appropriate.

INCOME (LOSS) FROM DISCONTINUED OPERATION. Income (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the actuarial study and all other available information considered by us. We recorded $1.7 million as income and $0.4 million as a loss from discontinued operation for the third quarter of 2006 and 2005, respectively. The income for the third quarter of 2006 reflects a $3.4 million pre-tax adjustment to reduce our indemnity liability in line with our most recent actuarial valuation report, partially offset by legal fees incurred in litigation, whereas the loss for the same period of 2005 reflects only legal expenses. As discussed more fully in note 11 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

SALES. Consolidated net sales for the nine months ended September 30, 2006 were $643 million, a decrease of $15.3 million, or 2.3%, compared to $658.3 million in the same period of 2005. The net sales decrease was primarily due to our Temperature Control net sales decreasing by $14.3 million or 7.3% due to reduced demand resulting from a cooler summer than the prior year and reduced consumer discretionary spending due to higher energy costs, as well as competition from low cost foreign imports. Engine Management net sales also decreased by $3.4 million due to reduced demand and higher than average customer returns.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by 2.5 percentage points to 24.8% for the nine months ended September 30, 2006 from 22.3% in the same period of 2005. The increase was mainly driven by Engine Management gross margin increases to 24.2% from 20.5% of sales for the nine months ended September 30, 2006 and 2005, respectively. The margin increase in our Engine Management Segment was primarily due to price increases implemented near the end of 2005 and in the first quarter of 2006, as well as reduced procurement and manufacturing costs. Temperature Control and Europe margin percentages increased slightly due to improved costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased $1.9 million to $126.8 million or 19.7% of consolidated net sales for the nine months ended September 30, 2006, compared to $124.9 million or 19% of consolidated net sales in the same period of 2005. The increase in SG&A expenses was driven mainly by increases in marketing and general and administrative expenses, partially offset by a reduction of $2.4 million in draft expenses as we terminated our accounts receivable draft program in the fourth quarter of 2005 and a reduction in distribution costs as a result of lower sales. The increase in marketing expenses is due to new catalogue spending, and the increase in general administrative expenses was mainly due to our ongoing efforts to fully integrate our operations into a common enterprise resource planning system.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, decreased to $0.8 million for the nine months ended September 30, 2006, compared to $4.6 million for the same period in 2005. The 2006 expenses related mostly to severance costs related to the move of our European production operations and the divestiture of a production unit of our Temperature Control Segment. Expenses for the same period in 2005 were primarily for a non-cash asset impairment charge of $3.4 million in our Temperature Control business related to a strategic decision to outsource products previously manufactured, while the remainder was mostly related to the DEM integration which has since been substantially completed

OPERATING INCOME. Operating income increased by $14.7 million to $31.6 million for the nine months ended September 30, 2006, compared to $16.9 million in the same period in 2005. The increase was primarily due to higher gross profit from Engine Management's 3.7 point improvement in gross profit percentage, lower integration expenses and the elimination of the accounts receivable draft program fees, partially offset by higher SG&A expenses.

OTHER INCOME, NET. Other income, net increased $0.9 million for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to higher exchange gains on the strengthening Canadian dollar as well as higher equity income.

INTEREST EXPENSE. Interest expense increased by $2.2 million for the nine months ended September 30, 2006 compared to the same period in 2005 due to higher average borrowings and higher borrowing costs. The increase in average borrowings is due to the termination of our accounts receivable draft program in the fourth quarter of 2005, as well as the funding of the repurchase of our common stock held by Dana for $11.9 million.

INCOME TAX PROVISION. The income tax provision was $8.1 million for the nine months ended September 30, 2006 compared to $1.4 million for the same period in 2005. The increase was primarily due to higher pre-tax earnings and a higher effective rate for the nine months ended September 30, 2006 which was 43.3% compared to 26.8% for the same period in 2005. The increase in the effective tax rate is primarily due to the December 31, 2005 expiration of Section 936 of the Internal Revenue Code with regard to our Puerto Rico operations which are taxed at the U.S. statutory rate starting in 2006. Deferred tax assets, net of a valuation allowance of $26.1 million and deferred tax liabilities of $17.3 million, were $40.6 million as of December 31, 2005. As discussed above, we have concluded that our current level of valuation allowance of $26.1 million continues to be appropriate.

INCOME (LOSS) FROM DISCONTINUED OPERATION. Income (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the actuarial study and all other available information considered by us. We recorded $0.6 million as income and $1.2 million as a loss from discontinued operation for the nine months ended September 30, 2006 and 2005, respectively. The income for the nine months ended September 30, 2006 reflects a $3.4 million pre-tax adjustment to reduce our indemnity liability in line with our most recent actuarial valuation report, partially offset by legal fees incurred in litigation, whereas the loss for the same period of 2005 reflects only legal expenses. As discussed more fully in note 11 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first nine months of 2006, cash provided by operations amounted to $9 million, compared to cash used in operations of $63.2 million in the same period of 2005. The period over period improvement of $72.2 million is primarily attributable to a lower increase in accounts receivable of $54.7 million and an increase in net earnings. The lower increase in accounts receivable was caused partly by a smaller balance in accounts receivable as of September 30, 2006 as compared the balance as of September 30, 2005 due to delays in monetizing the remaining drafts as of September 30, 2005 and by December 2005 levels which were higher than in December 2004 following the termination of our accounts receivable draft program at the end of 2005.

INVESTING ACTIVITIES. Cash used in investing activities was $7.7 million in the first nine months of 2006, compared to $5.2 million in the same period of 2005. The increase of $2.4 million was primarily due to lower proceeds from the sale of property, plant and equipment.

FINANCING ACTIVITIES. Cash used in financing activities was $2.4 million in the first nine months of 2006, compared to cash provided by financing activities of $67.4 million in the same period of 2005. The decrease is primarily due to the reduction in borrowings under our line of credit, which was $62.8 million lower in the nine months ended September 30, 2006 compared to the same period in 2005. We had lower borrowings due to an improvement in cash provided by operating activities and a decrease in our bank overdraft balances.

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into account outstanding borrowings under the revolving credit facility, there was an additional $68.8 million available for us to borrow pursuant to the formula at September 30, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined in the credit agreement) or, at our option, the LIBOR rate plus the applicable margin (as defined in the credit agreement). Borrowings are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis: (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008; and (2) to limit capital expenditure levels for each fiscal year through 2008. The terms of our revolving credit facility also provide, among other things, for the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

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

In addition, in order to facilitate the aggregate financing of the DEM acquisition in June 2003, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million. We also issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million and an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million due December 31, 2008. The promissory note had an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest was due quarterly under the promissory note. On December 29, 2005, we entered into an agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million.

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by the related building and property.

Our profitability and working capital requirements are seasonal due to the sales mix of temperature control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. In 2004 and the first quarter of 2005, we also received the benefit from accelerating accounts receivable collections from customer draft programs. However, in the second quarter of 2005 we reduced the early monetizing of these accounts receivable under the draft program. An amendment to our revolving credit facility in November 2005 prohibits us from accepting drafts under our customer draft programs since November 18, 2005. We anticipate that our present sources of funds will continue to be adequate to meet our near term needs.

In October 2003, we entered into an interest rate swap agreement with a notional amount of $25 million that matured in October 2006. Under this agreement, we received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 2.45% on the notional amount of $25 million. We have not entered into a new swap agreement to replace this agreement.

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

As of September 30, 2006, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2005 and the first nine months of 2006, other than the repurchase of our common stock held by Dana as discussed above, we did not repurchase any shares of our common stock either in the open market or otherwise.

The following is a summary of our contractual commitments as of December 31, 2005. Other than as discussed below, there have been no significant changes to this information at September 30, 2006. At December 31, 2005, we were parties to a sublease agreement with Dana Corporation, which agreement was originally scheduled to expire in 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. As such, our operating lease commitment in each year for the five year period from 2006 to 2010 has been reduced by $1.2 million per year and for the period from 2011-2015 has been reduced by $14.5 million in the aggregate.

The table below in the "Operating leases" line item has been revised to reflect these reductions.

                                       -------------------------------------------------
(IN THOUSANDS)                           2006       2007      2008        2009      2010   2011-2015       TOTAL
-----------------------------------------------------------------------------------------------------------------
Principal payments of long
    term debt .......................  $  542     $  555    $  512    $ 90,530    $  560    $  6,392     $ 99,091
Operating leases ....................   6,941      5,839     4,650       3,240     1,175       7,140       28,985
Interest rate swap agreements .......    (496)        --        --          --        --          --         (496)
Post-employee retirement
    benefits ........................     970      1,069     1,536       1,655     1,768      10,849       17,847
Severance payments related
    to integration ..................     396        413        --          --        --          --          809
                                       ------     ------    ------    --------    ------    --------     --------
          Total commitments .........  $8,353     $7,876    $6,698    $ 95,425    $3,503    $ 24,381     $146,236
                                       ======     ======    ======    ========    ======    ========     ========

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

REVENUE RECOGNITION. We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments. We recognize revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. For some of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities. Such deposit is not recognized as revenue but rather carried as a core liability. The liability is extinguished when a core is eventually returned to us. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends. As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors. The production of air conditioning compressors involves the rebuilding of used cores, which we acquire generally either in outright purchases or from returns pursuant to an exchange program with customers. Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory at standard cost through a credit to cost of sales the used core exchanged at the time it is eventually received from the customer.

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2006, the allowance for sales returns was $30.9 million. Similarly, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2006, the allowance for doubtful accounts and for discounts was $10.1 million.

ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS. New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a new customer to switch from a competitor's brand. In addition, change-over costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that it is more likely than not that the deferred tax assets will not be recovered, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or recovery, respectively, within the tax provision in the statement of operations.

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2006, we had a valuation allowance of $26.1 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

ASBESTOS RESERVE. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study estimated a liability for settlement payments, excluding legal costs, ranging from $22.1 million to $53.9 million. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements, in accordance with generally accepted accounting principles. Legal costs, which are expensed as incurred and reported in loss from discontinued operation, are estimated to range from $11.6 million to $21.6 million during the same period. We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

SHARE-BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings. SFAS 123R is effective for interim and annual financial statements for years beginning after December 15, 2005 and applies to all outstanding and unvested share-based payments at the time of adoption. Accordingly, we have adopted SFAS 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123R, we applied Accounting Principles Board Opinions ("APB") No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options, restricted stock and performance-based stock granted under our stock plans. Stock-based compensation expense for the third quarter of 2006 was $149,100 ($91,600 net of tax) or $0.01 per basic and diluted share and $559,500 ($343,800 net of tax) or $0.02 per basic and diluted share for the nine months ended September 30, 2006. The adoption of SFAS 123R did not have a material impact on our financial position, results of operation or cash flows.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for our Company beginning January 1, 2007. FIN 48 will require adjustment to the opening balance of retained earnings (or other components of shareholders' equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. Management is currently assessing the impact, if any, which the adoption of FIN 48 will have on our consolidated financial position, results of operations and cash flows.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for the Company is the year ending December 31, 2007. Management is currently assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in shareholders' equity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or for the Company's year ending December 31, 2008. Management estimates the impact of adopting SFAS 158 will not result in a material change to its total liabilities or shareholders' equity.

QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, which for the Company is the year ending December 31, 2006. Management is currently assessing the impact, if any, which the adoption of SAB 108 will have on our consolidated financial position, results of operations and cash flows.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British pound, the Euro, the Japanese Yen and the Hong Kong dollar. As of December 31, 2005 and September 30, 2006, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we enter into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 60% at December 31, 2005 and 61.5% at September 30, 2006.

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

(b) Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2006, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2005 and September 30, 2006 approximately 4,500 cases and 3,300 cases, respectively, were outstanding for which we were responsible for any related liabilities. We believe that the level of new cases will decrease gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2006, the amounts paid for settled claims are approximately $4.9 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended compliant dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff has filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court has adjourned these proceedings until a later date to be determined. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

                                             STANDARD MOTOR PRODUCTS, INC.
                                                    (Registrant)


Date: November 9, 2006                       /s/ James J. Burke
                                             ------------------
                                             James J. Burke
                                             Vice President Finance,
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


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