Form 10-K
period 2006-12-31
STANDARD MOTOR PRODUCTS INC
filed 2007-03-16
CIK 93389

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549.
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSACTION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER: 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            NEW YORK                                   11-1362020
            --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                     11101
--------------------------------------------                     -----
  (Address of principal executive offices)                     (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (718) 392-0200

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                         WHICH REGISTERED
          -------------------                -----------------------------------
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

Large accelerated filer   |_| Accelerated filer |X|   Non-accelerated filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2006 (the last business day of registrant's most recently completed second fiscal quarter) of $8.34 per share held by non-affiliates of the registrant was $127,467,075. For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 28, 2007, there were 18,679,884 outstanding shares of the registrant's common stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant's definitive proxy statement relating to its annual meeting of stockholders to be held on May 17, 2007.

================================================================================

                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX
PART I.                                                                 PAGE NO.

Item 1.......Business ........................................................ 3

Item 1A......Risk Factors.....................................................14

Item 1B......Unresolved Staff Comments........................................19

Item 2.      Properties.......................................................20

Item 3.      Legal Proceedings................................................21

Item 4.      Submission of Matters to a Vote of Security Holders..............21

PART II.

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................22

Item 6.      Selected Financial Data..........................................24

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......36

Item 8.      Financial Statements and Supplementary Data......................37

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................80

Item 9A.     Controls and Procedures..........................................80

Item 9B.     Other Information................................................80

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance...........81

Item 11.     Executive Compensation...........................................81

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................81

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence ....................................................81

Item 14.     Principal Accounting Fees and Services...........................81

PART IV.

Item 15.     Exhibits and Financial Statement Schedules.......................82

             Signatures.......................................................83

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

We sell our products primarily to warehouse distributors and large retail chains in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. Our customers also include national program distribution groups, specialty market distributors and original equipment (OE) service parts organizations. We distribute parts under our own brand names, such as Standard, Blue Streak, BWD, Niehoff, Hayden and Four Seasons, and through private labels, such as CARQUEST and NAPA Auto Parts.

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

o EVOLVE AND EXPAND OUR PRODUCT LINES. We intend to increase our sales by continuing to develop and expand the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

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

o IMPROVE OPERATING EFFICIENCY AND COST POSITION. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

     o increasing cost-effective vertical integration in key product lines through internal development;
     o    focusing on integrated supply chain management;
     o maintaining and improving our cost effectiveness and competitive responsiveness to better serve the automotive aftermarket customer base, including sourcing certain products from low cost countries such as those in Asia.
     o adopting company-wide programs geared toward manufacturing and distribution efficiency; and
     o focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

o CASH UTILIZATION. We intend to apply any excess cash flow from operations and the management of working capital to reduce our outstanding indebtedness, pay dividends and repurchase our stock.

THE AUTOMOTIVE AFTERMARKET

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road. The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of OEMs.

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing new automobiles, which benefit the automotive aftermarket industry, including suppliers like us. The automotive aftermarket industry is also dependent on new car sales, although to a lesser degree than OEMs and their suppliers, because these sales create the total number of cars available for repair. Aggressive financing programs by automakers have increased demand for new cars and trucks, which should benefit the automotive aftermarket manufacturers in the long term as vehicles age.

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

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2006. Our three reportable operating segments are Engine Management, Temperature Control and Europe.


                                                         YEAR ENDED
                                                        DECEMBER 31,
                                 ----------------------------------------------------------
                                       2006               2005                  2004
                                 ------------------ -----------------     -----------------
                                 AMOUNT      % OF   AMOUNT       % OF     AMOUNT      % OF
                                             TOTAL               TOTAL               TOTAL
                                                  (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
    Ignition and Emission
        Parts ................. $436,238      53.7% $455,125      54.8% $469,901      57.0%
    Wires and Cables ..........  106,983      13.2%   91,883      11.1%   92,868      11.3%
TOTAL ENGINE MANAGEMENT .......  543,221      66.9%  547,008      65.9%  562,769      68.3%

TEMPERATURE CONTROL:
    Compressors ...............   96,171      11.8%  101,876      12.3%   85,403      10.4%
    Other Climate Control
      Parts ...................  114,931      14.2%  127,350      15.3%  124,691      15.1%
TOTAL TEMPERATURE CONTROL .....  211,102      26.0%  229,226      27.6%  210,094      25.5%

EUROPE:
    Engine Management Parts ...   30,297       3.7%   26,802       3.2%   25,539       3.1%
    Temperature Control Parts .   16,747       2.1%   16,621       2.0%   15,112       1.8%
TOTAL EUROPE ..................   47,044       5.8%   43,423       5.2%   40,651       4.9%

ALL OTHER .....................   10,657       1.3%   10,756       1.3%   10,769       1.3%


      TOTAL ................... $812,024     100.0% $830,413     100.0% $824,283     100.0%


The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2006.


                                                       YEAR ENDED
                                                       DECEMBER 31,
                      -----------------------------------------------------------------------------------
                              2006                           2005                        2004
                      ------------------------    -------------------------    --------------------------
                      OPERATING   IDENTIFIABLE    OPERATING    IDENTIFIABLE    OPERATING     IDENTIFIABLE
                       PROFIT         ASSETS        PROFIT         ASSETS        PROFIT         ASSETS
                      --------       --------      --------       --------      --------       --------
                                                                       (IN THOUSANDS)
Engine Management ... $ 41,249       $430,158      $ 19,338       $438,116      $ 24,549       $429,631
Temperature Control .   11,954        109,734        11,936        114,441        (2,114)       125,656
 Europe .............       46         26,708          (572)        28,217        (2,034)        30,936
 All Other ..........  (17,934)        73,492       (16,620)        72,270       (22,138)        70,346
                      --------       --------      --------       --------      --------       --------
   Total ............ $ 35,315       $640,092      $ 14,082       $653,044      $ (1,737)      $656,569
                      ========       ========      ========       ========      ========       ========

"All Other" consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

ENGINE MANAGEMENT SEGMENT

BREADTH OF PRODUCTS. We manufacture a full line of engine management replacement parts including distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, sensors, EGR valves and many other engine management components under our brand names Standard, BWD, Niehoff and GP Sorenson and through private labels such as CARQUEST and NAPA. We are a basic manufacturer of many of the engine management parts we market and continue to develop ways of increasing the number of parts we manufacture, rather than purchasing such parts from third parties. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia. In our Engine Management Segment, replacement parts for ignition and emission control systems accounted for approximately 54%, 55% and 57% of our consolidated net sales in 2006, 2005 and 2004, respectively.

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

In 1992, we entered into a 50/50 joint venture in Canada with Blue Streak Electronics, Inc. to rebuild automotive engine management computers and mass air flow sensors. The volume of products produced by the joint venture is sold primarily to us and has positioned us as a key supplier in the growing remanufactured electronics markets. The Blue Streak joint venture has further expanded its product range to include computers used in temperature control, anti-lock brake systems and air bags, and development of diagnostic repair tools.

We divide our electronic operations between product design and highly automated manufacturing operations in Orlando, Florida and assembly operations, which are performed in assembly plants in Orlando and Hong Kong.

Government emission laws have been implemented throughout the majority of the United States. The Clean Air Act, as amended in 1990, imposes strict emission control test standards on existing and new vehicles, and remains the preeminent legislation in the area of vehicle emissions. As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions. As the Clean Air Act was "phased in" beginning in 1994, automobiles must now comply with emission standards from the time they were manufactured, and in most states, until the last day they are in use. We expect that this law and other government emissions laws will have a positive impact on sales of our ignition and emission controls parts since vehicles failing these laws may require repairs utilizing parts sold by us.

Our sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems.

WIRE AND CABLE PRODUCTS. Wire and cable parts accounted for approximately 13%, 11% and 11% of our consolidated net sales in 2006, 2005 and 2004, respectively. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered a premium brand of ignition wires and battery cables, which capitalizes on the market's awareness of the importance of quality. We have the ability to extrude high voltage wire in Mishawaka, Indiana to be used in our ignition wire sets. This vertical integration of this critical component offers us the ability to achieve lower costs and our own controlled source of supply and quality.

TEMPERATURE CONTROL SEGMENT

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating systems) engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons, Factory Air, Murray, Hayden, Imperial and Aci and through private labels such as CARQUEST and NAPA. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors and windshield washer pumps. Our temperature control products accounted for approximately 26%, 28% and 26% of our consolidated net sales in 2006, 2005 and 2004, respectively.

Due to increasing offshore competitive price pressure, our Temperature Control business made several changes within its manufacturing portfolio. We have outsourced the manufacturing of several major AC product groups and have implemented plans to consolidate manufacturing facilities. In addition, we have started limited production of remanufactured compressors in Reynosa, Mexico and have entered into several supply agreements for certain products with vendors in low cost countries such as those in Asia.

Today's vehicles are being produced with smaller, more complex and efficient designs. Our Temperature Control Segment continues to be a leader in providing superior training to service dealers who seek the knowledge in which to perform proper repairs for today's vehicles. We believe that our training module (HVAC Tips & Techniques) remains one of the most sought-after training clinics in the industry and among professional service dealers.

EUROPE SEGMENT

In July 1996, we acquired an equity interest in Standard Motor Products (SMP) Holdings Limited (formerly Intermotor Holdings Limited) located in Nottingham, England. During 2002, we acquired the remaining equity interest bringing the Company's ownership percentage to 100%. SMP Holdings Limited manufactures and distributes a broad line of engine management products primarily to customers in Europe. Also in 1996, we expanded our presence in Europe by opening a European distribution center in Strasbourg, France for temperature control products, which we divested in the fourth quarter of 2006. A joint venture (Blue Streak Europe) between SMP Holdings Limited and Blue Streak Electronics was also initiated in 1996, which joint venture supplies rebuilt engine computers for the European market.

Since 1996, we have made a series of smaller acquisitions supplementing both the Engine Management and Temperature Control portions of our business. With respect to the engine management business, in January 1999 we acquired Webcon UK Limited, an assembler and distributor of fuel system components, which we subsequently divested in June 2003. In January 1999, Blue Streak Europe acquired Injection Correction UK LTD, a subsidiary of Webcon, and in September 2001, acquired TRW Inc.'s electronic control unit remanufacturing division. In April 1999, we acquired Lemark Auto Accessories, a supplier of wire sets. In April 2002, the wire business was further expanded by acquiring Carol Cable Limited, a manufacturer and distributor of wire. In April 2006, we acquired substantially all of the assets of Biazet EI's ignition and coil business in Poland. Subsequently, we relocated certain of our UK manufacturing operations to our facility in Poland.

With respect to the temperature control portion of our business, following the opening of the distribution center in France, in 1997 a joint venture was entered into with Valeo SA to remanufacture air conditioner compressors for the European market. In addition, in January 2000 we acquired Four Seasons UK Ltd. (formerly Vehicle Air Conditioning Parts Ltd.), a distributor of components for the repair of air conditioning systems. In July 2000, the Temperature Control business was further expanded by purchasing Four Seasons Italy SRL (formerly Automotive Heater Exchange SRL) in Italy. In 2001 we entered into a joint venture with Pedro Sanz in Madrid, Spain to distribute our products in the Iberian Peninsula. In the fourth quarter of 2006, we sold a majority portion of our European Temperature Control business, consisting of our equity interests of our operations in Spain and our businesses in France and Italy. The proceeds from the divestiture were $3.1 million, and we incurred a loss on divestiture of $3.2 million in the fourth quarter of 2006.

Our European Segment accounted for approximately 6%, 5% and 5% of our consolidated net sales in 2006, 2005 and 2004, respectively. Aftermarket margins are under pressure, while volumes are in a general decline in the ignition and carburetor product lines. We have responded to the adverse market conditions by reducing manufacturing costs through consolidating certain facilities and outsourcing products. In addition, in the fourth quarter of 2004 we entered into an agreement to supply Lucas branded engine management products into the United Kingdom, which arrangement helped to increase our sales in 2005 and 2006.

FINANCIAL INFORMATION ABOUT OUR FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2006.

                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                             -------------------------------------------------------------
                                                    2006                 2005                 2004
                                             -------------------    ----------------    ------------------
                                                                    (IN THOUSANDS)
United States...............................      $ 688,030           $ 716,358             $ 714,955
Canada......................................         48,537              46,353                45,115
Europe......................................         47,044              43,423                40,651
Other International.........................         28,413              24,279                23,562
                                             -------------------    ----------------    ------------------
    Total...................................      $ 812,024           $ 830,413             $ 824,283
                                             ===================    ================    ==================


The table below shows our long-lived assets by geographical area for the three years ended December 31, 2006.

                                                                     YEAR ENDED
                                                                      DECEMBER 31,
                                               ------------------------------------------------------------
                                                     2006                  2005                2004
                                               ------------------     ---------------    ------------------
                                                                     (IN THOUSANDS)
United States...............................       $ 144,208            $161,451              $174,056
Europe......................................           4,821               4,682                 6,214
Canada......................................           4,014               3,900                 4,144
Other International.........................             778                 754                   785
                                               ------------------     ---------------    ------------------
    Total...................................       $ 153,821           $ 170,787              $185,199
                                               ==================     ===============    ==================

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

As automotive parts grow more complex, consumers are less likely to service their own vehicles and may become more reliant on dealers and technicians. In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles. The products available through the dealers are purchased through the original equipment service (OES) network. Traditionally, the parts manufacturers of OEMs have supplied a majority of OES network. However, certain parts manufacturers have become independent and are no longer affiliated with OEMs. As a result of this, there are additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

We believe that our sales force is the premier direct sales force for our product lines, due to our concentration of highly-qualified, well-trained sales people dedicated to geographic territories, which allows us to provide customer service we believe is unmatched by our competitors. From the outset, we thoroughly train our sales people both in the function and application of our product lines, as well as in proven sales techniques. Customers, therefore, depend on these sales people as a reliable source for technical information. We give newly hired sales people extensive instruction at our training facility in Irving, Texas and have a policy of continuing education that allows our sales force to stay current on troubleshooting and repair techniques, as well as the latest automotive parts and systems technology.

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

CUSTOMERS

Our customer base is comprised largely of warehouse distributors, large retailers, OES customers, other manufacturers and export customers. Our warehouse distributor customers include CARQUEST and NAPA Auto Parts, and our retail customers include Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. In 2006, our consolidated net sales to our major market channels consisted of $411 million to our traditional customers, $262 million to our retail customers, $59 million to our OES customers and $80 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for 51% of our 2006 consolidated net sales. Two individual customers accounted for 18% and 14%, respectively, of our 2006 consolidated net sales.

COMPETITION

We are a leading independent manufacturer of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn-around time, order fill rate and price. We believe we differentiate ourselves from our competitors primarily through:

     o    a value-added, knowledgeable sales force;
     o    extensive product coverage;
     o    sophisticated parts cataloguing systems; and
     o inventory levels sufficient to meet the rapid delivery requirements of customers.

In the Engine Management business, we are one of the leading independent manufacturers in the United States. Our competitors include AC Delco, Cardone Industries, Inc., Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation and Wells Manufacturing Corporation, as well as OE dealers.

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

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring promotion," in which customers are offered longer payment terms.

WORKING CAPITAL MANAGEMENT

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage in response to parts and brand proliferation. In response to this, we have made and continue to make changes to our inventory management system designed to reduce inventory requirements. We implemented a forecasting system in our Engine Management Segment that permitted a significant reduction in safety stocks. Our Engine Management Segment also introduced a new distribution system, which permits pack-to-order systems to be implemented. Such systems permit us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also recently expanded our management system to improve inventory deployment, enhance our collaboration with customers on forecasts, and further integrate our supply chain both to customers and suppliers.

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

In order to better control warranty returns, we tightened the rules to reduce returns arising from installer error or misdiagnosis. For example, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete AC system repair was performed. In addition, in order to better control overstock return levels, we placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns.

Our profitability and working capital requirements are seasonal due to our sales mix of Temperature Control products. Our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. These increased working capital requirements are funded by borrowings from our revolving credit facility.

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

We purchase many materials in the U.S. and foreign open markets and have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores for air conditioning compressors, we obtain them either from exchanges with customers who return cores subsequent to purchasing remanufactured parts or through direct purchases from a network of core brokers. In addition, we acquire certain materials by purchasing products that are resold into the market, particularly by OEM sources and other domestic and foreign suppliers.

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality, low cost supply of key components for each product line, we continue to develop our own sources through internal manufacturing capacity. Recently, prices of steel, aluminum, copper and other commodities have risen. These increases did not have a material impact on us, as we are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially affect our business or results of operations.

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

In 2000, we launched a program for the installation of a fully integrated enterprise resource planning (ERP) system. The implementation of such system was completed in 2003 at all of our Temperature Control Segment locations. In 2005, we launched our program to implement such a system in our Engine Management Segment, and we anticipate full implementation in 2009.

EMPLOYEES

As of December 31, 2006, we employed approximately 3,000 people in the United States, and 1,000 people in Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 2,100 are production employees. We operate primarily in non-union facilities and have binding labor agreements with the workers at our two unionized facilities. We have approximately 160 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") that expires April 1, 2009. As of December 31, 2006, approximately 150 of our production employees in Long Island City, New York are under a UAW contract that expires October 1, 2007. We also have a union relationship in Mexico with an agreement negotiated each year. The current union agreement in Mexico, which covers approximately 300 employees, expires on January 28, 2008. We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

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

AVAILABLE INFORMATION

We are a New York corporation founded in 1919. Our principal executive offices are located at 37-18 Northern Boulevard, Long Island City, New York 11101, and our main telephone number at that location is (718) 392-0200. Our Internet address is WWW.SMPCORP.COM. We provide a link to reports that we have filed with the SEC. However, for those persons that make a request in writing or by e-mail (financial@smpcorp.com), we will provide free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information are also available, free of charge, at WWW.SEC.GOV. Alternatively, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.          RISK FACTORS

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO COMPETE WITH SUPPLIERS OF AUTOMOTIVE AFTERMARKET PRODUCTS, SOME OF WHICH MAY HAVE SUBSTANTIALLY GREATER FINANCIAL, MARKETING AND OTHER RESOURCES THAN WE DO.

While we believe that our business is well positioned to compete in our two primary market segments, Engine Management and Temperature Control, the automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management business, our competitors include AC Delco, Cardone Industries, Inc., Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation and Wells Manufacturing Corporation. In the Temperature Control business, we compete with AC Delco, Delphi Corporation, Denso Corporation, Jordan Automotive Aftermarket, Inc., Proliance International, Inc., Siemens VDO Automotive and Visteon Corporation. In addition, automobile manufacturers supply virtually every replacement part we sell.

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

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace, the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to "win over" new business. We have in the past had to, and may in the future have to, reduce prices to remain competitive. Price reductions have impacted our sales and profit margins and are expected to do so in the future. Also, our future profitability will depend in part upon our ability to respond to changes in the product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A LIMITED NUMBER OF KEY CUSTOMERS, AND THE LOSS OF ANY SUCH CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our five largest individual customers, including members of a marketing group, accounted for 51%, 52% and 50% of our consolidated net sales for 2006, 2005 and 2004, respectively. Two individual customers accounted for 18% and 14%, respectively, of our 2006 consolidated net sales, 18% and 15%, respectively, of our 2005 consolidated net sales, and 17% and 14%, respectively, of our 2004 consolidated net sales. The loss of one or more of these customers or, if any of them ceases to acquire a significant product line, could have a materially adverse impact on our business, financial condition and results of operations.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense of such claims. We currently do not have insurance coverage for the defense and indemnity costs associated with the claims we face.

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2006. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $22.1 million to $53.9 million for the period through 2050. The change from the prior year study was a $3.2 million decrease for the low end of the range and a $2.6 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements, in accordance with generally accepted accounting principles. Legal costs, which are expensed as incurred and reported in loss from discontinued operation, are estimated to range from $11.6 million to $21.6 million during the same period.

At December 31, 2006, approximately 3,270 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001 through February 28, 2007, the amounts paid for settled claims are approximately $5 million. A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD NEGATIVELY AFFECT OUR FINANCIAL HEALTH.

We have a significant amount of indebtedness. As of December 31, 2006, our total outstanding indebtedness was $238.3 million. We incurred $90 million of indebtedness in July 1999 from the sale of our convertible debentures. We have an existing revolving bank credit facility of $305 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2006, we had $133.3 million of outstanding indebtedness and approximately $82.5 million of availability under this revolving credit facility. Our substantial indebtedness could:

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

In addition, we have granted the lenders under our revolving credit facility a first priority security interest in substantially all of our currently owned and future acquired personal property, real property (other than our Long Island City facility) and other assets. We have also pledged shares of stock in our subsidiaries to those lenders. In addition, our revolving credit facility requires us to meet specified financial ratios and limits our ability to enter into various transactions. If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing minor environmental remediation. The environmental remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible; we have purchased additional environmental insurance coverage in the amount of $2 million with a $0.1 million deductible relating to such facility. We also maintain two $10 million environmental policies to cover our existing U.S. facilities. Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such environmental laws, will not give rise to additional significant expenditures or liabilities that would be material to us. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

We maintain our executive offices and a manufacturing plant in Long Island City, New York. The table below describes our principal physical properties.

                                                                                                             OWNED OR
                                                                                                APPROX.     EXPIRATION
                          STATE OR                                                              SQUARE         DATE
       LOCATION            COUNTRY                  PRINCIPAL BUSINESS ACTIVITY                  FEET        OF LEASE
----------------------- -------------- ------------------------------------------------------ ------------ --------------

                                                         ENGINE MANAGEMENT

Orlando                      FL        Manufacturing (Ignition)                                    50,640      2017
Mishawaka                    IN        Manufacturing                                              153,070      Owned
Edwardsville                 KS        Manufacturing and Distribution (Wire)                      355,000      Owned
Independence                 KS        Manufacturing                                              273,390      Owned
Wilson                       NC        Manufacturing (Ignition)                                    31,500      Owned
Reno                         NV        Distribution (Ignition)                                     67,000      Owned
Long Island City             NY        Administration and Manufacturing (Ignition)                294,000      Owned
Greenville                   SC        Manufacturing (Ignition)                                   181,525      Owned
Disputanta                   VA        Distribution (Ignition)                                    411,000      Owned
Hong Kong                    HK        Manufacturing (Ignition)                                    21,350      2008
Fajardo                  Puerto Rico   Manufacturing (Ignition)                                   113,900      2007
Reynosa                    Mexico      Manufacturing (Wire)                                        62,500      2009
Reynosa                    Mexico      Manufacturing (Wire)                                       100,000      2014
Reynosa                    Mexico      Manufacturing (Ignition)                                   110,000      2009

                                                        TEMPERATURE CONTROL

Corona                       CA        Manufacturing and Distribution                              78,200      2008
Lewisville                   TX        Administration and Distribution                            415,000      2009
Fort Worth                   TX        Manufacturing and Distribution                             204,000      Owned
Grapevine                    TX        Manufacturing                                              180,000      Owned
St. Thomas                 Canada      Manufacturing                                               40,000      Owned
Reynosa                    Mexico      Remanufacturing (Compressors)                               80,140      2009

                                                              EUROPE

Nottingham                 England     Administration and Distribution (Ignition and Wire)         29,000      Owned
Nottingham                 England     Manufacturing (Ignition)                                    46,780      Owned
Wellingborough             England     Manufacturing (Wire)                                        18,500      2017
Bialystok                  Poland      Manufacturing (Ignition)                                    42,050      2011

                                                               OTHER

Mississauga                Canada      Administration and Distribution (Ignition, Wire,
                                       Temperature Control)                                       128,400      2016
Irving                       TX        Training Center                                             13,400      2009


The real property that we own in Indiana, Kansas, Nevada, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility. In addition, the real property that we own in Long Island City, New York is encumbered by a mortgage in favor of Wells Fargo Bank N.A., and the real property we own in England is encumbered by a lien in favor of the Royal Bank of Scotland.

ITEM 3.  LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006, approximately 3,270 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through February 28, 2007, the amounts paid for settled claims are approximately $5 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims. See note 20 of the notes to consolidated financial statements for further discussion.

On November 30, 2004, the Company was served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case excused himself, and a new judge has been assigned. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

None.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

                                            HIGH        LOW      DIVIDEND
FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter............................  $11.10        $8.55       $0.09
Second Quarter...........................    9.11         6.75        0.09
Third Quarter............................   12.64         7.10        0.09
Fourth Quarter...........................   15.70         9.55        0.09

FISCAL YEAR ENDED DECEMBER 31, 2005
First Quarter............................  $16.00       $11.15       $0.09
Second Quarter...........................   13.60         8.81        0.09
Third Quarter............................   14.17         7.70        0.09
Fourth Quarter...........................    9.55         7.88        0.09


The last reported sale price of our common stock on the NYSE on February 28, 2007 was $15.38 per share. As of February 28, 2007, there were 561 holders of record of our common stock.

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

There have been no unregistered offerings of our common stock nor any repurchases of our common stock during the period covered by this Report.

The following graph compares the five year cumulative total return on the Company's Common Stock to the total returns on the Standard & Poor's 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the growth of a $100 investment in the Company's Common Stock and each of the above indices on December 31, 2001 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock or the referenced indices.



[GRAPHIC OMITTED][GRAPHIC OMITTED]

                                                            S&P 1500 Auto Parts
                                                               & Equipment
                                          SMP      S&P 500         Index
                                         ---------------------------------------
       2001............................   $100      $100           $100
       2002............................     96        78             91
       2003............................     93       100            134
       2004............................    123       111            135
       2005............................     75       117            108
       2006............................    125       135            113

* SOURCE: STANDARD & POOR'S

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2006. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                --------------------------------------------------------------
                                                    2006        2005         2004         2003         2002
                                                    ----        ----         ----         ----         ----
                                                               (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:

   Net sales (1) .............................   $ 812,024    $ 830,413    $ 824,283    $ 678,783    $ 598,437
   Gross profit (1) ..........................     205,221      185,980      194,993      174,772      157,544
   Goodwill impairment charge (3) ............        --           --          6,429         --          3,334
   Operating income (loss) ...................      35,315       14,082       (1,737)      15,815       25,068
   Earnings (loss) from continuing
     operations (2) ..........................       9,163       (1,770)      (8,907)         224        6,091
   Earnings (loss) from discontinued
     operation, net of tax ...................         248       (1,775)      (3,909)      (1,742)     (18,297)
   Cumulative effect of accounting
     change, net of tax (3)(4) ...............        --           --         (1,564)        --        (18,350)
   Net earnings (loss) (5) ...................       9,411       (3,545)     (14,380)      (1,518)     (30,556)

PER SHARE DATA:

   Earnings (loss) from continuing operations:
       Basic .................................   $    0.50    $   (0.09)   $   (0.46)   $    0.01    $    0.51
       Diluted ...............................        0.50        (0.09)       (0.46)        0.01         0.51
   Earnings (loss) per common share:
       Basic .................................        0.51        (0.18)       (0.74)       (0.10)       (2.57)
       Diluted ...............................        0.51        (0.18)       (0.74)       (0.10)       (2.54)
   Cash dividends per common
      share ..................................        0.36         0.36         0.36         0.36         0.36

OTHER DATA:

   Depreciation and amortization .............   $  15,486    $  17,356    $  19,013    $  17,092    $  16,128
   Capital expenditures ......................      10,080        9,957        9,774        8,926        7,598
   Dividends .................................       6,579        7,024        6,955        5,615        4,290

BALANCE SHEET DATA (AT PERIOD END):

   Cash and cash equivalents .................   $  22,348    $  14,046    $  14,934    $  19,647    $   9,690
   Working capital ...........................     183,313      169,768      194,760      191,333      140,683
   Total assets ..............................     640,092      653,044      656,569      694,525      490,758
   Total debt ................................     238,320      248,327      224,186      217,810      176,917
   Long-term debt (excluding
     current portion) ........................      97,979       98,549      114,236      114,757       93,191
   Stockholders' equity ......................     190,699      185,707      207,312      226,041      153,881
--------------------------------------------------------------------------------------------------------------

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

(5) We recorded an after tax gain (loss) of $0.2 million, $(1.8) million and $(3.9) million as a loss from discontinued operation to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2006, 2005 and 2004, respectively. Such costs were also separately disclosed in the Operating Activity section of the Consolidated Statements of Cash Flows for those same years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2006.

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, in June 2003 we completed the acquisition of substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM"). Under the terms of the acquisition, we paid Dana Corporation $93.2 million in cash, issued an unsecured promissory note of $15.1 million, and issued 1,378,760 shares of our common stock valued at $15.1 million. Including transaction costs, our total purchase price was approximately $130.5 million. In December 2005, we entered into a Repurchase and Prepayment Agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million. We recognized the discount of $1 million as a gain on the repayment of the note as well as the unrecognized deferred interest expense thereon of $0.2 million as income in 2005.

In connection with the DEM acquisition, we reviewed our operations and implemented integration plans to restructure the operations of DEM. At the time, we announced that we would close seven DEM facilities, which has subsequently occurred. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward at various points in time, with a cumulative reduction to goodwill of $12.8 million as of December 31, 2006. As of December 31, 2006, the remaining restructuring accrual was $1.1 million. We expect to pay most of the remaining amount in 2007 and 2008.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the years ended December 31, 2006 and 2005, termination benefits of $0.2 million and $2.3 million, respectively, have been charged to the restructuring accrual. As of December 31, 2006, the reserve balance for workforce reductions was $0.5 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a reduction of $10.5 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.8 million were paid as of December 31, 2006, leaving the exit reserve balance for exit costs at $0.6 million as of December 31, 2006.

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

The seasonality of our business offers significant operational challenges in our manufacturing and distribution functions. To limit these challenges and to provide a rapid turnaround time of customer orders, we traditionally offer a pre-season selling program, known as our "Spring Promotion," in which customers are offered longer payment terms.

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

In order to better control warranty and overstock return levels, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete AC system repair was performed.

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

COMPARISON OF FISCAL YEARS 2006 AND 2005

SALES. Consolidated net sales for 2006 were $812 million, a decrease of $18.4 million or 2%, compared to $830.4 million in 2005. The net sales decrease was primarily due to our Temperature Control net sales decreasing by $18.1 million or 8% due to reduced demand resulting from a cooler summer than the prior year and competition from low cost foreign imports. Engine Management net sales also decreased by $3.8 million or 0.7% mainly due to higher than average customer returns. Partially offsetting the decrease, net sales in Europe increased $3.6 million.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by 2.9 percentage points to 25.3% in 2006 from 22.4% in 2005 mainly driven by Engine Management margin improvements of 4.5 percentage points. The margin increase in our Engine Management Segment reflected a combination of price increases and improved procurement and manufacturing costs. Temperature Control and Europe margin percentages remained stable due to improved production and procurement costs offsetting the effect of inflation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased $1.5 million to $168.1 million or 20.7% of consolidated net sales in 2006, compared to $166.6 million or 20.1% of consolidated net sales in 2005. The increase in SG&A expenses was driven mainly by increases in marketing and general and administrative expenses, partially offset by a reduction of $3.4 million in draft expenses as we terminated our accounts receivable draft program in the fourth quarter of 2005 and a reduction in distribution costs as a result of lower sales. The increase in marketing expenses is due to an increase in promotion spending and temporary overlapping costs as we transitioned from an outsourced to an internal returns processing center. The increase in general administrative expenses was mainly due to our ongoing efforts to fully integrate our operations into a common enterprise resource planning system.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, decreased to $1.9 million for 2006, compared to $5.3 million in 2005. The 2006 expenses related mostly to severance costs related to the move of our European and Puerto Rican production operations and the divestiture of a production unit of our Temperature Control Segment. Expenses in 2005 were primarily for a non-cash asset impairment charge of $3.3 million in our Temperature Control business related to a strategic decision to outsource products previously manufactured, while the remainder was mostly related to the DEM restructuring, which has since been substantially completed.

OPERATING INCOME. Operating income increased by $21.2 million to $35.3 million in 2006, compared to $14.1 million in 2005. The increase was primarily due to higher gross profit from Engine Management's 4.5 point improvement in gross profit percentage, lower integration expenses and the elimination of the accounts receivable draft program fees, partially offset by higher SG&A expenses.

OTHER INCOME, NET. Other income, net decreased $3 million in 2006 compared to 2005, due to a $3.2 million loss incurred on the sale of a majority portion of our European Temperature Control business, partially offset by higher foreign exchange gains. A benefit in 2005 was from a discount of $1.3 million on a debt reduction not repeated in 2006.

INTEREST EXPENSE. Interest expense increased by $2.2 million for 2006 compared to 2005 due to higher average borrowings and higher borrowing costs. The increase in average borrowings is due to the termination of our accounts receivable draft program in the fourth quarter of 2005, as well as the funding of the repurchase of our common stock held by Dana for $11.9 million at that time.

INCOME TAX PROVISION. The income tax provision was $6.5 million for 2006 compared to $1.4 million for 2005. The increase was primarily due to higher pre-tax earnings and a higher effective rate for 2006 which was 41.5%. We had an increase in our on-going tax rate primarily due to the January 1, 2006 expiration of Section 936 of the Internal Revenue Code with regard to our Puerto Rico operations which are taxed at the U.S. statutory rate starting in 2006. This increase was offset in 2006 by the one-time impact of our Puerto Rico deferred tax assets becoming recoverable at the higher US tax rate. Our taxes were also higher as a result of recording a valuation allowance for the capital loss on disposition of our European Temperature Control business which is not expected to be recoverable in the future. Deferred tax assets of $54.1 million, net of a valuation allowance of $28 million and net of deferred tax liabilities of $15.7 million, were $38.4 million as of December 31, 2006. We have concluded that our current level of valuation allowance of $28 million continues to be appropriate, as discussed in note 16 of the notes to our consolidated financial statements. The tax expense of $1.4 million in 2005 on losses of $0.3 million was mostly due to the recording of discrete items, namely with regards to a reduced statutory rate applicable to opening deferred tax assets and a larger increase to the tax valuation allowance.

INCOME (LOSS) FROM DISCONTINUED OPERATION. Income (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the actuarial study and all other available information considered by us. We recorded $0.2 million as income and $1.8 million as a loss, both net of tax, from discontinued operation for 2006 and 2005, respectively. The income for 2006 includes a $3.4 million pre-tax adjustment to reduce our indemnity liability in line with our most recent actuarial valuation report, partially offset by legal fees incurred in litigation, whereas the loss for 2005 reflects only legal expenses. As discussed more fully in note 20 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During 2006, cash provided by operations amounted to $33.7 million, compared to cash used in operations of $2.2 million in 2005. The year over year improvement of $35.9 million is primarily attributable to a lower increase in accounts receivable of $13.8 million and increased net earnings. The greater increase in accounts receivable in 2005 was due to the end of the accounts receivable draft program in 2005 compared to 2004 when our major accounts were under the draft program. The lower increase in accounts receivable in 2006 reflects a stabilized situation with no draft program in place. Partially offsetting these improvements was a slight increase in inventory compared to a decrease of $10 million in 2005, driven by our need to provide a bridge of inventory as we undergo a rationalization of our production facilities.

INVESTING ACTIVITIES. Cash used in investing activities was $6 million in 2006, compared to $7.8 million in the same period of 2005. The decrease of $1.8 million was primarily due to proceeds from the sale of a majority portion of our European Temperature Control business in 2006.

FINANCING ACTIVITIES. Cash used in financing activities was $20.2 million in 2006, compared to cash provided by financing activities of $9.7 million in 2005. The change is primarily due to repayments made on our line of credit in 2006 due to an improvement in cash provided by operating activities and a decrease in our bank overdraft balances. The 2005 increase to our line of credit was driven by the settlement of the note held by Dana and the repurchase of the common stock held by Dana, which note and common stock were originally issued to Dana in connection with the DEM acquisition.

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into account outstanding borrowings under the revolving credit facility, there was an additional $82.5 million available for us to borrow pursuant to the formula at December 31, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In addition, in order to facilitate the aggregate financing of the DEM acquisition in June 2003, we completed a public equity offering of 5,750,000 shares of our common stock for net proceeds of approximately $55.7 million. We also issued to Dana Corporation 1,378,760 shares of our common stock valued at approximately $15.1 million and an unsecured subordinated promissory note in the aggregate principal amount of approximately $15.1 million due December 31, 2008. The promissory note had an interest rate of 9% per annum for the first year, with such interest rate increasing by one-half of a percentage point (0.5%) on each anniversary of the date of issuance. Accrued and unpaid interest was due quarterly under the promissory note. In December 2005, we entered into an agreement with Dana, in which we repurchased the 1,378,760 shares of our common stock at a repurchase price of $8.63 per share (or an aggregate approximate repurchase price of $11.9 million) and prepaid at a discount the $15.1 million unsecured promissory note plus accrued and unpaid interest for an aggregate approximate amount of $14.5 million.

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in equal monthly installments. The loan bears interest at a fixed rate of 5.5% maturing in July 2018. The mortgage loan is secured by the related building and property.

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

As of December 31, 2006, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2006, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments as of December 31, 2006:


(IN THOUSANDS)                    2007       2008       2009       2010       2011     2012-2016    TOTAL
---------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt ..........   $    542   $    570   $ 90,586   $    620   $    655   $  5,548   $ 98,521
Operating leases ............      6,657      5,614      4,446      2,059      1,913      8,582     29,271
Post retirement
    benefits ................      1,095      1,549      1,669      1,800      1,912     12,203     20,228
 Severance payments related
    to integration ..........         89        383       --         --         --         --          472
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments .   $  8,383   $  8,116   $ 96,701   $  4,479   $  4,480   $ 26,333   $148,492
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

INVENTORY VALUATION. Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the reporting unit level and are based upon the inventory at that location taken as a whole. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2006, the allowance for sales returns was $21.7 million. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2006, the allowance for doubtful accounts and for discounts was $9.5 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2006, we had a valuation allowance of $28 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted the provisions and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings. We have adopted SFAS 123R using a modified prospective application, under which prior periods are not revised for comparative purposes. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123R, we applied Accounting Principles Board Opinions ("APB") No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options, restricted stock and performance-based stock granted under our stock plans. Stock-based compensation expense for the year ended December 31, 2006 was $848,000 ($516,100 net of tax) or $0.03 per basic and diluted share. The adoption of SFAS 123R did not have a material impact on our financial position, results of operation or cash flows.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for our Company beginning January 1, 2007. FIN 48 will require adjustment to the opening balance of retained earnings (or other components of shareholders' equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. The Company is assessing the impact, if any, which the adoption of FIN 48 will have on our consolidated financial position, results of operations and cash flows.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which for the Company is the year ending December 31, 2008. The Company is assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires an employer to recognize the funded status of their defined benefit pension or postretirement plans on the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in shareholders' equity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The adoption of SFAS 158 resulted in an increase to total assets of $1.2 million, an increase to total liabilities of $2.6 million, and a decrease to shareholders' equity of $1.4 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or for the Company's year ending December 31, 2008. The Company is presently evaluating the impact of the measurement date change, which is not expected to be material.

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows (in thousands):


                                                  BEFORE                                 AFTER
                                               APPLICATION                             APPLICATION
                                                 OF SFAS                                OF SFAS
                                                 NO. 158           ADJUSTMENTS          NO. 158
                                                 -------           -----------          -------
Prepaid expenses and other
  current assets (current) ...................   $  7,861           $    (16)           $  7,845
Other assets (pension, deferred
  income taxes - non-current) ................     40,658              1,216              41,874
                                                                    --------

Total assets .................................    638,892              1,200             640,092
                                                                    --------
Sundry payables and accrued expenses
  (pension, current) .........................     25,610             (1,100)             24,510
Pension and post-retirement medical
  benefits (non-current) .....................     47,964              3,714              51,678
                                                                    --------
Total liabilities ............................    446,779              2,614             449,393
Accumulated other comprehensive income (loss)       4,955             (1,414)              3,541
                                                                    --------
Total liabilities and stockholders' equity ...   $638,892           $  1,200            $640,092
                                                                    ========

QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, which for the Company is the year ending December 31, 2006. There was no impact of adopting SAB 108 to our consolidated financial position, results of operations and cash flows.

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

EXCHANGE RATE RISK

We have exchange rate exposure primarily with respect to the Canadian dollar, the British pound, the Euro, the Japanese Yen and the Hong Kong dollar. As of December 31, 2006, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

INTEREST RATE RISK

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

In October 2003, we entered into an interest rate swap agreement with a notional amount of $25 million that matured in October 2006. If, at any time, the swap was determined to be ineffective, in whole or in part, due to changes in the interest rate swap agreement, the fair value of the portion of the interest rate swap determined to be ineffective would have been recognized as gain or loss in the statement of operations for the applicable period. The hedge was effective throughout the time of the swap.

At December 31, 2006, we had approximately $238.3 million in loans and financing outstanding, of which approximately $98.5 million bear interest at fixed interest rates and approximately $139.8 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 58.7% and 60% at December 31, 2006 and 2005, respectively. Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have approximately $1.6 million negative impact on our earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE NO.

Management's Report on Internal Control over Financial Reporting ..........   38

Report of Independent Registered Public Accounting Firm--
  Internal Control Over Financial Reporting ...............................   39

Report of Independent Registered Public Accounting Firm--
  Consolidated Financial Statements .......................................   40

Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004 ........................................   41

Consolidated Balance Sheets as of December 31, 2006 and 2005 ..............   42

Consolidated Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004 ........................................   43

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2006, 2005 and 2004 ....................   44

Notes to Consolidated Financial Statements ................................   45

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our consolidated financial statements for 2006 and has issued an attestation report concurring with management's assessment of our internal control over financial reporting. Grant Thornton's report appears on the following pages of this "Item 8. Financial Statements and Supplementary Data."

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                         INTERNAL CONTROL OVER REPORTING

The Board of Directors and Shareholders
Standard Motor Products, Inc.:

 We have audited management's assessment, included in the accompanying Management's Report On Internal Control Over Financial Reporting, that Standard Motor Products, Inc. (a New York corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Standard Motor Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that Standard Motor Products, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also in our opinion, Standard Motor Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the application of Statement of Financial Accounting Standards No. 123(R) as of January 1, 2006 and No. 158 as of December 31, 2006.


New York, New York
March 15, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                       CONSOLIDATED FINANCIAL STATEMENTS


The Board of Directors and Stockholders
Standard Motor Products, Inc.:

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (a New York corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006, in connection with the adoption of Statement of Financial Statement Standards No. 123 (revised 2004) "Share-Based Payment."

As discussed in Notes 13 and 14 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans, effective as of December 31, 2006, in connection with the adoption of Statement of Financial Statement Standards No. 158, "Employers' Accounting for Defined Pension and Other Post Retirement Plans."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Motor Products, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.


New York, New York
March 15, 2007


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                 2006              2005           2004
                                                                 ----              ----           ----
                                                                      (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE AND PER SHARE DATA)

Net sales ................................................   $    812,024    $    830,413    $    824,283

Cost of sales ............................................        606,803         644,433         629,290
                                                             ------------    ------------    ------------

   Gross profit ..........................................        205,221         185,980         194,993

Selling, general and administrative expenses .............        168,050         166,556         178,852

Restructuring expenses ...................................          1,856           5,342          11,449

Goodwill impairment charge ...............................           --              --             6,429
                                                             ------------    ------------    ------------

   Operating income (loss) ...............................         35,315          14,082          (1,737)

Other (expense) income, net ..............................           (383)          2,648           2,861

Interest expense .........................................         19,275          17,077          13,710
                                                             ------------    ------------    ------------

   Earnings (loss) from continuing operations before taxes         15,657            (347)        (12,586)

Provision (benefit) for income taxes .....................          6,494           1,423          (3,679)
                                                             ------------    ------------    ------------

Earnings (loss) from continuing operations ...............          9,163          (1,770)         (8,907)

Earnings (loss) from discontinued operation,
  net of income tax of $809, $ 1,118 and $2,606 ..........            248          (1,775)         (3,909)
                                                             ------------    ------------    ------------

Earnings (loss) before cumulative effect of
     accounting change ...................................          9,411          (3,545)        (12,816)

Cumulative effect of accounting change,
  net of tax of $1,043 ...................................           --              --            (1,564)
                                                             ------------    ------------    ------------

   Net earnings (loss) ...................................   $      9,411    $     (3,545)   $    (14,380)
                                                             ============    ============    ============

Net earnings (loss) per common share - Basic:

     Earnings (loss) from continuing operations ..........   $       0.50    $      (0.09)   $      (0.46)


     Discontinued operation ..............................           0.01           (0.09)          (0.20)

     Cumulative effect of accounting change ..............           --              --             (0.08)
                                                             ------------    ------------    ------------

Net earnings (loss) per common share - Basic .............   $       0.51    $      (0.18)   $      (0.74)
                                                             ============    ============    ============

Net earnings (loss) per common share - Diluted:

     Earnings (loss) from continuing operations ..........   $       0.50    $      (0.09)   $      (0.46)

     Discontinued operation ..............................           0.01           (0.09)          (0.20)

     Cumulative effect of accounting change ..............           --              --             (0.08)
                                                             ------------    ------------    ------------

Net earnings (loss) per common share - Diluted ...........   $       0.51    $      (0.18)   $      (0.74)
                                                             ============    ============    ============

Average number of common shares ..........................     18,283,707      19,507,818      19,331,358
                                                             ============    ============    ============

Average number of common shares and
  dilutive common shares .................................     18,325,175      19,507,818      19,331,358
                                                             ============    ============    ============


          See accompanying notes to consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                        ------------------------------
                                                                                            2006            2005
                                                                                            ----            ----
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT SHARE DATA)
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents........................................................    $ 22,348        $ 14,046
     Accounts receivable, less allowances for discounts and doubtful accounts
        of $9,465 and $9,574 in 2006 and 2005, respectively...........................     183,664         176,294
     Inventories......................................................................     233,970         243,297
     Deferred income taxes............................................................      14,011          14,081
     Prepaid expenses and other current assets........................................       7,845           7,972
                                                                                        --------------  --------------
              Total current assets....................................................     461,838         455,690
Property, plant and equipment, net....................................................      80,091          85,805
Goodwill and other intangibles, net...................................................      56,289          67,402
Other assets..........................................................................      41,874          44,147
                                                                                        -------------- --------------
              Total assets............................................................   $ 640,092       $ 653,044
                                                                                        ==============  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable....................................................................   $ 139,799       $ 149,236
     Current portion of long-term debt................................................         542             542
     Accounts payable.................................................................      53,783          52,535
     Sundry payables and accrued expenses.............................................      24,510          24,466
     Accrued customer returns.........................................................      21,705          22,346
     Restructuring accrual............................................................         703           1,286
     Accrued rebates..................................................................      20,769          24,017
     Payroll and commissions..........................................................      16,714          11,494
                                                                                        --------------  --------------
                  Total current liabilities...........................................     278,525         285,922
Long-term debt........................................................................      97,979          98,549
Post-retirement medical benefits and other accrued liabilities........................      51,678          45,962
Restructuring accrual.................................................................         383          11,348
Accrued asbestos liabilities..........................................................      20,828          25,556
                                                                                        --------------  --------------
                  Total liabilities...................................................     449,393         467,337
                                                                                        --------------  --------------

Commitments and contingencies
Stockholders' equity:
     Common Stock - par value $2.00 per share:
         Authorized 30,000,000 shares, issued 20,486,036 shares.......................      40,972          40,972
     Capital in excess of par value...................................................      57,429          56,966
     Retained earnings................................................................     112,481         109,649
     Accumulated other comprehensive income...........................................       3,541           4,158
     Treasury stock - at cost (2,109,816 and 2,315,645 shares in 2006
         and 2005, respectively)......................................................     (23,724)        (26,038)
                                                                                        --------------  --------------
                  Total stockholders' equity..........................................     190,699         185,707
                                                                                        --------------  --------------
                  Total liabilities and stockholders' equity..........................   $ 640,092       $ 653,044
                                                                                        ==============  ==============

          See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          2006         2005        2004
                                                                          ----         ----        ----
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss) ..................................................   $  9,411    $ (3,545)   $(14,380)

Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
     Depreciation and amortization ...................................     15,486      17,356      19,013
     Increase to allowance for doubtful accounts .....................        405         655         404
     Increase to inventory reserves ..................................      6,128       5,286       1,487
     Loss on disposal of property, plant and equipment ...............         71       2,940       1,379
     Loss on divestiture of European Temperature Control division ....      3,209        --          --
     Gain on retirement of debt ......................................       --        (1,258)       --
     Equity income from joint ventures ...............................       (915)       (955)       (752)
     Employee stock ownership plan allocation ........................      1,190       1,341       1,643
     Stock-based compensation ........................................        848        --          --
     Decrease (increase) in deferred income taxes ....................        328      (4,760)     (6,243)
     Increase (decrease) in tax valuation allowance ..................      1,875       3,074        (182)
     (Earnings) loss on discontinued operations, net of tax ..........       (248)      1,775       3,909
     Cumulative effect of accounting change ..........................       --          --         1,564
     Goodwill impairment charge ......................................       --          --         6,429
Change in assets and liabilities, net of effects from acquisitions and divestitures:
     (Increase) decrease in accounts receivable ......................    (11,758)    (25,597)     21,833
     (Increase) decrease in inventories ..............................       (701)     10,058      (5,350)
     (Increase) in prepaid expenses and other current assets .........        (43)       (491)        (82)
     Decrease in other assets ........................................        313       1,237       3,662
     Increase (decrease) in accounts payable .........................      7,693       2,760     (12,376)
     Decrease in sundry payables and accrued expenses ................     (2,637)     (6,968)     (5,969)
     Decrease in restructuring accrual ...............................     (1,095)     (5,516)    (12,222)
     Increase (decrease) in other liabilities ........................      4,129         370        (301)
                                                                         --------    --------    --------
         Net cash provided by (used in) operating activities .........     33,689      (2,238)      3,466
                                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment ..............        995       2,164       1,734
Capital expenditures, net of effects from acquisitions ...............    (10,080)     (9,957)     (9,774)
Payments for acquisitions, net of cash acquired ......................       --          --        (2,906)
Proceeds from the divestiture of European Temperature
  Control division ...................................................      3,119        --          --
                                                                         --------    --------    --------
         Net cash used in investing activities .......................     (5,966)     (7,793)    (10,946)
                                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreements .......................     (9,082)     39,820       9,717
Principal payments and retirement of long-term debt ..................       (570)    (14,655)     (3,341)
(Decrease) increase in overdraft balances ............................     (4,716)      3,288         834
Repurchase of shares held by Dana Corporation ........................       --       (11,899)       --
Proceeds from exercise of employee stock options .....................        738         169         972
Dividends paid .......................................................     (6,579)     (7,024)     (6,955)
                                                                         --------    --------    --------
         Net cash (used in) provided by financing activities .........    (20,209)      9,699       1,227
                                                                         --------    --------    --------
Effect of exchange rate changes on cash ..............................        788        (556)      1,540
                                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents .................      8,302        (888)     (4,713)
CASH AND CASH EQUIVALENTS at beginning of year .......................     14,046      14,934      19,647
                                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS at end of year .............................   $ 22,348    $ 14,046    $ 14,934
                                                                         ========    ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
         Interest ....................................................   $ 19,224    $ 17,227    $ 13,741
                                                                         ========    ========    ========
         Income taxes ................................................   $  2,976    $  3,456    $  2,582
                                                                         ========    ========    ========
Non-cash investing and financing activities:

     Reduction of restructuring accrual applied against goodwill .....   $ 10,606    $  1,243    $  1,000
                                                                         ========    ========    ========

                           See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                             CAPITAL             ACCUMULATED
                                                            IN EXCESS                OTHER
                                                  COMMON     OF PAR   RETAINED   COMPREHENSIVE  TREASURY
                                                  STOCK      VALUE     EARNINGS     INCOME        STOCK     TOTAL
                                                                                    (LOSS)
                                                ------------------------------------------------------------------
(IN THOUSANDS)


BALANCE AT DECEMBER 31, 2003 ................   $ 40,972    $ 58,086    $141,553   $  4,814   $(19,384)   $226,041
Comprehensive Loss:
      Net loss ..............................                            (14,380)                          (14,380)
      Foreign currency translation adjustment                                         2,242                  2,242
      Unrealized gain on interest rate swap
        agreements, net of tax of $127 ......                                           383                    383
      Minimum pension liability adjustment ..                                        (2,634)                (2,634)
                                                                                                          --------
      Total comprehensive loss ..............                                                              (14,389)
Cash dividends paid .........................                             (6,955)                           (6,955)
Exercise of employee stock options ..........                   (645)                            1,617         972
Employee Stock Ownership Plan ...............                    (17)                            1,660       1,643
                                                --------     -------    --------    -------   --------    --------
BALANCE AT DECEMBER 31, 2004 ................     40,972      57,424     120,218      4,805    (16,107)    207,312
Comprehensive Loss:
      Net loss ..............................                             (3,545)                           (3,545)
      Foreign currency translation adjustment                                          (940)                  (940)
      Unrealized gain on interest rate swap
        agreements, net of tax of $108 ......                                            26                     26
      Minimum pension liability adjustment ..                                           267                    267
                                                                                                          --------
      Total comprehensive loss ..............                                                               (4,192)
Cash dividends paid .........................                             (7,024)                           (7,024)
Exercise of employee stock options ..........                    (71)                              240         169
Employee Stock Ownership Plan ...............                   (387)                            1,728       1,341
Repurchase of shares held by Dana
           Corporation ......................                                                  (11,899)    (11,899)
                                                --------     -------    --------    -------   --------    --------

BALANCE AT DECEMBER 31, 2005 ................     40,972      56,966     109,649      4,158    (26,038)    185,707
Comprehensive Income:
      Net income ............................                              9,411                             9,411
      Foreign currency translation adjustment                                         1,300                  1,300
      Unrealized gain on interest rate swap
        agreements, net of tax of $(198) ....                                          (298)                  (298)
      Adoption of FASB Statement No. 158,
      net of income taxes of $1,906 .........                                         (1,414)               (1,414)
      Additional minimum pension liability
        adjustment ..........................                                           (205)                 (205)
                                                                                                          --------
      Total comprehensive income ............                                                                8,794
Cash dividends paid .........................                             (6,579)                           (6,579)
Exercise of employee stock options ..........                    (49)                              787         738
Stock based compensation ....................                    653                               195         848
Employee Stock Ownership Plan ...............                   (141)                            1,332       1,191
                                                --------     -------    --------    -------   --------    --------
BALANCE AT DECEMBER 31, 2006 ................   $ 40,972    $ 57,429    $112,481   $  3,541   $(23,724)   $190,699

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

INVENTORIES

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company's review of on-hand inventories. We provided for an inventory reserve of $35.4 million and $39.1 million as of December 31, 2006 and 2005, respectively.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company recognizes derivatives as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "accumulated other comprehensive income (loss)." Amounts in "accumulated other comprehensive income
(loss)" are reclassified into earnings in the "interest expense" caption when interest expense on the underlying borrowings is recognized.

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                           ESTIMATED LIFE
                                                    ----------------------------
   Buildings and improvements...................    25 to 33-1/2 years
   Building refurbishments......................    10 years
   Machinery and equipment......................    7 to 12 years
   Tools, dies and auxiliary equipment..........    3 to 8 years
   Furniture and fixtures.......................    3 to 12 years
   Leasehold improvements.......................    Shorter of life of asset or
                                                      lease term

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remains there until the underlying foreign operation is liquidated or substantially disposed of. Where the U.S. dollar is the functional currency, transaction gains or losses arising from the remeasurement of financial statements are recorded in the statement of operations under the caption "other income (expense)."

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

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of $9.9 million as of December 31, 2006 and 2005 were capitalized in other assets and are being amortized over the life of the related financing arrangements through 2009. As of December 31, 2006 and 2005, total accumulated amortization was $7 million and $5.4 million, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The annual net post-retirement benefit liability and related expense under our benefit plans are determined on an actuarial basis. Benefits are determined primarily based upon employees' length of service.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

REPORTING OF COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes (a) net income, (b) the cumulative effect of translating balance sheets of foreign subsidiaries to U.S. dollars, (c) the effect of adjusting interest rate swaps to market, and (d) the recognition of the unfunded status of pension and post-retirement benefit plans as well as minimum pension liabilities. The last three are not included in the income statement and are reflected as adjustments to shareholder's equity.

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

                                                     2006       2005     2004
                                                     ----       ----     ----
                                                           (IN THOUSANDS)

Weighted average common shares.....................18,284       19,508    19,331
Effect of potentially dilutive common shares.......    41         --        --
                                                   ------       ------    ------
Weighted average common equivalent shares
  outstanding assuming dilution....................18,325       19,508    19,331
                                                   ======       ======    ======

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                                   2006        2005       2004
                                                   ----        ----       ----
                                                         (IN THOUSANDS)

Stock options and restricted shares............     991       1,249       1,192
                                                 ======       ======    ======
Convertible debentures.........................   2,796       2,796       2,796
                                                 ======       ======    ======

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We place our cash investments with high quality financial institutions and limit the amount of credit exposure to any one institution. Although we are directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers' financial conditions. Our five largest individual customers, including members of a marketing group, accounted for 51%, 52% and 50% of consolidated net sales in 2006, 2005 and 2004, respectively. Two individual customers accounted for 18% and 14%, respectively, of consolidated net sales in 2006, 18% and 15%, respectively, of consolidated net sales in 2005, and 17% and 14%, respectively, of consolidated net sales in 2004. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2006 and 2005 were uninsured. Foreign cash balances at December 31, 2006 and 2005 were $11.7 million and $3 million, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted the provisions and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings. We have adopted SFAS 123R using a modified prospective application, under which prior periods are not revised for comparative purposes. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123R, we applied Accounting Principles Board Opinions ("APB") No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of incentive stock options, restricted stock and performance-based stock granted under our stock plans. Stock-based compensation expense for the year ended December 31, 2006 was $848,000 ($516,100 net of tax) or $0.03 per basic and diluted share. The adoption of SFAS 123R did not have a material impact on our financial position, results of operation or cash flows.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS



In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for our Company beginning January 1, 2007. FIN 48 will require adjustment to the opening balance of retained earnings (or other components of shareholders' equity in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. The Company is assessing the impact, if any, which the adoption of FIN 48 will have on our consolidated financial position, results of operations and cash flows.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which for the Company is the year ending December 31, 2008. The Company is assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires an employer to recognize the funded status of their defined benefit pension or postretirement plans on the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in shareholders' equity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The adoption of SFAS 158 resulted in an increase to total assets of $1.2 million, an increase to total liabilities of $2.6 million, and a decrease to shareholders' equity of $1.4 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or for the Company's year ending December 31, 2008. The Company is presently evaluating the impact of the measurement date change, which is not expected to be material.

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows (in thousands):


                                                                BEFORE APPLICATION                      AFTER APPLICATION
                                                                 OF SFAS NO. 158                         OF SFAS NO. 158
                                                                    ------------                            ------------
                                                                                        ADJUSTMENTS
Prepaid expenses and other current assets (current).............         $ 7,861              $ (16)            $ 7,845
Other assets (pension, deferred income taxes - non-
   current).....................................................          40,658              1,216              41,874
                                                                                             ------

Total assets....................................................         638,892              1,200             640,092
                                                                                             ------
Sundry payables and accrued expenses (pension, current).........          25,610             (1,100)             24,510
Pension and post-retirement medical benefits (non-current)......          47,964              3,714              51,678
                                                                                             ------
Total liabilities...............................................         446,779               2,614            449,393
Accumulated other comprehensive income (loss)...................           4,955             (1,414)              3,541
                                                                                             ------
Total liabilities and stockholders' equity......................        $638,892              $1,200           $640,092
                                                                                             =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, which for the Company is the year ending December 31, 2006. There was no impact of adopting SAB 108 to our consolidated financial position, results of operations and cash flows.

2.       RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we have reviewed our operations and implemented integration plans to restructure the operations of DEM. At the time, we announced that we would close seven DEM facilities, which has subsequently occurred. As part of the integration and restructuring plans, we accrued an initial restructuring liability of approximately $34.7 million at June 30, 2003. Such amounts were recognized as liabilities assumed in the acquisition and included in the allocation of the cost to acquire DEM. Accordingly, such amounts resulted in additional goodwill being recorded in connection with the acquisition. Subsequent to the acquisition, our estimate of the restructuring liability was updated and revised downward at various points in time, with a cumulative reduction to goodwill of $12.8 million as of December 31, 2006. As of December 31, 2006, the remaining restructuring accrual was $1.1 million as of December 31, 2006. We expect to pay most of the remaining amount in 2007 and 2008.

Of the initial restructuring accrual, approximately $15.7 million related to work force reductions and represented employee termination benefits. The accrual amount primarily provides for severance costs relating to the involuntary termination of employees, individually employed throughout DEM's facilities across a broad range of functions, including managerial, professional, clerical, manufacturing and factory positions. During the years ended December 31, 2006 and 2005, termination benefits of $0.2 million and $2.3 million, respectively, have been charged to the restructuring accrual. As of December 31, 2006, the reserve balance for workforce reductions was $0.5 million.

The initial restructuring accrual also included approximately $18 million consisting of the net present value of costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. Specifically, our plans were to consolidate certain of DEM operations into our existing plants. At December 31, 2005, we had a sublease commitment for one facility with Dana through 2021. However, on March 3, 2006, Dana filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. Pursuant to a court ruling in connection with Dana's Chapter 11 bankruptcy proceedings, effective March 31, 2006, we were released from, and no longer have any obligations with respect to, such lease commitment for the facility. We have accounted for the termination of such lease commitment as a

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES reduction of $10.5 million in our restructuring accrual, with a corresponding reduction to goodwill established on the acquisition of DEM. In addition to the above reduction, exit costs of $0.8 million were paid in 2006, leaving the exit reserve balance for exit costs at $0.6 million as of December 31, 2006.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM for the years ended December 31, 2006 and 2005 is as follows (in thousands):

                                                                  Workforce        Other Exit
                                                                  Reduction           Costs            Total
                                                               ----------------- ---------------- -----------------
Restructuring liability at December 31, 2004..............        $ 4,250           $ 15,143            $19,393
Cash payments during 2005.................................         (2,338)            (3,178)            (5,516)
Adjustments during 2005...................................         (1,103)              (140)            (1,243)
                                                               ----------------- ---------------- -----------------
Restructuring liability as of December 31, 2005...........         $  809           $ 11,825            $12,634
Cash payments during 2006.................................           (184)              (758)              (942)
Adjustments during 2006...................................           (153)           (10,453)           (10,606)
                                                               ----------------- ---------------- -----------------
Restructuring liability as of December 31, 2006...........          $ 472             $  614            $ 1,086
                                                               ================  ================ ==================


INTEGRATION EXPENSES

For the year ended December 31, 2006 and 2005, we incurred integration expenses of $1.9 million and $5.3 million, respectively. The 2006 amount primarily relates to the costs of moving our European and Puerto Rico production operations and the divestiture of a production unit of our Temperature Control Segment. In the second quarter of 2005, the Company effected an asset write-down for the outsourcing of some of its Temperature Control product lines resulting in a $3.3 million integration expense. The remainder of the 2005 costs is primarily due to the DEM integration.

On October 10, 2006, the Company announced plans to close its Puerto Rico manufacturing facility related to our Engine Management Segment following the expiration of the Internal Revenue Code Section 936 benefit and to further our efforts in streamlining costs. These operations will be moved to other manufacturing sites of the Company. The facility move and closure is planned to occur in a phased manner over the next 18-24 months. In connection with this closing, the Company will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. The Company estimates these termination benefits will amount to approximately $2 million which will be recognized as expense ratably over the requisite service period. The Company also expects to incur approximately $2.4 million of various expenses to move the production assets, close the Puerto Rico facility, and relocate some employees. These expenses will be recognized as incurred. In 2006 we incurred expenses of $0.4 million included above for one-time termination benefits.

Selected information relating to this exit activity is as follows (in thousands):


                                                          Workforce  Other Exit
                                                          Reduction     Costs       Total
                                                          ---------- ---------- -----------
Exit activity liability at December 31, 2006..............    $ --      $  --         $ --
Amounts provided for during 2006..........................      387        35          422
Cash payments during 2006.................................      --         --           --
                                                              ------    -------      ------
Exit activity liability at December 31, 2006..............    $ 387     $  35        $ 422
                                                              ------    -------      ------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In December 2006, we divested a majority portion of our European Temperature Control business. The transaction involved the sale of all of our voting stock of our subsidiaries in Italy and France. The proceeds from the divestiture were approximately $3.1 million, and the Company incurred a loss on divestiture of $3.2 (included in earnings from continuing operations before taxes - other (expense) income, net). The major classes of assets and liabilities at the time of sale were as follows: accounts receivable of $4 million, inventory of $3.9 million, accounts payable of $1.7 million, and accrued liabilities of $0.8 million. The European Temperature Control business was previously included in our European segment.

3.       ACCOUNTING FOR NEW CUSTOMER ACQUISITION COSTS

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

4.       SALES OF RECEIVABLES

Prior to November 18, 2005, the Company entered into agreements to sell undivided interests in certain of its receivables to factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third parties. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $240.7 million and $194.4 million of receivables during 2005 and 2004, respectively, and none in 2006. We retained no rights or interest, and had no obligations, with respect to the sold receivables. We do not service the receivables after the sale.

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

5.   INVENTORIES

                                                              DECEMBER 31,
                                                    ---------------------------
                                                           2006          2005
                                                           ----          ----
                                                             (IN THOUSANDS)
     Finished goods, net.......................         $169,183      $ 182,567
     Work in process, net......................            4,654          4,235
     Raw materials, net........................           60,133         56,495
                                                        --------      ---------
         Total inventories, net................         $233,970      $ 243,297
                                                        ========      =========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

6.   PROPERTY, PLANT AND EQUIPMENT

                                                               DECEMBER 31,
                                                       ------------------------
                                                        2006                2005
                                                        ----                ----
                                                           (IN THOUSANDS)
     Land, buildings and improvements..................$ 71,147        $ 70,748
     Machinery and equipment........................... 133,022         136,010
     Tools, dies and auxiliary equipment...............  24,270          22,447
     Furniture and fixtures............................  29,255          28,634
     Leasehold improvements............................   7,595           7,485
     Construction in progress..........................   5,732           6,552
                                                       --------       ---------
                                                        271,021         271,876
     Less accumulated depreciation..................... 190,930         186,071
                                                       --------        --------
     Total property, plant and equipment, net..........$ 80,091        $ 85,805
                                                       ========        ========


Depreciation expense was $13.4 million, $15 million and $16.8 million for 2006, 2005 and 2004, respectively.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

We test for impairment of our remaining goodwill at least annually. Under SFAS No. 142, "Goodwill and Other Intangible Assets," we completed our annual impairment test of goodwill as of December 31, 2006 and 2005, respectively, and determined that our goodwill was not impaired.

For 2004, after completion of our annual impairment test of goodwill, we determined that the carrying amounts of two of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units, the Company's weighted average cost of capital and market multiples. As a result, we recorded an impairment loss in the fourth quarter of 2004 of our remaining goodwill in our Temperature Control and European segments of $4.8 million and $1.6 million, respectively.

The changes in the carrying value of goodwill for our segments during the two years ended December 31, 2006 are as follows (in thousands):


                                                                TEMPERATURE
                                             ENGINE MANAGEMENT    CONTROL      EUROPE         TOTAL
                                             -----------------    -------      ------         -----
Balance as of December 31, 2004...........        $ 50,337        $  --       $   --       $ 50,337
Purchase accounting adjustments (Note 2)..          (1,243)          --           --         (1,243)
Balance as of December 31, 2005...........        $ 49,094        $  --       $   --       $ 49,094
Purchase accounting adjustments (Note 2)..         (10,606)          --           --        (10,606)
                                                  --------        -------     --------     --------
Balance as of December 31, 2006...........        $ 38,488        $  --       $   --       $ 38,488
                                                  ========        =======     ========     ========


In connection with the acquisition of DEM, we completed the purchase price allocation in June 2004. As a result, goodwill was reduced by $15.3 million in 2004 comprised of $16.1 million reclassified to other intangible assets based on a fair market valuation and $0.8 million increase related to the acquired inventory. During 2006 and 2005, goodwill was reduced $10.6 million and $1.2 million, respectively, based on a reduction in the restructuring cost estimate that had been established in purchase accounting. (See Note 2)

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

OTHER INTANGIBLE ASSETS

Other intangibles assets include computer software. Computer software, net of amortization, was $4.5 million and $3.9 million as of December 31, 2006 and 2005, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $1.0 million, $0.8 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets associated with the acquisition of DEM, as of December 31, 2006 and 2005, consist of (in thousands):

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        2006            2005
                                                        ----            ----
     Gross customer relationships..............         $10,000       $ 10,000
     Trademarks and trade names................           6,100          6,100
                                                        -------       --------
                                                         16,100         16,100
     Less accumulated amortization(1)..........           2,778          1,667
                                                        -------        -------
     Net.......................................         $13,322        $14,433
                                                        =======        =======

(1) Applies to the gross customer relationships.

Of the total purchase price, $16.1 million was allocated to intangible assets consisting of customer relationships and trademarks and trade names; $10 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and trade names which is not subject to amortization as they were determined to have indefinite useful lives. Amortization expense for acquired intangible assets was $1.1 million, $1.1 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated amortization expense for the next five years is $1.1 million in each year during 2007 through 2011.

8.   OTHER ASSETS
                                                           DECEMBER 31,
                                                 ------------------------------
                                                       2006            2005
                                                       ----            ----
                                                         (IN THOUSANDS)
Equity in joint ventures....................          $2,483          $ 2,014
Deferred income taxes, net (Note 16)........          24,434           26,567
Deferred financing costs, net...............           2,897            4,558
Other.......................................          12,060           11,008
                                                    --------          -------
     Total other assets, net................        $ 41,874          $44,147
                                                    ========          =======

Included in the above caption "Other" is a preferred stock investment of $1.5 million in a customer, which is carried at cost. Net sales to this customer amounted to $37.4 million, $47.8 million and $65.3 million in 2006, 2005 and 2004, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

9.   CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):
                                                           DECEMBER 31,
                                                --------------------------------
                                                     2006             2005
                                                     ----             ----
CURRENT
Revolving credit facilities (1).................    $ 139,799       $ 149,236
Current portion of mortgage loan................          542             542
                                                    ---------       ---------
                                                      140,341         149,778
                                                    ---------       ---------
LONG-TERM DEBT
6.75% convertible subordinated debentures.......       90,000          90,000
Mortgage loan...................................        8,416           8,912
Other...........................................          105             179
Less current portion of long-term debt..........          542             542
                                                     --------       ---------
                                                       97,979          98,549
                                                     --------       ---------
    Total debt..................................     $238,320       $ 248,327
                                                     ========       =========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

Maturities of long-term debt during the five years ending December 31, 2007 through 2011 are $0.5 million, $0.6 million, $90.6 million, $0.6 million and $0.7 million, respectively.

The Company had deferred financing cost of $2.9 million and $4.5 million as of December 31, 2006 and 2005, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized in the amount of $1.7 million in 2007, $0.7 million in 2008, $0.2 million in 2009 and $0.3 million for the period 2010-2018.

REVOLVING CREDIT FACILITY

We are parties to an agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The term of the credit agreement is through 2008 and provides for a line of credit up to $305 million. Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. After taking into account outstanding borrowings under the revolving credit facility, there was an additional $82.5 million available for us to borrow pursuant to the formula at December 31, 2006. Our credit agreement also permits dividends and distributions by us provided specific conditions are met.

At December 31, 2006, the interest rate on the Company's revolving credit facility was 7.8%. Direct borrowings under our revolving credit facility bear interest at the prime rate plus the applicable margin (as defined) or, at our option, the LIBOR rate plus the applicable margin (as defined). Outstanding borrowings under the revolving credit facility (inclusive of the Canadian term loan described below), which are classified as current liabilities, was $133.3 million at December 31, 2006. The Company maintains cash management systems in compliance with its credit agreements. Such systems require the establishment of lock boxes linked to blocked accounts whereby cash receipts are channeled to various banks to insure pay-down of debt. Agreements also classify such accounts and the cash therein as additional security for loans and other obligations to the credit providers. Borrowings are collateralized by substantially all of our

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. The terms of our revolving credit facility provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months) through 2008, and (2) to limit capital expenditure levels for each fiscal year through 2008. The terms of our revolving credit facility also provide, among other things, for the prohibition of accepting drafts under our customer draft programs after November 18, 2005.

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

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has a revolving credit facility. The amount of short-term bank borrowings outstanding under this facility was $6.5 million and $7 million at December 31, 2006 and 2005, respectively. The weighted average interest rates on these borrowings at December 31, 2006 and 2005 were 6.3% and 6.5%, respectively. At December 31, 2006, there was an additional $0.8 million available for our European subsidiary to borrow.

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

MORTGAGE LOAN AGREEMENT

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.5% maturing in July 2018. The mortgage loan is secured by a building and related property.

10.  INTEREST RATE SWAP AGREEMENTS

We do not enter into financial instruments for trading or speculative purposes. The principal financial instruments we have used in the past for cash flow hedging purposes are interest rate swaps. We have entered into interest rate swap agreements to manage our exposure to interest rate changes. The swaps effectively convert a portion of our variable rate debt under the revolving credit facility to a fixed rate, without exchanging the notional principal amounts.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In October 2003, we entered into an interest rate swap agreement with a notional amount of $25 million that matured in October 2006. Under this agreement, we received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 2.45% on the notional amount of $25 million. As of December 31, 2005 we had recorded a liability of $0.2 million associated therewith. The net offset was recorded in accumulated other comprehensive income. Following the maturity of the swap agreement, none of these amounts remain outstanding as of December 31, 2006.

If, at any time, the swaps were determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective would have been recognized as gain or loss in the statement of operations in the "interest expense" caption for the applicable period. There has not been any gain or loss reported in the statement of operations during the years ending December 31, 2006, 2005 or 2004.

11.  STOCKHOLDERS' EQUITY

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2006.

As of December 31, 2006, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2006, we did not repurchase any shares of our common stock.

Accumulated other comprehensive income is comprised of the following (in thousands):

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                          2006           2005
                                                                          ----           ----
Foreign currency translation adjustments..........................     $ 8,382      $  7,082
Unrealized gain on interest rate swap agreement, net of tax.......           --          298
Initial adoption of FASB Statement No. 158, net of income taxes         (1,414)          --
Minimum pension liability.........................................      (3,427)       (3,222)
                                                                       -------      --------
Total accumulated other comprehensive income......................     $ 3,541      $  4,158
                                                                       =======      ========

In January 1996, our Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). Under the Rights Plan, the Board declared a dividend of one Preferred Share Purchase Right ("Right") for each of our outstanding common shares. The dividend was payable on March 1, 1996 to the shareholders of record as of February 15, 1996. The Rights were attached to and automatically traded with the outstanding shares of our common stock. The Rights were exercisable only upon the occurrence of certain events. In February 2006, the Rights Plan expired according to its stated terms.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

12.      STOCK-BASED COMPENSATION PLANS

We have five stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated as of May 25, 2004, we were authorized to issue options to purchase 1,500,000 shares. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, which terminates as of May 20, 2014, we were authorized to issue options to purchase 500,000 shares. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we were authorized to issue options to purchase 50,000 shares under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Under the 2006 Omnibus Incentive Plan, which was approved by our shareholders in May 2006, we are authorized to issue equity awards of up to 700,000 shares. Equity awards forfeited under the previous stock option plans and incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to the equity awards so forfeited. At December 31, 2006, under our stock option plans, there were an aggregate of (a) 1,030,948 shares of common stock authorized for grants, (b) 990,898 shares of common stock granted, and (c) no shares of common stock available for future grants. At December 31, 2006, under our 2006 Omnibus Incentive Plan, there were an aggregate of (a) 700,000 shares of common stock authorized for grants, (b) 94,100 shares of common stock granted, and (c) 605,900 shares of common stock available for future grants.

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

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS 123R for all stock-based compensation that was granted on or after January 1, 2006. Stock-based compensation expense was $848,000 ($516,100 net of tax) or $0.03 per basic and diluted share for the year ended December 31, 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Had we determined compensation cost based on the fair value at the grant date for our pre-2006 stock option grants, our pro forma net income and net income per common share would have been as follows (in thousands, except per share data):

                                                          Year Ended       Year Ended
                                                       December 31 2005 December 31 2004
                                                       ---------------- ----------------
Net losses as reported.............................      $ (3,545)        $ (14,380)
                                                         --------         ---------
Less: Stock-based employee compensation expense
determined under fair value method for all awards, net
of related tax effects.............................           678              452
                                                         --------         --------
Pro forma net losses...............................      $ (4,223)        $ (14,832)
                                                         ========         =========
Losses per share:
    Basic - as reported............................      $  (0.18)        $  (0.74)
                                                         --------         --------
    Basic - pro forma..............................      $  (0.22)        $  (0.77)
                                                         --------         --------
    Diluted - as reported..........................      $  (0.18)        $  (0.74)
                                                         --------         --------
    Diluted - pro forma............................      $  (0.22)        $  (0.77)
                                                         ========         =========


STOCK OPTION GRANTS

There were no stock options granted in the year ended December 31, 2006 and options to purchase 280,500 shares of common stock were granted in the year ended December 31, 2005. Accordingly, we have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. Further, the current year's expense reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

The stock options granted prior to 2006 have been vesting gradually at annual intervals. In our prior period SFAS 123 pro forma disclosures, our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.
Prior to this year, we provided pro forma net income and net income per common share disclosures for stock option grants based on the fair value of the options at the grant date. For purposes of presenting pro forma information, the fair value of options granted was computed using the Black Scholes option pricing model with the following assumptions applicable to each remaining unvested annual grant:

YEAR OF GRANT:                                 2005            2004
-------------                                  ----            ----
Expected option life....................    3.9 years       3.9 years
Expected stock volatility...............        39.1%           38.6%
Expected dividend yield.................         3.4%            2.7%
Risk-free rate..........................         4.0%            3.6%
Fair value of option....................        $2.72           $3.46

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate was based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility was based on historical volatility of the Company's common stock.

The following is a summary of the changes in outstanding stock options for the year ended December 31, 2006:

                                                             Weighted   Weighted Average
                                                                Average       Remaining
                                                                Exercise     Contractual
                                                   Shares        Price        Term (years)
                                                   ---------- ----------------------------
Outstanding at beginning of year................   1,249,226   $ 14.42           6.2
Expired.........................................   (180,665)   $ 20.43             0
Exercised.......................................   ( 70,038)   $ 10.55             0
Forfeited, Other................................     (7,625)   $ 12.76           5.8
-------------------------------------------------- ---------- ----------------------------

Outstanding at end of year......................     990,898   $ 13.61           5.1
-------------------------------------------------- ---------- ----------------------------

Options exercisable at end of year..............     861,148   $ 13.91           4.6
-------------------------------------------------- ---------- ----------------------------


The aggregate intrinsic value of all outstanding stock options was $1.9 million, of which $1.4 million relates to options that are exercisable. The total intrinsic value of options exercised was $0.3 million, $0 million and $0.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a summary of the changes in non-vested stock options for the year ended December 31, 2006:
                                                              Weighted
                                                            Average Grant
                                                 Shares    Date Fair Value
                                               ---------- ------------------
Non-vested shares at January 1, 2006 ..........  494,426       $ 3.04
Forfeitures....................................    5,000       $ 2.83
Vested.........................................  359,676       $ 3.16
                                                 -------
Non-vested shares at December 31, 2006.........  129,750       $ 2.72
                                                 =======

Stock option-based compensation expense in 2006 was $547,400 ($333,100 net of tax), including $264,700 for unvested options. As of December 31, 2006, we have $88,200 of unrecognized compensation cost related to non-vested stock options granted, which will be recognized over a weighted-average period of 0.25 years.

RESTRICTED AND PERFORMANCE STOCK GRANTS

Under our 2006 Omnibus Incentive Plan, the Company is authorized to issue shares of restricted and performance-based stock to eligible employees and directors. Prior to the time a restricted share becomes fully vested or a performance share is issued, the awardee cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardee has all other rights of a stockholder, including the right to vote (but not receive dividends during the vesting period). Prior to the time a performance share is

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES issued, the awardee shall have no rights as a stockholder. Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively. Performance-based shares are subject to a three year measuring period and the achievement of Company performance targets and, depending upon the achievement of such performance targets, then may become vested on the third anniversary of the date of grant. Management believes it is probable that the performance targets will be achieved.

All shares and rights are subject to forfeiture if certain employment conditions are not met. Under the plan, 700,000 shares are authorized to be issued. For the year ended December 31, 2006, 95,225 restricted and performance-based shares were granted (67,725 restricted shares and 27,500 performance-based shares). In determining the grant date fair value for U.S. GAAP purposes, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. For the year ended December 31, 2006, forfeitures are estimated at 2% for employees and 0% for executives and directors, respectively, based on evaluations of historical and expected future turnover.

The Company recorded compensation expense related to restricted shares and performance-based shares of $164,200 ($99,900 net of tax) and $0 for the year ended December 31, 2006 and 2005, respectively. The unamortized compensation expense related to the Company's restricted and performance-based shares was $506,200 at December 31, 2006 and is expected to be recognized over a weighted average period of 2.3 and 0.3 years for employees and directors, respectively.

The Company's restricted and performance-based share activity was as follows for the year ended December 31, 2006:
                                                              Weighted
                                                           Average Grant
                                                          Date Fair Value
                                                Shares       Per Share
                                         -------------------------------------

Balance at January 1, 2006 ............           --              --
   Granted ............................         95,225          $ 7.21
   Vested .............................            200          $ 7.84
   Forfeited ..........................          1,250          $ 6.90
Balance at December 31, 2006 ..........         93,775          $ 7.21
                                                ======

The weighted-average grant date fair value of restricted and performance-based shares granted during the year ended December 31, 2006 was $676,600, or $7.21 per share. No restricted or performance-based shares were authorized, granted, outstanding or vested during the years ended December 31, 2005 and 2004.

13.    RETIREMENT BENEFIT PLANS

As discussed in Note 1, the Company adopted the provisions of SFAS No. 158 on December 31, 2006. The adoption related to retirement benefit plans resulted in a decrease to total assets of $0.1 million, a decrease to total liabilities $0.5 million, and an increase to shareholders' equity of $0.4 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or for the Company's year ending December 31, 2008. The Company is presently evaluating the impact of the measurement date change, which is not expected to be material.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We had a defined benefit pension plan covering certain former employees of our former brake business. During 2002, a partial settlement of the plan occurred in conjunction with the purchase of non-participating annuity contracts for plan members. The final settlement under the plan has occurred as the remaining assets under the plan have been distributed. All pension benefit obligations have been satisfied, the projected benefit obligation under the plan was $0, and the plan was closed out.

The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan (in thousands):

                                                                DECEMBER 31,
                                                        ------------------------
                                                             2006           2005
                                                             ----           ----
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year...............      $  --         $  --
Interest cost.........................................         --            --
Actuarial loss........................................         --            --
Settlement............................................         --            --
Benefits paid.........................................         --            --
                                                            -------       ------
Benefit obligation at end of year.....................      $  --         $  --
                                                            =======       ======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year........     $ 587         $ 594
Settlement............................................      (610)            --
Actual return on plan assets..........................         23           (7)
Benefits paid.........................................        --             --
                                                            ------        ------
Fair value of plan assets at end of year..............      $  0          $ 587
                                                            ------        ------
FUNDED STATUS.........................................         0          $ 587
Unrecognized net actuarial loss.......................         0             66
                                                            ------        ------
Net amount recognized (prepaid benefit cost)..........      $  0          $ 653
                                                            ======        ======

Weighted average assumptions are as follows (in thousands):

                                                                DECEMBER 31,
                                                        ------------------------
                                                         2006     2005      2004
                                                         ----     ----      ----

Discount rates..........................................  N/A      N/A      N/A
Expected long-term rate of return on assets.............  N/A      N/A      N/A

Components of net periodic (benefit) cost follow (in thousands):

                                                          DECEMBER 31,
                                                  ------------------------------
                                                    2006      2005      2004
                                                    ----      ----      ----
Interest cost.....................................  $ -         $ -    $  -
Return on assets..................................    -           -       -
Settlement........................................    -           -       -
Recognized actuarial (gain) loss..................    1          33     116
                                                   -------     -----  -------
Net periodic (benefit) cost.......................  $ 1        $ 33   $ 116
                                                   =======     =====  =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

We and certain of our subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees. The provisions for retirement expense in connection with the plans are as follows (in thousands):

                                                                     DEFINED
                                                    MULTI-      CONTRIBUTION AND
                                               EMPLOYER PLANS      OTHER PLANS
                                               --------------      -----------
Year ended December 31,
2006.......................................           $ 445           $ 3,804
2005.......................................             434             3,759
2004.......................................             454             3,980

We have an Employee Stock Ownership Plan and Trust ("ESOP") for employees who are not covered by a collective bargaining agreement. Employees were granted 118,500 shares, 114,500 shares, and 110,000 shares during 2006, 2005 and 2004, respectively, under the terms of the ESOP. These shares were issued directly from treasury stock.

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2006, we committed 118,500 shares to be released leaving 182,000 shares remaining in the trust. The provision for expense in connection with the ESOP was approximately $1.2 million in 2006, $1.3 million in 2005, and $1.6 million in 2004.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. Such contributions were $83,000 in 2006, $69,000 in 2005, and $79,000 in 2004.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In October 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

                                                               DECEMBER 31,
                                                       ------------------------
                                                          2006             2005
                                                          ----             ----
                                                          (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..............     $ 5,495      $ 4,599
Service cost .........................................         393          394
Interest cost ........................................         284          255
Actuarial loss (gain) ................................        (530)         247
                                                           -------      -------
Benefit obligation at end of year ....................     $ 5,642      $ 5,495
                                                           =======      =======
FUNDED STATUS ........................................      (5,642)      (5,495)
Unrecognized prior service cost ......................         690          801
Additional minimum pension liability .................      (1,029)      (1,435)
Unrecognized net actuarial loss ......................         912        1,559
                                                           -------      -------
Net amount recognized (accrued benefit cost) .........     $(5,069)     $(4,570)
                                                           =======      =======

Components of net periodic benefit cost follow (in thousands):
                                                           DECEMBER 31,
                                                --------------------------------
                                                   2006         2005       2004
                                                   ----         ----       ----
Service cost....................................  $ 393       $ 394      $ 355
Interest cost...................................    284         255        232
Amortization of prior service cost..............    111         110        111
Amortization of unrecognized loss...............    117         118        128
                                                  -----       -----      -----
Net periodic benefit cost.......................  $ 905       $ 877      $ 826
                                                  =====       =====      =====

Actuarial assumptions used to determine costs and benefit obligations are as follows:
                                                      DECEMBER 31,
                                           -------------------------------------
                                             2006          2005         2004
                                             ----          ----         ----
Discount rates............................. 5.75%          5.50%        5.75%
Salary increase............................   4%            4%           4%

The following SERP benefit payments are expected to be paid (in thousands):

                                                           BENEFITS
                                                      --------------------

       2007...........................................         $ 0
       2008...........................................         351
       2009...........................................         351
       2010...........................................         351
       2011...........................................         351
       Years 2012 - 2016..............................       1,754

The estimated net loss and prior service cost for the plan that is expected to be amortized from accumulated other comprehensive income into pension costs during 2007 are $0.1 million and $0.1 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Our UK pension plan is comprised of a defined benefit plan and a defined contribution plan. Effective April 1, 2001, the defined benefit plan was closed to new entrants and existing active members ceased accruing any further benefits.

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of our UK defined benefit plan:

                                                             DECEMBER 31,
                                                      --------------------------
                                                          2006             2005
                                                          ----            -----
                                                              (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..............     $ 2,886      $ 3,412
Service cost .........................................        --           --
Interest cost ........................................         168          157
Actuarial loss .......................................        --           (216)
Benefits paid ........................................        (125)        (121)
Translation adjustment ...............................         381         (346)
                                                           -------      -------
Benefit obligation at end of year ....................     $ 3,310      $ 2,886
                                                           =======      =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .......     $ 2,678      $ 2,353
Settlement ...........................................          94          109
Actual return on plan assets .........................         288          587
Benefits paid ........................................        (125)        (121)
Expenses .............................................        --            (12)
Translation adjustment ...............................         353         (238)
                                                           -------      -------
Fair value of plan assets at end of year .............     $ 3,288      $ 2,678
                                                           -------      -------
FUNDED STATUS ........................................         (22)        (208)
Unrecognized prior service cost ......................        --           --
Additional minimum pension liability .................      (1,974)      (2,380)
Unrecognized net actuarial loss ......................        --           --
                                                           -------      -------
Net amount recognized (accrued benefit cost) .........     $(1,996)     $(2,588)
                                                           =======      =======

Amounts recognized in the consolidated balance sheet consist of (in thousands):

                                                               DECEMBER 31,
                                                        -----------------------
                                                             2006      2005
                                                             ----      ----
Current liabilities..................................... $   --      $   (208)
Non-current liabilities.................................     (22)          --
Accumulated other comprehensive loss....................  (1,974)      (2,380)
                                                        ----------- -----------
Net amount recognized...................................$ (1,996)    $ (2,588)
                                                        =========== ===========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                            2006      2005
                                                            ----     -----
Net actuarial (gain) loss................................ $  --     $  --
Prior service cost (credit)..............................     22       208
Additional minimum pension liability.....................  1,974     2,380
                                                         --------- ------------
Net amount recognized....................................$ 1,996   $ 2,588
                                                         ========= ============

Information for the UK pension plan with accumulated benefit obligation in excess of plan assets (in thousands):

                                                             DECEMBER 31,
                                                       -------------------------
                                                           2006           2005
                                                           ----           ----
Projected benefit obligation........................... $ 3,310         $ 2,886
Accumulated benefit obligation......................... $ 3,310         $ 2,886
Fair value of plan assets.............................. $ 3,288         $ 2,678

Components of net periodic benefit cost follow (in thousands):
                                                           DECEMBER 31,
                                                --------------------------------
                                                  2006         2005         2004
                                                  ----         ----         ----
Service cost ...............................      $--         $--         $--
Interest cost ..............................        168         157         171
Amortization of transition obligation ......       --          --          --
Amortization of prior service cost .........       --          --          --
Amortization of net actuarial loss .........       --          --          --
Recognized actuarial (gain) loss ...........       (196)       (145)       (150)
                                                  ------      -----       -----
Net periodic benefit cost ..................      $ (28)      $  12       $  21
                                                  =====       =====       =====

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                         DECEMBER 31,
                           ----------------------------------------
                           2006              2005             2004
                           ----              ----             ----
Discount rates............ 5.23%            5.23%             5.23%
Inflation................. 3.00%            3.00%             2.97%

The UK pension plan's weighted-average asset allocation by asset category are as follows:

                                                         DECEMBER 31,
                                                      --------------------------
                                                       2006        2005
                                                       ----        -----
Equity securities.....................................  70%         78%
Bonds.................................................  14%         20%
Property..............................................  16%          0%
Cash..................................................   0%          2%
                                                      ---------- -----------
                                                      ---------- -----------
                                                       100%        100%
                                                      ========== ===========
The return on plan assets for 2006 was approximately 9.8%. The return on plan assets for 2005 was approximately 28%.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                          PENSION
                                                         BENEFITS
                                                     -------------------

       2007..........................................      $  98
       2008..........................................        118
       2009..........................................        137
       2010..........................................        157
       2011..........................................        176
       Years 2012 - 2016.............................     $1,175

The provision for retirement expense in connection with the UK defined contribution plan is as follows (in thousands):

                                                                DEFINED
                                                           CONTRIBUTION PLAN
                                                           -----------------
Year ended December 31,
2006.....................................................          $ 289
2005.....................................................            305
2004.....................................................            313

14.  POST-RETIREMENT MEDICAL BENEFITS

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

Effective September 1, 2005, we restricted the eligibility requirements of employees who can participate in this program, whereby all active participants hired after 1995 are no longer eligible. In addition, in accordance with SFAS No. 106, Employers' Accounting For Post-Retirement Benefits Other Than Pensions, we recognized a curtailment gain of $3.8 million for our post-retirement plan related to changes made to our plan which included the above eligibility restriction. The curtailment accounting required us to recognize pro-rata portion of the unrecognized prior service cost as a result of the changes.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. The Medicare Reform Act expanded Medicare to include, for the first time, coverage for prescription drugs. In connection with the Medicare Reform Act, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. In January 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies and, consequently, our accumulated post-retirement benefit obligation decreased by $6.8 million.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

As a result of the reduced eligibility and Medicare subsidy explained above, we are benefiting in 2006 from a reduction to our post-retirement benefit costs through negative amortization of prior service costs.

As discussed in Note 1, the Company adopted the provisions of SFAS No. 158 on December 31, 2006. The adoption related to post-retirement medical benefit plans resulted in an increase to total assets of $1.3 million, an increase to total liabilities $3.1 million, and a decrease to shareholders' equity of $1.9 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or for the Company's year ending December 31, 2008. The Company is presently evaluating the impact of the measurement date change, which is not expected to be material.

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan (in thousands):

                                                                DECEMBER 31,
                                                       -------------------------
                                                          2006           2005
                                                          ----           ----
Benefit obligation at beginning of year ..........      $ 35,302       $ 46,960
Service cost .....................................           807          2,924
Interest cost ....................................         2,050          2,330
Amendments .......................................          --          (20,667)
Actuarial loss ...................................           953          4,749
Benefits paid ....................................          (920)          (994)
                                                        --------       --------
Benefit obligation at end of year ................      $ 38,192       $ 35,302
                                                        --------       --------
Funded status ....................................      $(38,192)      $(35,302)
Unrecognized transition obligation ...............          --               34
Unrecognized prior service costs .................          --          (14,334)
Unrecognized net actuarial loss ..................          --           15,114
                                                        --------       --------
Accrued benefit cost .............................      $(38,192)      $(34,488)
                                                        ========       ========

Components of net periodic benefit cost following (in thousands):

                                                               DECEMBER 31
                                                  ---------------------------------------
                                                        2006           2005        2004
                                                        ----           ----        ----
Service cost......................................     $ 807         $2,924      $ 3,486
Interest cost.....................................     2,050          2,330        2,389
Amortization of transition obligation.............         4             30           42
Amortization of prior service cost................   (2,868)        (1,190)          124
Amortization of net actuarial loss................         -              6            5
Recognized actuarial (gain) loss..................     1,481          1,056          663
                                                  ------------   ------------   ---------
Net periodic benefit cost.........................   $ 1,474         $5,156       $6,709
SFAS 106 curtailment gain.........................         --        (3,842)            --
                                                  ------------   ------------   ---------
     Total benefit cost...........................   $ 1,474         $1,314       $6,709
                                                  ============   ============   =========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                   2006        2005       2004
                                                   ----        ----       ----
Discount rate..................................... 5.75%      5.50%       5.75%
Current medical cost trend rate ..................  9%          9%         10%
Current dental cost trend.........................  5%          5%         5%
Ultimate medical cost trend rate..................  5%          5%         5%
Year trend rate declines to ultimate.............. 2011        2010       2009

Our measurement date for this plan is December 31.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):
                                                                  NET
                                                             POST-RETIREMENT
                                                                BENEFITS
                                                    -------------------------
                     2007........................                $ 997
                     2008........................                1,080
                     2009........................                1,181
                     2010........................                1,292
                     2011........................                1,385
                     Years 2012 - 2016...........              $ 9,273

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2006 (in thousands):

                                                                             1-PERCENTAGE-   1-PERCENTAGE- POINT
                                                                             POINT INCREASE        DECREASE
                                                                             --------------- -------------------
Effect on total of service and interest cost components................          $    565       $    (453)
Effect on post retirement benefit obligation...........................           $ 6,762        $ (5,477)

The estimated net loss and prior service cost (credit) for the plan that is expected to be amortized from accumulated other comprehensive income into post-retirement medical benefits cost during 2007 are $1.2 million and ($2.9) million, respectively.

15.  OTHER INCOME (EXPENSE), NET

                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                 2006        2005       2004
                                                                 ----        ----       ----
                                                                        (IN THOUSANDS)

Interest and dividend income .................................   $   498    $   311    $   615
Gain on early retirement of debt .............................      --        1,258       --
Income from joint ventures ...................................       915        956        753
Loss on divestiture of European Temperature Control operations    (3,209)      --         --
Gain (loss) on disposal of property, plant and equipment .....       (71)       160       --
(Loss) gain on foreign exchange ..............................       646       (768)       731
Other income - net ...........................................       838        731        762
                                                                 -------    -------    -------
    Total other income (expense), net ........................   $  (383)   $ 2,648    $ 2,861
                                                                 =======    =======    =======


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



16.  INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                    2006      2005      2004
                                                    ----      ----      ----
Current:
  Domestic......................................    $ 968     $ 233   $ (2,476)
   Foreign......................................    2,135     2,137      4,022
                                                  -------    ------   ---------
Total Current...................................    3,103     2,370       1,546
Deferred:
   Domestic.....................................    3,416    (1,074)     (4,558)
   Foreign......................................      (25)      127        (667)
                                                  -------   -------   ---------
Total Deferred..................................    3,391      (947)     (5,225)
                                                  -------   -------   ---------
Total income tax provision (benefit)............  $ 6,494   $ 1,423   $  (3,679)
                                                  =======   =======   =========



We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested. The Company has provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $35.9 million at the end of 2006, $36.1 million at the end of 2005 and $28.8 million at the end of 2004.

Earnings before income taxes for foreign operations (excluding Puerto Rico) amounted to approximately $6.6 million, $6.8 million and $6.8 million in 2006, 2005 and 2004, respectively. Prior to 2006, U.S. income taxes on the earnings of the Puerto Rican subsidiary were largely eligible for tax credits against such U.S. income taxes. During 2006, such earnings became fully subject to U.S. income taxes. Such earnings are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring in 2016.

Reconciliations between taxes at the United States federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                           ----------------------------
                                                                            2006      2005        2004
                                                                            ----      ----        ----

U.S. federal income tax rate of 35%........................................ $5,480    $ (121)  $ (4,405)
Increase (decrease) in tax rate resulting from:
   State and local income taxes, net of federal income tax benefit.........     33      (121)      (361)
   State tax credits.......................................................      8      (535)       --
   Non-deductible items, net...............................................    246       241        174
   Impact on deferred tax assets, Puerto Rico.............................. (1,146)      --          --
   Income (benefit) taxes attributable to foreign income...................     (2)    (1,115)    1,095
   Change in valuation allowance...........................................  1,875      3,074      (182)
                                                                            ------     ------  --------
   Provision (benefit) for income taxes.................................... $6,494     $1,423  $ (3,679)
                                                                            ======     ======  ========


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):


                                                                           DECEMBER 31,
                                                                   -----------------------------
                                                                        2006           2005
                                                                        ----           ----
Deferred tax assets:
   Inventories...................................................         $9,922        $8,701
   Allowance for customer returns................................          7,285         8,298
   Post-retirement benefits......................................         13,261        12,889
   Allowance for doubtful accounts...............................          3,495         3,375
   Accrued salaries and benefits.................................          9,672         5,596
   Net operating loss, capital loss and tax credit carry forwards         21,136        24,928
   Goodwill......................................................          1,512         2,458
   Accrued asbestos liabilities..................................          8,691        10,703
   Other.........................................................          7,194         7,142
                                                                        --------      --------
                                                                          82,168        84,090
                                                                        --------      --------
   Valuation allowance...........................................        (28,006)      (26,131)
                                                                        --------      --------
   Total.........................................................       $ 54,162      $ 57,959
                                                                        ========      ========
Deferred tax liabilities:
   Depreciation..................................................         $4,743        $7,270
   Promotional costs.............................................            482           233
   Goodwill......................................................            514           444
   Restructuring costs...........................................          8,620         7,659
   Other.........................................................          1,358         1,705
                                                                        --------      --------
   Total.........................................................         15,717        17,311
                                                                        --------      --------
Net deferred tax assets..........................................       $ 38,445      $ 40,648
                                                                        ========      ========


The current net deferred tax assets are $14 million and $14.1 million for 2006 and 2005, respectively. The non-current net deferred tax assets are $24.4 million and $26.6 million for 2006 and 2005, respectively. The tax valuation allowance was allocated to the current deferred tax assets in the amounts of $10.3 million and $9.1 million in 2006 and 2005, respectively. The long term tax deferred assets had a valuation allowance of $17.7 million and $17.1 million in 2006 and 2005, respectively.

We performed an assessment regarding the realization of the net deferred tax assets, which includes projecting future taxable income, and have increased the valuation allowance by $1.9 million. The increase in the valuation allowance specifically applied to the capital loss realized in the US during the year as well as to European operating losses, given the uncertainty of realizing these benefits in the future. The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of the Company's U.S. net operating and capital loss carryovers, state tax credit carryovers, U.S. foreign tax credit carryovers, foreign net operating loss carry forwards, and certain long lived deferred tax assets stemming mainly from accrued asbestos liabilities and post-retirement benefit obligations. Approximately $21 million of the valuation allowance relates to US tax assets of $53 million. Approximately $97 million of taxable income will need to be generated to realize the deferred tax asset. We believe it is more likely than not that we will be able to generate this level of taxable income within 5 years based on the continuance of recently improved trends. As such, with regard to the remaining net deferred tax assets, we have determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the related benefits. However, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At December 31, 2006, we have approximately $32.6 million of domestic and foreign net operating loss carry forwards, of which $21.3 million will expire between 2024 and 2025, with the remainder (foreign) having an indefinite carry forward period. We also have foreign tax credit carry forwards of approximately $1.1 million that will expire between 2010 and 2012, a capital loss carry forward of approximately $2.8 million that will expire in 2011 and an alternative minimum tax credit carry forward of approximately $6.2 million, which has no expiration date.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            2006          2005          2004
                                            -----         -----         -----
Net sales:
  Engine Management ..................    $ 543,221     $ 547,008     $ 562,769
  Temperature Control ................      211,102       229,226       210,094
  Europe .............................       47,044        43,423        40,651
  Other ..............................       10,657        10,756        10,769
                                          ---------     ---------     ---------
    Total ............................    $ 812,024     $ 830,413     $ 824,283
                                          =========     =========     =========
Depreciation and amortization:
  Engine Management ..................    $   9,893     $   9,992     $  10,921
  Temperature Control ................        3,457         4,717         5,640
  Europe .............................          816         1,415         1,444
  Other ..............................        1,320         1,232         1,008
                                          ---------     ---------     ---------
    Total ............................    $  15,486     $  17,356     $  19,013
                                          =========     =========     =========
Operating profit (loss):
  Engine Management ..................    $  41,249     $  19,338     $  24,549
  Temperature Control ................       11,954        11,936        (2,114)
  Europe .............................           46          (572)       (2,034)
  Other ...............................     (17,934)      (16,620)      (22,138)
                                          ---------     ---------     ---------
    Total ............................    $  35,315     $  14,082     $  (1,737)
                                          =========     =========     =========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2006       2005           2004
                                             -----       -----          ----
Investment in equity affiliates:
  Engine Management ...................    $    --      $    --       $    --
  Temperature Control .................         --           --            --
  Europe ..............................          201         (202)         (322)
  Other ...............................        2,282        2,216         2,260
                                           ---------    ---------     ---------
    Total .............................    $   2,483    $   2,014     $   1,938
                                           =========    =========     =========
Capital expenditures:
  Engine Management ...................    $   7,481    $   7,511     $   7,513
  Temperature Control .................        1,339        1,813         1,383
  Europe ..............................        1,215          623           793
  Other ...............................           45           10            85
                                           ---------    ---------     ---------
  Total ...............................    $  10,080    $   9,957     $   9,774
                                           =========    =========     =========
Total assets:
  Engine Management ...................    $ 430,158    $ 438,116     $ 429,631
  Temperature Control .................      109,734      114,441       125,656
  Europe ..............................       26,708       28,217        30,936
  Other ...............................       73,492       72,270        70,346
                                           ---------    ---------     ---------
    Total .............................    $ 640,092    $ 653,044     $ 656,569
                                           =========    =========     =========


Reconciliation of segment operating profit (loss) to net income (loss):

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                2006          2005      2004
                                                -----         ----      -----
Operating profit (loss) ....................   $ 35,315    $ 14,082    $ (1,737)
Other (expense) income .....................       (383)      2,648       2,861
Interest expense ...........................     19,275      17,077      13,710
                                               --------    --------    --------
Earnings (loss) from continuing operations
    before taxes ...........................     15,657        (347)    (12,586)
 Income tax expense (benefit) ..............      6,494       1,423      (3,679)
                                               --------    --------    --------

Earnings (loss) from continuing operations .      9,163      (1,770)     (8,907)
 Discontinued operation, net of tax ........        248      (1,775)     (3,909)
Cumulative effect of accounting change, net
  of tax ...................................       --          --        (1,564)
                                               --------    --------    --------
Net earnings (loss) ........................   $  9,411    $ (3,545)   $(14,380)
                                               ========    ========    ========

Our five largest individual customers, including members of a marketing group, accounted for 51%, 52% and 50% of consolidated net sales in 2006, 2005 and 2004, respectively. These net sales were generated from our Engine Management and Temperature Control Segments.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Other Adjustments consist of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS 131.

                                                      REVENUE
                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                      2006            2005             2004
                                      ----            ----             ----
                                                   (IN THOUSANDS)
United States....................... $ 688,030         $ 716,358     $ 714,955
Canada..............................    48,537            46,353        45,115
Europe..............................    47,044            43,423        40,651
Other Foreign.......................    28,413            24,279        23,562
                                     ---------         ---------     ---------
   Total............................ $ 812,024         $ 830,413     $ 824,283
                                     =========         =========     =========



                                                 LONG LIVED ASSETS
                                               YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                        2006            2005            2004
                                        ----            ----            ----
                                                   (IN THOUSANDS)
United States........................   $ 144,208       $ 161,451     $ 174,056
Europe...............................       4,821           4,682         6,214
Canada...............................       4,014           3,900         4,144
Other Foreign........................         778             754           785
                                        ---------       ---------     ---------
  Total..............................   $ 153,821       $ 170,787     $ 185,199
                                        =========       =========     =========




Revenues are attributed to countries based upon the location of the customer. Long lived assets are attributed to countries based upon the location of the assets.

19.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


LONG-TERM DEBT

The fair value of our long-term debt is estimated based on quoted market prices or current rates offered to us for debt of the same remaining maturities.

INTEREST RATE SWAPS

The fair value of our financial instruments is based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk.

The estimated fair values of our financial instruments are as follows (in thousands):

                                                  CARRYING AMOUNT     FAIR VALUE
DECEMBER 31, 2006
Cash and cash equivalents......................       $ 22,348         $22,348
Trade accounts receivable......................        183,664         183,664
Trade accounts payable.........................         53,783          53,783
Short term borrowings..........................        139,799         139,799
Long-term debt.................................         98,521          94,584
Interest rate swaps............................           --             --
DECEMBER 31, 2005
Cash and cash equivalents......................       $ 14,046        $ 14,046
Trade accounts receivable......................        176,294         176,294
Trade accounts payable.........................         52,535          52,535
Short term borrowings..........................        149,236         149,236
Long-term debt.................................         99,091          97,847
Interest rate swaps............................            496             496

20. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three years ended December 31, 2006 was as follows (in thousands):


                                                TOTAL    REAL ESTATE    OTHER
2006......................................     $8,438      $5,983      $2,455
2005......................................      9,928       6,970       2,958
2004......................................     11,858       7,686       4,172

At December 31, 2006, we are obligated to make minimum rental payments through 2017, under operating leases, which are as follows (in thousands):

2007................................................           $ 6,657
2008................................................             5,614
2009................................................             4,446
2010................................................             2,059
2011................................................             1,913
Thereafter..........................................             8,582
                                                               -------
Total...............................................           $29,271
                                                               =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We also have lease and sub-lease agreements in place for various properties under our control. We expect to receive operating lease payments from lessees during the five years ending December 31, 2007 through 2012 of $0.7 million, $0.6 million, $0.4 million, $0.2 million, and $0, respectively.

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2006 and 2005, we have accrued $11.7 million and $12.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2006, 2005 and 2004 were $49.3 million, $50.3 million and $47.8 million, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                                   DECEMBER 31,
                                                          ------------------
                                                             2006      2005
                                                             ----      ----
   Balance, beginning of period.........................  $ 12,701   $13,194
   Liabilities accrued for current year sales...........    49,259    50,273
   Settlements of warranty claims.......................   (50,256)  (50,766)
                                                          --------   -------
   Balance, end of period...............................  $ 11,704   $12,701
                                                          ========   =======



LETTERS OF CREDIT. At December 31, 2006, we had outstanding letters of credit with certain vendors aggregating approximately $2.2 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

CHANGE OF CONTROL ARRANGEMENTS. We entered into Change in Control arrangements with two key officers. In the event of a Change of Control (as defined in the agreement), each executive will receive severance payments (as defined in the agreement) and certain other benefits.

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006, approximately 3,270 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through February 28, 2007, the amounts paid for settled claims are approximately $5 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

ANTITRUST LITIGATION. On November 30, 2004, the Company was served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case excused himself, and a new judge has been assigned. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

21.      QUARTERLY FINANCIAL DATA UNIT (UNAUDITED)


2006:
QUARTER ENDED                                     DEC. 31,     SEPT. 30,   JUNE 30,    MAR. 31,
                                                    2006         2006        2006        2006
                                                    ----         ----        ----        ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ....................................   $ 169,019    $ 203,755    $ 229,174   $ 210,076
                                                 ---------    ---------   ---------    ---------
Gross profit .................................      45,952       49,332      56,706       53,231
                                                 ---------    ---------   ---------    ---------
(Loss) earnings from continuing operations ...      (1,473)       2,583       5,455        2,598
                                                 ---------    ---------   ---------    ---------
(Loss) income from discontinued operation,
  net of taxes ...............................        (355)       1,656        (289)        (764)
                                                 ---------    ---------   ---------    ---------
Net (loss) earnings ..........................   $  (1,828)   $   4,239   $   5,166    $   1,834
                                                 ---------    ---------   ---------    ---------
Net (loss) earnings from continuing operations
     per common share:
     Basic ...................................   $   (0.08)   $    0.14   $    0.30    $    0.14
     Diluted .................................   $   (0.08)   $    0.14   $    0.30    $    0.14
                                                 ---------    ---------   ---------    ---------
Net (loss) earnings per common share:
     Basic ...................................   $   (0.10)   $    0.23   $    0.28    $    0.10
     Diluted .................................   $   (0.10)   $    0.23   $    0.28    $    0.10
                                                 ---------    ---------   ---------    ---------



2005:
QUARTER ENDED                                     DEC. 31,    SEPT. 30,   JUNE 30,      MAR. 31,
                                                    2005        2005        2005          2005
                                                    ----        ----        ----          ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ....................................   $ 172,137    $ 224,438    $ 226,512    $ 207,326
                                                 ---------    ---------    ---------    ---------
Gross profit .................................      39,498       49,137       48,910       48,435
                                                 ---------    ---------    ---------    ---------
(Loss) earnings from continuing operations ...      (5,705)       4,163       (1,281)       1,053
                                                 ---------    ---------    ---------    ---------
Loss from discontinued operation, net of taxes        (535)        (449)        (384)        (407)
                                                 ---------    ---------    ---------    ---------
Net (loss) earnings ..........................   $  (6,240)   $   3,714    $  (1,665)   $     646
                                                 ---------    ---------    ---------    ---------
Net (loss) earnings from continuing operations
     per common share:
     Basic ...................................   $   (0.29)   $    0.21    $   (0.07)   $    0.05
     Diluted .................................   $   (0.29)   $    0.21    $   (0.07)   $    0.05
                                                 ---------    ---------    ---------    ---------
Net (loss) earnings per common share:
     Basic ...................................   $   (0.32)   $    0.19    $   (0.09)   $    0.03
     Diluted .................................   $   (0.32)   $    0.19    $ ( 0.09)    $    0.03
                                                 ---------    ---------    ---------    ---------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial report as of December 31, 2006. The report is under the caption "Management's Report on Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data", which report is incorporated herein by reference.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

Grant Thornton, our independent registered public accounting firm, has issued an opinion as to management's assessment and as to the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. The opinion is under the caption "Report of Independent Registered Public Accounting Firm-Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data" for this attestation report, which is incorporated herein by reference.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended December 31, 2006 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement") set forth under the captions "Election of Directors," "Management Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2007 Proxy Statement set forth under captions "Corporate Governance," "Executive Compensation and Related Information" and "Compensation and Management Development Committee Report."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2007 Proxy Statement set forth under the captions "Executive Compensation and Related Information" and "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated herein by reference to the information in our 2007 Proxy Statement set forth under the captions "Corporate Governance" and "Executive Compensation and Related Information."

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2007 Proxy Statement set forth under the captions "Audit and Non-Audit Fees."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1)       The Index to Consolidated Financial Statements of the
               Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

     (2) The following financial schedule and related report for the years 2006, 2005 and 2004 is submitted herewith:

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

                                            STANDARD MOTOR PRODUCTS, INC.
                                                (REGISTRANT)


                                              /S/ LAWRENCE I. SILLS
                                              -----------------------
                                             Lawrence I. Sills
                                             Chairman, Chief Executive Officer
                                             and Director


                                             /S/ JAMES J. BURKE
                                             ---------------------
                                             James J. Burke
                                             Vice President, Finance and
                                             Chief Financial Officer


New York, New York
March 16, 2007

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


March 16, 2007                 /S/  LAWRENCE I. SILLS
                               ----------------------
                                    Lawrence I. Sills
                                    Chairman, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)

March 16, 2007                 /S/ JAMES J. BURKE
                               ------------------
                                    James J. Burke
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

March 16, 2007                 /S/ LUC GREGOIRE
                                    Luc Gregoire
                                    Corporate Controller and
                                    Chief Accounting Officer

March 16, 2007                 /S/  ROBERT M. GERRITY
                               ----------------------
                                    Robert M. Gerrity, Director

March 16, 2007                 /S/  ARTHUR S. SILLS
                               --------------------
                                    Arthur S. Sills, Director

March 16, 2007                 /S/  PETER J. SILLS
                               -------------------
                                    Peter J. Sills, Director

March 16, 2007                 /S/  FREDERICK D. STURDIVANT
                               ----------------------------
                                    Frederick D. Sturdivant, Director

March 16, 2007                 /S/  WILLIAM H. TURNER
                               ----------------------
                                    William H. Turner, Director

March 16, 2007                 /S/  ROGER M. WIDMANN
                               -----------------------------
                                    Roger M. Widmann, Director

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

                          STANDARD MOTOR PRODUCTS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

10.17 Credit Agreement, dated as of December 29, 2005, among SMP Motor Products, Ltd., as Borrower, (incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2006).

10.18 Repurchase and Prepayment Agreement, dated as of December 29, 2005, between Standard Motor Products, Inc., and Dana Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2006).

10.19 Amendment to the Standard Motor Products, Inc. Supplemental Compensation Plan, effective December 1, 2006.

10.20 Retention Bonus and Insurance Agreement, dated December 26, 2006, between Standard Motor Products, Inc. and John Gethin.

10.21 Retention Bonus and Insurance Agreement dated December 26, 2006, between Standard Motor Products, Inc. and James Burke.

21        List of Subsidiaries of Standard Motor Products, Inc.

23        Consent of Independent Registered Public Accounting Firm.

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                           ACCOUNTING FIRM ON SCHEDULE




Stockholders and Board of Directors
Standard Motor Products, Inc.


We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 referred to in our report dated March 15, 2007, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes explanatory paragraphs, relating to the application of Statement of Financial Accounting Standards No. 123(R) as of January 1, 2006 and No. 158 as of December 31, 2006. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




New York, New York
March 15, 2007



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2006, 2005 and 2004

                                                                   ADDITIONS
                                       Balance at         Charged to
                                       beginning           costs and                                                Balance at
           DESCRIPTION                  OF YEAR            EXPENSES           OTHER               DEDUCTIONS       END OF YEAR
           -----------                  -------            --------           ------              ----------       -----------

YEAR ENDED DECEMBER 31, 2006:
  Allowance for doubtful accounts  $      7,527,000   $         405,000 $     (382,000)  (1)  $        239,000  $      7,311,000
  Allowance for discounts                 2,047,000          11,491,000               --            11,384,000          2,154,000
                                     ---------------    ----------------  ---------------       --------------    ---------------
                                   $      9,574,000   $      11,896,000 $     (382,000)  (1)  $     11,623,000  $      9,465,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for sales returns        $     22,346,000   $      82,259,000 $      (95,000)  (1)  $     82,805,400  $     21,705,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for inventory valuation  $     39,061,000   $       6,128,000 $     (846,000)  (1)  $      8,905,000  $     35,438,000
                                     ===============    ================  ===============       ===============   ===============


YEAR ENDED DECEMBER 31, 2005:
  Allowance for doubtful accounts  $      7,422,000   $         655,000 $             --       $        550,000  $      7,527,000
  Allowance for discounts                 1,932,000          11,708,000               --            11,593,000          2,047,000
                                     ---------------    ----------------  ---------------       --------------    ---------------
                                   $      9,354,000   $      12,363,000 $             --       $     12,143,000  $      9,574,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for sales returns        $     23,127,000   $      83,872,000 $             --       $     84,653,000  $     22,346,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for inventory valuation  $     39,638,000   $       5,286,000 $             --       $      5,863,000  $     39,061,000
                                     ===============    ================  ===============       ===============   ===============


YEAR ENDED DECEMBER 31, 2004:
  Allowance for doubtful accounts  $      3,009,000   $         404,000 $     5,163,000  (2)  $      1,154,000  $      7,422,000
  Allowance for discounts                 2,000,000          12,319,000               --             12,387,000         1,932,000
                                     ---------------    ----------------  ---------------       ---------------   ---------------
                                   $      5,009,000   $      12,723,000 $     5,163,000       $     13,541,000  $      9,354,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for sales returns        $     24,115,000   $      86,452,000 $       194,000  (3)  $     87,634,000  $     23,127,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for inventory valuation  $     41,803,000   $       1,487,000 $       430,000  (3)  $      4,082,000  $     39,638,000
                                     ===============    ================  ===============       ===============   ===============


(1)       Allowances for divested companies.

(2) The Company previously presented the reserve for accounts receivable balances over 90 days past due as a reduction to the gross receivable balance instead of as part of the allowance for doubtful accounts. In the fourth quarter of 2004, the Company decided to record the $5,163,000 of accounts receivable over 90 days past due as part of gross accounts receivable instead of as an offset to the allowance for doubtful accounts. There was no impact on the net accounts receivable recorded on the consolidated balance sheets.

(3)       Allowances acquired through acquisitions.