Form 10-Q
period 2007-03-31
STANDARD MOTOR PRODUCTS INC
filed 2007-05-10
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of the close of business on April 30, 2007 there were 18,878,231 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                             NO.
Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Operations and
           Retained Earnings (Unaudited) for the Three Months Ended
           March 31, 2007 and 2006.............................................3

           Consolidated Balance Sheets
           as of March 31, 2007 (Unaudited) and December 31, 2006..............4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended March 31, 2007 and 2006..................5

           Consolidated Statement of Changes in Stockholders' Equity
           (Unaudited) for the Three Months Ended
           March 31, 2007 and 2006.............................................6

           Notes to Consolidated Financial Statements (Unaudited)............. 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........26

Item 4.    Controls and Procedures............................................27

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................28

Item 6.    Exhibits...........................................................28

Signatures....................................................................29

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                (In thousands, except share and per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                        -----------------------------
                                                           2007               2006
                                                           ----               ----
                                                                  (Unaudited)

Net sales ...........................................   $    199,815    $    210,076
Cost of sales .......................................        147,940         156,845
                                                        ------------    ------------
       Gross profit .................................         51,875          53,231
Selling, general and administrative expenses ........         42,731          43,788
Restructuring expenses ..............................            678              87
                                                        ------------    ------------
       Operating income .............................          8,466           9,356
Other income, net ...................................            267             350
Interest expense ....................................          4,541           4,453
                                                        ------------    ------------
       Earnings from continuing operations
            before taxes ............................          4,192           5,253
 Provision for income tax ...........................          1,256           2,655
                                                        ------------    ------------
       Earnings from continuing operations ..........          2,936           2,598
Loss from discontinued operation, net of income taxes           (349)           (764)
                                                        ------------    ------------
       Net earnings .................................   $      2,587    $      1,834
                                                        ============    ============

PER SHARE DATA:
Net earnings per common share - Basic:
     Earnings from continuing operations ............   $       0.16    $       0.14
     Discontinued operation .........................          (0.02)          (0.04)
                                                        ------------    ------------
Net earnings per common share - Basic ...............   $       0.14    $       0.10
                                                        ============    ============

Net earnings per common share - Diluted:
     Earnings from continuing operations ............   $       0.16    $       0.14
     Discontinued operation .........................          (0.02)          (0.04)
                                                        ------------    ------------
Net earnings per common share - Diluted .............   $       0.14    $       0.10
                                                        ============    ============

Average number of common shares .....................     18,451,695      18,192,774
                                                        ============    ============
Average number of common shares and dilutive
     common shares ..................................     18,600,884      18,195,888
                                                        ============    ============

          See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                                                                March 31,    December 31,
                                                                                   2007          2006
                                                                               -----------   ------------
                                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ............................................   $  18,318    $  22,348
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $9,962 and $9,465 for 2007 and 2006, respectively ....     227,701      183,664
       Inventories ..........................................................     242,421      233,970
       Deferred income taxes ................................................      13,874       14,011
       Prepaid expenses and other current assets ............................      11,953        7,845
                                                                                ---------    ---------
           Total current assets .............................................     514,267      461,838

Property, plant and equipment, net ..........................................      79,268       80,091
Goodwill and other intangibles, net .........................................      55,715       56,289
Other assets ................................................................      39,458       41,874
                                                                                ---------    ---------
          Total assets ......................................................   $ 688,708    $ 640,092
                                                                                =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable ........................................................   $ 173,368    $ 139,799
       Current portion of long-term debt ....................................         454          542
       Accounts payable .....................................................      73,448       53,783
       Sundry payables and accrued expenses .................................      19,088       24,510
       Accrued customer returns .............................................      21,493       21,705
       Restructuring accrual ................................................         684          703
       Accrued rebates ......................................................      22,706       20,769
       Payroll and commissions ..............................................      12,662       16,714
                                                                                ---------    ---------
              Total current liabilities .....................................     323,903      278,525
                                                                                ---------    ---------

Long-term debt ..............................................................      97,832       97,979
Post-retirement medical benefits and other accrued liabilities ..............      52,145       51,678
Restructuring accrual .......................................................         226          383
Accrued asbestos liabilities ................................................      20,748       20,828
                                                                                ---------    ---------
              Total liabilities .............................................     494,854      449,393
                                                                                ---------    ---------
Commitments and contingencies
Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares ......      40,972       40,972
       Capital in excess of par value .......................................      58,460       57,429
       Retained earnings ....................................................     111,484      112,481
       Accumulated other comprehensive income ...............................       3,689        3,541
       Treasury stock - at cost 1,845,452 and 2,109,816 shares in
              2007 and 2006, respectively ...................................     (20,751)     (23,724)
                                                                                ---------    ---------
                  Total stockholders' equity ................................     193,854      190,699
                                                                                ---------    ---------
                  Total liabilities and stockholders' equity ................   $ 688,708    $ 640,092
                                                                                =========    =========

                           See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            ---------------------
                                                                               2007        2006
                                                                               ----        ----
                                                                                 (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ........................................................   $  2,587    $  1,834
   Adjustments to reconcile net earnings to
    net cash used in operating activities:
     Depreciation and amortization ......................................      3,780       3,921
     (Decrease) increase in allowance for doubtful accounts .............        (37)        461
     Increase in inventory reserves .....................................      1,128       1,161
     Loss on disposal of property, plant and equipment ..................         99           7
     Equity income from joint ventures ..................................       (173)        (77)
     Employee stock ownership plan allocation ...........................        467         297
     Stock-based compensation ...........................................        148         283
     Decrease in deferred income taxes ..................................        458       1,944
     Loss from discontinued operation, net of income tax ................        349         764
   Change in assets and liabilities:
     Increase in accounts receivable ....................................    (44,000)    (56,598)
     Increase in inventories ............................................     (9,579)     (7,490)
     Increase in prepaid expenses and other current assets ..............     (2,708)       (146)
     Decrease in other assets ...........................................        342         999
     Increase in accounts payable .......................................     17,184      10,310
     Decrease in sundry payables and accrued expenses ...................     (3,485)     (4,176)
     Decrease in restructuring accrual ..................................       (176)       (842)
     Decrease in other liabilities ......................................     (4,226)        (26)
                                                                            --------    --------
         Net cash used in operating activities ..........................    (37,842)    (47,374)
                                                                            --------    --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of property, plant and equipment ..............          6           8
   Capital expenditures .................................................     (2,482)     (1,935)
                                                                            --------    --------
         Net cash used in investing activities ..........................     (2,476)     (1,927)
                                                                            --------    --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line-of-credit agreements .......................     33,569      43,319
   Principal payments and retirement of long-term debt ..................       (235)       (142)
   Increase in overdraft balances .......................................      2,481       1,727
   Proceeds from exercise of employee stock options .....................      1,782        --
    Excess tax benefits related to the exercise of employee stock options        207        --
   Dividends paid .......................................................     (1,658)     (1,635)
                                                                            --------    --------
         Net cash provided by financing activities ......................     36,146      43,269
                                                                            --------    --------
  Effect of exchange rate changes on cash ...............................        142          79
                                                                            --------    --------
  Net decrease in cash and cash equivalents .............................     (4,030)     (5,953)
  CASH AND CASH EQUIVALENTS at beginning of the period ..................     22,348      14,046
                                                                            --------    --------
  CASH AND CASH EQUIVALENTS at end of the period ........................   $ 18,318    $  8,093
                                                                            ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest .............................................................   $  5,976    $  5,722
                                                                            ========    ========
   Income taxes .........................................................   $  1,125    $  1,398
                                                                            ========    ========
 Non-cash financing activity:
   Reduction of restructuring accrual applied against goodwill ..........   $   --      $ 10,221
                                                                            ========    ========

          See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2007
                                   (Unaudited)



                                                           CAPITAL IN              ACCUMULATED
 (In thousands)                                             EXCESS OF                 OTHER
                                               COMMON         PAR        RETAINED  COMPREHENSIVE  TREASURY
                                                STOCK        VALUE       EARNINGS     INCOME       STOCK       TOTAL
                                                -----        -----       --------     ------       -----       -----
Balance at December 31, 2006 ..............   $  40,972    $  57,429    $ 112,481   $   3,541   $ (23,724)   $ 190,699
 Impact of adopting new accounting
   pronouncement (a) ......................                                (1,926)                              (1,926)
Comprehensive income:
    Net earnings ..........................                                 2,587                                2,587
    Foreign currency translation
      adjustment ..........................                                               149                      149
    Minimum pension liability
      adjustment ..........................                                                (1)                      (1)
                                                                                                             ---------
    Total comprehensive income ............                                                                      2,735
Cash dividends paid .......................                                (1,658)                              (1,658)
Exercise of employee stock options ........                      147                                1,635        1,782
Stock-based compensation ..................                      148                                               148
 Tax benefits applicable to the exercise of
   employee stock options .................                      207                                               207
Employee Stock Ownership Plan .............                      529                                1,338        1,867
                                              ---------    ---------    ---------   ---------   ---------    ---------
Balance at March 31, 2007 .................   $  40,972    $  58,460    $ 111,484   $   3,689   $ (20,751)   $ 193,854
                                              =========    =========    =========   =========   =========    =========

(a)  Relates to the impact of adopting the provisions of Financial Accounting
     Standards Board Interpretation No. 48, Accounting for Uncertainty in Income
     Taxes - an interpretation of FASB Statement No. 109 ("FIN 48").


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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2007, the Company adopted the provisions of FIN 48. The cumulative effect of adoption was a $1.9 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $2.3 million, all of which would impact the effective tax rate, if recognized.

The Company continues the practice of recognizing interest and penalties associated with income tax matters as components of the "Provision for income taxes". The Company's accrual for interest and penalties was $ 0.4 million upon adoption of FIN 48 and as at March 31, 2007.

The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. The Company does not presently anticipate that its unrecognized tax benefits will significantly increase or decrease prior to March 31, 2008; however, actual developments in this area could differ from those currently expected.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

NOTE 3.  RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we have a restructuring accrual of $0.9 million remaining as of March 31, 2007, most of this amount we expect to pay in 2007 and 2008. The restructuring accrual related to work force reductions and represented employee termination benefits. During the year ended December 31, 2006 and the three months ended March 31, 2007, termination benefits of $0.2 million and $0.2 million, respectively, have been charged to the restructuring accrual. As of March 31, 2007, the reserve balance for workforce reductions was at $0.3 million. The restructuring accrual also includes costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. As of March 31, 2007, we have an exit reserve balance for other exit costs at $0.6 million.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):

                                           Workforce     Other Exit
                                           Reduction       Costs         Total
                                           -------------------------------------
Restructuring liability at
  December 31, 2006 ...................      $   472       $   614      $ 1,086
Cash payments during first
  three months of 2007 ................         (176)         --           (176)
                                             -------       -------      -------
Restructuring liability as
  of March 31, 2007 ...................      $   296       $   614      $   910
                                             =======       =======      =======

INTEGRATION EXPENSES

During the first quarter of 2007 and 2006, we incurred integration expenses of approximately $0.7 million and $0.1 million, respectively. The 2007 amount primarily relates to the cost of moving and closing our Puerto Rico production operations, while the 2006 amount relates to the cost of moving our European production operations.

On October 10, 2006, the Company announced plans to close its Puerto Rico manufacturing facility related to the Engine Management Segment following the expiration of the Internal Revenue Code Section 936 benefit and to further our efforts in streamlining costs. These operations will be moved to other manufacturing sites of the Company. The facility move and closure is planned to occur in a phased manner over the next 18-24 months. In connection with this closing, the Company will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. The Company estimates these termination benefits will amount to approximately $2 million which will be recognized as expense ratably over the requisite service period. The Company also expects to incur approximately $2.4 million of various expenses to move the production assets, close the Puerto Rico facility, and relocate some employees. These expenses will be recognized as incurred. During the first quarter of 2007, we incurred expenses of $0.4 million for one-time termination benefits and $0.3 million of other exit costs.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Selected information relating to this exit activity is as follows (in thousands):
                                           Workforce     Other Exit
                                           Reduction       Costs         Total
                                           -------------------------------------
Exit activity liability at
  December 31, 2006 .....................       $ 387        $  35        $ 422
Amounts provided during first
  three months of 2007 ..................         378          277          655
Cash payments during first
  three months of 2007 ..................         (36)        (312)        (348)
                                                -----        -----        -----
Exit activity liability at
  March 31, 2007 ........................       $ 729        $--          $ 729
                                                =====        =====        =====

In December 2006, we divested a majority portion of our European Temperature Control business. The transaction involved the sale of all of our voting stock of our subsidiaries in Italy and France. The proceeds from the divestiture were approximately $3.1 million, and the Company incurred a loss on divestiture of $3.2 million (included in earnings from continuing operations before taxes - other (expense) income, net). The major classes of assets and liabilities at the time of sale were as follows: accounts receivable of $4 million, inventory of $3.9 million, accounts payable of $1.7 million, and accrued liabilities of $0.8 million. The European Temperature Control business was previously included in our European segment.


NOTE 4.  INVENTORIES

                                                March 31,   December 31,
                                                  2007          2006
                                                ---------     --------
                                                     (in thousands)
   Finished goods, net........................   $168,404     $169,183
   Work in process, net.......................      5,614        4,654
   Raw materials, net.........................     68,403       60,133
                                                ---------     --------
       Total inventories, net.................   $242,421     $233,970
                                                =========     ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 5. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):
                                                         March 31,  December 31,
                                                           2007          2006
                                                         ---------  ------------
CURRENT
Revolving credit facilities (1) ....................      $173,368      $139,799
Current portion of mortgage loan ...................           454           542
                                                          --------      --------
                                                           173,822       140,341
                                                          --------      --------
LONG-TERM DEBT
6.75% convertible subordinated debentures ..........        90,000        90,000
Mortgage loan ......................................         8,286         8,416
Other ..............................................          --             105
Less: current portion of long-term debt ............           454           542
                                                          --------      --------
                                                            97,832        97,979
                                                          --------      --------
    Total debt .....................................      $271,654      $238,320
                                                          ========      ========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

Maturities of long-term debt during the five years ending December 31, 2007 through 2011 are $0.5 million, $0.6 million, $90.6 million, $0.6 million and $0.7 million, respectively.

The Company had deferred financing costs of $2.9 million and $3.5 million as of December 31, 2006 and March 31, 2007, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized in the amount of $1 million in 2007, $0.8 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.7 million for the period 2011-2018.

REVOLVING CREDIT FACILITY

On March 20, 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation, which prior credit facility provided for a $305 million credit facility and which was to expire in 2008. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option, and the interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by our same subsidiaries and secured by our same assets as the prior $305 million credit facility.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $93 million available for us to borrow pursuant to the formula at March 31, 2007. At December 31, 2006, the interest rate on the Company's prior credit facility was 7.8%, and at March 31, 2007, the interest rate on our restated credit agreement was 6.7%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $133.3 million and $166.9 million at December 31, 2006 and March 31, 2007, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety (90) days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, an increasing amount of the Company's borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of the convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

CANADIAN TERM LOAN

On March 20, 2007, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. This credit agreement amends our existing $7 million credit agreement which was to expire in 2008. The amended credit agreement provides for a line of credit of up to $12 million, of which $7 million is currently outstanding and which amount is part of the $275 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in 2012. Direct borrowings under the amended credit agreement bear interest at the Canadian Bankers Acceptance rate plus the US revolver applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option.

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has a revolving credit facility which, at the March 31, 2007, provides for a line of credit up to $7.3 million. The amount of short-term bank borrowings outstanding under this facility was $6.5 million on each of December 31, 2006 and March 31, 2007. The weighted average interest rate on these borrowings on each of December 31, 2006 and March 31, 2007 was 6.3%. At March 31, 2007, there was an additional $0.8 million available for our European subsidiary to borrow.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

MORTGAGE LOAN AGREEMENT

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

NOTE 6.  COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):

                                                           Three Months Ended
                                                         ----------------------
                                                                March 31,
                                                             2007          2006
                                                             ----          ----
   Net earnings as reported.............................. $ 2,587       $ 1,834
   Foreign currency translation adjustment...............     149           163
   Minimum pension liability adjustment..................     (1)             7
   Unrealized loss on interest rate swap
       agreements, net of income tax.....................      --           (72)
                                                          -------       -------
   Total comprehensive income............................ $ 2,735       $ 1,932
                                                          =======       =======

NOTE 7.  STOCK-BASED COMPENSATION PLANS

We have five stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated as of May 25, 2004, we were authorized to issue options to purchase 1,500,000 shares. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, which terminates as of May 20, 2014, we were authorized to issue options to purchase 500,000 shares. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we were authorized to issue options to purchase 50,000 shares under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Under the 2006 Omnibus Incentive Plan, we are authorized to issue equity awards of up to 700,000 shares. Equity awards forfeited under the previous stock option plans and incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to the equity awards so forfeited.

The Company follows the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006 and (b) SFAS 123R for all stock-based compensation that was granted on or after January 1, 2006.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

STOCK OPTION GRANTS

There were no stock options granted in the three months ended March 31, 2007 and 2006. We have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. The expense for the three months ended March 31, 2007 and 2006 reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

The stock options granted prior to 2006 have been vesting gradually at annual intervals. In our prior period SFAS 123 pro forma disclosures, our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2007:


                                               Weighted       Weighted Average
                                                Average        Remaining
                                               Exercise         Contractual
                               Shares            Price          Term (years)
                             ----------------- ---------------------------------
Outstanding at beginning
  of year.................... 990,898           $ 13.61              5.1
Exercised.................... 145,364           $ 12.26                --
Forfeited....................   5,668           $ 13.34              5.7
---------------------------------------------- ---------------------------------

Outstanding at end of
  Quarter.................... 839,866           $ 13.85              5.1
---------------------------------------------- ---------------------------------

Options exercisable at end
  of quarter................. 711,241           $ 14.25              4.5
--------------------------------------------------------------------------------

At March 31, 2007, the aggregate intrinsic value of outstanding stock options was $3.1 million, of which $2.4 million relates to options that are exercisable. At December 31, 2006, the aggregate intrinsic value of outstanding stock options was $1.9 million, of which $1.4 million relates to options that were exercisable.

The following is a summary of the changes in non-vested stock options for the three months ended March 31, 2007:
                                                                WEIGHTED
                                                               AVERAGE GRANT
                                                     SHARES   DATE FAIR VALUE
                                                     ------   ---------------
Non-vested shares at January 1, 2007...........      129,750        $ 2.72
Forfeitures....................................        1,125        $ 2.72
Vested.........................................          --             --
                                                     -------
Non-vested shares at March 31, 2007............      128,625        $ 2.72
                                                     =======

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Stock option-based compensation expense was $0.1 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we have no unrecognized compensation cost related to stock options. Stock options to purchase 145,364 shares and 0 shares of common stock were exercised during the three months ended March 31, 2007 and 2006, respectively.

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

All shares and rights are subject to forfeiture if certain employment conditions are not met. Under the plan, 700,000 shares are authorized to be issued. For the three months ended March 31, 2007 and 2006, no restricted and performance-based shares were granted. The Company recorded compensation expense related to restricted shares and performance-based shares of $62,600 ($39,000 net of tax) and $0 for the three months ended March 31, 2007 and 2006, respectively. The unamortized compensation expense related to the Company's restricted and performance-based shares was $445,600 at March 31, 2007 and is expected to be recognized as they vest over a weighted average period of 2.1 and 0.1 years for employees and directors, respectively. In determining the grant date fair value, we refer to the stock price on the date of grant, as quoted on the New York Stock Exchange, reduced by the present value of dividends expected to be paid on shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. For the quarter ended March 31, 2007, forfeitures are estimated at 2% for employees and 0% for executives and directors, respectively, based on evaluations of historical and expected future turnover.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The Company's restricted and performance-based share activity was as follows for the three months ended March 31, 2007:

                                                                   Weighted
                                                                 Average Grant
                                                                Date Fair Value
                                                    Shares         Per Share
                                                   --------        ----------

Balance at January 1, 2007 .................        93,775           $   7.21
   Granted .................................          --              --
   Vested ..................................          --              --
   Forfeited ...............................           600           $   6.90
                                                    ------
Balance at March 31, 2007 ..................        93,175           $   7.22
                                                    ======

NOTE 8.  EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):

                                                       Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      2007             2006
                                                      ----             ----

Earnings from continuing  operations ..........   $      2,936    $      2,598
Loss from discontinued operation ..............           (349)           (764)
                                                  ------------    ------------
Net earnings available to common
    stockholders ..............................   $      2,587    $      1,834
                                                  ============    ============

Weighted average common shares
   outstanding - basic.........................     18,451,695      18,192,774
Dilutive effect of restricted stock ...........         66,064            --
Dilutive effect of stock options ..............         83,125           3,114
                                                  ------------    ------------
Weighted average common shares
  outstanding - diluted .......................     18,600,884      18,195,888
                                                  ============    ============

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                                      Three Months Ended
                                                            March 31,
                                                      2007            2006
                                                      ----            ----

   Stock options...............................       45,999       1,148,261
   Convertible debentures......................    2,796,120       2,796,120

NOTE 9.  EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the first quarter of 2007, we committed 119,000 shares to be released leaving 63,000 shares remaining in the trust.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2007 and 2006, contributions of $83,000 and $69,000 were made related to calendar years 2006 and 2005, respectively.

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

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis. Eligibility of employees who can participate in this program is limited to employees hired before 1996.

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

As a result of the reduced eligibility and Medicare subsidy explained above, we are benefiting from a reduction to our post-retirement benefit costs through negative amortization of prior service costs.

The components of net periodic benefit cost for the three months ended March 31 of our North America and UK defined benefit plans are as follows (in thousands):


                                                  Pension        Postretirement
                                                  Benefits           Benefits
                                               ---------------   ---------------
                                                2007     2006     2007     2006
                                               ---------------   ---------------

Service cost ...............................   $  98    $  99    $ 203    $ 202
Interest cost ..............................     114      100      541      478
Amortization of prior service cost (credit)       28       28     (713)    (713)
Amortization of unrecognized loss ..........    --       --          1        1
Actuarial net (gain) loss ..................     (28)     (16)     288      309
                                               -----    -----    -----    -----
Net periodic benefit cost ..................   $ 212    $ 211    $ 320    $ 277
                                               =====    =====    =====    =====

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 10.  INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):
                                           Three Months Ended March 31,
                              --------------------------------------------------
                                      2007                      2006
                              -----------------------    -----------------------
                                           OPERATING                 OPERATING
                                 NET         INCOME         NET        INCOME
                                SALES        (LOSS)        SALES       (LOSS)
                                -----        ------        -----       ------

Engine Management ........     $137,430     $ 11,097      $148,885     $ 12,197
Temperature Control ......       50,526        1,959        49,068        1,433
Europe ...................       10,493          785         9,777           40
All Other ................        1,366       (5,375)        2,346       (4,314)
                               --------     --------      --------     --------
Consolidated .............     $199,815     $  8,466      $210,076     $  9,356
                               ========     ========      ========     ========

NOTE 11.  COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006 and March 31, 2007, approximately 3,270 cases and 3,324 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2007, the amounts paid for settled claims are approximately $5.1 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study performed by a leading actuarial firm with expertise in assessing asbestos-related liabilities, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. As is our accounting policy, we engage actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values. The most recent actuarial study was performed as of

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

August 31, 2006. Based upon all the information considered by the actuarial firm, the actuarial study estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $22.1 million to $53.9 million for the period through 2050. The change from the prior year study was a $3.2 million decrease for the low end of the range and a $2.6 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements, in accordance with generally accepted accounting principles. Accordingly, a $3.4 million benefit was recorded to our discontinued operation in September 2006, and we adjusted our accrued asbestos liability to approximately $22.1 million. Legal costs, which are expensed as incurred and reported in loss from discontinued operation, are estimated to range from $11.6 million to $21.6 million during the same period.

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

ANTITRUST LITIGATION. On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court has adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2007 and 2006, we have accrued $11.9 million and $13 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended March 31, 2007 and 2006 were $12.5 million and $13.1 million, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                       -------------------------
                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                           2007         2006
                                                           ----         ----

Balance, beginning of period .......................     $ 11,704      $ 12,701
Liabilities accrued for current year sales .........       12,538        13,142
Settlements of warranty claims .....................      (12,338)      (12,794)
                                                         --------      --------
Balance, end of period .............................     $ 11,904      $ 13,049
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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, in June 2003 we acquired substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") for $130.5 million. In connection with our acquisition of DEM, we have a restructuring accrual of $0.9 million as of March 31, 2007, most of this amount we expect to pay in 2007 and 2008.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

SALES. Consolidated net sales for the three months ended March 31, 2007 were $199.8 million, a decrease of $10.3 million, or 4.9%, compared to $210.1 million in the same period of 2006, mainly due to an Engine Management net sales decrease of $11.5 million or 7.7%, partially offset by an increase in sales in Temperature Control of $1.5 million or 3% and in Europe of $0.7 million or 7.3%. The decrease in Engine Management sales was mainly due to substantial pre-season orders placed in 2006 and the expiration of an OE contract. Our European Segment experienced slightly lower net sales in local currency which sales were more than offset by favorable foreign currency impact due to a stronger Euro and British Pound. However, 2006 sales included $2.4 million related to the European Temperature Control business that was divested in December 2006. Excluding the divested business, Europe sales increased 26.3% in local currency.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased to 26% in the first quarter of 2007 compared to 25.3% in the first quarter of 2006 mainly due to margin improvements in our Engine Management Segment of 1.6 percentage points and in our European Segment of 3 percentage points, partially offset by a 1.4 percentage point decrease in Temperature Control margin. In the first quarter of 2007, the margins in Engine Management and Europe benefited mainly from continued improvements in procurement and manufacturing costs. The Temperature Control margin was primarily affected by selective price decreases to match offshore price competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased by $1.1 million to $42.7 million in the first quarter of 2007, as compared to $43.8 million in the first quarter of 2006. Selling and marketing expense decreased $1.3 million due to a reduction in the sales force, and distribution expenses decreased $0.6 million due to lower sales. These decreases were partially offset by higher general and administrative expenses of $0.8 million.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, increased to $0.7 million in the first quarter of 2007, compared to $0.1 million in the first quarter of 2006. The 2007 expenses related mostly to charges made for the upcoming closure of our Puerto Rico production operations. The restructuring expense for the first quarter of 2006 related mostly to severance costs related to the move of our European production operations.

OPERATING INCOME. Operating income was $8.5 million in the first quarter of 2007, compared to $9.4 million in the first quarter of 2006. The decrease of $0.9 million was due to lower sales which were partially offset by an improved gross margin percentage and lower SG&A expenses.

OTHER INCOME, NET. Other income, net decreased $0.1 million in the first quarter 2007 compared to the same period in 2006.

INTEREST EXPENSE. Interest expense increased slightly by $0.1 million in the first quarter 2007 compared to the same period in 2006 mainly due to higher borrowing costs partially offset by lower average borrowings during the period.

INCOME TAX PROVISION. The income tax provision was $1.3 million in the first quarter of 2007 compared to $2.7 million for the same period in 2006. The decrease was primarily due to a lower effective rate for the first quarter of 2007 which was 30% compared to 50.5% in the first quarter of 2006. The 2006 rate was higher due to the adverse impact of discrete items attributable to changes in state tax rates, while the 2007 estimated tax rate is benefiting from pre-tax income in Europe where previously unrecognized losses carried forward are offsetting taxes otherwise payable.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million and $0.8 million as a loss from discontinued operation for the first quarter of 2007 and 2006, respectively. The decrease of $0.5 million is mainly due to one-time tax costs associated with the liquidation of the residual assets of the pension plan of the discontinued operation segment in 2006. As discussed more fully in note 11 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first three months of 2007, cash used in operations amounted to $37.8 million, compared to cash used in operations of $47.4 million in the same period of 2006. The improvement of $9.6 million is primarily attributable to lower accounts receivable. During 2006, our accounts receivable increased following the termination of our accounts receivable draft program at the end of 2005.

INVESTING ACTIVITIES. Cash used in investing activities was $2.5 million in the first three months of 2007, compared to $1.9 million in the same period of 2006. The increase of $0.6 million was primarily due to higher capital expenditures.

FINANCING ACTIVITIES. Cash provided by financing activities was $36.1 million in the first three months of 2007, compared to cash provided by financing activities of $43.3 million in the same period of 2006. The decrease is primarily due to the reduction in borrowings under our line of credit as a result of less cash used in our operating activities.

On March 20, 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation, which prior credit facility provided for a $305 million credit facility and which was to expire in 2008. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option, and the interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by our same subsidiaries and secured by our same assets as the prior $305 million credit facility.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $93 million available for us to borrow pursuant to the formula at March 31, 2007. At December 31, 2006, the interest rate on the Company's prior credit facility was 7.8%, and at March 31, 2007, the interest rate on our restated credit agreement was 6.7%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $133.3 million and $166.9 million at December 31, 2006 and March 31, 2007, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety (90) days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, an increasing amount of the Company's borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of the convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

On March 20, 2007, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. This credit agreement amends our existing $7 million credit agreement which was to expire in 2008. The amended credit agreement provides for a line of credit of up to $12 million, of which $7 million is currently outstanding and which amount is part of the $275 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in 2012. Direct borrowings under the amended credit agreement bear interest at the Canadian Bankers Acceptance rate plus the US revolver applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option.

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

As of March 31, 2007, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2006 and the first three months of 2007, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments as of December 31, 2006.


(IN THOUSANDS)                     2007      2008       2009       2010       2011    2012-2016    TOTAL
----------------------------------------------------------------------------------------------------------
Principal payments of
  long term debt ............   $    542   $    570   $ 90,586   $    620   $    655   $  5,548   $ 98,521
Operating leases ............      6,657      5,614      4,446      2,059      1,913      8,582     29,271
Postretirement benefits .....      1,095      1,549      1,669      1,800      1,912     12,203     20,228
Severance payments related
    to integration ..........         89        383       --         --         --         --          472
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments..   $  8,383   $  8,116   $ 96,701   $  4,479   $  4,480   $ 26,333   $148,492
                                ========   ========   ========   ========   ========   ========   ========


CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2007, the allowance for sales returns was $21.5 million. Similarly, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2007, the allowance for doubtful accounts and for discounts was $10 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2007, we had a valuation allowance of $28 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Post-retirement Benefits Other than Pensions. The key assumptions used in making these calculations are disclosed in notes 13 and 14 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. The most significant of these assumptions are the eligibility criteria of participants, the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. Under FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has concluded that its post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly recognizes subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation under SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions".

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

On January 1, 2007, the Company adopted the provisions of FIN 48. The cumulative effect of adoption was a $1.9 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $2.3 million, all of which would impact the effective tax rate, if recognized.

The Company continues the practice of recognizing interest and penalties associated with income tax matters as components of the "Provision for income taxes". The Company's accrual for interest and penalties was $ 0.4 million upon adoption of FIN 48 and as at March 31, 2007.

The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. The Company does not presently anticipate that its unrecognized tax benefits will significantly increase or decrease prior to March 31, 2008; however, actual developments in this area could differ from those currently expected.

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

ITEM 3. .QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Japanese Yen and the Hong Kong dollar. As of December 31, 2006 and March 31, 2007, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 58.7% at December 31, 2006 and 63.8% at March 31, 2007.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. .CONTROLS AND PROCEDURES

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

(b CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended March 31, 2007, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. .LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006 and March 31, 2007 approximately 3,270 cases and 3,324 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2007, the amounts paid for settled claims are approximately $5.1 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended compliant dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court has adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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


                                         STANDARD MOTOR PRODUCTS, INC.
                                                  (Registrant)




Date: May 10, 2007                       /S/ JAMES J. BURKE
                                         ------------------
                                         James J. Burke
                                         Vice President Finance,
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)



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