Form 10-Q
period 2007-06-30
STANDARD MOTOR PRODUCTS INC
filed 2007-08-09
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

As of the close of business on July 31, 2007, there were 18,966,643 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Operations and Retained Earnings (Unaudited) for the Three Months and Six Months Ended
           June 30, 2007 and 2006..............................................3

           Consolidated Balance Sheets
           as of June 30, 2007 (Unaudited) and December 31, 2006...............4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months Ended June 30, 2007 and 2006.....................5

           Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three Months and Six Months Ended
           June 30, 2007.......................................................6

           Notes to Consolidated Financial Statements (Unaudited)............. 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........29

Item 4.    Controls and Procedures............................................29

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................30

Item 4.    Submissions of Matters to a Vote of Security Holders...............30

Item 6.    Exhibits...........................................................31

Signatures....................................................................32

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (In thousands, except share and per share data)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                       -----------------------------   ------------------------------
                                                             2007            2006            2007            2006
                                                             ----            ----            ----            ----
                                                                  (Unaudited)                    (Unaudited)

Net sales ...........................................   $    216,950    $    229,174    $    416,765    $    439,250
Cost of sales .......................................        160,261         172,468         308,201         329,313
                                                        ------------    ------------    ------------    ------------
       Gross profit .................................         56,689          56,706         108,564         109,937
Selling, general and administrative expenses ........         43,324          42,995          86,055          86,783
Restructuring expenses ..............................            559             143           1,237             230
                                                        ------------    ------------    ------------    ------------
       Operating income .............................         12,806          13,568          21,272          22,924
Other income, net ...................................            779             810           1,046           1,160
Interest expense ....................................          4,795           5,255           9,336           9,708
                                                        ------------    ------------    ------------    ------------
       Earnings from continuing operations
            before taxes ............................          8,790           9,123          12,982          14,376
 Provision for income tax ...........................          3,134           3,668           4,390           6,323
                                                        ------------    ------------    ------------    ------------
       Earnings from continuing operations ..........          5,656           5,455           8,592           8,053
Loss from discontinued operation, net of income taxes           (279)           (289)           (628)         (1,053)
                                                        ------------    ------------    ------------    ------------
       Net earnings .................................   $      5,377    $      5,166    $      7,964    $      7,000
                                                        ============    ============    ============    ============


PER SHARE DATA:
Net earnings per common share - Basic:
     Earnings from continuing operations ............   $       0.30    $       0.30    $       0.46    $       0.44
     Discontinued operation .........................          (0.01)          (0.02)          (0.03)          (0.06)
                                                        ------------    ------------    ------------    ------------
Net earnings per common share - Basic ...............   $       0.29    $       0.28    $       0.43    $       0.38
                                                        ============    ============    ============    ============

Net earnings per common share - Diluted:
     Earnings from continuing operations ............   $       0.30    $       0.30    $       0.46    $       0.44
     Discontinued operation .........................          (0.02)          (0.02)          (0.04)          (0.06)
                                                        ------------    ------------    ------------    ------------
Net earnings per common share - Diluted .............   $       0.28    $       0.28    $       0.42    $       0.38
                                                        ============    ============    ============    ============

Average number of common shares .....................     18,781,388      18,297,155      18,617,453      18,245,253
                                                        ============    ============    ============    ============
Average number of common shares and dilutive
     common shares ..................................     18,940,962      18,327,895      18,774,430      18,260,708
                                                        ============    ============    ============    ============

                           See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                             June 30,     December 31,
                                                                               2007           2006
                                                                            ---------    -------------
                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents .........................................   $  21,567    $  22,348
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $10,245 and $9,465  for 2007 and 2006, respectively     248,786      183,664
       Inventories .......................................................     243,773      233,970
       Deferred income taxes .............................................      13,939       14,011
       Assets held for sale ..............................................       3,335         --
       Prepaid expenses and other current assets .........................      10,509        7,845
                                                                             ---------    ---------
           Total current assets ..........................................     541,909      461,838

Property, plant and equipment, net .......................................      76,534       80,091
Goodwill .................................................................      38,488       38,488
Other intangibles, net ...................................................      16,739       17,801
Other assets .............................................................      38,188       41,874
                                                                             ---------    ---------
           Total assets ..................................................   $ 711,858    $ 640,092
                                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable .....................................................   $ 181,552    $ 139,799
       Current portion of long-term debt .................................         454          542
       Accounts payable ..................................................      65,112       53,783
       Sundry payables and accrued expenses ..............................      21,627       24,510
       Accrued customer returns ..........................................      25,869       21,705
       Restructuring accrual .............................................         666          703
       Accrued rebates ...................................................      26,139       20,769
       Payroll and commissions ...........................................      16,926       16,714
                                                                             ---------    ---------
              Total current liabilities ..................................     338,345      278,525
                                                                             ---------    ---------

Long-term debt ...........................................................      97,703       97,979
Post-retirement medical benefits and other accrued liabilities ...........      53,276       51,678
Restructuring accrual ....................................................         226          383
Accrued asbestos liabilities .............................................      20,290       20,828
                                                                             ---------    ---------
              Total liabilities ..........................................     509,840      449,393
                                                                             ---------    ---------
Commitments and contingencies
Stockholders' equity:
       Common Stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares ...      40,972       40,972
       Capital in excess of par value ....................................      59,126       57,429
       Retained earnings .................................................     115,171      112,481
       Accumulated other comprehensive income ............................       5,301        3,541
       Treasury stock - at cost (1,649,918 and 2,109,816 shares in
              2007 and 2006, respectively) ...............................     (18,552)     (23,724)
                                                                             ---------    ---------
                  Total stockholders' equity .............................     202,018      190,699
                                                                             ---------    ---------
                  Total liabilities and stockholders' equity .............   $ 711,858    $ 640,092
                                                                             =========    =========

                           See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ----------------------
                                                                                     2007          2006
                                                                                     ----          ----
                                                                                   (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..................................................................   $  7,964    $  7,000
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization ...............................................      7,472       8,011
    Increase in allowance for doubtful accounts .................................        209         426
    Increase in inventory reserves ..............................................      2,229       2,532
    Loss on disposal of property, plant and equipment ...........................         84           4
    Equity income from joint ventures ...........................................        (58)       (449)
    Employee stock ownership plan allocation ....................................        934         596
    Stock-based compensation ....................................................        336         544
    Decrease in deferred income taxes ...........................................      1,969       4,749
    Loss on discontinued operation, net of income tax ...........................        628       1,053
  Change in assets and liabilities:
    Increase in accounts receivable .............................................    (65,332)    (89,402)
    (Increase) decrease in inventories ..........................................    (12,032)      5,674
    Increase in prepaid expenses and other current assets .......................     (1,730)     (1,265)
    (Increase) decrease in other assets .........................................        (79)      2,321
    Increase in accounts payable ................................................     10,843      13,919
    Increase in sundry payables and accrued expenses ............................      2,487       3,638
    Decrease in restructuring accrual ...........................................       (194)       (860)
    Increase in other liabilities ...............................................      4,808       8,467
                                                                                    --------    --------
        Net cash used in operating activities ...................................    (39,462)    (33,042)
                                                                                    --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment .......................         29          13
  Capital expenditures ..........................................................     (6,057)     (5,061)
                                                                                    --------    --------
        Net cash used in investing activities ...................................     (6,028)     (5,048)
                                                                                    --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line-of-credit agreements ................................     41,753      43,584
  Principal payments and retirement of long-term debt ...........................       (364)       (284)
  Increase (decrease) in overdraft balances .....................................        486      (6,158)
  Proceeds from exercise of employee stock options ..............................      4,175        --
  Excess tax benefits related to the exercise of employee stock options .........        491        --
  Dividends paid ................................................................     (3,348)     (3,281)
                                                                                    --------    --------
        Net cash provided by financing activities ...............................     43,193      33,861
                                                                                    --------    --------
 Effect of exchange rate changes on cash ........................................      1,516       1,347
                                                                                    --------    --------
 Net decrease in cash and cash equivalents ......................................       (781)     (2,882)
 CASH AND CASH EQUIVALENTS at beginning of the period ...........................     22,348      14,046
                                                                                    --------    --------
 CASH AND CASH EQUIVALENTS at end of the period .................................   $ 21,567    $ 11,164
                                                                                    ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest ......................................................................   $  9,293    $  9,429
                                                                                    ========    ========
  Income taxes ..................................................................   $  2,225    $  2,195
                                                                                    ========    ========
Non-cash financing activity:
  Reduction of restructuring accrual applied against goodwill ...................       --      $ 10,453
                                                                                    ========    ========

                           See accompanying notes to consolidated financial statements.



                                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      THREE MONTHS ENDED JUNE 30, 2007
                                                                (Unaudited)
                                                                                             ACCUMULATED
                                                                     CAPITAL IN                 OTHER
                                                           COMMON     EXCESS OF    RETAINED  COMPREHENSIVE   TREASURY
                                                            STOCK     PAR VALUE    EARNINGS     INCOME        STOCK        TOTAL
                                                          ---------   ---------   ---------    ---------    ---------    ---------
Balance at March 31, 2007 .............................   $  40,972   $  58,460   $ 111,484    $   3,689    $ (20,751)   $ 193,854
Comprehensive income:
    Net earnings ......................................        --          --         5,377         --           --          5,377
    Foreign currency translation
      adjustment ......................................        --          --          --          1,612         --          1,612
    Minimum pension liability
      adjustment ......................................        --          --          --           --           --           --
                                                                                                                         ---------
    Total comprehensive income ........................                                                                      6,989
Cash dividends paid ...................................        --          --        (1,690)        --           --         (1,690)
Exercise of employee stock options ....................        --           345        --           --          2,048        2,393
Stock-based compensation ..............................        --            37        --           --            151          188
 Excess tax benefits related to the exercise
   of employee stock options ..........................        --           284        --           --           --            284
Employee Stock Ownership Plan .........................        --          --          --           --           --           --
                                                          ---------   ---------   ---------    ---------    ---------    ---------
Balance at June 30, 2007 ..............................   $  40,972   $  59,126   $ 115,171    $   5,301    $ (18,552)   $ 202,018
                                                          =========   =========   =========    =========    =========    =========


                                                  SIX MONTHS ENDED JUNE 30, 2007
                                                           (Unaudited)

                                                                                            ACCUMULATED
                                                                     CAPITAL IN                 OTHER
                                                           COMMON     EXCESS OF    RETAINED  COMPREHENSIVE   TREASURY
                                                            STOCK     PAR VALUE    EARNINGS     INCOME        STOCK        TOTAL
                                                          ---------   ---------   ---------    ---------    ---------    ---------

 Balance at December 31, 2006 .........................   $  40,972   $  57,429   $ 112,481    $   3,541    $ (23,724)   $ 190,699
Comprehensive income:
    Net earnings ......................................        --          --         7,964         --           --          7,964
    Foreign currency translation
      adjustment ......................................        --          --          --          1,761         --          1,761
    Minimum pension liability
      adjustment ......................................        --          --          --             (1)        --             (1)
                                                                                                                         ---------
    Total comprehensive income ........................                                                                      9,724
 Impact of adopting new accounting
   pronouncement (a) ..................................        --          --        (1,926)        --           --         (1,926)
Cash dividends paid ...................................        --          --        (3,348)        --           --         (3,348)
Exercise of employee stock options ....................        --           492        --           --          3,683        4,175
Stock-based compensation ..............................        --           185        --           --            151          336
 Excess tax benefits related to the exercise
   of employee stock options ..........................        --           491        --           --           --            491
Employee Stock Ownership Plan .........................        --           529        --           --          1,338        1,867
                                                          ---------   ---------   ---------    ---------    ---------    ---------
Balance at June 30, 2007 ..............................   $  40,972   $  59,126   $ 115,171    $   5,301    $ (18,552)   $ 202,018
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

The Company continues the practice of recognizing interest and penalties associated with income tax matters as components of the "Provision for income taxes". The Company's accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at June 30, 2007.

The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. The Company does not presently anticipate that its unrecognized tax benefits will significantly increase or decrease prior to June 30, 2008; however, actual developments in this area could differ from those currently expected.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


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

NOTE 3.  RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we have a restructuring accrual of $0.9 million remaining as of June 30, 2007, and most of this amount we expect to pay in 2007 and 2008. The restructuring accrual relates to work force reductions, employee termination benefits and contract termination costs. During the six months ended June 30, 2007, termination benefits of $0.2 million have been charged to the restructuring accrual. As of June 30, 2007, the reserve balance for workforce reductions was at $0.3 million. The restructuring accrual also includes costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. As of June 30, 2007, we have an exit reserve balance for other exit costs of $0.6 million.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):


                                                                  Workforce        Other Exit
                                                                  Reduction           Costs            Total
                                                               ----------------- ---------------- -----------------
Restructuring liability at December 31, 2006..............          $ 472               $614             $1,086
Cash payments during first six months of 2007.............          (194)                  --              (194)
                                                                    -----               ----              -----
Restructuring liability as of June 30, 2007...............          $ 278               $614              $ 892
                                                                    =====               ====              =====


INTEGRATION EXPENSES

During the second quarter of 2007 and 2006, we incurred integration expenses of approximately $0.6 million and $0.1 million, respectively. For the six months ended June 30, 2007 and 2006, we incurred integration expenses of $1.2 million and $0.2 million, respectively. The 2007 amount primarily relates to the cost of moving and closing our Puerto Rico production operations, while the 2006 amount relates to the cost of moving our European production operations.

On October 10, 2006, the Company announced plans to close its Puerto Rico manufacturing facility related to the Engine Management Segment following the expiration of the Internal Revenue Code Section 936 benefit and to further our efforts in streamlining costs. These operations will be moved to other manufacturing sites of the Company. The facility move and closure is planned to occur in a phased manner over the next 12 to18 months. In connection with this closing, the Company will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. The Company estimates these termination benefits will amount to approximately $2

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

million which will be recognized as expense ratably over the requisite service period. The Company also expects to incur approximately $2.4 million of various expenses to move the production assets, close the Puerto Rico facility, and relocate some employees. These expenses will be recognized as incurred. During the second quarter of 2007, we incurred expenses of $0.4 million for one-time termination benefits and $0.2 million of other exit costs. For the six months ended June 30, 2007, we incurred expenses of $0.7 million for one-time termination benefits and $0.5 million of other costs.

Selected information relating to this exit activity is as follows (in thousands):

                                                                  Workforce   Other Exit
                                                                  Reduction      Costs     Total
                                                                  ---------      -----     -----
Exit activity liability at December 31, 2006................        $ 387        $ 35      $ 422
Amounts provided during first six months of 2007............          740         497      1,237
Cash payments during first six months of 2007...............          (65)       (532)      (597)
                                                                  -------        ----     ------
Exit activity liability at June 30, 2007....................      $ 1,062        $ --     $ 1,062
                                                                  =======        =====    =======

In December 2006, we divested a majority portion of our European Temperature Control business. The transaction involved the sale of all of our voting stock of our subsidiaries in Italy and France. The proceeds from the divestiture were approximately $3.1 million, and the Company incurred a loss on divestiture of $3.2 million. The major classes of assets and liabilities at the time of sale were as follows: accounts receivable of $4 million, inventory of $3.9 million, accounts payable of $1.7 million, and accrued liabilities of $0.8 million. The European Temperature Control business was previously included in our European Segment.

NOTE 4.  INVENTORIES

                                                      June 30,      December 31,
                                                        2007             2006
                                                      --------         --------
                                                            (in thousands)
Finished goods, net ..........................         $168,670         $169,183
Work in process, net .........................            5,273            4,654
Raw materials, net ...........................           69,830           60,133
                                                       --------         --------
    Total inventories, net ...................         $243,773         $233,970
                                                       ========         ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 5. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):
                                                          June 30,      December
                                                            2007        31, 2006
                                                          --------      --------
CURRENT
Revolving credit facilities (1) ....................      $181,552      $139,799
Current portion of mortgage loan ...................           454           542
                                                          --------      --------
                                                           182,006       140,341
                                                          --------      --------
LONG-TERM DEBT
6.75% convertible subordinated debentures ..........        90,000        90,000
Mortgage loan ......................................         8,157         8,416
Other ..............................................          --             105
Less: current portion of long-term debt ............           454           542
                                                          --------      --------
                                                            97,703        97,979
                                                          --------      --------

    Total debt .....................................      $279,709      $238,320
                                                          ========      ========

----------------
(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

Maturities of long-term debt during the five years ending December 31, 2007 through 2011 are $0.5 million, $0.6 million, $90.6 million, $0.6 million and $0.7 million, respectively.

The Company had deferred financing costs of $2.9 million and $3.2 million as of December 31, 2006 and June 30, 2007, respectively. These costs related to the Company's revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized in the amount of $1 million in 2007, $0.8 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.7 million for the period 2011-2018.

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



Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $94.3 million available for us to borrow pursuant to the formula at June 30, 2007. At December 31, 2006, the interest rate on the Company's prior credit facility was 7.8%, and at June 30, 2007, the interest rate on our restated credit agreement was 6.6%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $133.3 million and $173.5 million at December 31, 2006 and June 30, 2007, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety (90) days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, an increasing amount of the Company's borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has a revolving credit facility which, at June 30, 2007, provides for a line of credit up to $7.4 million. The amount of short-term bank borrowings outstanding under this facility was $6.5 million on December 31, 2006 and $8 million on June 30, 2007. The weighted average interest rate on these borrowings on December 31, 2006 and June 30, 2007 was 6.3% and 6.2%, respectively. At June 30, 2007, there was an additional $0.8 million available for our European subsidiary to borrow.

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

NOTE 6.  COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):


                                           Three Months Ended    Six Months Ended
                                                 June 30,           June 30,
                                            2007      2006       2007       2006
                                          -------   -------    -------    -------
Net earnings as reported ..............   $ 5,377   $ 5,166    $ 7,964    $ 7,000
Foreign currency translation adjustment     1,612     1,525      1,761      1,688
Minimum pension liability adjustment ..      --         (92)        (1)       (85)
Unrealized loss on interest rate swap
    agreements, net of tax ............      --         (80)      --         (152)
                                          -------   -------    -------    -------
Total comprehensive income ............   $ 6,989   $ 6,519    $ 9,724    $ 8,451
                                          =======   =======    =======    =======


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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

STOCK OPTION GRANTS

There were no stock options granted in the six months ended June 30, 2007 and 2006. We have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. The expense for the six months ended June 30, 2007 and 2006 reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

The stock options granted prior to 2006 have been vesting gradually at annual intervals. In our prior period SFAS 123 pro forma disclosures, our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2007:


                                                    Weighted   Weighted Average
                                                     Average      Remaining
                                                    Exercise     Contractual
                                          Shares     Price       Term (years)
                                          -------- --------- -----------------
Outstanding at beginning
  of year...............................   990,898   $13.61         5.1
Exercised...............................   327,461   $12.75         --
Expired.................................    39,999   $24.84         --
Forfeited...............................     8,668   $13.37         5.7
-------------------------------------------------- --------- -------------

Outstanding at end of
  Quarter...............................   614,770   $13.34         5.4
-------------------------------------------------- --------- -------------

Options exercisable at end
  of quarter............................   614,770   $13.34         5.4
--------------------------------------------------------------------------

At June 30, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was $1.1 million. At December 31, 2006, the aggregate intrinsic value of outstanding stock options was $1.9 million, of which $1.4 million relates to options that were exercisable.

The following is a summary of the changes in non-vested stock options for the six months ended June 30, 2007:
                                                                     Weighted
                                                                   Average Grant
                                                     SHARES      Date Fair VALUE
Non-vested shares at January 1,
2007...................................              129,750          $ 2.72
Forfeitures.......................................     1,125          $ 2.72
Vested............................................   128,625          $ 2.72
                                                     -------
Non-vested shares at June 30, 2007................       --
                                                     =======

Stock option-based compensation expense was $85,200 and $372,300 ($53,100 and $236,000 net of tax) for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we have no unrecognized compensation cost related to stock options. Stock options to purchase 327,461 shares of common stock were exercised during the six months ended June 30, 2007, and no stock options were exercised during the same period in 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

All shares and rights are subject to forfeiture if certain employment conditions are not met. Under the plan, 700,000 shares are authorized to be issued. For the six months ended June 30, 2007 and 2006, 5,000 and 87,325 restricted and performance-based shares were granted, respectively. The Company recorded compensation expense related to restricted shares and performance-based shares of $123,400 ($76,900 net of tax) and $38,200 ($24,300 net of tax) for the six
months ended June 30, 2007 and 2006, respectively. The unamortized compensation expense related to the Company's restricted and performance-based shares was $441,300 at June 30, 2007 and is expected to be recognized as they vest over a weighted average period of 1.8 and 0.8 years for employees and directors, respectively. In determining the grant date fair value, we refer to the stock price on the date of grant, as quoted on the New York Stock Exchange, reduced by the present value of dividends expected to be paid on shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. Forfeitures are estimated at 2% for employees and 0% for executives and directors, respectively, based on evaluations of historical and expected future turnover.

The Company's restricted and performance-based share activity was as follows for the six months ended June 30, 2007:

                                                                   Weighted
                                                                Average Grant
                                                               Date Fair Value
                                                  Shares          Per Share
                                               ------------ --------------------

Balance at January 1, 2007
   ................................               93,775              $ 7.21
   Granted .................................       5,000              $15.40
   Vested ..................................       5,500              $ 7.49
   Forfeited ...............................       3,225              $ 7.10
                                                  ------
Balance at June 30, 2007....................      90,050              $ 7.66
                                                  ======

The weighted-average grant date fair value of restricted and performance based shares granted during the six months ended June 30, 2007 and 2006 was $77,000 (or $15.40 per share) and $606,600 (or $6.95 per share), respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 8.  EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):


                                                 Three Months Ended                Six Months Ended
                                             ----------------------------    ----------------------------
                                                        June 30,                       June 30,
                                                 2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------

Earnings from continuing operations ......   $      5,656    $      5,455    $      8,592    $      8,053
Loss from discontinued operation .........           (279)           (289)           (628)         (1,053)
                                             ------------    ------------    ------------    ------------
Net earnings available to
    common stockholders ..................   $      5,377    $      5,166    $      7,964    $      7,000
                                             ============    ============    ============    ============

Weighted average common shares outstanding
    - basic ..............................     18,781,388      18,297,155      18,617,453      18,245,253
Dilutive effect of restricted stock ......         64,898          30,740          65,477          15,455
Dilutive effect of stock options .........         94,676            --            91,500            --
                                             ------------    ------------    ------------    ------------
Weighted average common shares
    outstanding - diluted ................     18,940,962      18,327,895      18,774,430      18,260,708
                                             ============    ============    ============    ============


The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.


                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                  2007         2006         2007         2006
                                ---------    ---------    ---------    ---------

Stock options ..............        6,000    1,108,811        6,000    1,108,811
Convertible debentures .....    2,796,120    2,796,120    2,796,120    2,796,120


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

The components of net periodic benefit cost for the three months ended June 30 of our North America and UK defined benefit plans are as follows (in thousands):


                                                       Pension       Postretirement
                                                       Benefits          Benefits
                                                   --------------    --------------
                                                    2007     2006     2007     2006
                                                   -----    -----    -----    -----

Service cost ...................................   $  98    $  99    $ 203    $ 202
Interest cost ..................................     114      100      541      478
Amortization of prior service cost (credit) ....      28       28     (713)    (712)
Amortization of unrecognized loss ..............    --       --          1        4
Actuarial net (gain) loss ......................     (28)     (16)     288      305
                                                   -----    -----    -----    -----
Net periodic benefit cost ......................   $ 212    $ 211    $ 320    $ 277
                                                   =====    =====    =====    =====

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The components of net periodic benefit cost for the six months ended June 30 of our North America and UK defined benefit plans are as follows (in thousands):


                                                   Pension           Postretirement
                                                   Benefits             Benefits
                                              ------------------    -----------------
                                                2007       2006       2007       2006
                                              -------    -------    -------    -------

Service cost ..............................   $   196    $   198    $   406    $   404
Interest cost .............................       228        200      1,082        955
Amortization of prior service cost (credit)        56         56     (1,426)    (1,425)
Amortization of unrecognized loss .........      --         --            2          8
Actuarial net (gain) loss .................       (56)       (32)       576        611
                                              -------    -------    -------    -------
Net periodic benefit cost .................   $   424    $   422    $   640    $   553
                                              =======    =======    =======    =======


NOTE 10.  INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):

                                            Three Months Ended June 30,
                               ------------------------------------------------
                                       2007                      2006
                               ---------------------      ---------------------
                                           Operating                  Operating
                                 Net        Income           Net       Income
                                Sales       (Loss)          Sales      (Loss)
                               --------     --------      --------     --------
Engine Management ........     $138,096     $ 12,833      $139,825     $ 11,296
Temperature Control ......       63,612        3,667        72,304        6,165
Europe ...................       11,196          595        13,542          352
All Other ................        4,046       (4,289)        3,503       (4,245)
                               --------     --------      --------     --------
Consolidated .............     $216,950     $ 12,806      $229,174     $ 13,568
                               ========     ========      ========     ========



                                            Six Months Ended June 30,
                               ------------------------------------------------
                                       2007                      2006
                               ---------------------      ---------------------
                                           Operating                  Operating
                                 Net        Income           Net       Income
                                Sales       (Loss)          Sales      (Loss)
                               --------     --------      --------     --------
Engine Management ........     $275,526     $ 23,930      $288,710     $ 23,492
Temperature Control ......      114,138        5,626       121,372        7,599
Europe ...................       21,689        1,379        23,378          392
All Other ................        5,412       (9,663)        5,790       (8,559)
                               --------     --------      --------     --------
Consolidated .............     $416,765     $ 21,272      $439,250     $ 22,924
                               ========     ========      ========     ========

NOTE 11.  COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006 and June 30, 2007, approximately 3,270 cases and 3,395 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2007, the amounts paid for settled claims are approximately $5.6 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

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

ANTITRUST LITIGATION. On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court has adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of June 30, 2007 and 2006, we have accrued $14.7 million and $15.4 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended June 30, 2007 and 2006 were $13.9 million and $14.4 million, respectively, and $26.4 million and $27.5 million for the six months ended June 30, 2007 and 2006, respectively.

The following table provides the changes in our product warranties (in thousands):


                                             ---------------------------------------------
                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                             --------------------    --------------------
                                               2007        2006        2007        2006
                                             --------    --------    --------    --------

Balance, beginning of period .............   $ 11,904    $ 13,050    $ 11,704    $ 12,701
Liabilities accrued for current year sales     13,860      14,394      26,398      27,537
Settlements of warranty claims ...........    (11,049)    (12,053)    (23,387)    (24,847)
                                             --------    --------    --------    --------
Balance, end of period ...................   $ 14,715    $ 15,391    $ 14,715    $ 15,391
                                             ========    ========    ========    ========


NOTE 12.  SUBSEQUENT EVENT

On July 31, 2007, the Company sold its Fort Worth, Texas manufacturing facility for $4.5 million, with a pre-tax gain of $0.8 million to be reflected in the third quarter of 2007. The proceeds from the sale were used to pay down debt under our revolving credit facility. The Company intends to move the operations conducted at this facility to other manufacturing sites of the Company within the next three months. In connection with this closing, the Company will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period which is expected to be a three month period. The Company estimates these termination benefits will amount to approximately $0.4 million which will be recognized as expense over the requisite service period. The Company also expects to incur approximately $0.5 million in various expenses to move the production assets and close the facility. These expenses will be recognized as incurred. No related expenses have been incurred or recognized during the six months ended June 30, 2007.

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, in June 2003 we acquired substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") for $130.5 million. In connection with our acquisition of DEM, we have a restructuring accrual of $0.9 million as of June 30, 2007, and most of this amount we expect to pay in 2007 and 2008.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006

SALES. Consolidated net sales for the three months ended June 30, 2007 were $217 million, a decrease of $12.2 million, or 5.3%, compared to $229.2 million in the same period of 2006, mainly due to net sales decreases in our Temperature Control Segment of $8.7 million or 12%, in our European Segment of $2.3 million or 17.3%, and in our Engine Management Segment of $1.7 million or 1.2%. The decrease in Temperature Control sales was primarily due to lower pricing, volume erosion to low cost foreign imports, and lower customer demand for air conditioning compressors due to an unusually cool and damp summer. Our European Segment experienced lower net sales in local currency terms, partially offset by the favorable foreign currency impact of the Euro and British pound. Net sales for the three months ended June 30, 2006 included $4.9 million related to the European Temperature Control business that was divested in December 2006. Excluding this divested business, Europe sales increased 19.2% in local currency terms. The decrease in Engine Management sales was mainly due to the expiration of an OE contract in December 2006.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased to 26.1% in the second quarter of 2007 compared to 24.7% in the second quarter of 2006 mainly due to margin improvements in our Engine Management and European segments of 2 percentage points and 2.8 percentage points, respectively, partially offset by a 2 percentage point decrease in the Temperature Control margin. In the second quarter of 2007, the margins in Engine Management and Europe benefited mainly from continued improvements in procurement and manufacturing costs. The Europe margin also benefited from the divestiture of its Temperature Control business which carried lower margins. The Temperature Control margin was primarily affected by selective price decreases to match offshore price competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) was $43.3 million in the second quarter of 2007 and in line with the second quarter of 2006 which was $43 million.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, increased to $0.6 million in the second quarter of 2007, compared to $0.1 million in the second quarter of 2006. The 2007 expenses related mostly to charges made for the closure of our Puerto Rico production operations, which is currently in process. The restructuring expense for the second quarter of 2006 related mostly to severance costs related to the move of our European production operations.

OPERATING INCOME. Operating income was $12.8 million in the second quarter of 2007, compared to $13.6 million in the second quarter of 2006. The decrease of $0.8 million was primarily due to lower consolidated net sales, partially offset by the improved margins, and higher SG&A and integration expenses.

OTHER INCOME, NET. Other income, net of $0.8 million in the second quarter 2007 was in line with the same period in 2006.

INTEREST EXPENSE. Interest expense decreased by $0.5 million in the second quarter 2007 compared to the same period in 2006 mainly due to lower borrowing costs and lower average borrowings during the period.

INCOME TAX PROVISION. The income tax provision was $3.1 million in the second quarter of 2007 and $3.7 million in the second quarter of 2006. The decrease of $0.6 million was primarily due to a lower effective tax rate for the second quarter of 2007, which was 35.7% compared to 40.2% in the second quarter of 2006. The estimated tax rate of 2007 is benefiting from pre-tax income in Europe where previously unrecognized losses carried forward are offsetting taxes otherwise payable.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million as a loss from discontinued operation for the second quarter of 2007, which was in line with the second quarter of 2006. As discussed more fully in note 11 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO THE SIX MONTHS ENDED
JUNE 30, 2006

SALES. Consolidated net sales for the six months ended June 30, 2007 were $416.8 million, a decrease of $22.5 million, or 5.1%, compared to $439.3 million in the same period in 2006, driven by a decrease in sales in our Engine Management, Temperature Control and European Segments of $13.2 million, $7.2 million and $1.7 million, respectively. The decrease in Engine Management sales was mainly due to substantial pre-season orders placed in the first half of 2006 and the expiration of an OE contract at the end of 2006. The decrease in Temperature Control sales was primarily due to lower pricing, volume erosion to low cost foreign imports, and lower customer demand for air conditioning compressors due to an unusually cool and damp summer. Our European Segment experienced lower net sales in local currency terms, partially offset by the favorable foreign currency impact of the Euro and British pound. Net sales for the six months ended June 30, 2006 included $8.1 million related to the European Temperature Control business that was divested in December 2006. Excluding this divested business, Europe sales increased 28.6% in local currency terms.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased to 26% for the six months ended June 30, 2007 compared to 25% in the same period in 2006 mainly due to margin improvements in our Engine Management and European segments of 1.8 percentage points and 3 percentage points, respectively, partially offset by a 1.8 percentage point decrease in the Temperature Control margin. For the six months ended June 30, 2007, the margins in Engine Management and Europe benefited mainly from continued improvements in procurement and manufacturing costs. The Europe margin also benefited from the divestiture of its Temperature Control business which carried lower margins. The decrease in Temperature Control margin was primarily affected by selective price decreases to match offshore price competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased by $0.7 million to $86.1 million for the six months ended June 30, 2007, as compared to $86.8 million in the same period in 2006. The decrease was due to a reduction in selling and distribution expenses, offset by higher general and administrative expenses.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, increased to $1.2 million for the six months ended June 30, 2007, compared to $0.2 million in the same period in 2006. The 2007 expenses related mostly to charges made for the closure of our Puerto Rico production operations, which is currently in process. The restructuring expense for the six months ended June 30, 2006 related mostly to severance costs related to the move of our European production operations.

OPERATING INCOME. Operating income was $21.3 million for the six months ended June 30, 2007, compared to $22.9 million in the same period in 2006. The decrease of $1.6 million was due to lower consolidated net sales, partially offset by the improved margins, and higher integration expenses.

OTHER INCOME, NET. Other income, net was $1 million for the six months ended June 30, 2007, in line with the same period in 2006, which was $1.2 million.

INTEREST EXPENSE. Interest expense decreased by $0.4 million for the six months ended June 30, 2007 compared to the same period in 2006 mainly due to lower average borrowings during the period.

INCOME TAX PROVISION. The income tax provision was $4.4 million for the six months ended June 30, 2007 compared to $6.3 million for the same period in 2006. The $1.9 million decrease was primarily due to a lower effective rate for the six months ended June 30, 2007, which was 33.8% compared to 44% in the same period in 2006. The 2006 rate was higher due to the adverse impact of discrete items attributable to changes in state tax rates, while the 2007 estimated tax rate is benefiting from pre-tax income in Europe where previously unrecognized losses carried forward are offsetting taxes otherwise payable.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.6 million and $1.1 million as a loss from discontinued operation for the six months ended June 30, 2007 and 2006, respectively. The decrease of $0.5 million is mainly due to one-time tax costs associated with the liquidation of the residual assets of the pension plan of the discontinued operation segment in 2006. As discussed more fully in note 11 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of 2007, cash used in operations amounted to $39.5 million, compared to cash used in operations of $33 million in the same period of 2006. The $6.5 million increase in cash used in operations is primarily attributable to an increase in inventories and a decrease in liabilities, partially offset by a reduction in accounts receivable.

INVESTING ACTIVITIES. Cash used in investing activities was $6 million in the first six months of 2007, compared to $5 million in the same period of 2006. The increase was due to higher capital expenditures.

FINANCING ACTIVITIES. Cash provided by financing activities was $43.2 million in the first six months of 2007, compared to cash provided by financing activities of $33.9 million in the same period of 2006. The increase is primarily due to an increase in cash overdrafts and proceeds received from the exercise of employee stock options.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $94.3 million available for us to borrow pursuant to the formula at June 30, 2007. At December 31, 2006, the interest rate on the Company's prior credit facility was 7.8%, and at June 30, 2007, the interest rate on our restated credit agreement was 6.6%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $133.3 million and $173.5 million at December 31, 2006 and June 30, 2007, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety (90) days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, an increasing amount of the Company's borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

As of June 30, 2007, we have Board authorization to repurchase additional shares at a maximum cost of $1.7 million. During 2006 and the first six months of 2007, we did not repurchase any shares of our common stock.

The following is a summary of our contractual commitments as of December 31, 2006.


(IN THOUSANDS) ..............     2007       2008       2009       2010       2011     2012-2016    TOTAL
                                --------   --------   --------   --------   --------   --------   --------
Principal payments of long
    term debt ...............   $    542   $    570   $ 90,586   $    620   $    655   $  5,548   $ 98,521
Operating leases ............      6,657      5,614      4,446      2,059      1,913      8,582     29,271
Postretirement ..............      1,095      1,549      1,669      1,800      1,912     12,203     20,228
    benefits
Severance payments related
    to integration ..........         89        383       --         --         --         --          472
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments..   $  8,383   $  8,116   $ 96,701   $  4,479   $  4,480   $ 26,333   $148,492
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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2007, the allowance for sales returns was $25.9 million. Similarly, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2007, the allowance for doubtful accounts and for discounts was $10.2 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2007, we had a valuation allowance of $28 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

The Company continues the practice of recognizing interest and penalties associated with income tax matters as components of the "Provision for income taxes". The Company's accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at June 30, 2007.

The Company is subject to taxation in the US and various state, local and foreign jurisdictions. The Company remains subject to examination by US Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, the Company is no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. The Company does not presently anticipate that its unrecognized tax benefits will significantly increase or decrease prior to June 30, 2008; however, actual developments in this area could differ from those currently expected.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British pound, the Euro, the Japanese yen and the Hong Kong dollar. As of December 31, 2006 and June 30, 2007, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 58.7% at December 31, 2006 and 64.9% at June 30, 2007.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended June 30, 2007, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006 and June 30, 2007 approximately 3,270 cases and 3,395 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2007, the amounts paid for settled claims are approximately $5.6 million. We do not have insurance coverage for the defense and indemnity costs associated with these claims.

On November 30, 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended compliant dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court has adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Our 2007 Annual Meeting of Stockholders was held on May 17, 2007.

     (b)  The following persons were elected as our directors:

                        Robert M. Gerrity
                        Lawrence I. Sills
                        Arthur S. Sills
                        Peter J. Sills
                        Frederick D. Sturdivant
                        William H. Turner
                        Richard S. Ward
                        Roger M. Widmann

     (c)  The following matters were voted upon at the Annual Meeting:

         (1) Election of Directors:
                                          VOTES FOR        VOTES WITHHELD

         Robert M. Gerrity               14,799,573           1,209,953
         Arthur S. Sills                 14,460,064           1,549,462
         Lawrence I. Sills               14,465,715           1,543,811
         Peter J. Sills                  14,228,304           1,781,222
         Frederick D. Sturdivant         13,874,730           2,134,796
         William H. Turner               14,709,122           1,300,404
         Richard S. Ward                 14,798,918           1,210,608
         Roger M. Widmann                14,799,573           1,209,953

          (2) Ratification of Appointment of Grant Thornton LLP as the Company's Registered Public Accounting Firm:

           VOTES FOR                VOTES AGAINST              VOTES ABSTAINED

          15,994,376                    8,595                       6,555



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


                                       STANDARD MOTOR PRODUCTS, INC.
                                              (Registrant)




Date: August 9, 2007                   /S/ JAMES J. BURKE
                                       ------------------
                                       James J. Burke
                                       Vice President Finance,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)



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