Form 10-Q
period 2007-09-30
STANDARD MOTOR PRODUCTS INC
filed 2007-11-08
CIK 93389

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of the close of business on October 31, 2007, there were 18,423,709 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Operations (Unaudited)
           for the Three Months and Nine Months Ended
           September 30, 2007 and 2006.........................................3

           Consolidated Balance Sheets
           as of September 30, 2007 (Unaudited) and December 31, 2006..........4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 2007 and 2006...............5

           Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three Months and Nine Months Ended
           September 30, 2007..................................................6

           Notes to Consolidated Financial Statements (Unaudited)..............7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........29

Item 4.    Controls and Procedures............................................30

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................30

Item 2.   Unregistered Sales of Equity and Use of Proceeds....................31

Item 6.    Exhibits...........................................................31

Signatures....................................................................32

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                      STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except share and per share data)

                                                                     Three Months Ended             Nine Months Ended
                                                               ----------------------------   -----------------------------
                                                                       September 30,               September 30,
                                                                   2007            2006         2007            2006
                                                                   ----            ----         ----            ----
                                                                       (Unaudited)                    (Unaudited)

Net sales ..............................................       $    206,169    $    203,755   $    622,934    $    643,005
Cost of sales ..........................................            151,527         154,423        459,728         483,736
                                                               ------------    ------------   ------------    ------------
       Gross profit ....................................             54,642          49,332        163,206         159,269
Selling, general and administrative expenses ...........             42,861          40,039        128,916         126,822
Restructuring and integration expenses .................              2,630             598          3,867             828
                                                               ------------    ------------   ------------    ------------
       Operating income ................................              9,151           8,695         30,423          31,619
Other income, net ......................................              1,864             820          2,910           1,980
Interest expense .......................................              4,605           5,118         13,941          14,826
                                                               ------------    ------------   ------------    ------------
       Earnings from continuing operations
          before taxes .................................              6,410           4,397         19,392          18,773
 Provision for income tax ..............................              1,628           1,814          6,018           8,137
                                                               ------------    ------------   ------------    ------------
       Earnings from continuing operations .............              4,782           2,583         13,374          10,636
(Loss) gain from discontinued operation,
       net of income taxes .............................             (2,148)          1,656         (2,776)            603
                                                               ------------    ------------   ------------    ------------
       Net earnings ....................................       $      2,634    $      4,239   $     10,598    $     11,239
                                                               ============    ============   ============    ============


PER SHARE DATA:
Net earnings per common share - Basic:
     Earnings from continuing operations ...............             $.0.26    $       0.14   $       0.72    $       0.58
     Discontinued operation ............................              (0.12)           0.09          (0.15)           0.03
                                                               ------------    ------------   ------------    ------------
Net earnings per common share - Basic ..................             $.0.14    $       0.23   $       0.57    $       0.61
                                                               ============    ============   ============    ============
Net earnings per common share - Diluted:
     Earnings from continuing operations ...............             $.0.26    $       0.14   $       0.72    $       0.58
     Discontinued operation ............................              (0.12)           0.09          (0.15)           0.03
                                                               ------------    ------------   ------------    ------------
Net earnings per common share - Diluted ................       $       0.14    $       0.23   $       0.57    $       0.61
                                                               ============    ============   ============    ============

Average number of common shares ........................         18,593,165      18,306,178     18,609,268      18,265,784
                                                               ============    ============   ============    ============
Average number of common shares and dilutive
     common shares .....................................         18,623,138      18,371,435     18,692,217      18,297,979
                                                               ============    ============   ============    ============


                           See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            September 30,  December 31,
                                                                                2007         2006
                                                                             ---------    ---------
                                                                             (Unaudited)
                                        ASSETS
CURRENT ASSETS:
       Cash and cash equivalents .........................................   $  19,449    $  22,348
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $10,017 and $9,465  for 2007 and 2006, respectively     234,786      183,664
       Inventories .......................................................     239,063      233,970
       Deferred income taxes .............................................      13,992       14,011
       Prepaid expenses and other current assets .........................      10,727        7,845
                                                                             ---------    ---------
           Total current assets ..........................................     518,017      461,838

Property, plant and equipment, net .......................................      76,526       80,091
Goodwill .................................................................      38,488       38,488
Other intangibles, net ...................................................      16,465       17,801
Other assets .............................................................      38,848       41,874
                                                                             ---------    ---------
           Total assets ..................................................   $ 688,344    $ 640,092
                                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable .....................................................   $ 156,550    $ 139,799
       Current portion of long-term debt .................................         454          542
       Accounts payable ..................................................      60,997       53,783
       Sundry payables and accrued expenses ..............................      23,476       24,510
       Accrued customer returns ..........................................      29,904       21,705
       Restructuring accrual .............................................         673          703
       Accrued rebates ...................................................      22,503       20,769
       Payroll and commissions ...........................................      20,300       16,714
                                                                             ---------    ---------
              Total current liabilities ..................................     314,857      278,525
                                                                             ---------    ---------

Long-term debt ...........................................................      97,572       97,979
Post-retirement medical benefits and other accrued liabilities ...........      53,929       51,678
Restructuring accrual ....................................................         200          383
Accrued asbestos liabilities .............................................      22,682       20,828
                                                                             ---------    ---------
              Total liabilities ..........................................     489,240      449,393
                                                                             ---------    ---------
Commitments and contingencies
Stockholders' equity:
       Common Stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares ...      40,972       40,972
       Capital in excess of par value ....................................      59,158       57,429
       Retained earnings .................................................     116,110      112,481
       Accumulated other comprehensive income ............................       6,385        3,541
       Treasury stock - at cost 2,189,079 and 2,109,816 shares in
              2007 and 2006, respectively) ...............................     (23,521)     (23,724)
                                                                             ---------    ---------
                  Total stockholders' equity .............................     199,104      190,699
                                                                             ---------    ---------
                  Total liabilities and stockholders' equity .............   $ 688,344    $ 640,092
                                                                             =========    =========

                     See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                             Nine Months Ended
                                                                                September 30,
                                                                           --------------------
                                                                             2007        2006
                                                                           --------    --------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ..........................................................   $ 10,598    $ 11,239
 Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
   Depreciation and amortization .......................................     11,256      12,016
   Increase in allowance for doubtful accounts .........................      1,301         176
   Increase in inventory reserves ......................................      3,372       3,617
   (Gain) loss on disposal of property, plant and equipment ............       (646)          2
   Equity income from joint ventures ...................................       (296)       (865)
   Employee stock ownership plan allocation ............................      1,400         893
   Stock-based compensation ............................................        423         695
   Deferred income taxes ...............................................      1,439       6,931
   Loss (income) on discontinued operation, net of income tax ..........      2,776        (603)
 Change in assets and liabilities:
   Increase in accounts receivable .....................................    (52,423)    (55,554)
   (Increase) decrease in inventories ..................................     (8,465)     11,582
   Increase in prepaid expenses and other current assets ...............     (2,416)       (589)
   (Increase) decrease in other assets .................................        (23)      2,781
   Increase in accounts payable ........................................      5,790       8,193
   Increase (decrease) in sundry payables and accrued expenses .........        700      (2,768)
   Decrease in restructuring accrual ...................................       (213)       (902)
   Increase in other liabilities .......................................     13,115      12,153
                                                                           --------    --------
        Net cash (used in) provided by operating activities ............    (12,312)      8,997
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property, plant and equipment ...............      4,306          14
 Capital expenditures ..................................................     (9,613)     (7,664)
                                                                           --------    --------
       Net cash used in investing activities ...........................     (5,307)     (7,650)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line-of-credit agreements ........................     16,751       8,261
 Principal payments and retirement of long-term debt ...................       (495)       (422)
 Increase (decrease) in overdraft balances .............................      1,424      (5,314)
 Purchase of treasury stock ............................................     (4,997)       --
 Proceeds from exercise of employee stock options ......................      4,185        --
 Excess tax benefits related to the exercise of employee stock options .        454        --
 Dividends paid ........................................................     (5,043)     (4,929)
                                                                           --------    --------
       Net cash provided by (used in) financing activities .............     12,279      (2,404)
                                                                           --------    --------
Effect of exchange rate changes on cash ................................      2,441       2,030
                                                                           --------    --------
Net (decrease) increase in cash and cash equivalents ...................     (2,899)        973
CASH AND CASH EQUIVALENTS at beginning of the period ...................     22,348      14,046
                                                                           --------    --------

CASH AND CASH EQUIVALENTS at end of the period .........................   $ 19,449    $ 15,019
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .............................................................   $ 15,460    $ 16,169
                                                                           ========    ========
  Income taxes .........................................................   $  2,665    $  2,855
                                                                           ========    ========
Non-cash financing activity:
  Reduction of restructuring accrual applied against goodwill. .........   $   --      $ 10,453
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



                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (In thousands)

                                      THREE MONTHS ENDED SEPTEMBER 30, 2007
                                                   (Unaudited)
                                                                                ACCUMULATED
                                                         CAPITAL IN                OTHER
                                                COMMON    EXCESS OF    RETAINED COMPREHENSIVE TREASURY
                                                 STOCK    PAR VALUE    EARNINGS    INCOME      STOCK      TOTAL
                                               --------    --------    --------   --------   --------    --------
Balance at June 30, 2007 ...................   $ 40,972    $ 59,126    $115,171   $  5,301   $(18,552)   $202,018
Comprehensive income:
    Net earnings ...........................                              2,634                             2,634
    Foreign currency translation
      adjustment ...........................                                         1,084                  1,084
    Minimum pension liability
      adjustment ...........................                                          --                     --
                                                                                                         --------
    Total comprehensive income .............                                                                3,718
Cash dividends paid ........................                             (1,695)                           (1,695)
Purchase of treasury stock .................                                                   (4,997)     (4,997)
Exercise of employee stock options .........                      2                                 8          10
Stock-based compensation ...................                     67                                20          87
 Excess tax benefits related to the exercise
   of employee stock options ...............                    (37)                                          (37)
Employee Stock Ownership Plan ..............                    --                                --           --
                                               --------    --------    --------   --------   --------    --------
Balance at September 30, 2007 ..............   $ 40,972    $ 59,158    $116,110   $  6,385   $(23,521)   $199,104
                                               ========    ========    ========   ========   ========    ========






                                       NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                   (Unaudited)

                                                                                   ACCUMULATED
                                                           CAPITAL IN                 OTHER
                                                COMMON      EXCESS OF     RETAINED COMPREHENSIVE  TREASURY
                                                 STOCK      PAR VALUE     EARNINGS     INCOME      STOCK         TOTAL
                                               ---------    ---------    ---------   ---------   ---------    ---------
Balance at December 31, 2006 ...............   $  40,972    $  57,429    $ 112,481   $   3,541   $ (23,724)   $ 190,699
Comprehensive income:
    Net earnings ...........................                                10,598                               10,598
    Foreign currency translation
      adjustment ...........................                                             2,845                    2,845
      Minimum pension liability
      adjustment ...........................                                                (1)                      (1)
                                                                                                              ---------
    Total comprehensive income .............                                                                     13,442
 Impact of adopting new accounting
   pronouncement (a) .......................                                (1,926)                              (1,926)
Cash dividends paid ........................                                (5,043)                              (5,043)
Purchase of treasury stock .................                                                        (4,997)      (4,997)
Exercise of employee stock options .........                      494                                3,691        4,185
Stock-based compensation ...................                      252                                  171          423
 Excess tax benefits related to the exercise
   of employee stock options ...............                      454                                               454
Employee Stock Ownership Plan ..............                      529                                1,338        1,867
                                               ---------    ---------    ---------   ---------   ---------    ---------
Balance at September 30, 2007 ..............   $  40,972    $  59,158    $ 116,110   $   6,385   $ (23,521)   $ 199,104
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

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning January 1, 2007.

On January 1, 2007, we adopted the provisions of FIN 48. The cumulative effect of adoption was a $1.9 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $2.3 million, all of which would impact the effective tax rate, if recognized.

We continue the practice of recognizing interest and penalties associated with income tax matters as components of the "provision for income taxes". Our accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at September 30, 2007.

We are subject to taxation in the US and various state, local and foreign jurisdictions. We remain subject to examination by US Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, we are no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 30, 2008; however, actual developments in this area could differ from those currently expected.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008. We are assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

NOTE 3.  RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we have a restructuring accrual of $0.9 million remaining as of September 30, 2007, and most of this amount we expect to pay in 2007 and 2008. The restructuring accrual relates to work force reductions, employee termination benefits and contract termination costs. During the nine months ended September 30, 2007, termination benefits of $0.2 million have been charged to the restructuring accrual. As of September 30, 2007, the reserve balance for workforce reductions was at $0.3 million. The restructuring accrual also includes costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. As of September 30, 2007, we have an exit reserve balance for other exit costs of $0.6 million.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM is as follows (in thousands):

                                                   Workforce  Other Exit
                                                   Reduction    Costs    Total
                                                   -----------------------------
Restructuring liability at December 31, 2006 ...   $   472    $   614   $ 1,086
Cash payments during first nine months of 2007 .      (213)      --        (213)
                                                   -------    -------   -------
Restructuring liability as of September 30, 2007   $   259    $   614   $   873
                                                   =======    =======   =======

INTEGRATION EXPENSES

During the third quarter of 2007 and 2006, we incurred integration expenses of approximately $2.6 million and $0.6 million, respectively. Integration expenses incurred during the third quarter of 2007 were $1.2 million for one-time termination benefits and $1.4 million for other exit costs. For the nine months ended September 30, 2007 and 2006, we incurred integration expenses of $3.9 million and $0.8 million, respectively. Integration expenses incurred for the nine months ended September 30, 2007 were $1.9 million for one-time termination benefits and $2 million for other exit costs. The 2007 amount relates primarily to the cost of moving and closing our Puerto Rico production operations, the integration of operations in Mexico and the closure of our Fort Worth, Texas production facility, while the 2006 amount relates mostly to the cost of moving our European production operations and the divestiture of a production unit of our Temperature Control segment.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In October 2006, we announced plans to close our Puerto Rico manufacturing facility related to the Engine Management Segment following the expiration of the Internal Revenue Code Section 936 benefit and to further our efforts in streamlining costs. These operations will be moved to other manufacturing sites. The facility move and closure is planned to occur in a phased manner through December 31, 2008. In connection with this closing, we will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. We estimate these termination benefits will amount to approximately $2 million which will be recognized as expense ratably over the requisite service period. We also expect to incur approximately $2.4 million of various expenses to move the production assets, close the Puerto Rico facility, and relocate some employees. These expenses will be recognized as incurred.

In July 2007, we sold our Fort Worth, Texas manufacturing facility. As a result of the sale, we are in the process of moving operations conducted at this facility to other manufacturing sites. In connection with these moves, we will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. We estimate these termination benefits will amount to approximately $0.4 million, which are being recognized over the requisite service period. In addition, we expect to incur approximately $0.5 million in various expenses to move the production assets and close the facility. These expenses will be recognized as incurred.

Selected information relating to the closure of our Puerto Rico manufacturing facility, integration of operations in Mexico and the closure of our Fort Worth, Texas production facility is as follows (in thousands):


                                                   Workforce   Other Exit
                                                   Reduction    Costs       Total
Exit activity liability at December 31, 2006 ....   $   387    $    35    $   422
Amounts expensed during first nine months of 2007     1,919      1,948      3,867
Cash payments during first nine months of 2007 ..       (90)    (1,319)    (1,409)
                                                    -------    -------    -------
Exit activity liability at September 30, 2007 ...   $ 2,216    $   664    $ 2,880
                                                    =======    =======    =======

In December 2006, we divested a majority portion of our European Temperature Control business. The transaction involved the sale of all of our voting stock of our subsidiaries in Italy and France. The proceeds from the divestiture were approximately $3.1 million, and we incurred a loss on divestiture of $3.2 million. The major classes of assets and liabilities at the time of sale were as follows: accounts receivable of $4 million, inventory of $3.9 million, accounts payable of $1.7 million, and accrued liabilities of $0.8 million. The European Temperature Control business was previously included in our European Segment.

NOTE 4.  SALE OF FORT WORTH FACILITY

In July 2007, we sold our Fort Worth, Texas manufacturing facility for net proceeds of $4.2 million, with a pre-tax gain of $0.8 million. The pre-tax gain is included in Other Income, Net in the consolidated statements of operations. The proceeds from the sale were used to pay down debt under our revolving credit facility.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


NOTE 5.  INVENTORIES


                                                        September 30,  December 31,
                                                             2007         2006
                                                           --------     --------
                                                              (in thousands)
   Finished goods, net ...............................     $164,336     $169,183
   Work in process, net ..............................        6,252        4,654
   Raw materials, net ................................       68,475       60,133
                                                           --------     --------
       Total inventories, net ........................     $239,063     $233,970
                                                           ========     ========

NOTE 6. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):

                                                       September 30,  December 31,
                                                             2007         2006
                                                           --------     --------

CURRENT
-------
Revolving credit facilities (1) ......................     $156,550     $139,799
Current portion of mortgage loan .....................          454          542
                                                           --------     --------
                                                            157,004      140,341
                                                           --------     --------
LONG-TERM DEBT
--------------
6.75% convertible subordinated debentures ............       90,000       90,000
Mortgage loan ........................................        8,026        8,416
Other ................................................         --            105
Less: current portion of long-term debt ..............          454          542
                                                           --------     --------
                                                             97,572       97,979
                                                           --------     --------

    Total debt .......................................     $254,576     $238,320
                                                           ========     ========
-------------
(1)  Consists of the revolving credit facility, the Canadian term loan and the
     European revolving credit facility.


Maturities of long-term debt during the five years ending December 31, 2007 through 2011 are $0.5 million, $0.6 million, $90.6 million, $0.6 million and $0.7 million, respectively.

We had deferred financing costs of $2.9 million and $3 million as of December 31, 2006 and September 30, 2007, respectively. These costs related to our revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized in the amount of $1 million in 2007, $0.8 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.7 million for the period 2011-2018.

REVOLVING CREDIT FACILITY

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation, which prior credit facility provided for a $305 million credit facility and which was to expire in 2008. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)


applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by our same subsidiaries and secured by our same assets as the prior $305 million credit facility.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $88.8 million available for us to borrow pursuant to the formula at September 30, 2007. At December 31, 2006, the interest rate on the Company's prior credit facility was 7.8%, and at September 30, 2007, the interest rate on our restated credit agreement was 7.1%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $133.3 million and $152 million at December 31, 2006 and September 30, 2007, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of 90 days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, an increasing amount of the Company's borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

CANADIAN TERM LOAN

In March 2007, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. This credit agreement amends our existing $7 million credit agreement which was to expire in 2008. The amended credit agreement provides for a line of credit of up to $12 million, of which $7 million is currently outstanding and which amount is part of the $275 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in 2012. Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation (described above).

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has a revolving credit facility which, at September 30, 2007, provides for a line of credit up to $10.2 million. The amount of short-term bank borrowings outstanding under this facility was $6.5 million on December 31, 2006 and $4.6 million on September 30, 2007. The weighted average interest rate on these borrowings on December 31, 2006 and September 30, 2007 was 6.3% and 6.2%, respectively. At September 30, 2007, there was an additional $5.6 million available for our European subsidiary to borrow.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

SUBORDINATED DEBENTURES

In July 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The convertible debentures carry an interest rate of 6.75%, payable semi-annually, and will mature in July 2009. The convertible debentures are convertible into 2,796,120 shares of our common stock at the option of the holder. We may, at our option, redeem some or all of the convertible debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The convertible debentures are subordinated in right of payment to all of our existing and future senior indebtedness.

MORTGAGE LOAN AGREEMENT

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan is payable in monthly installments. The loan bears interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan is secured by a building and related property.

NOTE 7.  COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):


                                                  Three Months Ended      Nine Months Ended
                                                  -------------------- ---------------------
                                                       September 30,         September 30,
                                                     2007       2006       2007        2006
                                                     ----       ----       ----        ----

   Net earnings as reported....................   $ 2,634    $ 4,239   $ 10,598    $ 11,239
   Foreign currency translation adjustment.....     1,084        724      2,845       2,412
   Minimum pension liability adjustment........      --          (75)        (1)       (160)
   Unrealized loss on interest rate swap
       agreements, net of tax..................       --        (110)       --         (262)
                                                  -------   --------   --------   ---------
   Total comprehensive income..................   $ 3,718    $ 4,778   $ 13,442    $ 13,229
                                                  =======   ========   ========   =========



NOTE 8.  STOCK-BASED COMPENSATION PLANS

We have five stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated in May 2004, we were authorized to issue options to purchase 1,500,000 shares. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. Under the 2004 Omnibus Stock Plan, we were authorized to issue options to purchase 500,000 shares. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. Under the 1996 Independent Directors' Stock Option Plan and the 2004 Independent Directors' Stock Option Plan, we were authorized to issue options to purchase 50,000 shares under each plan. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. Under the 2006 Omnibus Incentive Plan, we are authorized to issue equity awards of up to 700,000 shares. Equity awards forfeited under the previous stock option plans and incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to the equity awards so forfeited.


We follow the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 123 (revised
2004), Share-Based Payment ("FAS 123R"), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

STOCK OPTION GRANTS

There were no stock options granted in the nine months ended September 30, 2007 and 2006. We have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. The expense for the nine months ended September 30, 2007 and 2006 reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

The stock options granted prior to 2006 have been vesting gradually at annual intervals. In our prior period SFAS 123 pro forma disclosures, our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2007:

                                                   Weighted   Weighted Average
                                                   Average        Remaining
                                                  Exercise       Contractual
                                      Shares        Price        Term (years)
                                    -------------------------------------------
Outstanding at beginning
  of year....................        990,898        $13.61          5.1
Exercised....................        328,211        $12.75            --
Expired......................         39,999        $24.84            --
Forfeited....................         12,568        $13.71          5.4
                                     -------
Outstanding at end of
  Quarter....................        610,120        $13.34          5.2

Options exercisable at end
  of quarter.................        610,120        $13.34          5.2

At September 30, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was essentially zero. At December 31, 2006, the aggregate intrinsic value of outstanding stock options was $1.9 million, of which $1.4 million relates to options that were exercisable.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the changes in non-vested stock options for the nine months ended September 30, 2007:
                                                                     WEIGHTED
                                                                   AVERAGE GRANT
                                                                     DATE FAIR
                                                     SHARES            VALUE
                                                     -------          ------
Non-vested shares at January 1,
2007...................................              129,750          $ 2.72
Forfeitures....................................        1,125          $ 2.72
Vested.........................................      128,625          $ 2.72
                                                     -------
Non-vested shares at September 30, 2007........        --
                                                     =======

Stock option-based compensation expense was $85,200 ($55,800 net of tax) and $461,400 ($283,300 net of tax) for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we have no unrecognized compensation cost related to stock options. Stock options to purchase 328,211 shares of common stock were exercised during the nine months ended September 30, 2007, and no stock options were exercised during the same period in 2006.

RESTRICTED AND PERFORMANCE STOCK GRANTS

Under our 2006 Omnibus Incentive Plan, the Company is authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and directors. Prior to the time a restricted share becomes fully vested or a performance share is issued, the awardee cannot transfer, pledge, or otherwise encumber such shares. Prior to the time a restricted share is fully vested, the awardee has all other rights of a stockholder, including the right to vote (but not receive dividends). Prior to the time a performance share is issued, the awardee shall have no rights as a stockholder. Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively. Performance-based shares, which are granted only to eligible employees, are subject to a three year measuring period and the achievement of Company performance targets and, depending upon the achievement of such performance targets, then may become vested on the third anniversary of the date of grant. Management believes it is probable that the performance targets associated with performance-based shares previously issued will be achieved.

All shares and rights are subject to forfeiture if certain employment conditions are not met. Under the plan, 700,000 shares are authorized to be issued. For the nine months ended September 30, 2007 and 2006, 6,000 and 95,225 restricted and performance-based shares were granted, respectively. The Company recorded compensation expense related to restricted shares and performance-based shares of $196,000 ($128,500 net of tax) and $98,100 ($60,200 net of tax) for the nine months ended September 30, 2007 and 2006, respectively. The unamortized compensation expense related to the Company's restricted and performance-based shares was $377,200 at September 30, 2007 and is expected to be recognized as they vest over a weighted average period of 1.8 and 0.8 years for employees and directors, respectively. In determining the grant date fair value, we refer to the stock price on the date of grant, as quoted on the New York Stock Exchange, reduced by the present value of dividends expected to be paid on shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. Forfeitures are estimated at 2% for employees and 0% for executive officers and directors, respectively, based on evaluations of historical and expected future turnover.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The Company's restricted and performance-based share activity was as follows for the nine months ended September 30, 2007:

                                                            WEIGHTED
                                                          AVERAGE GRANT
                                                          DATE FAIR VALUE
                                           SHARES            PER SHARE
                                         -----------       ------------

Balance at January 1, 2007 ............    93,775              $7.21
   Granted ............................     6,000             $14.15
   Vested .............................     5,500              $7.49
   Forfeited ..........................     3,225              $7.10
                                         -----------
Balance at September 30, 2007..........     91,050             $7.66
                                         ===========

The weighted-average grant date fair value of restricted and performance based shares granted during the nine months ended September 30, 2007 and 2006 was $84,900 (or $14.15 per share) and $686,500 (or $7.21 per share), respectively.

NOTE 9.  EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except share amounts):



                                          Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                      ----------------------------   ----------------------------
                                         2007             2006           2007           2006
                                     ------------    ------------   ------------    ------------

Earnings from continuing operations   $      4,782    $      2,583   $     13,374    $     10,636
(Loss) income from discontinued
   operation ......................         (2,148)          1,656         (2,776)            603
                                      ------------    ------------   ------------    ------------
Net earnings available to
   common stockholders ............   $      2,634    $      4,239   $     10,598    $     11,239
                                      ============    ============   ============    ============

Weighted average common shares
  outstanding - basic .............     18,593,165      18,306,178     18,609,268      18,265,784
Dilutive effect of restricted stock         26,817          64,998         28,453          32,195
Dilutive effect of stock options ..          3,156             259         54,496            --
                                      ------------    ------------   ------------    ------------
Weighted average common shares ....     18,623,138      18,371,435     18,692,217      18,297,979
                                      ============    ============   ============    ============


The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                                2007        2006          2007          2006
                                ----        ----          ----          ----

 Stock options............    536,620     1,059,311      225,534      1,059,311
 Convertible debentures...  2,796,120     2,796,120    2,796,120      2,796,120

NOTE 10.  EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During 2007, we committed 119,023 shares to be released leaving 62,977 shares remaining in the trust.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

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

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. The Medicare Reform Act expanded Medicare to include, for the first time, coverage for prescription drugs. In connection with the Medicare Reform Act, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. In January 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP No. FAS 106-2, we have assessed the financial impact of the regulations and concluded that our post-retirement benefit plan will be qualified for the direct subsidies and, consequently, our accumulated post-retirement benefit obligation decreased by $6.1 million.

As a result of the reduced eligibility and Medicare subsidy explained above, we are benefiting from a reduction to our post-retirement benefit costs through negative amortization of prior service costs.





The components of net periodic benefit cost for the three months ended September 30 of our North America and UK defined benefit plans are as follows (in thousands):
                                                  Pension        Postretirement
                                                  Benefits          Benefits
                                               --------------    --------------
                                               2007      2006      2007    2006
                                               -----    -----    -----    -----

Service cost ...............................   $  99    $  99    $ 204    $ 200
Interest cost ..............................     113      100      584      581
Amortization of prior service cost (credit)       27       28     (714)    (713)
Amortization of unrecognized loss ..........    --       --          1        1
Actuarial net (gain) loss ..................     (27)     (16)     395      480
                                               -----    -----    -----    -----
Net periodic benefit cost ..................   $ 212    $ 211    $ 470    $ 549
                                               =====    =====    =====    =====

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The components of net periodic benefit cost for the nine months ended September 30 of our North America and UK defined benefit plans are as follows (in thousands):

                                                                    Postretirement
                                                Pension Benefits        Benefits
                                              -------------------   ------------------
                                                2007       2006       2007       2006
                                              -------    -------    -------    -------

Service cost ..............................   $   295    $   296    $   610    $   604
Interest cost .............................       341        301      1,666      1,536
Amortization of prior service cost (credit)        83         83     (2,140)    (2,140)
Amortization of unrecognized loss .........      --         --            3          3
Actuarial net (gain) loss .................       (83)       (48)       971      1,099
                                              -------    -------    -------    -------
Net periodic benefit cost .................   $   636    $   632    $ 1,110    $ 1,102
                                              =======    =======    =======    =======


NOTE 11.  INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):

                                          Three Months Ended September 30,
                               -------------------------------------------------
                                     2007                         2006
                               ----------------------    -----------------------
                                            OPERATING                  OPERATING
                                             INCOME                      INCOME
                               NET SALES     (LOSS)        NET SALES     (LOSS)
                               --------     --------      --------     --------

Engine Management ........     $130,513     $  8,334      $127,752     $  6,958
Temperature Control ......       60,124        3,288        59,917        3,986
Europe ...................       11,161          588        12,813           98
All Other ................        4,371       (3,059)        3,273       (2,347)
                               --------     --------      --------     --------
Consolidated .............     $206,169     $  9,151      $203,755     $  8,695
                               ========     ========      ========     ========

                                       Nine Months Ended September 30,
                                     2007                         2006
                               ----------------------    -----------------------
                                            OPERATING                  OPERATING
                                             INCOME                      INCOME
                               NET SALES     (LOSS)        NET SALES     (LOSS)
                               --------     --------      --------     --------

Engine Management ........     $406,039     $ 32,264      $416,462     $ 30,450
Temperature Control ......      174,262        8,914       181,289       11,585
Europe ...................       32,850        1,967        36,191          490
All Other ................        9,783      (12,722)        9,063      (10,906)
                               --------     --------      --------     --------
Consolidated .............     $622,934     $ 30,423      $643,005     $ 31,619
                               ========     ========      ========     ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 12.  COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006 and September 30, 2007, approximately 3,270 cases and 3,430 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2007, the amounts paid for settled claims are approximately $6 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We are currently reviewing our asbestos-related claims to determine those claims eligible for coverage under this agreement.

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

The most recent actuarial study was performed as of August 31, 2007. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. As a result, in September 2007 an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $23.8 million. According to the updated study, legal costs, which are expensed as incurred and are reported in loss from discontinued operation in the accompanying statement of operations, are estimated to range from $18.7 million to $32.6 million during the same period.

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

ANTITRUST LITIGATION. In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. The plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of September 30, 2007 and 2006, we have accrued $14.4 million and $15.1 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for the three months ended September 30, 2007 and 2006 were $11.5 million and $13.7 million, respectively, and $37.9 million and $41.2 million for the nine months ended September 30, 2007 and 2006, respectively.

The following table provides the changes in our product warranties (in thousands):

                                             ---------------------------------------
                                             Three Months Ended    Nine Months Ended
                                                 September 30,       September 30,
                                             -------------------- ------------------
                                               2007        2006     2007      2006
                                               ----        ----     ----      ----

Balance, beginning of period.................$ 14,715    $ 15,391 $ 11,704  $ 12,701
Liabilities accrued for current year sales...  11,472      13,674   37,870    41,211
Settlements of warranty claims............... (11,814)    (13,917) (35,201)  (38,764)
                                             --------    -------- --------  --------
Balance, end of period.......................$ 14,373    $ 15,148 $ 14,373  $ 15,148
                                             ========    ======== ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS AND ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; CHANGES IN THE PRODUCT MIX AND DISTRIBUTION CHANNEL MIX; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT AND ENVIRONMENTAL LIABILITY MATTERS (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ASBESTOS-RELATED CONTINGENT LIABILITIES OR ENVIRONMENTAL REMEDIATION LIABILITIES); AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER RISK FACTORS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SEC. FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF FUTURE PERFORMANCE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT.

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

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, in June 2003 we acquired substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") for $130.5 million. In connection with our acquisition of DEM, we have a restructuring accrual of $0.9 million as of September 30, 2007, and most of this amount we expect to pay in 2007 and 2008.

SEASONALITY. Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

INTERIM RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

SALES. Consolidated net sales for the three months ended September 30, 2007 were $206.2 million, an increase of $2.4 million, or 1.2%, compared to $203.8 million in the same period of 2006, mainly due to net sales increases in our Engine Management Segment of $2.8 million or 2.2%, and an increase in Other Segments of $1.1 million driven mainly by the strengthening Canadian dollar, partially offset by a $1.7 million decrease in our European Segment. Net sales for the three months ended September 30, 2006 included $3.3 million related to the European Temperature Control business that was divested in December 2006. Excluding this divested business, Europe sales increased $1.7 million, or 13.1%.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased to 26.5% in the third quarter of 2007 compared to 24.2% in the third quarter of 2006 mainly due to margin improvements in our Engine Management and European Segments of 4 percentage points and 2.2 percentage points, respectively, partially offset by a 2.1 percentage point decrease in the Temperature Control margin. In the third quarter of 2007, the margins in Engine

Management and Europe benefited mainly from continued improvements in procurement and manufacturing costs. The Europe margin also benefited from the divestiture of its Temperature Control business in 2006 which carried lower margins. The Temperature Control margin was primarily affected by selective price decreases to match offshore price competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased $2.9 million to $42.9 million, or 20.8% of consolidated net sales, for the third quarter of 2007, as compared to $40 million, or 19.7% of consolidated net sales, in the same period in 2006. The increase was due to higher marketing expenses, a higher bad debt provision on certain accounts receivable, and higher general and administrative expenses due to increased professional fees.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, increased to $2.6 million in the third quarter of 2007, compared to $0.6 million in the third quarter of 2006. The 2007 expenses related mostly to charges made for the closure of our Puerto Rico production operations, the integration of operations in Mexico and the closure of our Fort Worth, Texas production facility. The 2006 expenses related mostly to severance costs related to the move of our European production operations and the divestiture of a production unit of our Temperature Control Segment.

OPERATING INCOME. Operating income was $9.2 million in the third quarter of 2007, compared to $8.7 million in the third quarter of 2006. The increase of $0.5 million was primarily due to higher sales and improved margins in our Engine Management Segment, partially offset by lower margins in our Temperature Control Segment, as well as higher SG&A expenses.

OTHER INCOME, NET. Other income, net increased $1 million in the third quarter 2007 compared to the same period in 2006, primarily due to a $0.8 million gain on the sale of the Fort Worth, Texas manufacturing facility.

INTEREST EXPENSE. Interest expense decreased by $0.5 million in the third quarter 2007 compared to the same period in 2006 mainly due to lower borrowing costs and lower average borrowings during the period.

INCOME TAX PROVISION. The income tax provision was $1.6 million in the third quarter of 2007 and $1.8 million in the third quarter of 2006. The decrease of $0.2 million on higher earnings before taxes was primarily due to a lower effective tax rate for the third quarter for 2007, which was 25% compared to 41% in the third quarter of 2006. The estimated tax rate for 2007 is benefiting from pre-tax income in Europe and a capital gain on the disposal of our Fort Worth, Texas property, where previously unrecognized losses carried forward are offsetting taxes otherwise payable.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of income tax, reflects legal expenses associated with our asbestos-related liability and adjustments thereto based on the information contained in the August 2007 actuarial study and all other available information considered by us. We recorded $2.1 million as a loss and $1.7 million as income from discontinued operation for the third quarter of 2007 and 2006, respectively. The loss for the third quarter of 2007 reflects a $2.8 million pre-tax adjustment to increase our indemnity liability in line with the August 2007 actuarial study, as well as legal fees incurred in litigation, whereas the income for the same period of 2006 reflects a $3.4 million pre-tax adjustment to reduce our indemnity liability in line with the August 2006 actuarial study, partially offset by legal fees incurred in litigation in the third quarter of 2006. As discussed more fully in Note 12 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

SALES. Consolidated net sales for the nine months ended September 30, 2007 were $622.9 million, a decrease of $20.1 million, or 3.1%, compared to $643 million in the same period in 2006, driven by decreases in our Engine Management, Temperature Control and European Segments of $10.4 million, $7 million and $3.3 million, respectively. The decrease in Engine Management sales was mainly due to the expiration of an Original Equipment contract at the end of 2006. The decrease in Temperature Control sales was primarily due to lower pricing, volume erosion to low cost foreign imports, and lower customer demand for air conditioning compressors due to an unusually cool and damp summer. Net sales for the nine months ended September 30, 2006 included $11.4 million related to the European Temperature Control business that was divested in December 2006. Excluding this divested business, Europe sales increased $8.1 million.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased to 26.2% for the nine months ended September 30, 2007 compared to 24.8% in the same period in 2006 mainly due to margin improvements in our Engine Management and European Segments of 2.5 percentage points and 2.7 percentage points, respectively, partially offset by a 1.9 percentage point decrease in our Temperature Control margin. For the nine months ended September 30, 2007, the margins in Engine Management and Europe benefited mainly from continued improvements in procurement and manufacturing costs. The Europe margin also benefited from the divestiture of its Temperature Control business which carried lower margins. The decrease in Temperature Control margin was primarily affected by selective price decreases to match offshore price competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased by $2.1 million to $128.9 million , or 20.7% of consolidated net sales, for the nine months ended September 30, 2007, as compared to $126.8 million, or 19.7% of consolidated net sales, in the same period in 2006. The increase was due to a higher bad debt provision on certain accounts receivable, and higher general and administrative expenses due to increased professional fees, partially offset by a reduction in selling and distribution expenses.

RESTRUCTURING EXPENSES. Restructuring expenses, which include restructuring and integration expenses, increased to $3.9 million for the nine months ended September 30, 2007, compared to $0.8 million in the same period in 2006. The 2007 expense related mostly to charges made for the closure of our Puerto Rico production operations, the integration of operations in Mexico, and the closure of our Fort Worth, Texas production facility. The restructuring expense for the same period in 2006 related mostly to severance costs related to the move of our European production operations and the divestiture of a production unit of our Temperature Control unit.

OPERATING INCOME. Operating income was $30.4 million for the nine months ended September 30, 2007, compared to $31.6 million in the same period in 2006. The decrease of $1.2 million was due to lower consolidated net sales, as well as higher SG&A and restructuring expenses, partially offset by improved gross margins.

OTHER INCOME, NET. Other income, net was $2.9 million for the nine months ended September 30, 2007, which was $0.9 million higher than the same period in 2006, primarily due to a $0.8 million gain on the sale of the Fort Worth, Texas manufacturing facility.

INTEREST EXPENSE. Interest expense decreased by $0.9 million for the nine months ended September 30, 2007 compared to the same period in 2006 mainly due to lower borrowing costs and lower average borrowings during the period.

INCOME TAX PROVISION. The income tax provision was $6 million for the nine months ended September 30, 2007 compared to $8.1 million for the same period in 2006. The $2.1 million decrease was primarily due to a lower effective rate for the nine months ended September 30, 2007, which was 31% compared to 43% in the same period in 2006. The 2006 rate was higher due to the adverse impact of discrete items attributable to changes in state tax rates, while the 2007 estimated tax rate is benefiting from pre-tax income in Europe where previously unrecognized losses carried forward are offsetting taxes otherwise payable.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of income tax, reflects legal expenses associated with our asbestos-related liability and adjustments thereto based on the information contained in the August 2007 actuarial study and all other available information considered by us. We recorded $2.8 million as a loss and $0.6 million as income from discontinued operation for the nine months ended September 30, 2007 and 2006, respectively. The loss for the nine months ended September 30, 2007 reflects a $2.8 million pre-tax adjustment to increase our indemnity liability in line with the August 2007 actuarial study, as well as legal fees incurred in litigation, whereas the income for the same period of 2006 reflects a $3.4 million pre-tax adjustment to reduce our indemnity liability in line with the August 2006 actuarial study, partially offset by legal fees incurred in litigation in the third quarter of 2006. As discussed more fully in Note 12 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first nine months of 2007, cash used in operations amounted to $12.3 million, compared to cash provided by operations of $9 million in the same period of 2006. The $21.3 million decrease in operating cash flow is primarily attributable to an increase in inventories in order to bridge our requirements while we proceed with our facility integration efforts.

INVESTING ACTIVITIES. Cash used in investing activities was $5.3 million in the first nine months of 2007, compared to $7.7 million in the same period of 2006. The decrease was primarily due to $4.2 million in net proceeds on the sale of the Fort Worth, Texas manufacturing facility, partially offset by higher capital expenditures.

FINANCING ACTIVITIES. Cash provided by financing activities was $12.3 million in the first nine months of 2007, compared to cash used in financing activities of $2.4 million in the same period of 2006. The increase is primarily due to higher borrowings, an increase in cash overdrafts, and proceeds received from the exercise of employee stock options, partially offset by a $5 million purchase of treasury stock, essentially completing our share buyback program.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation, which prior credit facility provided for a $305 million credit facility and which was to expire in 2008. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by our same subsidiaries and secured by our same assets as the prior $305 million credit facility.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $88.8 million available for us to borrow pursuant to the formula at September 30, 2007. At December 31, 2006, the interest rate on the Company's prior credit facility was 7.8%, and at September 30, 2007, the interest rate on our restated credit agreement was 7.1%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $133.3 million and $152 million at December 31, 2006 and September 30, 2007, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of 90 days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter

(rolling twelve months), and (2) to limit capital expenditure levels. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, an increasing amount of the Company's borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In March 2007, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. This credit agreement amends our existing $7 million credit agreement which was to expire in 2008. The amended credit agreement provides for a line of credit of up to $12 million, of which $7 million is currently outstanding and which amount is part of the $275 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in 2012. Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation (described above).

Our European subsidiary has a revolving credit facility which, at September 30, 2007, provides for a line of credit up to $10.2 million. The amount of short-term bank borrowings outstanding under this facility was $6.5 million on December 31, 2006 and $4.6 million on September 30, 2007. The weighted average interest rate on these borrowings on December 31, 2006 and September 30, 2007 was 6.3% and 6.2%, respectively. At September 30, 2007, there was an additional $5.6 million available for our European subsidiary to borrow.

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

In August 2007, our Board of Directors authorized a $3.3 million increase in our stock repurchase program. The program is in addition to our existing program authorizing $1.7 million of stock repurchases. During the third quarter and nine months ended September 30, 2007, we repurchased 541,750 shares of our common stock, essentially completing the entire $5 million repurchase program. No shares of our common stock were repurchased in the comparable 2006 periods.

The following is a summary of our contractual commitments as of December 31, 2006.



(IN THOUSANDS)                    2007       2008       2009       2010       2011    2012-2016    TOTAL
                                --------   --------   --------   --------   --------   --------   --------
Principal payments of long
    term debt ...............   $    542   $    570   $ 90,586   $    620   $    655   $  5,548   $ 98,521
Operating leases ............      6,657      5,614      4,446      2,059      1,913      8,582     29,271
Postretirement
    benefits ................      1,095      1,549      1,669      1,800      1,912     12,203     20,228
Severance payments related
    to integration ..........         89        383       --         --         --         --          472
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments..   $  8,383   $  8,116   $ 96,701   $  4,479   $  4,480   $ 26,333   $148,492
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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2007, the allowance for sales returns was $29.9 million. Similarly, management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2007, the allowance for doubtful accounts and for discounts was $10 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2007, we had a valuation allowance of $27 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, Employers' Accounting for Pensions, and SFAS 106, Employers' Accounting for Post-retirement Benefits Other than Pensions. The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. Under FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has concluded that its post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly recognizes subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation under SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions".

ASBESTOS RESERVE. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2007 estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. As a result, in September 2007 an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $23.8 million. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements, in accordance with generally accepted accounting principles. In addition, according to the updated study, legal costs, which are expensed as incurred and are reported in loss from discontinued operation in the accompanying statement of operations, are estimated to range from $18.7 million to $32.6 million during the same period. We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning January 1, 2007.

On January 1, 2007, we adopted the provisions of FIN 48. The cumulative effect of adoption was a $1.9 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $2.3 million, all of which would impact the effective tax rate, if recognized.

We continue the practice of recognizing interest and penalties associated with income tax matters as components of the "provision for income taxes". Our accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at September 30, 2007.

We are subject to taxation in the US and various state, local and foreign jurisdictions. We remain subject to examination by US Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, we are no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 30, 2008; however, actual developments in this area could differ from those currently expected.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008. We are assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British pound, the Euro, the Japanese yen and the Hong Kong dollar. As of December 31, 2006 and September 30, 2007, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in both of the exchange rates affecting both of the foreign currencies in which the indebtedness and the financial instruments described above are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 58.7% at December 31, 2006 and 61.5% at September 30, 2007.

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

(b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended September 30, 2007, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2006 and September 30, 2007 approximately 3,270 cases and 3,430 cases, respectively, were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2007, the amounts paid for settled claims are approximately $6 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We are currently reviewing our asbestos-related claims to determine those claims eligible for coverage under this agreement.

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. The plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information relating to the Company's purchases of its common stock for the third quarter of 2007.


                                                                          MAXIMUM NUMBER
                                                          TOTAL NUMBER   (OR APPROXIMATE
                                                           OF SHARES      DOLLAR VALUE)
                                                            PURCHASED      OF SHARES
                                                           AS PART OF   THAT MAY YET BE
                            TOTAL NUMBER      AVERAGE       PUBLICLY    PURCHASED UNDER
                              OF SHARES     PRICE PAID   ANNOUNCED PLANS    THE PLANS
     PERIOD                 PURCHASED (1)   PER SHARE    OR PROGRAMS (2)  OR PROGRAMS
-----------------------------------------------------------------------------------------

July 1-31, 2007........         --            --               --             --

August 1-31, 2007......       541,750       $ 9.22         541,750            -- (2)

September 1-30, 2007...         --            --               --             --

         Total.........       541,750       $ 9.22         541,750            -- (2)

(1) All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2) On May 18, 2000, our Board authorized the repurchase of up to $2.2 million shares of our common stock, of which amount only $1.7 million remained outstanding at December 31, 2000. On August 16, 2007, our Board of
     Directors authorized a $3.3 million increase in our stock repurchase program. At September 30, 2007, only approximately $141 remained available for future stock repurchases, which essentially completed our stock repurchase program. We do not anticipate engaging in any future stock repurchase transactions for this remaining amount.


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


                                                   STANDARD MOTOR PRODUCTS, INC.
                                                            (Registrant)




Date: November 8, 2007                               /S/ JAMES J. BURKE
                                                     ------------------
                                                     James J. Burke
                                                     Vice President Finance,
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)



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