Form 10-K/A
period 2006-12-31
STANDARD MOTOR PRODUCTS INC
filed 2008-01-04
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549.
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, as originally filed on March 16, 2007 (the "Report"), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the "Staff"). This Amendment amends and replaces in its entirety Item 8. Financial Statements And Supplementary Data to include additional financial information regarding the Company's joint ventures in note 8 of the notes of the consolidated financial statements and to include the conformed signatures of Grant Thornton LLP, which signatures were originally unintentionally omitted in the (a) Report of Independent Registered Public Accounting Firm--Internal Controls over Financial Reporting, (b) Report of Independent Registered Public Accounting Firm--Consolidated Financial Statements, (c) Audit Report on Supplemental Schedule, and (d) Consent of Independent Registered Public Accounting Firm. This Amendment amends and replaces in its entirety Item 9A. Controls and Procedures to enhance our disclosure regarding our disclosure controls and procedures.

We have included as exhibits to this Amendment new certifications of our principal executive officer and principal financial and accounting officer.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE NO.

Management's Report on Internal Control over Financial Reporting.............. 5

Report of Independent Registered Public Accounting Firm--Internal
     Control Over Financial Reporting......................................... 6

Report of Independent Registered Public Accounting Firm--
     Consolidated Financial Statements........................................ 8

Consolidated Statements of Operations for the years ended
     December 31, 2006, 2005 and 2004......................................... 9

Consolidated Balance Sheets as of December 31, 2006
     and 2005.................................................................10

Consolidated Statements of Cash Flows for the years ended
     December 31, 2006, 2005 and 2004 ........................................11

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2006, 2005 and 2004.....................12

Notes to Consolidated Financial Statements....................................13

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


We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007, except for Note 8, as to which the date is January 2, 2008, expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the application of Statement of Financial Accounting Standards No. 123(R) as of January 1, 2006 and No. 158 as of December 31, 2006.




/s/ GRANT THORNTON LLP
------------------------
New York, New York
March 15, 2007

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

/s/ GRANT THORNTON LLP
------------------------
New York, New York
March 15, 2007, except for Note 8, as to which the date is January 2, 2008



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       2006             2005            2004
                                                                   ------------    ------------    ------------
                                                                              (DOLLARS IN THOUSANDS,
                                                                         EXCEPT SHARE AND PER SHARE DATA)

Net sales ......................................................   $    812,024    $    830,413    $    824,283

Cost of sales ..................................................        606,803         644,433         629,290
                                                                   ------------    ------------    ------------

   Gross profit ................................................        205,221         185,980         194,993

Selling, general and administrative expenses ...................        168,050         166,556         178,852

Restructuring expenses .........................................          1,856           5,342          11,449

Goodwill impairment charge .....................................           --              --             6,429
                                                                   ------------    ------------    ------------

   Operating income (loss) .....................................         35,315          14,082          (1,737)

Other (expense) income, net ....................................           (383)          2,648           2,861

Interest expense ...............................................         19,275          17,077          13,710
                                                                   ------------    ------------    ------------

   Earnings (loss) from continuing operations before taxes .....         15,657            (347)        (12,586)

Provision (benefit) for income taxes ...........................          6,494           1,423          (3,679)
                                                                   ------------    ------------    ------------

Earnings (loss) from continuing operations .....................          9,163          (1,770)         (8,907)

Earnings (loss) from discontinued operation, net of income tax
   of $809, $ 1,118 and $2,606 .................................            248          (1,775)         (3,909)
                                                                   ------------    ------------    ------------

   Earnings (loss) before cumulative effect of accounting change          9,411          (3,545)        (12,816)

Cumulative effect of accounting change, net of tax of $1,043 ...           --              --            (1,564)
                                                                   ------------    ------------    ------------

   Net earnings (loss) .........................................   $      9,411    $     (3,545)   $    (14,380)
                                                                   ============    ============    ============

Net earnings (loss) per common share - Basic:

     Earnings (loss) from continuing operations ................   $       0.50    $      (0.09)   $      (0.46)

     Discontinued operation ....................................           0.01           (0.09)          (0.20)

     Cumulative effect of accounting change ....................           --              --             (0.08)
                                                                   ------------    ------------    ------------

Net earnings (loss) per common share - Basic ...................   $       0.51    $      (0.18)   $      (0.74)
                                                                   ============    ============    ============

Net earnings (loss) per common share - Diluted:

     Earnings (loss) from continuing operations ................   $       0.50    $      (0.09)   $      (0.46)

     Discontinued operation ....................................           0.01           (0.09)          (0.20)

     Cumulative effect of accounting change ....................           --              --             (0.08)
                                                                   ------------    ------------    ------------

Net earnings (loss) per common share - Diluted .................   $       0.51    $      (0.18)   $      (0.74)
                                                                   ============    ============    ============

Average number of common shares ................................     18,283,707      19,507,818      19,331,358
                                                                   ============    ============    ============

Average number of common shares and dilutive common shares .....     18,325,175      19,507,818      19,331,358
                                                                   ============    ============    ============


                           See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                ----------------------
                                                                                   2006        2005
                                                                                ---------    ---------
                                                                                (DOLLARS IN THOUSANDS,
                                                                                  EXCEPT SHARE DATA)
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ..............................................   $  22,348    $  14,046
     Accounts receivable, less allowances for discounts and doubtful accounts
       of $9,465 and $9,574 in 2006 and 2005, respectively ..................     183,664      176,294
     Inventories ............................................................     233,970      243,297
     Deferred income taxes ..................................................      14,011       14,081
     Prepaid expenses and other current assets ..............................       7,845        7,972
                                                                                ---------    ---------
              Total current assets ..........................................     461,838      455,690
Property, plant and equipment, net ..........................................      80,091       85,805
Goodwill and other intangibles, net .........................................      56,289       67,402
Other assets ................................................................      41,874       44,147
                                                                                ---------    ---------
              Total assets ..................................................   $ 640,092    $ 653,044
                                                                                =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable ..........................................................   $ 139,799    $ 149,236
     Current portion of long-term debt ......................................         542          542
     Accounts payable .......................................................      53,783       52,535
     Sundry payables and accrued expenses ...................................      24,510       24,466
     Accrued customer returns ...............................................      21,705       22,346
     Restructuring accrual ..................................................         703        1,286
     Accrued rebates ........................................................      20,769       24,017
     Payroll and commissions ................................................      16,714       11,494
                                                                                ---------    ---------
                  Total current liabilities .................................     278,525      285,922
Long-term debt ..............................................................      97,979       98,549
Post-retirement medical benefits and other accrued liabilities ..............      51,678       45,962
Restructuring accrual .......................................................         383       11,348
Accrued asbestos liabilities ................................................      20,828       25,556
                                                                                ---------    ---------
                  Total liabilities .........................................     449,393      467,337
                                                                                ---------    ---------

Commitments and contingencies
Stockholders' equity:
     Common Stock - par value $2.00 per share:
         Authorized 30,000,000 shares, issued 20,486,036 shares .............      40,972       40,972
     Capital in excess of par value .........................................      57,429       56,966
     Retained earnings ......................................................     112,481      109,649
     Accumulated other comprehensive income .................................       3,541        4,158
     Treasury stock - at cost (2,109,816 and 2,315,645 shares in 2006
         and 2005, respectively) ............................................     (23,724)     (26,038)
                                                                                ---------    ---------
                  Total stockholders' equity ................................     190,699      185,707
                                                                                ---------    ---------
                  Total liabilities and stockholders' equity ................   $ 640,092    $ 653,044
                                                                                =========    =========

                           See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      2006        2005        2004
                                                                    --------    --------    --------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss) .............................................   $  9,411    $ (3,545)   $(14,380)
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
     Depreciation and amortization ..............................     15,486      17,356      19,013
     Increase to allowance for doubtful accounts ................        405         655         404
     Increase to inventory reserves .............................      6,128       5,286       1,487
     Loss on disposal of property, plant and equipment ..........         71       2,940       1,379
     Loss on divestiture of European Temperature Control division      3,209        --          --
     Gain on retirement of debt .................................       --        (1,258)       --
     Equity income from joint ventures ..........................       (915)       (955)       (752)
     Employee stock ownership plan allocation ...................      1,190       1,341       1,643
     Stock-based compensation ...................................        848        --          --
     Decrease (increase) in deferred income taxes ...............        328      (4,760)     (6,243)
     Increase (decrease) in tax valuation allowance .............      1,875       3,074        (182)
     (Earnings) loss on discontinued operations, net of tax .....       (248)      1,775       3,909
     Cumulative effect of accounting change .....................       --          --         1,564
     Goodwill impairment charge .................................       --          --         6,429
Change in assets and liabilities, net of effects from
   acquisitions and divestitures:
     (Increase) decrease in accounts receivable .................    (11,758)    (25,597)     21,833
     (Increase) decrease in inventories .........................       (701)     10,058      (5,350)
     (Increase) in prepaid expenses and other current assets ....        (43)       (491)        (82)
     Decrease in other assets ...................................        313       1,237       3,662
     Increase (decrease) in accounts payable ....................      7,693       2,760     (12,376)
     Decrease in sundry payables and accrued expenses ...........     (2,637)     (6,968)     (5,969)
     Decrease in restructuring accrual ..........................     (1,095)     (5,516)    (12,222)
     Increase (decrease) in other liabilities ...................      4,129         370        (301)
                                                                    --------    --------    --------
         Net cash provided by (used in) operating activities ....     33,689      (2,238)      3,466
                                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment .........        995       2,164       1,734
Capital expenditures, net of effects from acquisitions ..........    (10,080)     (9,957)     (9,774)
Payments for acquisitions, net of cash acquired .................       --          --        (2,906)
Proceeds from the divestiture of European Temperature
   Control division .............................................      3,119        --          --
                                                                    --------    --------    --------
         Net cash used in investing activities ..................     (5,966)     (7,793)    (10,946)
                                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreements ..................     (9,082)     39,820       9,717
Principal payments and retirement of long-term debt .............       (570)    (14,655)     (3,341)
(Decrease) increase in overdraft balances .......................     (4,716)      3,288         834
Repurchase of shares held by Dana Corporation ...................       --       (11,899)       --
Proceeds from exercise of employee stock options ................        738         169         972
Dividends paid ..................................................     (6,579)     (7,024)     (6,955)
                                                                    --------    --------    --------
         Net cash (used in) provided by financing activities ....    (20,209)      9,699       1,227
                                                                    --------    --------    --------
Effect of exchange rate changes on cash .........................        788        (556)      1,540
                                                                    --------    --------    --------
Net increase (decrease) in cash and cash equivalents ............      8,302        (888)     (4,713)
CASH AND CASH EQUIVALENTS at beginning of year ..................     14,046      14,934      19,647
                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS at end of year ........................   $ 22,348    $ 14,046    $ 14,934
                                                                    ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest ...............................................   $ 19,224    $ 17,227    $ 13,741
                                                                    ========    ========    ========
         Income taxes ...........................................   $  2,976    $  3,456    $  2,582
                                                                    ========    ========    ========
Non-cash investing and financing activities:

     Reduction of restructuring accrual applied against goodwill    $ 10,606    $  1,243    $  1,000
                                                                    ========    ========    ========

                           See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                               CAPITAL                   ACCUMULATED
                                                              IN EXCESS                     OTHER
                                                 COMMON         OF PAR       RETAINED   COMPREHENSIVE    TREASURY
                                                  STOCK         VALUE        EARNINGS    INCOME (LOSS)     STOCK         TOTAL
                                                  -----         -----        --------    -------------     -----         -----
(IN THOUSANDS)

BALANCE AT DECEMBER 31, 2003 ................   $ 40,972       $ 58,086       $141,553      $  4,814      $(19,384)      $226,041
Comprehensive Loss:
      Net loss ..............................                                  (14,380)                                   (14,380)
      Foreign currency translation adjustment                                                  2,242                        2,242
      Unrealized gain on interest rate swap
        agreements, net of tax of $127 ......                                                    383                          383
      Minimum pension liability adjustment ..                                                 (2,634)                      (2,634)
                                                                                                                         --------
      Total comprehensive loss ..............                                                                             (14,389)
Cash dividends paid .........................                                   (6,955)                                    (6,955)
Exercise of employee stock options ..........                      (645)                                     1,617            972
Employee Stock Ownership Plan ...............                       (17)                                     1,660          1,643

BALANCE AT DECEMBER 31, 2004 ................     40,972         57,424        120,218         4,805       (16,107)       207,312
                                                --------       --------       --------      --------      --------       --------
Comprehensive Loss:
      Net loss ..............................                                   (3,545)                                    (3,545)
      Foreign currency translation adjustment                                                   (940)                        (940)
      Unrealized gain on interest rate swap
        agreements, net of tax of $108                                                            26                           26
      Minimum pension liability adjustment ..                                                    267                          267
                                                                                                                         --------
      Total comprehensive loss ..............                                                                              (4,192)
Cash dividends paid .........................                                   (7,024)                                    (7,024)
Exercise of employee stock options ..........                       (71)                                       240            169
Employee Stock Ownership Plan ...............                      (387)                                     1,728          1,341
Repurchase of shares held
  by Dana Corporation .......................                                                              (11,899)       (11,899)
                                                --------       --------       --------      --------      --------       --------
BALANCE AT DECEMBER 31, 2005 ................     40,972         56,966        109,649         4,158       (26,038)       185,707
Comprehensive Income:
      Net income ............................                                    9,411                                      9,411
      Foreign currency translation adjustment                                                  1,300                        1,300
      Unrealized gain on interest rate swap
        agreements, net of tax of $(198).. ..                                                   (298)                        (298)
      Adoption of FASB Statement No. 158,
      net of income taxes of $1,906 .........                                                 (1,414)                      (1,414)
      Additional minimum pension liability
        adjustment ..........................                                                   (205)                        (205)
                                                                                                                         --------
      Total comprehensive income ............                                                                               8,794
Cash dividends paid .........................                                   (6,579)                                    (6,579)
Exercise of employee stock options ..........                       (49)                                        787           738
Stock based compensation ....................                       653                                         195           848
Employee Stock Ownership Plan ...............                      (141)                                       1,332        1,191
                                                --------       --------       --------      --------      --------       --------
BALANCE AT DECEMBER 31, 2006 ................   $ 40,972       $ 57,429       $112,481      $  3,541      $(23,724)      $190,699
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

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                       ESTIMATED LIFE
                                                  -------------------------
   Buildings and improvements.................    25 to 33-1/2 years
   Building refurbishments....................    10 years
   Machinery and equipment....................    7 to 12 years
   Tools, dies and auxiliary equipment........    3 to 8 years
   Furniture and fixtures.....................    3 to 12 years
   Leasehold improvements.....................    Shorter of life of asset
                                                    or lease term

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

                                                       2006      2005      2004
                                                      ------    ------    ------
                                                           (IN THOUSANDS)
Weighted average common shares ...................    18,284    19,508    19,331
Effect of potentially dilutive common shares .....        41      --        --
                                                      ------    ------    ------
Weighted average common equivalent shares
   outstanding assuming dilution .................    18,325    19,508    19,331
                                                      ======    ======    ======

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                                     2006      2005      2004
                                                    ------    ------    ------
                                                            (IN THOUSANDS)
Stock options and restricted shares ...........        991      1,249     1,192
                                                    ======     ======    ======
Convertible debentures ........................      2,796      2,796     2,796
                                                    ======     ======    ======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows (in thousands):


                                                  BEFORE                       AFTER
                                               APPLICATION                   APPLICATION
                                                    OF                           OF
                                               SFAS NO. 158   ADJUSTMENTS    SFAS NO. 158
                                               ------------   -----------    ------------
Prepaid expenses and other current assets
  (current) ..................................   $  7,861      $    (16)      $  7,845
Other assets (pension, deferred income
   taxes - non-current) ......................     40,658         1,216         41,874
                                                               --------
Total assets .................................    638,892         1,200        640,092
                                                               --------
Sundry payables and accrued expenses
  (pension, current) .........................     25,610        (1,100)        24,510
Pension and post-retirement medical benefits
  (non-current) ..............................     47,964         3,714         51,678
                                                               --------
Total liabilities ............................    446,779         2,614        449,393
Accumulated other comprehensive income (loss)       4,955        (1,414)         3,541
                                                               --------
Total liabilities and stockholders' equity ...   $638,892      $  1,200       $640,092
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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM for the years ended December 31, 2006 and 2005 is as follows (in thousands):

                                                  Workforce   Other Exit
                                                  Reduction     Costs       Total
                                                  ---------     -----       -----
Restructuring liability at December 31, 2004 ..   $  4,250    $ 15,143    $ 19,393
Cash payments during 2005 .....................     (2,338)     (3,178)     (5,516)
Adjustments during 2005 .......................     (1,103)       (140)     (1,243)
                                                  --------    --------    --------
Restructuring liability as of December 31, 2005   $    809    $ 11,825    $ 12,634
Cash payments during 2006 .....................       (184)       (758)       (942)
Adjustments during 2006 .......................       (153)    (10,453)    (10,606)
                                                  --------    --------    --------
Restructuring liability as of December 31, 2006   $    472    $    614    $  1,086
                                                  ========    ========    ========

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

Selected information relating to this exit activity is as follows (in thousands):
                                                                   Other
                                                        Workforce   Exit
                                                       Reduction   Costs   Total
                                                       ---------   -----   -----
Exit activity liability at December 31, 2006 ........     $--      $--      $--
Amounts provided for during 2006 ....................      387       35      422
Cash payments during 2006 ...........................      --       --       --
                                                          ----     ----     ----
Exit activity liability at December 31, 2006 ........     $387     $ 35     $422
                                                          ====     ====     ====

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

5.   INVENTORIES

                                                               DECEMBER 31,
                                                       -------------------------
                                                         2006             2005
                                                       --------         --------
                                                           (IN THOUSANDS)
Finished goods, net ..........................         $169,183         $182,567
Work in process, net .........................            4,654            4,235
Raw materials, net ...........................           60,133           56,495
                                                       --------         --------
    Total inventories, net ...................         $233,970         $243,297
                                                       ========         ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

6.   PROPERTY, PLANT AND EQUIPMENT

                                                              DECEMBER 31,
                                                        -----------------------
                                                          2006           2005
                                                        --------       --------
                                                             (IN THOUSANDS)
Land, buildings and improvements .....................  $ 71,147       $ 70,748
Machinery and equipment ..............................   133,022        136,010
Tools, dies and auxiliary equipment ..................    24,270         22,447
Furniture and fixtures ...............................    29,255         28,634
Leasehold improvements ...............................     7,595          7,485
Construction in progress .............................     5,732          6,552
                                                        --------       --------
                                                         271,021        271,876
Less accumulated depreciation ........................   190,930        186,071
                                                        --------       --------
Total property, plant and equipment, net..............  $ 80,091       $ 85,805
                                                        ========       ========

Depreciation expense was $13.4 million, $15 million and $16.8 million for 2006 , 2005 and 2004, respectively.

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

The changes in the carrying value of goodwill for our segments during the two years ended December 31, 2006 are as follows (in thousands):


                                            ENGINE      TEMPERATURE
                                           MANAGEMENT    CONTROL    EUROPE         TOTAL
                                           ----------    -------    ------         -----
Balance as of December 31, 2004 ........   $ 50,337       $--        $ --        $ 50,337
Purchase accounting adjustments (Note 2)     (1,243)       --          --          (1,243)
Balance as of December 31, 2005 ........   $ 49,094       $--        $ --        $ 49,094
Purchase accounting adjustments (Note 2)    (10,606)       --          --         (10,606)
                                           --------      ------     ------       --------
Balance as of December 31, 2006 ........   $ 38,488       $--        $ --        $ 38,488
                                           ========      ======     ======       ========

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

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets associated with the acquisition of DEM, as of December 31, 2006 and 2005, consist of (in thousands):

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2006            2005
                                                         -------         -------
Gross customer relationships ...................         $10,000         $10,000
Trademarks and trade names .....................           6,100           6,100
                                                         -------         -------
                                                          16,100          16,100
Less accumulated amortization(1) ...............           2,778           1,667
                                                         -------         -------
Net ............................................         $13,322         $14,433
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

8.   OTHER ASSETS
                                                                DECEMBER 31,
                                                          ----------------------
                                                            2006           2005
                                                          -------        -------
                                                             (IN THOUSANDS)
Equity in joint ventures .........................        $ 2,483        $ 2,014
Deferred income taxes, net (Note 16) .............         24,434         26,567
Deferred financing costs, net ....................          2,897          4,558
Other ............................................         12,060         11,008
                                                          -------        -------
     Total other assets, net .....................        $41,874        $44,147
                                                          =======        =======

Included in the above caption "Other" is a preferred stock investment of $1.5 million in a customer, which is carried at cost. Net sales to this customer amounted to $37.4 million, $47.8 million and $65.3 million in 2006, 2005 and 2004, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

As of December 31, 2006, we have equity ownership investments in several joint ventures located in Europe, Canada, and Israel. Our ownership interests in these joint ventures are accounted for on the equity method. The two largest of our joint ventures are Blue Streak Electronics, Ltd. ("BSE") located in Canada and Testar Ltd. ("Testar") located in Israel. The investments and equity income in our other joint ventures are not individually material. The following is a brief description of each of the two largest of our joint ventures:

BLUE STREAK ELECTRONICS, LTD.

Since established in 1992, we have maintained a 50% ownership interest in this joint venture. The joint venture remanufactures on-board computers for the automobile aftermarket. The headquarters and manufacturing facility of BSE are located in Canada. BSE has a fiscal year end of December 31.

TESTAR, LTD.

Since established in 1995, we have maintained a 50% ownership interest in this joint venture. The headquarters and manufacturing facility of Testar are located in Israel. The joint venture produces software products for use in on-board computers for the automobile aftermarket. Testar has a fiscal year end of December 31.

The following is summarized selected financial information from our joint ventures (in thousands):


       AGGREGATED FINANCIAL INFORMATION                                AS OF DECEMBER 31,
------------------------------------------------
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Current Assets .........................................   $ 10,445   $ 10,720    $ 11,013    $  9,885
Non-Current Assets .....................................      2,928      2,928       3,532       3,355
Current Liabilities ....................................      6,197      6,583       9,027       8,741
Non-Current Liabilities ................................      1,635      2,067         639         356

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Net Sales ..............................................   $ 14,256   $ 14,846    $ 15,733    $ 12,947
Costs and Expenses .....................................     12,256     13,016      13,794      12,440
                                                           --------   --------    --------    --------
Net Income .............................................   $  2,000   $  1,830    $  1,939    $    507
                                                           ========   ========    ========    ========

       BLUE STREAK ELECTRONICS, LTD,                                     AS OF DECEMBER 31,
------------------------------------------
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Current Assets .........................................   $  5,223   $  5,687    $  4,582    $  5,070
Non-Current Assets .....................................      2,661      2,645       3,138       2,955
Current Liabilities ....................................      3,855      4,372       3,891       4,578
Non-Current Liabilities ................................       --         --          --          --

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Net Sales ..............................................   $  7,563   $  8,541    $  9,149    $  7,474
Costs and Expenses .....................................      6,875      7,573       7,965       6,781
                                                           --------   --------    --------    --------
Net Income .............................................   $    688   $    968    $  1,184    $    693
                                                           ========   ========    ========    ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES




       TESTAR, LTD.                                                     AS OF DECEMBER 31,
-----------------------------------------
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Current Assets .........................................   $    213   $  1,078    $  1,077    $  1,147
Non-Current Assets .....................................          7         11          11          12
Current Liabilities ....................................         69        113          93         139
Non-Current Liabilities ................................         42         22          25          20

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Net Sales ..............................................   $    520   $  1,389    $  1,299    $  1,278
Costs and Expenses .....................................        454        496         456         559
                                                           --------   --------    --------    --------
Net Income .............................................   $     66   $    893    $    843    $    719
                                                           ========   ========    ========    ========

       ALL OTHER                                                        AS OF DECEMBER 31,
-------------------------------------------
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Current Assets .........................................   $  5,009   $  3,955    $  5,354    $  3,668
Non-Current Assets .....................................        260        272         383         388
Current Liabilities ....................................      2,273      2,098       5,043       4,024
Non-Current Liabilities ................................      1,593      2,045         614         336

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                             2006       2005        2004        2003
                                                           --------   --------    --------    --------

Net Sales ..............................................   $  6,173   $  4,916    $  5,285    $  4,195
Costs and Expenses .....................................      4,927      4,947       5,373       5,100
                                                           --------   --------    --------    --------
Net Income (Loss) ......................................   $  1,246   $    (31)   $    (88)   $   (905)
                                                           ========   ========    ========    ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

9.   CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):
                                                                  DECEMBER 31,
                                                          ----------------------
                                                             2006         2005
                                                          --------      --------
CURRENT
Revolving credit facilities (1) ....................      $139,799      $149,236
Current portion of mortgage loan ...................           542           542
                                                          --------      --------
                                                           140,341       149,778
                                                          --------      --------
LONG-TERM DEBT
6.75% convertible subordinated debentures ..........        90,000        90,000
Mortgage loan ......................................         8,416         8,912
Other ..............................................           105           179
Less current portion of long-term debt .............           542           542
                                                          --------      --------
                                                            97,979        98,549
                                                          --------      --------

    Total debt .....................................      $238,320      $248,327
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

Accumulated other comprehensive income is comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                             ------------------
                                                               2006       2005
                                                             -------    -------
Foreign currency translation adjustments .................   $ 8,382    $ 7,082
Unrealized gain on interest rate swap
  agreement, net of tax ..................................      --          298
Initial adoption of FASB Statement No. 158,
  net of income taxes ....................................    (1,414)      --
Minimum pension liability ................................    (3,427)    (3,222)
                                                             -------    -------
Total accumulated other comprehensive income .............   $ 3,541    $ 4,158
                                                             =======    =======

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

Had we determined compensation cost based on the fair value at the grant date for our pre-2006 stock option grants, our pro forma net income and net income per common share would have been as follows (in thousands, except per share data):
                                                      Year Ended      Year Ended
                                                      December 31    December 31
                                                         2005           2004
                                                     ------------    -----------
Net losses as reported ............................    $(3,545)        $(14,380)
Less: Stock-based employee compensation expense
determined under fair value method
  for all awards, net of related tax effects ......        678              452
                                                       -------         --------
Pro forma net losses ..............................    $(4,223)        $(14,832)
                                                       =======         ========
Losses per share:
    Basic - as reported ...........................    $ (0.18)        $  (0.74)
                                                       -------         --------
    Basic - pro forma .............................    $ (0.22)        $  (0.77)
                                                       -------         --------
    Diluted - as reported .........................    $ (0.18)        $  (0.74)
                                                       -------         --------
    Diluted - pro forma ...........................    $ (0.22)        $  (0.77)
                                                       -------         --------

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

The following is a summary of the changes in outstanding stock options for the year ended December 31, 2006:

                                                                     Weighted
                                                                      Average
                                                           Weighted  Remaining
                                                           Average  Contractual
                                                          Exercise     Term
                                             Shares         Price     (years)
                                            ------------------------------------
Outstanding at beginning of year .........   1,249,226    $   14.42     6.2
Expired ..................................    (180,665)   $   20.43     0
Exercised ................................     (70,038)   $   10.55     0
Forfeited, Other .........................      (7,625)   $   12.76     5.8
--------------------------------------------------------------------------------

Outstanding at end of year ...............     990,898    $   13.61     5.1
--------------------------------------------------------------------------------

Options exercisable at end of year .......     861,148    $   13.91     4.6
--------------------------------------------------------------------------------

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

The following is a summary of the changes in non-vested stock options for the year ended December 31, 2006:
                                                                  Weighted
                                                                Average Grant
                                                     Shares    Date Fair Value
                                                    --------------------------
Non-vested shares at January 1,                      494,426     $ 3.04
2006...................................
Forfeitures.........................................   5,000     $ 2.83
Vested.............................................. 359,676     $ 3.16
                                                     -------
Non-vested shares at December 31, 2006.............. 129,750     $ 2.72
                                                     =======

Stock option-based compensation expense in 2006 was $547,400 ($333,100 net of tax), including $264,700 for unvested options. As of December 31, 2006, we have $88,200 of unrecognized compensation cost related to non-vested stock options granted, which will be recognized over a weighted-average period of 0.25 years.

RESTRICTED AND PERFORMANCE STOCK GRANTS

Under our 2006 Omnibus Incentive Plan, the Company is authorized to issue shares of restricted and performance-based stock to eligible employees and directors. Prior to the time a restricted share becomes fully vested or a performance share is issued, the awardee cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardee has all other rights of a stockholder, including the right to vote (but not receive dividends during the vesting period). Prior to the time a performance share is issued, the awardee shall have no rights as a stockholder. Restricted shares

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively. Performance-based shares are subject to a three year measuring period and the achievement of Company performance targets and, depending upon the achievement of such performance targets, then may become vested on the third anniversary of the date of grant. Management believes it is probable that the performance targets will be achieved.

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

The Company's restricted and performance-based share activity was as follows for the year ended December 31, 2006:
                                                               Weighted
                                                             Average Grant
                                                            Date Fair Value
                                                Shares         Per Share
                                             -----------   -----------------

Balance at January 1, 2006 ................       --             --
   Granted ................................     95,225         $ 7.21
   Vested .................................        200         $ 7.84
   Forfeited ..............................      1,250         $ 6.90
                                               -------
Balance at December 31, 2006 ..............     93,775         $ 7.21
                                               =======

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

The following table represents a reconciliation of the beginning and ending benefit obligation, the fair value of plan assets and the funded status of the plan (in thousands):

                                                                 DECEMBER 31,
                                                            --------------------
                                                             2006        2005
                                                             ----        ----
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ................    $  --       $  --
Interest cost ..........................................       --          --
Actuarial loss .........................................       --          --
Settlement .............................................       --          --
Benefits paid ..........................................       --          --
                                                            -------    --------
Benefit obligation at end of year ......................    $  --       $  --
                                                            =======    ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .........        587         594
Settlement .............................................       (610)       --
Actual return on plan assets ...........................         23          (7)
Benefits paid ..........................................       --          --
                                                            -------    --------
Fair value of plan assets at end of year ...............    $     0     $   587
                                                            -------    --------
FUNDED STATUS ..........................................          0     $   587
Unrecognized net actuarial loss ........................          0          66
                                                            -------    --------
Net amount recognized (prepaid benefit cost) ...........    $     0     $   653
                                                            =======    ========

Weighted average assumptions are as follows (in thousands):

                                                               DECEMBER 31,
                                                        ------------------------
                                                        2006      2005      2004
                                                        ----      ----      ----

Discount rates ...................................      N/A       N/A       N/A
Expected long-term rate of return on assets ......      N/A       N/A       N/A

Components of net periodic (benefit) cost follow (in thousands):

                                                              DECEMBER 31,
                                                      --------------------------
                                                      2006       2005       2004
                                                      ----       ----       ----
Interest cost .................................       $--        $--        $--
Return on assets ..............................        --         --         --
Settlement ....................................        --         --         --
Recognized actuarial (gain) loss ..............          1         33        116
                                                      -----      -----     -----
Net periodic (benefit) cost ...................       $  1       $ 33       $116
                                                      =====      =====     =====

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

We and certain of our subsidiaries also maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees. The provisions for retirement expense in connection with the plans are as follows (in thousands):
                                                                  DEFINED
                                                MULTI-        CONTRIBUTION AND
                                            EMPLOYER PLANS      OTHER PLANS
Year ended December 31,
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

                                                                 DECEMBER 31,
                                                           ---------------------
                                                             2006         2005
                                                           -------      -------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..............     $ 5,495      $ 4,599
Service cost .........................................         393          394
Interest cost ........................................         284          255
Actuarial loss (gain) ................................        (530)         247
                                                           -------      -------
Benefit obligation at end of year ....................     $ 5,642      $ 5,495
                                                           =======      =======
FUNDED STATUS ........................................      (5,642)      (5,495)
Unrecognized prior service cost ......................         690          801
Additional minimum pension liability .................      (1,029)      (1,435)
Unrecognized net actuarial loss ......................         912        1,559
                                                           -------      -------
Net amount recognized (accrued benefit cost) .........     $(5,069)     $(4,570)
                                                           =======      =======

Components of net periodic benefit cost follow (in thousands):

                                                             DECEMBER 31,
                                                      --------------------------
                                                      2006       2005       2004
                                                      ----       ----       ----
Service cost ..................................       $393       $394       $355
Interest cost .................................        284        255        232
Amortization of prior service cost ............        111        110        111
Amortization of unrecognized loss .............        117        118        128
                                                      ----       ----       ----
Net periodic benefit cost .....................       $905       $877       $826
                                                      ====       ====       ====

Actuarial assumptions used to determine costs and benefit obligations are as follows:
                                                      DECEMBER 31,
                                            --------------------------------
                                            2006          2005         2004
                                            ----          ----        -----
Discount rates ....................         5.75%         5.50%       5.75%
Salary increase ...................            4%            4%          4%

The following SERP benefit payments are expected to be paid (in thousands):

                                                                   BENEFITS
                                                              ------------------

       2007...................................................         $ 0
       2008...................................................         351
       2009...................................................         351
       2010...................................................         351
       2011...................................................         351
       Years 2012 - 2016......................................       1,754

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

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of our UK defined benefit plan:

                                                               DECEMBER 31,
                                                           --------------------
                                                             2006         2005
                                                           -------      -------
                                                              (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..............     $ 2,886      $ 3,412
Service cost .........................................        --           --
Interest cost ........................................         168          157
Actuarial loss .......................................        --           (216)
Benefits paid ........................................        (125)        (121)
Translation adjustment ...............................         381         (346)
                                                           -------      -------
Benefit obligation at end of year ....................     $ 3,310      $ 2,886
                                                           =======      =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .......     $ 2,678      $ 2,353
Settlement ...........................................          94          109
Actual return on plan assets .........................         288          587
Benefits paid ........................................        (125)        (121)
Expenses .............................................        --            (12)
Translation adjustment ...............................         353         (238)
                                                           -------      -------
Fair value of plan assets at end of year .............     $ 3,288      $ 2,678
                                                           -------      -------
FUNDED STATUS ........................................         (22)        (208)
Unrecognized prior service cost ......................        --           --
Additional minimum pension liability .................      (1,974)      (2,380)
Unrecognized net actuarial loss ......................        --           --
                                                           -------      -------
Net amount recognized (accrued benefit cost) .........     $(1,996)     $(2,588)
                                                           =======      =======

Amounts recognized in the consolidated balance sheet consist of (in thousands):

                                                              DECEMBER 31,
                                                         -----------------------
                                                           2006           2005
                                                         -------        -------
Current liabilities ..............................       $  --          $  (208)
Non-current liabilities ..........................           (22)          --
Accumulated other comprehensive loss .............        (1,974)        (2,380)
                                                         -------        -------
Net amount recognized ............................       $(1,996)       $(2,588)
                                                         =======        =======

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

                                                                 DECEMBER 31,
                                                            --------------------
                                                             2006          2005
                                                            ------        ------
Net actuarial (gain) loss ..........................        $ --          $ --
Prior service cost (credit) ........................            22           208
Additional minimum pension liability ...............         1,974         2,380
                                                           ------        ------
Net amount recognized ..............................        $1,996        $2,588
                                                            ======        ======

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Information for the UK pension plan with accumulated benefit obligation in excess of plan assets (in thousands):

                                                                DECEMBER 31,
                                                           ---------------------
                                                            2006           2005
                                                           ------         ------
Projected benefit obligation .....................         $3,310         $2,886
Accumulated benefit obligation ...................         $3,310         $2,886
Fair value of plan assets ........................         $3,288         $2,678

Components of net periodic benefit cost follow (in thousands):

                                                            DECEMBER 31,
                                                  -----------------------------
                                                   2006        2005        2004
                                                  -----       -----       -----
Service cost ...............................      $--         $--         $--
Interest cost ..............................        168         157         171
Amortization of transition obligation ......       --          --          --
Amortization of prior service cost .........       --          --          --
Amortization of net actuarial loss .........       --          --          --
Recognized actuarial (gain) loss ...........       (196)       (145)       (150)
                                                  -----       -----       -----
Net periodic benefit cost ..................      $ (28)      $  12       $  21
                                                  =====       =====       =====

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                     2006       2005       2004
                                                    -------    -------    ------
Discount rates ..................................... 5.23%      5.23%      5.23%
Inflation .......................................... 3.00%      3.00%      2.97%

The UK pension plan's weighted-average asset allocation by asset category are as follows:

                                                               DECEMBER 31,
                                                          ----------------------
                                                          2006             2005
                                                          ----             ----
Equity securities ............................              70%              78%
Bonds ........................................              14%              20%
Property .....................................              16%               0%
Cash .........................................               0%               2%
                                                           ----             ----
                                                           100%             100%
                                                           ===              ===

The return on plan assets for 2006 was approximately 9.8%. The return on plan assets for 2005 was approximately 28%.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                                 PENSION
                                                                 BENEFITS
                                                            ------------------

       2007.................................................     $  98
       2008.................................................       118
       2009.................................................       137
       2010.................................................       157
       2011.................................................       176
       Years 2012 - 2016....................................    $1,175

The provision for retirement expense in connection with the UK defined contribution plan is as follows (in thousands):

                                                              DEFINED
                                                         CONTRIBUTION PLAN
                                                         -----------------
Year ended December 31,
2006..............................................           $ 289
2005..............................................             305
2004..............................................             313

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

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan (in thousands):


                                                             DECEMBER 31,
                                                        -----------------------
                                                          2006           2005
                                                        --------       --------
Benefit obligation at beginning of year ..........      $ 35,302       $ 46,960
Service cost .....................................           807          2,924
Interest cost ....................................         2,050          2,330
Amendments .......................................          --          (20,667)
Actuarial loss ...................................           953          4,749
Benefits paid ....................................          (920)          (994)
                                                        --------       --------
Benefit obligation at end of year ................      $ 38,192       $ 35,302
                                                        --------       --------
Funded status ....................................      $(38,192)      $(35,302)
Unrecognized transition obligation ...............          --               34
Unrecognized prior service costs .................          --          (14,334)
Unrecognized net actuarial loss ..................          --           15,114
                                                        --------       --------
Accrued benefit cost .............................      $(38,192)      $(34,488)
                                                        ========       ========

Components of net periodic benefit cost following (in thousands):


                                                            DECEMBER 31
                                                 -------------------------------
                                                   2006        2005        2004
                                                 -------     -------     -------
Service cost ................................    $   807     $ 2,924     $ 3,486
Interest cost ...............................      2,050       2,330       2,389
Amortization of transition obligation .......          4          30          42
Amortization of prior service cost ..........     (2,868)     (1,190)        124
Amortization of net actuarial loss ..........       --             6           5
Recognized actuarial (gain) loss ............      1,481       1,056         663
                                                 -------     -------     -------
Net periodic benefit cost ...................    $ 1,474     $ 5,156     $ 6,709
SFAS 106 curtailment gain ...................       --        (3,842)       --
                                                 -------     -------     -------
     Total benefit cost .....................    $ 1,474     $ 1,314     $ 6,709
                                                 =======     =======     =======

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                             DECEMBER 31,
                                                      -------------------------
                                                       2006      2005      2004
                                                      -----      ----     -----
Discount rate ....................................     5.75%     5.50%    5.75%
Current medical cost trend rate ..................      9%        9%       10%
Current dental cost trend ........................      5%        5%        5%
Ultimate medical cost trend rate .................      5%        5%        5%
Year trend rate declines to ultimate .............     2011      2010      2009

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2006 (in thousands):

                                                                   1-PERCENTAGE-
                                                    1-PERCENTAGE-     POINT
                                                    POINT INCREASE   DECREASE
                                                    ----------------------------
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

15.  OTHER INCOME (EXPENSE), NET
                                                       YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2006        2005        2004
                                                 -------     -------     -------
                                                         (IN THOUSANDS)
Interest and dividend income ................    $   498     $   311     $   615
Gain on early retirement of debt ............       --         1,258        --
Income from joint ventures (Note 8) .........        915         956         753
Loss on divestiture of European
  Temperature Control operations ............     (3,209)       --          --
Gain (loss) on disposal of property,
  plant and equipment .......................        (71)        160        --
(Loss) gain on foreign exchange .............        646        (768)        731
Other income - net ..........................        838         731         762
                                                 -------     -------     -------
    Total other income (expense), net .......    $  (383)    $ 2,648     $ 2,861
                                                 =======     =======     =======

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

16.  INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2006        2005        2004
                                                -------     -------     -------
Current:
  Domestic .................................    $   968     $   233     $(2,476)
   Foreign .................................      2,135       2,137       4,022
                                                -------     -------     -------
Total Current ..............................      3,103       2,370       1,546
Deferred:
   Domestic ................................      3,416      (1,074)     (4,558)
   Foreign .................................        (25)        127        (667)
                                                -------     -------     -------
Total Deferred .............................      3,391        (947)     (5,225)
                                                -------     -------     -------
Total income tax provision (benefit) .......    $ 6,494     $ 1,423     $(3,679)
                                                =======     =======     =======

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

Reconciliations between taxes at the United States federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows:


                                                       YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    2006       2005       2004
                                                  -------    -------    -------

U.S. federal income tax rate of 35% ...........   $ 5,480    $  (121)   $(4,405)
Increase (decrease) in tax rate resulting from:
   State and local income taxes, net of federal
      income tax benefit ......................        33       (121)      (361)
   State tax credits ..........................         8       (535)      --
   Non-deductible items, net ..................       246        241        174
   Impact on deferred tax assets, Puerto Rico .    (1,146)      --         --
   Income (benefit) taxes attributable
      to foreign income .......................        (2)    (1,115)     1,095
   Change in valuation allowance ..............     1,875      3,074       (182)
                                                  -------    -------    -------
   Provision (benefit) for income taxes .......   $ 6,494    $ 1,423    $(3,679)
                                                  =======    =======    =======

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):


                                                               DECEMBER 31,
                                                         ----------------------
                                                            2006          2005
                                                         --------      --------
Deferred tax assets:
   Inventories .....................................     $  9,922      $  8,701
   Allowance for customer returns ..................        7,285         8,298
   Post-retirement benefits ........................       13,261        12,889
   Allowance for doubtful accounts .................        3,495         3,375
   Accrued salaries and benefits ...................        9,672         5,596
   Net operating loss, capital loss and tax
      credit carry forwards ........................       21,136        24,928
   Goodwill ........................................        1,512         2,458
   Accrued asbestos liabilities ....................        8,691        10,703
   Other ...........................................        7,194         7,142
                                                         --------      --------
                                                           82,168        84,090
                                                         --------      --------
   Valuation allowance .............................      (28,006)      (26,131)
                                                         --------      --------
   Total ...........................................     $ 54,162      $ 57,959
                                                         ========      ========
Deferred tax liabilities:
   Depreciation ....................................     $  4,743      $  7,270
   Promotional costs ...............................          482           233
   Goodwill ........................................          514           444
   Restructuring costs .............................        8,620         7,659
   Other ...........................................        1,358         1,705
                                                         --------      --------
   Total ...........................................       15,717        17,311
                                                         --------      --------
Net deferred tax assets ............................     $ 38,445      $ 40,648
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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                              2006          2005          2004
                                          ---------     ---------     ---------
Net sales:
  Engine Management ..................    $ 543,221     $ 547,008     $ 562,769
  Temperature Control ................      211,102       229,226       210,094
  Europe .............................       47,044        43,423        40,651
  Other ..............................       10,657        10,756        10,769
                                          ---------     ---------     ---------
    Total ............................    $ 812,024     $ 830,413     $ 824,283
                                          =========     =========     =========
Depreciation and amortization:
  Engine Management ..................    $   9,893     $   9,992     $  10,921
  Temperature Control ................        3,457         4,717         5,640
  Europe .............................          816         1,415         1,444
  Other ..............................        1,320         1,232         1,008
                                          ---------     ---------     ---------
    Total ............................    $  15,486     $  17,356     $  19,013
                                          =========     =========     =========
Operating profit (loss):
  Engine Management ..................    $  41,249     $  19,338     $  24,549
  Temperature Control ................       11,954        11,936        (2,114)
  Europe .............................           46          (572)       (2,034)
  Other ..............................      (17,934)      (16,620)      (22,138)
                                          ---------     ---------     ---------
    Total ............................    $  35,315     $  14,082     $  (1,737)
                                          =========     =========     =========

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2006         2005          2004
                                           ---------    ---------     ---------
Investment in equity affiliates:
  Engine Management ...................    $    --      $    --       $    --
  Temperature Control .................         --           --            --
  Europe ..............................          201         (202)         (322)
  Other ...............................        2,282        2,216         2,260
                                           ---------    ---------     ---------
    Total .............................    $   2,483    $   2,014     $   1,938
                                           =========    =========     =========
Capital expenditures:
  Engine Management ...................    $   7,481    $   7,511     $   7,513
  Temperature Control .................        1,339        1,813         1,383
  Europe ..............................        1,215          623           793
  Other ...............................           45           10            85
                                           ---------    ---------     ---------
  Total ...............................    $  10,080    $   9,957     $   9,774
                                           =========    =========     =========
Total assets:
  Engine Management ...................    $ 430,158    $ 438,116     $ 429,631
  Temperature Control .................      109,734      114,441       125,656
  Europe ..............................       26,708       28,217        30,936
  Other ...............................       73,492       72,270        70,346
                                           ---------    ---------     ---------
    Total .............................    $ 640,092    $ 653,044     $ 656,569
                                           =========    =========     =========

Reconciliation of segment operating profit (loss) to net income (loss):

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 2006        2005        2004
                                               --------    --------    --------
 Operating profit (loss) ...................   $ 35,315    $ 14,082    $ (1,737)
 Other (expense) income ....................       (383)      2,648       2,861
 Interest expense ..........................     19,275      17,077      13,710
                                               --------    --------    --------
Earnings (loss) from continuing operations
    before taxes ...........................     15,657        (347)    (12,586)
 Income tax expense (benefit) ..............      6,494       1,423      (3,679)
                                               --------    --------    --------

Earnings (loss) from continuing operations        9,163      (1,770)     (8,907)
  Discontinued operation, net of tax .......        248      (1,775)     (3,909)
  Cumulative effect of accounting
    change, net of tax .....................       --          --        (1,564)
                                               --------    --------    --------
Net earnings (loss) ........................   $  9,411    $ (3,545)   $(14,380)
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

                                                          REVENUE
                                                  YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                        2006             2005             2004
                                      --------         --------         --------
                                                  (IN THOUSANDS)
United States ...............         $688,030         $716,358         $714,955
Canada ......................           48,537           46,353           45,115
Europe ......................           47,044           43,423           40,651
Other Foreign ...............           28,413           24,279           23,562
                                      --------         --------         --------
   Total ....................         $812,024         $830,413         $824,283
                                      ========         ========         ========



                                                     LONG LIVED ASSETS
                                                  YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2006            2005            2004
                                      --------         --------         --------
                                                  (IN THOUSANDS)
United States ...............         $144,208         $161,451         $174,056
Europe ......................            4,821            4,682            6,214
Canada ......................            4,014            3,900            4,144
Other Foreign ...............              778              754              785
                                      --------         --------         --------
  Total .....................         $153,821         $170,787         $185,199
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

The estimated fair values of our financial instruments are as follows (in thousands):

                                                  CARRYING AMOUNT     FAIR VALUE
                                                  ---------------     ----------
DECEMBER 31, 2006
Cash and cash equivalents ..................          $ 22,348          $ 22,348
Trade accounts receivable ..................           183,664           183,664
Trade accounts payable .....................            53,783            53,783
Short term borrowings ......................           139,799           139,799
Long-term debt .............................            98,521            94,584
Interest rate swaps ........................              --                --

DECEMBER 31, 2005
Cash and cash equivalents ..................          $ 14,046          $ 14,046
Trade accounts receivable ..................           176,294           176,294
Trade accounts payable .....................            52,535            52,535
Short term borrowings ......................           149,236           149,236
Long-term debt .............................            99,091            97,847
Interest rate swaps ........................               496               496

20. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three years ended December 31, 2006 was as follows (in thousands):


                                                   TOTAL   REAL ESTATE    OTHER
2006......................................        $8,438      $5,983     $2,455
2005......................................         9,928       6,970      2,958
2004......................................        11,858       7,686      4,172

At December 31, 2006, we are obligated to make minimum rental payments through 2017, under operating leases, which are as follows (in thousands):

2007....................................................           $ 6,657
2008....................................................             5,614
2009....................................................             4,446
2010....................................................             2,059
2011....................................................             1,913
Thereafter..............................................             8,582
                                                                   -------
Total...................................................           $29,271
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

The following table provides the changes in our product warranties (in thousands):

                                                             DECEMBER 31,
                                                       -------------------------
                                                          2006        2005
                                                          ----        ----
   Balance, beginning of period......................  $ 12,701     $13,194
   Liabilities accrued for current year sales........    49,259      50,273
   Settlements of warranty claims....................   (50,256)    (50,766)
                                                       --------     -------
   Balance, end of period............................  $ 11,704     $12,701
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

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

21.      QUARTERLY FINANCIAL DATA UNIT (UNAUDITED)


2006:
QUARTER ENDED                            DEC. 31,     SEPT. 30,   JUNE 30,    MAR. 31,
                                          2006          2006       2006         2006
                                        ---------    ---------   ---------    ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ...........................   $ 169,019    $ 203,755   $ 229,174    $ 210,076
                                        ---------    ---------   ---------    ---------
Gross profit ........................      45,952       49,332      56,706       53,231
                                        ---------    ---------   ---------    ---------
(Loss) earnings from continuing
  operations ........................      (1,473)       2,583       5,455        2,598
                                        ---------    ---------   ---------    ---------
(Loss) income from discontinued
  operation, net of taxes ...........        (355)       1,656        (289)        (764)
                                        ---------    ---------   ---------    ---------
Net (loss) earnings .................   $  (1,828)   $   4,239   $   5,166    $   1,834
                                        ---------    ---------   ---------    ---------
Net (loss) earnings from continuing
  operations per common share:
     Basic ..........................   $   (0.08)   $    0.14   $    0.30    $    0.14
     Diluted ........................   $   (0.08)   $    0.14   $    0.30    $    0.14
                                        ---------    ---------   ---------    ---------
Net (loss) earnings per common share:
     Basic ..........................   $   (0.10)   $    0.23   $    0.28    $    0.10
     Diluted ........................   $   (0.10)   $    0.23   $    0.28    $    0.10
                                        ---------    ---------   ---------    ---------

2005:
QUARTER ENDED                            DEC. 31,     SEPT. 30,   JUNE 30,    MAR. 31,
                                          2005          2005       2005         2005
                                        ---------    ---------   ---------    ---------

Net sales ...........................   $ 172,137    $ 224,438    $ 226,512    $ 207,326
                                        ---------    ---------    ---------    ---------
Gross profit ........................      39,498       49,137       48,910       48,435
                                        ---------    ---------    ---------    ---------
(Loss) earnings from continuing
  operations ........................      (5,705)       4,163       (1,281)       1,053
                                        ---------    ---------    ---------    ---------
Loss from discontinued operation,
  net of taxes ......................        (535)        (449)        (384)        (407)
                                        ---------    ---------    ---------    ---------
Net (loss) earnings .................   $  (6,240)   $   3,714    $  (1,665)   $     646
                                        ---------    ---------    ---------    ---------
Net (loss) earnings from continuing
  operations per common share:
     Basic ..........................   $   (0.29)   $    0.21    $   (0.07)   $    0.05
     Diluted ........................   $   (0.29)   $    0.21    $   (0.07)   $    0.05
                                        ---------    ---------    ---------    ---------
Net (loss) earnings per common share:
     Basic ..........................   $   (0.32)   $    0.19    $   (0.09)   $    0.03
     Diluted ........................   $   (0.32)   $    0.19    $   (0.09)   $    0.03
                                        ---------    ---------    ---------    ---------

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements as required under Section 404 of the Sarbanes-Oxley Act. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. In addition, subsequent to the period covered by this Report, this evaluation considered the disclosures made in this Amendment. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

As discussed in the Explanatory Note to this Amendment, we amended our Report to include, among other things, the disclosure of additional financial information regarding our joint ventures in note 8 to our consolidated financial statements and correct typographical errors. Although we amended our Report, our Chief Executive Officer and Chief Financial Officer still concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings.

The Company's evaluation of its disclosure controls and procedures is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Forms 10-Q and Forms 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer believe that the disclosure of additional information regarding our joint ventures and the correction of certain typographical errors, and the omission of these in the original filing of our Report, did not materially impact our conclusion concerning the effectiveness of the design and operation of our disclosure controls and procedures.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial report as of December 31, 2006. The report is under the caption "Management's Report on Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data," which report is incorporated herein by reference.


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

However, subsequent to the period covered by this Report, we have re-evaluated our controls and have made additional changes in order to address the accounting matters referred to above such as educating our staff, further consulting with outside experts, and additional procedures to ensure uncover any errors and omissions. We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

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

                                            STANDARD MOTOR PRODUCTS, INC.
                                                (REGISTRANT)


                                             /S/ JAMES J. BURKE
                                             ---------------------------------
                                             James J. Burke
                                             Vice President, Finance and
                                             Chief Financial Officer

New York, New York
January 3, 2008

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

10.19 Amendment to the Standard Motor Products, Inc. Supplemental Compensation Plan, effective December 1, 2006 (incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 2006).

10.20 Retention Bonus and Insurance Agreement, dated December 26, 2006, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 2006).

10.21 Retention Bonus and Insurance Agreement dated December 26, 2006, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 2006).

21 List of Subsidiaries of Standard Motor Products, Inc. (incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 2006).

23        Consent of Independent Registered Public Accounting Firm.

24 Power of Attorney (see signature page to Annual Report on Form 10-K) (incorporated by reference to the Company's Annual Report in Form 10-K for the year ended December 31, 2006).

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

                                                                     SCHEDULE II

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                           ACCOUNTING FIRM ON SCHEDULE



Stockholders and Board of Directors
Standard Motor Products, Inc.


We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 referred to in our report dated March 15, 2007, except for Note 8, as to which the date is January 2, 2008, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes explanatory paragraphs, relating to the application of Statement of Financial Accounting Standards No. 123(R) as of January 1, 2006 and No. 158 as of December 31, 2006. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ GRANT THORNTON LLP
------------------------
New York, New York
March 15, 2007