Form 10-K
period 2007-12-31
STANDARD MOTOR PRODUCTS INC
filed 2008-03-14
CIK 93389

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSACTION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER: 1-4743

                          STANDARD MOTOR PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                     11-1362020
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

37-18 NORTHERN BLVD., LONG ISLAND CITY, N.Y.                 11101
--------------------------------------------                 -----
  (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (718) 392-0200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                         WHICH REGISTERED
          -------------------              -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer |_|   Accelerated filer         |X|
            Non-accelerated filer   |_|   Smaller reporting company |_|
            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 29, 2007 (the last business day of registrant's most recently completed second fiscal quarter) of $15.03 per share held by non-affiliates of the registrant was $235,742,018. For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 29, 2008, there were 18,507,007 outstanding shares of the registrant's common stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant's definitive proxy statement relating to its annual meeting of stockholders to be held on May 15, 2008.

================================================================================

                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX
PART I.                                                                 PAGE NO.

Item 1         Business ...................................................... 3

Item 1A       Risk Factors....................................................14

Item 1B      Unresolved Staff Comments........................................19

Item 2.      Properties.......................................................20

Item 3.      Legal Proceedings................................................21

Item 4.      Submission of Matters to a Vote of Security Holders..............21

PART II.

Item 5.      Market for Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of
             Equity Securities................................................22

Item 6.      Selected Financial Data..........................................24

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......39

Item 8.      Financial Statements and Supplementary Data......................40

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........................88

Item 9A.     Controls and Procedures..........................................88

Item 9B.     Other Information................................................89

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance...........90

Item 11.     Executive Compensation...........................................90

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.......................90

Item 13.     Certain Relationships and Related Transactions,
             and Director Independence .......................................90

Item 14.     Principal Accounting Fees and Services...........................90

PART IV.

Item 15.     Exhibits, Financial Statement Schedules..........................91

             Signatures.......................................................92

                                     PART I

IN THIS ANNUAL REPORT ON FORM 10-K, "STANDARD MOTOR PRODUCTS," "WE," "US," "OUR" AND THE "COMPANY" REFER TO STANDARD MOTOR PRODUCTS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT REQUIRES OTHERWISE. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS AND ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; CHANGES IN THE PRODUCT MIX AND DISTRIBUTION CHANNEL MIX; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT LIABILITY AND ENVIRONMENTAL MATTERS (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ASBESTOS-RELATED CONTINGENT LIABILITIES); AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER RISK FACTORS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SEC. FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF FUTURE PERFORMANCE.

ITEM 1.  BUSINESS

OVERVIEW

We are a leading independent manufacturer, distributor and marketer of replacement parts for motor vehicles in the automotive aftermarket industry, with an increasing focus on the original equipment and original equipment service markets. We are organized into two major operating segments, each of which focuses on a specific line of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts. We also sell our products in Europe through our European Segment.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. Our customers also include national program distribution groups, specialty market distributors and original equipment service parts organizations. We distribute parts under our own brand names, such as Standard, Blue Streak, BWD, Niehoff, Hayden and Four Seasons, and through private labels, such as CARQUEST and NAPA Auto Parts.

BUSINESS STRATEGY

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

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

          To maintain our strong competitive position in our markets, we remain committed to the following:

     o providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
     o    continuing to maximize our production and distribution efficiencies;
     o continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost countries; and
     o    focusing further on our engineering development efforts.

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

o EXPAND OUR PRODUCT LINES. We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

o BROADEN OUR CUSTOMER BASE. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business with automotive, industrial and heavy duty vehicle and equipment manufacturers and their service part operations and
     (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

o IMPROVE OPERATING EFFICIENCY AND COST POSITION. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

     o increasing cost-effective vertical integration in key product lines through internal development;
     o    focusing on integrated supply chain management;
     o maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia.
     o adopting company-wide programs geared toward manufacturing and distribution efficiency; and
     o focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

o CASH UTILIZATION. We intend to apply any excess cash flow from operations and the management of working capital to reduce our outstanding indebtedness, pay dividends and repurchase our stock.

THE AUTOMOTIVE AFTERMARKET

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road. The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of Original Equipment Manufacturers ("OEMs").

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing new automobiles, which benefit the automotive aftermarket industry, including suppliers like us. The automotive aftermarket industry is also dependent on new car sales, although to a lesser degree than OEMs and their suppliers, because these sales increase the total number of cars available for repair. Until recently, aggressive financing programs by automakers have increased demand for new cars and trucks, which should benefit the automotive aftermarket manufacturers in the long term as vehicles age and the number of vehicles in operation increases.

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

Traditionally, the parts manufacturers of OEMs and the independent manufacturers who supply the original equipment (OE) part applications have supplied a majority of the business to new car dealer networks. However, certain parts manufacturers have become more independent and are no longer affiliated with OEMs, which has provided, and may continue to provide, opportunities for us to supply replacement parts to the dealer service networks of the OEMs, both for warranty and out-of-warranty repairs.

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2007. Our three reportable operating segments are Engine Management, Temperature Control and Europe.


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                --------------------------------------------------------------
                                       2007                 2006                  2005
                                -------------------   ------------------   --------------------
                                             % OF                % OF                    % OF
                                 AMOUNT      TOTAL     AMOUNT     TOTAL     AMOUNT       TOTAL
                                --------     -----    --------    -----    --------      -----
                                                     (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
    Ignition and Emission
        Parts ...............   $425,758      53.9%    $436,238   53.7%    $455,125      54.8%
    Wires and Cables ........    101,483      12.8%     106,983   13.2%      91,883      11.1%
                                --------     -----     --------  -----     --------     -----
TOTAL ENGINE MANAGEMENT .....    527,241      66.7%     543,221   66.9%     547,008      65.9%
                                --------     -----     --------  -----     --------     -----

TEMPERATURE CONTROL:
    Compressors .............     94,416      12.0%      96,171   11.8%     101,876      12.3%
    Other Climate Control
      Parts .................    113,188      14.3%     114,931   14.2%     127,350      15.3%
                                --------     -----     --------  -----     --------     -----
TOTAL TEMPERATURE CONTROL ...    207,604      26.3%     211,102   26.0%     229,226      27.6%
                                --------     -----     --------  -----     --------     -----

EUROPE:
    Engine Management Parts .     39,329       5.0%      30,297    3.7%      26,802       3.2%
    Temperature Control Parts      2,881       0.3%      16,747    2.1%      16,621       2.0%
                                --------     -----     --------  -----     --------     -----
TOTAL EUROPE ................     42,210       5.3%      47,044    5.8%      43,423       5.2%
                                --------     -----     --------  -----     --------     -----

ALL OTHER ...................     13,130       1.7%      10,657    1.3%      10,756       1.3%
                                --------     -----     --------  -----     --------     -----


      TOTAL .................   $790,185     100.0%    $812,024  100.0%    $830,413     100.0%
                                --------     -----     --------  -----     --------     -----



The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2007.


                                                     YEAR ENDED
                                                    DECEMBER 31,
                       ---------------------------------------------------------------------
                               2007                   2006                   2005
                       ---------------------- ---------------------  ----------------------
                       OPERATING              OPERATING               OPERATING
                        PROFIT   IDENTIFIABLE   PROFIT IDENTIFIABLE    PROFIT  IDENTIFIABLE
                        (LOSS)      ASSETS     (LOSS)      ASSETS      (LOSS)      ASSETS
                                                     (IN THOUSANDS)
Engine Management ..   $ 28,109    $443,465   $ 41,249    $430,158   $ 19,338    $438,116
Temperature Control      10,215     113,440     11,954     109,734     11,936     114,441
Europe .............        968      36,538         46      26,708       (572)     28,217
All Other ..........    (16,900)     84,649    (17,934)     73,492    (16,620)     72,270
                       --------    --------   --------    --------   --------    --------
   Total ...........   $ 22,392    $678,092   $ 35,315    $640,092   $ 14,082    $653,044
                       ========    ========   ========    ========   ========    ========


"All Other" consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

ENGINE MANAGEMENT SEGMENT

BREADTH OF PRODUCTS. We manufacture a full line of engine management replacement parts including distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, emission sensors, EGR valves and many other engine management components under our brand names Standard, BWD, Niehoff and GP Sorenson and through private labels such as CARQUEST and NAPA. We are a basic manufacturer of many of the engine management parts we market. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia. In our Engine Management Segment, replacement parts for ignition and emission control systems accounted for approximately 54%, 54% and 55% of our consolidated net sales in 2007, 2006 and 2005, respectively.

COMPUTER-CONTROLLED TECHNOLOGY. Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission and fuel injection systems. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, injectors, switches and motors to manage engine and vehicle performance. Electronic ignition systems enable the engine to operate with improved fuel efficiency and reduced level of hazardous fumes in exhaust gases.

In 1992, we entered into a joint venture in Canada with Blue Streak Electronics, Inc. to rebuild automotive engine management computers and mass air flow sensors. This joint venture has further expanded its product range to include computers used in temperature control, anti-lock brake systems and air bags, and development of diagnostic repair tools.

We divide our electronic operations between product design and highly automated manufacturing operations in Orlando, Florida and assembly operations, which are performed in assembly plants in Orlando and Hong Kong.

Government emission laws have been implemented throughout the majority of the United States. The Clean Air Act, as amended in 1990, imposes strict emission control test standards on existing and new vehicles, and remains the preeminent legislation in the area of vehicle emissions. As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions. As the Clean Air Act was "phased in" beginning in 1994, automobiles must now comply with emission standards from the time they were manufactured, and in most states, until the last day they are in use. This law and other government emissions laws have had, and we expect it to continue to have, a positive impact on sales of our ignition and emission controls parts since vehicles failing these laws may require repairs utilizing parts sold by us.

Our sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems.

WIRE AND CABLE PRODUCTS. Wire and cable parts accounted for approximately 13%, 13% and 11% of our consolidated net sales in 2007, 2006 and 2005, respectively. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered a premium brand of ignition wires and battery cables, which capitalizes on the market's awareness of the importance of quality. We extrude high voltage wire in our Mishawaka, Indiana facility which is used in our ignition wire sets. This vertical integration of this critical component offers us the ability to achieve lower costs and a controlled source of supply and quality.

TEMPERATURE CONTROL SEGMENT

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons, Factory Air, Murray, Hayden, Imperial and ACi and through private labels such as CARQUEST and NAPA. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors and windshield washer pumps. Our temperature control products accounted for approximately 26%, 26% and 28% of our consolidated net sales in 2007, 2006 and 2005, respectively.

Due to increasing offshore competitive price pressure, our Temperature Control business made several changes within its manufacturing portfolio. We have outsourced the manufacturing of several major AC product groups to low cost areas and have implemented plans to consolidate manufacturing facilities. In addition, we continue to increase production of remanufactured compressors in Reynosa, Mexico and have entered into several supply agreements for certain products with vendors in low cost countries such as those in Asia.

Today's vehicles are being produced with smaller, more complex and efficient AC system designs. These newer systems are less prone to leak resulting in fewer AC system repairs. Our Temperature Control Segment continues to be a leader in providing superior training to service dealers who seek the knowledge in which to perform proper repairs for today's vehicles. We believe that our training module (HVAC Tips & Techniques) remains one of the most sought-after training clinics in the industry and among professional service dealers.

EUROPE SEGMENT

In July 1996, we acquired an equity interest in Standard Motor Products (SMP) Holdings Limited (formerly Intermotor Holdings Limited) located in Nottingham, England. During 2002, we acquired the remaining equity interest bringing the Company's ownership percentage to 100%. SMP Holdings Limited manufactures and distributes a broad line of engine management products primarily to customers in Europe. Also in 1996, we expanded our presence in Europe by opening a European distribution center in Strasbourg, France for temperature control products, which we later divested in the fourth quarter of 2006. A joint venture (Blue Streak Europe) between SMP Holdings Limited and Blue Streak Electronics was also initiated in 1996, which joint venture supplies rebuilt engine computers for the European market.

Since 1996, we have made a series of smaller acquisitions supplementing both the Engine Management and Temperature Control portions of our business. With respect to the engine management business, in January 1999 we acquired Webcon UK Limited, an assembler and distributor of fuel system components, which we subsequently divested in June 2003. In January 1999, Blue Streak Europe acquired Injection Correction UK LTD, a subsidiary of Webcon, and in September 2001, acquired TRW Inc.'s electronic control unit remanufacturing division. In April 1999, we acquired Lemark Auto Accessories, a supplier of wire sets. In April 2002, the wire business was further expanded by acquiring Carol Cable Limited, a manufacturer and distributor of wire. In April 2006, we acquired substantially all of the assets of Biazet EI's ignition and coil business in Poland. Subsequently, we relocated certain of our UK manufacturing operations to our facility in Poland. In December 2007, we acquired Kerr Nelson Ltd., a manufacturer and distributor of wire sets.

With respect to the temperature control portion of our business, following the opening of the distribution center in France, in 1997 a joint venture was entered into with Valeo SA to remanufacture air conditioner compressors for the European market. In addition, in January 2000 we acquired Four Seasons UK Ltd. (formerly Vehicle Air Conditioning Parts Ltd.), a distributor of components for the repair of air conditioning systems. In July 2000, the Temperature Control business purchased Four Seasons Italy SRL (formerly Automotive Heater Exchange
SRL) in Italy. In 2001 we entered into a joint venture with Pedro Sanz in Madrid, Spain to distribute our products in the Iberian Peninsula. In the fourth quarter of 2006, we sold a majority portion of our European Temperature Control business, consisting of our equity interests of our operations in Spain and our business in France (other than our joint venture with Valeo) and Italy. The proceeds from the divestiture were $3.1 million, and we incurred a loss on divestiture of $3.2 million in the fourth quarter of 2006.

Our European Segment accounted for approximately 5%, 6% and 5% of our consolidated net sales in 2007, 2006 and 2005, respectively. Aftermarket margins are under pressure, while volumes are in a general decline in the ignition line. We have responded to the adverse market conditions by reducing manufacturing costs through consolidating certain facilities and outsourcing products.

FINANCIAL INFORMATION ABOUT OUR FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2007.
                                                      YEAR ENDED
                                                     DECEMBER 31,
                                        ----------------------------------------
                                          2007            2006            2005
                                        --------        --------        --------
                                                    (IN THOUSANDS)
United States ..................        $663,534        $688,030        $716,358
Canada .........................          53,901          48,537          46,353
Europe .........................          42,210          47,044          43,423
Other International ............          30,540          28,413          24,279
                                        --------        --------        --------
    Total ......................        $790,185        $812,024        $830,413
                                        ========        ========        ========

The table below shows our long-lived assets by geographical area for the three years ended December 31, 2007.

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                        ----------------------------------------
                                          2007            2006            2005
                                        --------        --------        --------
                                                    (IN THOUSANDS)
United States ..................        $136,029        $144,208        $161,451
Europe .........................           8,883           4,821           4,682
Canada .........................           3,954           4,014           3,900
Other International ............             680             778             754
                                        --------        --------        --------
    Total ......................        $149,546        $153,821        $170,787
                                        ========        ========        ========



SALES AND DISTRIBUTION

In the traditional distribution channel, we sell our products to warehouse distributors, who supply auto parts jobbers, who in turn sell to professional technicians and to consumers who perform automotive repairs themselves. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobbers. In the retail distribution channel, customers buy directly from us and sell directly to technicians and "do it yourselfers." Retailers are also consolidating with other retailers and have expanded into the jobber market, adding additional competition in the "do it for me" business segment targeting the professional technician.

As automotive parts grow more complex, consumers are less likely to service their own vehicles and may become more reliant on dealers and technicians. In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles. The products available through the dealers are purchased through the original equipment service (OES) network. Traditionally, the parts manufacturers of OEMs have supplied a majority of the OES network. However, certain parts manufacturers have become independent and are no longer affiliated with OEMs. In addition, many Tier 1 OEM suppliers are disinterested in providing service parts after serial production is complete. As a result of these factors, there are additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

We believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly-qualified, well-trained sales people dedicated to geographic territories. Our sales force allows us to provide customer service that we believe is unmatched by our competitors. We thoroughly train our sales people both in the function and application of our product lines, as well as in proven sales techniques. Customers, therefore, depend on these sales people as a reliable source for technical information. We give newly hired sales people extensive instruction at our training facility in Irving, Texas and have a continuing education program that allows our sales force to stay current on troubleshooting and repair techniques, as well as the latest automotive parts and systems technology.

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

CUSTOMERS

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers. Our warehouse distributor customers include CARQUEST and NAPA Auto Parts, and several large independent distributors affiliated with industry marketing group associations. These associations include The Aftermarket Auto Parts Alliance, The Automotive Distribution Network, and National Pronto Association. Our retail customers include Advance Auto Parts, AutoZone, CSK Auto, O'Reilly Automotive and Pep Boys. In 2007, our consolidated net sales to our major market channels consisted of $386 million to our traditional customers, $247 million to our retail customers, $81 million to our OE/OES customers, and $76 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for 50% of our 2007 consolidated net sales. Two individual customers accounted for 17% and 15%, respectively, of our 2007 consolidated net sales.

COMPETITION

We are a leading independent manufacturer of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn-around time, order fill rate and price. We believe we differentiate ourselves from our competitors primarily through:

     o    a value-added, knowledgeable sales force;
     o    extensive product coverage;
     o    sophisticated parts cataloguing systems;
     o inventory levels sufficient to meet the rapid delivery requirements of customers; and
     o    breadth of manufacturing capabilities.

In the Engine Management business, we are one of the leading independent manufacturers in the United States. Our competitors include AC Delco, Cardone Industries, Inc., Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation and Wells Manufacturing Corporation, as well as OE dealers.

Our Temperature Control business is one of the leading independent manufacturers and distributors of a full line of temperature control products in North America and other geographic areas. AC Delco, Delphi Corporation, Denso Corporation, Sanden International Inc., Proliance International, Inc., Continental/Siemens VDO Automotive and Visteon Corporation are some of our key competitors in this market.

The automotive aftermarket is highly competitive, and we face substantial competition in all markets that we serve. Our success in the marketplace continues to depend on our ability to offer competitive prices, improved products and expanded offerings in competition with many other suppliers to the aftermarket. Some of our competitors may have greater financial, marketing and other resources than we do. In addition, we face competition from automobile manufacturers who supply many of the replacement parts sold by us, although these manufacturers generally supply parts only for cars they produce through OE dealerships.

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

WORKING CAPITAL MANAGEMENT

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage due to parts and brand proliferation. In response to this, we have made, and continue to make, changes to our inventory management system designed to reduce inventory requirements. We upgraded our forecasting system in our Engine Management and Temperature Control Segments that will help us better manage our inventory levels and improve inventory turns. In 2007, inventory levels increased significantly as we built bridge inventory levels to meet customer demand during our facility relocation moves. In addition, during 2007 our accounts receivable balances increased reflecting an expansion in days outstanding from 119 to 127. We have a pack-to-order distribution system, which permits us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also recently expanded our management system to improve inventory deployment, enhance our collaboration with customers on forecasts, and further integrate our supply chain both to customers and suppliers.

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

In order to better control warranty returns, we tightened the rules to reduce returns arising from installer error or misdiagnosis. For example, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete AC system repair was performed. In the fourth quarter of 2007, we experienced significant overstock returns as customers reduced their working capital levels in response to a difficult economic climate.

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

PRODUCTION AND ENGINEERING

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic and rubber molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors. We have found this level of vertical integration to provide advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. In addition, our strategy includes sourcing an increasing number of finished goods and component parts from low cost countries such as those in Asia.

In 2000, we launched a program for the installation of a fully integrated enterprise resource planning (ERP) system. The implementation of such system was completed in 2003 at all of our Temperature Control Segment locations. In 2005, we launched our program to implement such a system in our Engine Management Segment and we anticipate full implementation in 2009.

EMPLOYEES

As of December 31, 2007, we employed approximately 3,000 people in the United States, and 800 people in Mexico, Canada, Puerto Rico, Europe and Hong Kong. Of these, approximately 1,900 are production employees. We operate primarily in non-union facilities and have binding labor agreements with the workers at other unionized facilities. We have approximately 180 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") that expires in April 2009. As of December 31, 2007, approximately 110 of our production employees in Long Island City, New York are under a UAW contract. We also have union relationships in Mexico with agreements negotiated at various intervals. The current union agreements in Mexico cover approximately 400 employees and expire in January 2009 and December 2009.

In December 2007, we entered into an agreement with the UAW regarding the shutdown of our manufacturing operations at Long Island City, New York, which operations we expect to transfer to our other facilities in the second quarter of 2008.

We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

INSURANCE

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $50 million for umbrella liability coverage. We also maintain environmental insurance of $10 million, covering our existing U.S. and Canadian facilities. One of our facilities is currently undergoing testing for potential environmental remediation. The environmental testing and any remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible; we have purchased additional environmental insurance coverage in the amount of $2 million with a $0.1 million deductible relating to such facility. Historically, we have not experienced casualty losses in any year in excess of our coverage. However, there can be no assurances that liability losses in the future will not exceed our coverage.

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

While we believe that our business is well positioned to compete in our two primary market segments, Engine Management and Temperature Control, the automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management business, our competitors include AC Delco, Cardone Industries, Inc., Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation and Wells Manufacturing Corporation. In the Temperature Control business, we compete with AC Delco, Delphi Corporation, Denso Corporation, Sanden International Inc., Proliance International, Inc., Continental/Siemens VDO Automotive and Visteon Corporation. In addition, automobile manufacturers supply many of the replacement parts we sell.

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

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace, the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to "win over" new business. Recently, we have reduced prices to remain competitive and may have to do so in the future. Price reductions have impacted our sales and profit margins and are expected to do so in the future. In addition, we have commenced facility integration efforts to further reduce costs. Our future profitability will depend in part upon the success of our integration plans, and our ability to respond to changes in the product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A LIMITED NUMBER OF KEY CUSTOMERS, AND THE LOSS OF ANY SUCH CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our five largest individual customers, including members of a marketing group, accounted for 50%, 51% and 52% of our consolidated net sales for 2007, 2006 and 2005, respectively. Two individual customers accounted for 17% and 15%, respectively, of our 2007 consolidated net sales, 18% and 14%, respectively, of our 2006 consolidated net sales, and 18% and 15%, respectively, of our 2005 consolidated net sales. The loss of one or more of these customers or, if any of them significantly reduces their purchases of our products, could have a materially adverse impact on our business, financial condition and results of operations.

Also, we do not typically enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs. We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, including pricing pressures. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, could have a material adverse effect on our business, financial condition and results of operations.

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

We accrue for overstock returns as a percentage of sales, after giving consideration to recent historical returns. While we believe that we make reasonable estimates for overstock returns in accordance with our revenue recognition policies, actual returns may differ from our estimates. In the fourth quarter of 2007, we experienced significant overstock returns as customers reduced their working capital levels in response to a difficult economic climate. To the extent that overstocked returns are materially in excess of our projections, our business, financial condition and results of operations may be materially adversely affected.

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

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, increase in total miles driven per year, new and modified environmental regulations, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2007. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. The change from the prior year study was a $1.7 million increase for the low end of the range and a $1.3 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements. Accordingly, an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $23.8 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying consolidated statements of operations, are estimated to range from $18.7 million to $32.6 million during the same period.

At December 31, 2007, approximately 3,430 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001 through December 31, 2007, the amounts paid for settled claims are approximately $6.1 million. A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD NEGATIVELY AFFECT OUR FINANCIAL HEALTH.

We have a significant amount of indebtedness. As of December 31, 2007, our total outstanding indebtedness was $255.3 million. We incurred $90 million of indebtedness in July 1999 from the sale of our convertible debentures. We have an existing revolving bank credit facility of $275 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2007, we had $148.7 million of outstanding indebtedness and approximately $80.3 million of availability under this revolving credit facility. Our substantial indebtedness could:

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

In addition, we have granted the lenders under our revolving credit facility a first priority security interest in substantially all of our currently owned and future acquired personal property, real property and other assets. We have also pledged shares of stock in our subsidiaries to those lenders. If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

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

Our business depends on our relationships with suppliers of raw materials and components that we use on our product lines and on our ability to purchase these raw materials and key components at prices and on terms comparable to similarly-situated companies. We purchase most materials in the U.S. and foreign open markets. Although we do not expect that the loss of any one supplier would have a material adverse effect on us, the loss of several major suppliers would have a material adverse effect on our business, financial condition and results of operations.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing testing for potential environmental remediation. Based upon the findings related to the testing, we increased our environmental reserve by $1.8 million in 2007. The testing and any environmental remediation costs at such facility are covered by an insurance policy of $3 million, which is subject to a $1.5 million deductible; we have purchased additional environmental insurance coverage in the amount of $2 million with a $0.1 million deductible relating to such facility. We also maintain insurance of $10 million to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2007.


                                                                                                      OWNED OR
                                                                                            APPROX.  EXPIRATION
                     STATE OR                                                               SQUARE      DATE
  LOCATION            COUNTRY          PRINCIPAL BUSINESS ACTIVITY                           FEET      OF LEASE
-----------------------------------------------------------------------------------------------------------------
                                                  ENGINE MANAGEMENT

Orlando                FL        Manufacturing (Ignition)                                    50,640      2017
Mishawaka              IN        Manufacturing                                              153,070      Owned
Edwardsville           KS        Manufacturing and Distribution (Wire)                      355,000      Owned
Independence           KS        Manufacturing                                              273,390      Owned
Wilson                 NC        Manufacturing (Ignition)                                    31,500      Owned
Reno                   NV        Distribution (Ignition)                                     67,000      Owned
Long Island City       NY        Administration and Manufacturing (Ignition)                202,000      Owned*
Greenville             SC        Manufacturing (Ignition)                                   181,525      Owned
Disputanta             VA        Distribution (Ignition)                                    411,000      Owned
Hong Kong              HK        Manufacturing (Ignition)                                    21,350      2008
Fajardo            Puerto Rico   Manufacturing (Ignition)                                   113,900      2008
Reynosa              Mexico      Manufacturing (Wire)                                        62,500      2009
Reynosa              Mexico      Manufacturing (Wire)                                       100,000      2014
Reynosa              Mexico      Manufacturing (Ignition)                                   110,000      2009

                                                  TEMPERATURE CONTROL

Corona                 CA        Manufacturing and Distribution                              78,200      2011
Lewisville             TX        Administration and Distribution                            415,000      2016
Grapevine              TX        Manufacturing                                              180,000      Owned
St. Thomas           Canada      Manufacturing                                               40,000      Owned
Reynosa              Mexico      Remanufacturing (Compressors)                               80,140      2009

                                                        EUROPE

Nottingham           England     Administration and Distribution (Ignition and Wire)         35,520      2022
Nottingham           England     Administration and Distribution (Ignition and Wire)         29,000      Owned
Nottingham           England     Manufacturing (Ignition)                                    46,780      Owned
Wellingborough       England     Manufacturing (Wire)                                        19,380      2016
Bialystok            Poland      Manufacturing (Ignition)                                    42,050      2011

                                                         OTHER

Mississauga          Canada      Administration and Distribution (Ignition, Wire,
                                 Temperature Control)                                       128,400      2016
Irving                 TX        Training Center                                             13,400      2009


* In December 2007, we entered into an agreement to sell this facility. On March 12, 2008, we closed on the sale of the facility, and we leased back a portion of the facility.

The real property that we own in Indiana, Kansas, Nevada, North Carolina, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility. In addition, the real property we own in England is encumbered by a lien in favor of the Royal Bank of Scotland.

ITEM 3.  LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2007, approximately 3,430 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through December 31, 2007, the amounts paid for settled claims are approximately $6.1 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement. See Note 20 of the notes to consolidated financial statements for further discussion.

In November 2004, the Company was served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

None.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

                                               HIGH          LOW       DIVIDEND
                                               ----          ---       --------
FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter............................     $18.43       $14.48       $0.09
Second Quarter...........................      19.45        13.89        0.09
Third Quarter............................      16.70         7.37        0.09
Fourth Quarter...........................      10.25         7.35        0.09

FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter............................     $11.10        $8.55       $0.09
Second Quarter...........................       9.11         6.75        0.09
Third Quarter............................      12.64         7.10        0.09
Fourth Quarter...........................      15.70         9.55        0.09


The last reported sale price of our common stock on the NYSE on February 29, 2008 was $7.41 per share. As of February 29, 2008, there were 598 holders of record of our common stock.

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

There have been no unregistered offerings of our common stock during the fourth quarter of 2007 nor any repurchases of our common stock during the fourth quarter of 2007. For a discussion of our stock repurchases in 2007, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and see Note 12 of the notes to our consolidated financial statements.

The following graph compares the five year cumulative total return on the Company's Common Stock to the total returns on the Standard & Poor's 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company's Common Stock and each of the above indices on December 31, 2002 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock or the referenced indices.



[GRAPHIC OMITTED]

                                                                 S&P 1500
                                                                Auto Parts
                                                               & Equipment
                                           SMP       S&P 500       Index
                                           ---       -------       -----
       2002............................   $100         $100         $100
       2003............................     96          129          147
       2004............................    129          143          148
       2005............................     78          150          119
       2006............................    131          173          124
       2007............................     74          183          151


* SOURCE: STANDARD & POOR'S

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2007. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                               ----------------------------------------------------------------
                                                   2007        2006        2005          2004         2003
                                                   ----        ----        ----          ----         ----
                                                               (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:

   Net sales .................................   $ 790,185    $ 812,024   $ 830,413    $ 824,283    $ 678,783
   Gross profit ..............................     202,275      205,221     185,980      194,993      174,772
   Goodwill impairment charge (1) .. .........        --           --          --         (6,429)        --
   Operating income (loss) ...................      22,392       35,315      14,082       (1,737)      15,815
   Earnings (loss) from continuing
     operations ..............................       5,431        9,163      (1,770)      (8,907)         224
   Earnings (loss) from
     discontinued operation,
     net of tax ..............................      (3,156)         248      (1,775)      (3,909)      (1,742)
   Cumulative effect of accounting
     change, net of tax (2) ..................        --           --          --         (1,564)        --
   Net earnings (loss) (3) ...................       2,275        9,411      (3,545)     (14,380)      (1,518)

PER SHARE DATA:

   Earnings (loss) from continuing operations:
       Basic .................................   $    0.29    $    0.50   $   (0.09)   $   (0.46)   $    0.01
       Diluted ...............................        0.29         0.50       (0.09)       (0.46)        0.01
   Earnings (loss) per common share:
       Basic .................................        0.12         0.51       (0.18)       (0.74)       (0.10)
       Diluted ...............................        0.12         0.51       (0.18)       (0.74)       (0.10)
   Cash dividends per common
   share .....................................        0.36         0.36        0.36         0.36         0.36

OTHER DATA:

   Depreciation and amortization .............   $  15,181    $  15,486   $  17,356    $  19,013    $  17,092
   Capital expenditures ......................      13,995       10,080       9,957        9,774        8,926
   Dividends .................................       6,683        6,579       7,024        6,955        5,615

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents .................   $  13,261    $  22,348   $  14,046    $  14,934    $  19,647
   Working capital ...........................     183,074      183,313     169,768      194,760      191,333
   Total assets ..............................     678,092      640,092     653,044      656,569      694,525
   Total debt ................................     255,311      238,320     248,327      224,186      217,810
   Long-term debt (excluding
     current portion) ........................      90,534       97,979      98,549      114,236      114,757
   Stockholders' equity ......................     188,364      190,699     185,707      207,312      226,041


(1) In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. Our annual impairment test of goodwill as of December 31, 2004, indicated that the carrying amounts of two of our reporting units exceeded the corresponding fair values. As a result, we recorded an impairment loss on goodwill of $6.4 million during the fourth quarter of 2004. The impairment loss related to our European Segment and Temperature Control Segment for which we recorded a charge of $1.6 million and $4.8 million, respectively.

(2) New customer acquisition costs refer to arrangements pursuant to which we incur change-over-costs to induce a new or existing customer to switch from a competitor's brand. In addition, change-over-costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $1.6 million, net of tax effects, and recorded the accounting change as if it had taken effect on October 1, 2004.

(3) We recorded an after tax gain (loss) of $(3.2) million, $0.2 million and $(1.8) million as earnings (loss) from discontinued operation to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2007, 2006 and 2005, respectively. Such costs were also separately disclosed in the Operating Activity section of the Consolidated Statements of Cash Flows for those same years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2007.

OVERVIEW

We are a leading independent manufacturer, distributor and marketer of replacement parts for motor vehicles in the automotive aftermarket industry. We are organized into two major operating segments, each of which focuses on a specific segment of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, and other air conditioning and heating parts. We sell our products primarily in the United States, Canada and Latin America. We also sell our products in Europe through our European Segment.

As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies, in June 2003 we acquired substantially all of the assets and assumed substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") for $130.5 million.

We place significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions. In that regard, during 2007 and 2006, we announced initiatives to close our Puerto Rico manufacturing facility, integrate operations in Mexico, close our Fort Worth, Texas production facility and shutdown our manufacturing operations in Long Island City, New York.

For additional information about our business, strategy and competitive environment, see Item 1, "Business."

SEASONALITY. Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

In order to better control warranty and overstock return levels, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. Despite the additional controls, in the fourth quarter of 2007, we experienced significant overstock returns as customers reduced their working capital levels in response to a difficult economic climate. In addition, with respect to our air conditioning compressors, which are our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete air conditioning system repair was performed.

DISCOUNTS, ALLOWANCES AND INCENTIVES. In connection with our sales activities, we offer a variety of usual customer discounts, allowances and incentives. First, we offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. Second, we offer pricing discounts based on volume and different product lines purchased from us. These discounts are principally in the form of "off-invoice" discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly basis instead of "off-invoice," we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. We account for these discounts and allowances as a reduction to revenues, and record them when sales are recorded.

COMPARISON OF FISCAL YEARS 2007 AND 2006

SALES. Consolidated net sales for 2007 were $790.2 million, a decrease of $21.8 million or 2.7%, compared to $812 million in 2006, driven by decreases in our Engine Management, Temperature Control and European Segments of $16 million, $3.5 million and $4.8 million, respectively. The decrease in Engine Management sales was mainly due to higher sales deductions consisting primarily of customer warranty and overstock returns and other rebates and allowances. The net sales decrease in our Temperature Control Segment was due primarily to lower pricing and volume erosion caused by low cost foreign imports, partially offset by lower customer warranty returns. Europe net sales in 2006 included $13.4 million related to the European Temperature Control business that was divested in December 2006. Excluding this divested business, Europe sales increased $8.6 million.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, increased by 0.3 percentage points to 25.6% in 2007 from 25.3% in 2006 mainly due to margin improvements in our Engine Management and European Segments of 1 percentage point and 0.5 percentage points, respectively, partially offset by a 2 percentage point decrease in our Temperature Control margin. The margins in Engine Management and Europe benefited mainly from continued improvements in procurement and lower manufacturing costs. Partially offsetting these savings in Engine Management were the impact of $15.9 million of higher sales deductions for the year that negatively impacted gross margin as a percentage of sales. The European Segment also benefited from the divestiture of its Temperature Control business which carried lower margins. The decrease in Temperature Control margin was primarily affected by selective price decreases to match offshore price competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased by $0.9 million to $169 million or 21.4% of consolidated net sales in 2007, as compared to $168.1 million or 20.7% of consolidated net sales in 2006. The increase was due to a higher bad debt provision on certain accounts receivable and slightly higher general and administrative expenses, partially offset by a reduction in distribution expenses.

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring expenses, which include restructuring and integration expenses, increased to $10.9 million in 2007, compared to $1.9 million in 2006. The 2007 expense related to charges made for the closure of our Puerto Rico production operations, the integration of operations in Mexico, the closure of our Fort Worth, Texas production facility and severance and related costs in connection with the shutdown of our Long Island City manufacturing operations. In December 2007, we reached an agreement with the union representing the hourly employees at our Long Island City manufacturing facility relating to the shutdown of our manufacturing operations. As part of the agreement, we agreed to the payment of certain severance payments upon termination of employment and to the withdrawal from the union's multi-employer pension plan. The estimated withdrawal liability related to the multi-employer plan is calculated at $5.6 million paid quarterly over 20 years. The present value of the liability is estimated at $3.3 million and was recorded as part of restructuring and integration expenses in 2007. In addition, a $1.8 million increase in our environmental reserve was recorded in 2007 for remediation related to the planned sale of our Long Island City building.

Restructuring and integration expense in 2006 related mostly to severance costs related to the move of our European and Puerto Rican production operations and the divestiture of a production unit of our Temperature Control Segment.

OPERATING INCOME. Operating income was $22.4 million in 2007, compared to $35.3 million in 2006. The decrease of $12.9 million was primarily due to lower consolidated net sales, as well as higher restructuring and integration expenses.

OTHER INCOME (EXPENSE), NET. Other income, net was $3.9 million in 2007, which was $4.3 million higher than other expense, net of $0.4 million in 2006. Other income, net in 2007 includes a $0.8 million gain on the sale of our Fort Worth, Texas manufacturing facility, a $1.4 million gain in foreign exchange, and $0.7 million in dividend and interest income. Other income (expense), net in 2006 included a $3.2 million loss incurred on the sale of a majority portion of our European Temperature Control business. Offsetting the 2006 loss incurred on the sale of a majority portion of our European Temperature Control business are a $0.7 million gain in foreign exchange, $0.9 million in joint venture equity income and $0.5 million in dividend and interest income.

INTEREST EXPENSE. Interest expense of $18 million in 2007 was $1.3 million lower than interest expense of $19.3 million in 2006. The lower interest expense in 2007 was due primarily to lower borrowing costs and lower average borrowings during the year.

INCOME TAX PROVISION. The income tax provision was $2.8 million for 2007 compared to $6.5 million in 2006. The $3.7 million decrease was primarily due to a lower effective rate in 2007, which was 34% compared to 41.5% in 2006. The 2007 rate was lower due to the release of the valuation allowance related to U.S. capital losses in consideration of the expected capital gain in connection with our sale of our Long Island City, New York facility. The 2006 rate was higher due to the adverse impact of discrete items attributable to changes in state tax rates, while the 2007 estimated tax rate benefited from pre-tax income in Europe where previously unrecognized losses carried forward offset taxes otherwise payable. Net deferred tax assets as of December 31, 2007 were $42.8 million and are net of a valuation allowance of $26.8 million and deferred tax liabilities of $14.9 million. We have concluded that our current level of valuation allowance of $26.8 million continues to be appropriate, as discussed in Note 17 of the notes to our consolidated financial statements.

EARNINGS (LOSS) FROM DISCONTINUED OPERATION. Earnings (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the August 2007 actuarial study and all other available information considered by us. We recorded $3.2 million as a loss and $0.2 million as income, both net of tax, from discontinued operation for 2007 and 2006, respectively. The loss for 2007 reflects a $2.8 million pre-tax adjustment to increase our indemnity liability in line with the August 2007 actuarial study, as well as legal fees incurred in litigation, whereas the income for 2006 reflects a $3.4 million pre-tax adjustment to reduce our indemnity liability in line with the August 2006 actuarial study, partially offset by legal fees incurred in litigation in 2006. As discussed more fully in Note 20 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

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

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring expenses, which include restructuring and integration expenses, decreased to $1.9 million for 2006, compared to $5.3 million in 2005. The 2006 expenses related mostly to severance costs related to the move of our European and Puerto Rican production operations and the divestiture of a production unit of our Temperature Control Segment. Expenses in 2005 were primarily for a non-cash asset impairment charge of $3.3 million in our Temperature Control business related to a strategic decision to outsource products previously manufactured, while the remainder was mostly related to the DEM restructuring, which has since been substantially completed.

OPERATING INCOME (EXPENSE), NET. Operating income increased by $21.2 million to $35.3 million in 2006, compared to $14.1 million in 2005. The increase was primarily due to higher gross profit from Engine Management's 4.5 point improvement in gross profit percentage, lower integration expenses and the elimination of the accounts receivable draft program fees, partially offset by higher SG&A expenses.

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

INCOME TAX PROVISION. The income tax provision was $6.5 million for 2006 compared to $1.4 million for 2005. The increase was primarily due to higher pre-tax earnings and a higher effective rate for 2006 which was 41.5%. We had an increase in our on-going tax rate primarily due to the January 1, 2006 expiration of Section 936 of the Internal Revenue Code with regard to our Puerto Rico operations which are taxed at the U.S. statutory rate starting in 2006. This increase was offset in 2006 by the one-time impact of our Puerto Rico deferred tax assets becoming recoverable at the higher US tax rate. Our taxes were also higher as a result of recording a valuation allowance for the capital loss on disposition of our European Temperature Control business which is not expected to be recoverable in the future. Net deferred tax assets as of December 31, 2006 were $38.4 million and are net of a valuation allowance of $28 million and deferred tax liabilities of $15.7 million. The tax expense of $1.4 million in 2005 on losses of $0.3 million was mostly due to the recording of discrete items, namely with regards to a reduced statutory rate applicable to opening deferred tax assets and a larger increase to the tax valuation allowance.

EARNINGS (LOSS) FROM DISCONTINUED OPERATION. Earnings (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the actuarial study and all other available information considered by us. We recorded $0.2 million as income and $1.8 million as a loss, both net of tax, from discontinued operation for 2006 and 2005, respectively. The income for 2006 includes a $3.4 million pre-tax adjustment to reduce our indemnity liability in line with our most recent actuarial valuation report, partially offset by legal fees incurred in litigation, whereas the loss for 2005 reflects only legal expenses. As discussed more fully in Note 20 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During 2007, cash used by operations amounted to $7.8 million, compared to cash provided by operations of $33.7 million in 2006. The $41.5 million decrease in operating cash flow is primarily due to an increase in inventories in order to bridge our requirements while we proceed with our facility integration efforts, an increase in accounts receivable reflecting an expansion in days sales outstanding from 119 to 127, and lower net earnings.

During 2006, cash provided by operations amounted to $33.7 million, compared to cash used by operations of $2.2 million in 2005. The year over year improvement of $35.9 million is primarily attributable to a lower increase in accounts receivable of $13.8 million and increased net earnings. The greater increase in accounts receivable in 2005 was due to the end of the accounts receivable draft program in 2005 compared to 2004 when our major accounts were under the draft program. The lower increase in accounts receivable in 2006 reflects a stabilized situation with no draft program in place. Partially offsetting these improvements was a slight increase in inventory compared to a decrease of $10 million in 2005, driven by our need to provide a bridge of inventory as we undergo a rationalization of our production facilities.

INVESTING ACTIVITIES. Cash used in investing activities was $13.4 million in 2007, compared to $6 million in 2006. The increase of $7.4 million was primarily due to an increase in capital expenditures of $3.9 million in 2007 and the acquisition in December 2007 of a European wire and cable business for $3.8 million, offset in part by proceeds of $4.2 million from the sale of our Fort Worth, Texas manufacturing facility. During 2006, we received $3.1 million in proceeds from the sale of a majority portion of our European Temperature Control business.

Cash used in investing activities was $6 million in 2006, compared to $7.8 million in 2005. The decrease of $1.8 million was primarily due to proceeds from the sale of a majority portion of our European Temperature Control business in 2006.

FINANCING ACTIVITIES. Cash provided by financing activities was $9.3 million in 2007, compared to cash used in financing activities of $20.2 million in 2006. The increase is primarily due to higher borrowings, an increase in cash overdrafts, and proceeds received from the exercise of employee stock options, partially offset by a $5 million purchase of treasury stock, essentially completing our share buyback program.

Cash used in financing activities was $20.2 million in 2006, compared to cash provided by financing activities of $9.7 million in 2005. The change is primarily due to repayments made on our line of credit in 2006 due to an improvement in cash provided by operating activities and a decrease in our bank overdraft balances. The 2005 increase to our line of credit was driven by the settlement of the note held by Dana and the repurchase of the common stock held by Dana, which note and common stock were originally issued to Dana in connection with our acquisition of Dana's engine management business.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $80.3 million available for us to borrow pursuant to the formula at December 31, 2007. At December 31, 2007, the interest rate on our restated credit agreement was 6.4%, and at December 31, 2006, the interest rate on our prior credit agreement was 7.8%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $148.7 million and $133.3 million at December 31, 2007 and December 31, 2006, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of 90 days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2007, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, $15 million of our borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Our European subsidiary has revolving credit facilities which, at December 31, 2007, provide for a line of credit up to $8.8 million. The amount of short-term bank borrowings outstanding under these facilities was $8 million on December 31, 2007 and $6.5 million on December 31, 2006. The weighted average interest rate on these borrowings on December 31, 2007 and December 31, 2006 was 6.7% and
6.3 %, respectively.

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan was payable in equal monthly installments. The loan had interest at a fixed rate of 5.50% maturing in July 2018. The mortgage loan was secured by our Long Island City property. On March 12, 2008, in connection with the closing of the sale of our Long Island City property the mortgage loan was defeased. For further information on the sale of the building and the defeasance of the mortgage loan, see Notes 4, 10 and 22 of the notes to our consolidated financial statements.

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

In August 2007, our Board of Directors authorized a $3.3 million increase in our stock repurchase program. The program is in addition to our existing program authorizing $1.7 million of stock repurchases. During 2007, we repurchased 541,750 shares of our common stock, essentially completing the entire $5 million repurchase program. No shares of our common stock were repurchased in the comparable 2006 period.

The following is a summary of our contractual commitments as of December 31, 2007:

                                -------------------------------------------------------------------------
(IN THOUSANDS)                    2008       2009       2010       2011      2012     2013-2022    TOTAL
---------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt ..........   $  8,021   $ 90,149   $    126   $    119   $    119   $     21   $ 98,555
Operating leases ............      8,464      7,772      5,507      4,511      3,921     14,861     45,036
Post retirement benefits ....      5,764      1,021      1,059      1,076      1,110     11,253     21,283
Severance payments related
 to restructuring and
 integration ................      2,219        739        311        311        280      1,975      5,835
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments..   $ 24,468   $ 99,681   $  7,003   $  6,017   $  5,430   $ 28,110   $170,709
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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2007, the allowance for sales returns was $23.1 million. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2007, the allowance for doubtful accounts and for discounts was $9 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2007, we had a valuation allowance of $26.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with the provisions of SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109" ("FIN 48"), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill, we test for impairment at least annually in the fourth quarter of each year as part of our annual budgeting process. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions". The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. Under SFAS Staff Position No.106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we have concluded that our post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly we recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation pursuant to the requirements of SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." In September 2005, in accordance with SFAS No. 106, "Employers' Accounting For Post-Retirement Benefits Other Than Pensions", we recognized a curtailment gain of $3.8 million for our post-retirement plan related to changes made to our plan, namely reducing the number of participants eligible for our plan by making all active participants hired after 1995 no longer eligible.

ENVIRONMENTAL RESERVES. We are subject to various U.S. federal and state and local environmental laws and regulations and are involved in certain environmental remediation efforts. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors including the assessments of environmental engineers and consultants who provide estimates of potential liabilities and remediation costs. Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

ASBESTOS RESERVE. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2007 estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. As a result, in 2007 an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $23.8 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements. In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $18.7 million to $32.6 million during the same period. We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.

OTHER LOSS RESERVES. We have other loss exposures, such as environmental claims, product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment of risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, was effective for us beginning January 1, 2007.

On January 1, 2007, we adopted the provisions of FIN 48. The cumulative effect of adoption was a $1.9 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $2.3 million, all of which would impact the effective tax rate, if recognized.

We continue the practice of recognizing interest and penalties associated with income tax matters as components of the "provision for income taxes." Our accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at December 31, 2007.

We are subject to taxation in the US and various state, local and foreign jurisdictions. We remain subject to examination by US Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, we are no longer subject to US Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to December 31, 2008; however, actual developments in this area could differ from those currently expected.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS158"). SFAS 158 requires an employer to recognize the funded status of their defined benefit pension or postretirement plans on the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders' equity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The adoption of SFAS 158 resulted in an increase to total assets of $1.2 million, an increase to total liabilities of $2.6 million, and a decrease to stockholders' equity of $1.4 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, which for us is the year ending December 31, 2009. As all of our measurement dates are as of December 31, our fiscal year-end reporting date, there will be no impact on us as related to the measurement date provisions of SFAS 158.

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows (in thousands):


                                                  BEFORE                       AFTER
                                              APPLICATION OF               APPLICATION  OF
                                               SFAS NO. 158   ADJUSTMENTS   SFAS NO. 158
                                               ------------   -----------   ------------
Prepaid expenses and other current
  assets (current) ...........................   $  7,861      $    (16)      $  7,845
Other assets (pension, deferred
  income taxes - non-current) ................     40,658         1,216         41,874
                                                               --------       --------
Total assets .................................    638,892         1,200        640,092
                                                               --------
Sundry payables and accrued expenses
  (pension, current) .........................     26,313        (1,100)        25,213
Pension and post-retirement medical
  benefits (non-current) .....................     48,347         3,714         52,061
                                                               --------
Total liabilities ............................    446,779         2,614        449,393
Accumulated other comprehensive income (loss)       4,955        (1,414)         3,541
                                                               --------
Total liabilities and stockholders' equity ...   $638,892      $  1,200       $640,092
                                                               ========

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), including an amendment of FASB Statement No. 115. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of January 1, 2008. We do not anticipate any financial statement impact upon adoption of SFAS 159.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

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

EXCHANGE RATE RISK

We have exchange rate exposure primarily with respect to the Canadian dollar, the British pound, the Euro, and the Hong Kong dollar. As of December 31, 2007, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

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

At December 31, 2007, we had approximately $255.3 million in loans and financing outstanding, of which approximately $97.9 million bear interest at fixed interest rates and approximately $157.4 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 61.7% and 58.7% at December 31, 2007 and 2006, respectively. Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have approximately $1.7 million negative impact on our earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE NO.

Management's Report on Internal Control over Financial Reporting..............41

Report of Independent Registered Public Accounting Firm--Internal
     Control Over Financial Reporting.........................................42

Report of Independent Registered Public Accounting Firm--
     Consolidated Financial Statements........................................43

Consolidated Statements of Operations for the years ended
     December 31, 2007, 2006 and 2005.........................................44

Consolidated Balance Sheets as of December 31, 2007 and 2006..................45

Consolidated Statements of Cash Flows for the years ended
     December 31, 2007, 2006 and 2005 ........................................46

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2007, 2006 and 2005.....................47

Notes to Consolidated Financial Statements....................................48

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our consolidated financial statements for 2007 and has issued an attestation report concurring with management's assessment of our internal control over financial reporting. Grant Thornton's report appears on the following pages of this "Item 8. Financial Statements and Supplementary Data."

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                         INTERNAL CONTROL OVER REPORTING


Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited Standard Motor Products, Inc. and Subsidiaries' (a New York corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Standard Motor Products, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Standard Motor Products, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Standard Motor Products, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in comprehensive income and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 effective January 1, 2007, and the application of Statement of Financial Accounting Standards No. 123 (R) as of January 1, 2006 and No. 158 as of December 31, 2006.

/s/ GRANT THORNTON LLP
New York, New York
March 13, 2008

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                       CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (a New York corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Statement of Financial Statement Standards No. 123 (revised 2004), "Share-Based Payment."

As discussed in Notes 14 and 15 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans, effective as of December 31, 2006, in connection with the adoption of Statement of Financial Statement Standards No. 158, "Employers' Accounting for Defined Pension and Other Post Retirement Plans."

As discussed in Note 17 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Motor Products, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
New York, New York
March 13, 2008



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                        2007              2006             2005
                                                        ----              ----             ----
                                                                 (DOLLARS IN THOUSANDS,
                                                           EXCEPT SHARE AND PER SHARE DATA)
Net sales ........................................   $    790,185    $    812,024    $    830,413

Cost of sales ....................................        587,910         606,803         644,433
                                                     ------------    ------------    ------------

   Gross profit ..................................        202,275         205,221         185,980

Selling, general and administrative expenses .....        168,950         168,050         166,556

Restructuring and integration expenses ...........         10,933           1,856           5,342
                                                     ------------    ------------    ------------

   Operating income ..............................         22,392          35,315          14,082

Other income (expense), net ......................          3,881            (383)          2,648

Interest expense .................................         18,044          19,275          17,077
                                                     ------------    ------------    ------------

   Earnings (loss) from continuing operations
      before taxes ...............................          8,229          15,657            (347)

Provision for income taxes .......................          2,798           6,494           1,423
                                                     ------------    ------------    ------------

Earnings (loss) from continuing operations .......          5,431           9,163          (1,770)

Earnings (loss) from discontinued operation,
      net of income tax of $2,101, $809 and $1,118         (3,156)            248          (1,775)
                                                     ------------    ------------    ------------

   Net earnings (loss) ...........................   $      2,275    $      9,411    $     (3,545)
                                                     ============    ============    ============

Net earnings (loss) per common share - Basic:

     Earnings (loss) from continuing operations ..   $       0.29    $       0.50    $      (0.09)

     Discontinued operation ......................          (0.17)           0.01           (0.09)
                                                     ------------    ------------    ------------

Net earnings (loss) per common share - Basic .....   $       0.12    $       0.51    $      (0.18)
                                                     ============    ============    ============

Net earnings (loss) per common share - Diluted:

     Earnings (loss) from continuing operations ..   $       0.29    $       0.50    $      (0.09)

     Discontinued operation ......................          (0.17)           0.01           (0.09)
                                                     ------------    ------------    ------------

Net earnings (loss) per common share - Diluted ...   $       0.12    $       0.51    $      (0.18)
                                                     ============    ============    ============

Average number of common shares ..................     18,530,548      18,283,707      19,507,818
                                                     ============    ============    ============

Average number of common shares and
  dilutive common shares .........................     18,586,532      18,325,175      19,507,818
                                                     ============    ============    ============


                         See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                 --------------------------
                                                                    2007         2006
                                                                    ----         ----
                                                                   (DOLLARS IN THOUSANDS,
                                                                    EXCEPT SHARE DATA)
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...............................   $  13,261    $  22,348
     Accounts receivable, less allowances for
       discounts and doubtful accounts
       of $8,964 and $9,465 in 2007 and 2006,
       respectively ..........................................     204,445      183,664
     Inventories .............................................     252,277      233,970
     Deferred income taxes ...................................      17,003       14,011
     Assets held for sale ....................................       5,373         --
     Prepaid expenses and other current assets ...............      10,748        7,845
                                                                 ---------    ---------
              Total current assets ...........................     503,107      461,838
Property, plant and equipment, net ...........................      71,775       80,091
Goodwill, net ................................................      41,566       38,488
Other intangibles, net .......................................      16,325       17,801
Other assets .................................................      45,319       41,874
                                                                 ---------    ---------
              Total assets ...................................   $ 678,092    $ 640,092
                                                                 =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable ...........................................   $ 156,756    $ 139,799
     Current portion of long-term debt .......................       8,021          542
     Accounts payable ........................................      64,384       53,783
     Sundry payables and accrued expenses ....................      29,242       25,213
     Accrued customer returns ................................      23,149       21,705
     Accrued rebates .........................................      21,494       20,769
     Payroll and commissions .................................      16,987       16,714
                                                                 ---------    ---------
                  Total current liabilities ..................     320,033      278,525
Long-term debt ...............................................      90,534       97,979
Post-retirement medical benefits and other
    accrued liabilities ......................................      56,510       52,061
Accrued asbestos liabilities .................................      22,651       20,828
                                                                 ---------    ---------
                  Total liabilities ..........................     489,728      449,393
                                                                 ---------    ---------

Commitments and contingencies
Stockholders' equity:
     Common Stock - par value $2.00 per share:
         Authorized 30,000,000 shares,
         issued 20,486,036 shares ............................      40,972       40,972
     Capital in excess of par value ..........................      59,220       57,429
     Retained earnings .......................................     106,147      112,481
     Accumulated other comprehensive income ..................       5,546        3,541
     Treasury stock - at cost (2,189,079 and 2,109,816
         shares in 2007 and 2006, respectively) ..............     (23,521)     (23,724)
                                                                 ---------    ---------
                  Total stockholders' equity .................     188,364      190,699
                                                                 ---------    ---------
                  Total liabilities and stockholders' equity .   $ 678,092    $ 640,092
                                                                 =========    =========

                    See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                           2007        2006         2005
                                                                           ----        ----         ----
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss) ..................................................   $  2,275    $  9,411    $ (3,545)

Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
     Depreciation and amortization ...................................     15,181      15,486      17,356
     Increase to allowance for doubtful accounts .....................        709         405         655
     Increase to inventory reserves ..................................      6,623       6,128       5,286
     (Gain) loss on disposal of property, plant and equipment ........       (794)         71       2,940
     Loss on impairment of assets ....................................        317        --          --
     Loss on divestiture of European Temperature Control division ....       --         3,209        --
     Gain on retirement of debt ......................................       --          --        (1,258)
     Equity income from joint ventures ...............................       (116)       (915)       (955)
     Employee stock ownership plan allocation ........................      1,867       1,190       1,341
     Stock-based compensation ........................................        485         848        --
     Decrease (increase) in deferred income taxes ....................     (3,200)        328      (4,760)
     Increase (decrease) in tax valuation allowance ..................     (1,167)      1,875       3,074
     Loss (earnings) on discontinued operations, net of tax ..........      3,156        (248)      1,775
Change in assets and liabilities:
     (Increase) in accounts receivable ...............................    (19,866)    (11,758)    (25,597)
     (Increase) in inventories .......................................    (24,150)       (701)     10,058
     (Increase) in prepaid expenses and other current assets .........     (2,887)        (43)       (491)
     (Increase) decrease in other assets .............................     (1,952)        313       1,237
     Increase in accounts payable ....................................      9,861       7,693       2,760
     Increase (decrease) in sundry payables and accrued expenses .....      5,908       2,173      (6,697)
     (Decrease) in restructuring accrual .............................       (228)     (1,095)     (5,516)
     Increase (decrease) in other liabilities ........................        182        (681)         99
                                                                         --------    --------    --------
         Net cash (used in) provided by operating activities .........     (7,796)     33,689      (2,238)
                                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment ..............      4,321         995       2,164
Capital expenditures .................................................    (13,995)    (10,080)     (9,957)
Proceeds from the divestiture of European Temperature Control division       --         3,119        --
Acquisition of European wire and cable business ......................     (3,759)       --          --
                                                                         --------    --------    --------
         Net cash used in investing activities .......................    (13,433)     (5,966)     (7,793)
                                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line-of-credit agreements ..........     16,544      (9,082)     39,820
Principal payments and retirement of long-term debt ..................       (629)       (570)    (14,655)
Increase (decrease) increase in overdraft balances ...................        449      (4,716)      3,288
Repurchase of shares held by Dana Corporation ........................       --          --       (11,899)
Proceeds from exercise of employee stock options .....................      4,185         738         169
Excess tax benefits related to the exercise of employee stock options         454        --          --
Purchase of treasury stock ...........................................     (4,997)       --          --
Dividends paid .......................................................     (6,683)     (6,579)     (7,024)
                                                                         --------    --------    --------
         Net cash provided by (used in) financing activities .........      9,323     (20,209)      9,699
                                                                         --------    --------    --------
Effect of exchange rate changes on cash ..............................      2,819         788        (556)
                                                                         --------    --------    --------
Net (decrease) increase in cash and cash equivalents .................     (9,087)      8,302        (888)
CASH AND CASH EQUIVALENTS at beginning of year .......................     22,348      14,046      14,934
                                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS at end of year .............................   $ 13,261    $ 22,348    $ 14,046
                                                                         ========    ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest ....................................................   $ 18,228    $ 19,224    $ 17,227
                                                                         ========    ========    ========
         Income taxes ................................................   $  4,236    $  2,976    $  3,456
                                                                         ========    ========    ========
Non-cash investing and financing activities:

     Reduction of restructuring accrual applied against goodwill .....   $   --      $ 10,606    $  1,243
                                                                         ========    ========    ========

                           See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                               CAPITAL            ACCUMULATED OTHER
                                                              IN EXCESS             COMPREHENSIVE
                                                  COMMON       OF PAR      RETAINED     INCOME      TREASURY
                                                   STOCK        VALUE      EARNINGS     (LOSS)       STOCK       TOTAL
                                                ---------    ---------    ---------   ---------   ---------    ---------
(IN THOUSANDS)
BALANCE AT DECEMBER 31, 2004 ................   $  40,972    $  57,424    $ 120,218   $   4,805   $ (16,107)   $ 207,312
Comprehensive Loss:
      Net loss ..............................                                (3,545)                              (3,545)
      Foreign currency translation adjustment                                              (940)                    (940)
      Unrealized gain on interest rate swap
        agreements, net of tax of $108 ......                                                26                       26
      Minimum pension liability adjustment ..                                               267                      267
                                                                                                               ---------
      Total comprehensive loss ..............                                                                     (4,192)
Cash dividends paid .........................                                (7,024)                              (7,024)
Exercise of employee stock options ..........                      (71)                                 240          169
Employee Stock Ownership Plan ...............                     (387)                               1,728        1,341
Repurchase of shares
      held by Dana Corporation ..............                                                       (11,899)     (11,899)
                                                ---------    ---------    ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2005 ................      40,972       56,966      109,649       4,158     (26,038)     185,707
Comprehensive Loss:
      Net loss ..............................                                 9,411                                9,411
      Foreign currency translation adjustment                                             1,300                    1,300
      Unrealized gain on interest rate swap
        agreements, net of tax of $ (198).
                                                                                           (298)                    (298)
      Adoption of FASB Statement No.158, net
      of income taxes of $1,906 .............                                            (1,414)                  (1,414)
      Additional minimum pension
      liability adjustment...................                                              (205)                    (205)
                                                                                                               ---------
      Total comprehensive loss ..............                                                                      8,794
Cash dividends paid .........................                                (6,579)                              (6,579)
Exercise of employee stock options ..........                      (49)                                 787          738
Stock based compensation ....................                      653                                  195          848
Employee Stock Ownership Plan ...............                     (141)                               1,332        1,191
                                                ---------    ---------    ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2006 ................      40,972       57,429      112,481       3,541     (23,724)     190,699
Comprehensive Income:
      Net income ............................                                 2,275                                2,275
      Foreign currency translation adjustment                                              3,196                   3,196
      Minimum pension liability adjustment ..                                             (1,191)                 (1,191)
                                                                                                               ---------
      Total comprehensive income ............                                                                      4,280
Impact of adopting provisions of FIN 48 .....                                (1,926)                              (1,926)
Cash dividends paid .........................                                (6,683)                              (6,683)
Purchase of treasury stock ..................                                                        (4,997)      (4,997)
Exercise of employee stock options ..........                      494                                3,691        4,185
Stock based compensation ....................                      314                                  171          485
Excess tax benefits related to exercise
      of employee stock options .............                      454                                               454
Employee Stock Ownership Plan ...............                      529                                1,338        1,867
                                                ---------    ---------    ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2007 ................   $  40,972    $  59,220    $ 106,147   $   5,546   $ (23,521)   $ 188,364
                                                =========    =========    =========   =========   =========    =========

                           See accompanying notes to consolidated financial statements

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Standard Motor Products, Inc. (referred to hereinafter in these notes to consolidated financial statements as "we," "us," "our" or the "Company") is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry. The consolidated financial statements include our accounts and all subsidiaries in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method. All significant inter-company items have been eliminated.

USE OF ESTIMATES

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other post-retirement benefits, asbestos and litigation matters, deferred tax asset valuation allowance and sales return allowances. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CASH DISCOUNTS

We do not generally require collateral for our trade accounts receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established based on a combination of write-off history, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts. Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances.

INVENTORIES

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market. Inventories are reduced by an allowance for excess and obsolete inventories, based on our review of on-hand inventories. We provided for an inventory reserve of $36.7 million and $35.4 million as of December 31, 2007 and 2006, respectively.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We recognize derivatives as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in "accumulated other comprehensive income
(loss)." Amounts in "accumulated other comprehensive income (loss)" are reclassified into earnings in the "interest expense" caption when interest expense on the underlying borrowings is recognized.

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                            ESTIMATED LIFE
                                                      --------------------------
   Buildings and improvements.....................    25 to 33-1/2 years
   Building refurbishments........................    10 years
   Machinery and equipment........................    7 to 12 years
   Tools, dies and auxiliary equipment............    3 to 8 years
   Furniture and fixtures.........................    3 to 12 years
   Leasehold improvements.........................    Shorter of life of asset
                                                      or lease term

Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred.

GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, "Business Combinations" ("SFAS 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NEW CUSTOMER ACQUISITION COSTS

New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a new customer to switch from a competitor's brand. In addition, change-over costs include the costs related to removing the new customer's inventory and replacing it with our inventory commonly referred to as a stocklift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

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

DEFERRED FINANCING COSTS

We have incurred costs in obtaining financing. These costs of $10.7 million as of December 31, 2007 and $9.9 million as of December 31, 2006 were capitalized in other assets and are being amortized over the life of the related financing arrangements through 2018. As of December 31, 2007 and 2006, total accumulated amortization was $8 million and $7 million, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The annual net post-retirement benefit liability and related expense under our benefit plans are determined on an actuarial basis. Benefits are determined primarily based upon employees' length of service.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INCOME TAXES

Income taxes are calculated using the asset and liability method in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as measured by the current enacted tax rates. We establish valuation allowances against deferred tax assets when it is more likely than not that some portion or all of those deferred assets will not be realized. The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of our U.S. foreign tax credit carryovers, and foreign net operating loss carry forwards. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

In accordance with the provisions of SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No.109" ("FIN 48"), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

REPORTING OF COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes (a) net income, (b) the cumulative effect of translating balance sheets of foreign subsidiaries to U.S. dollars, (c) the effect of adjusting interest rate swaps to market, and (d) the recognition of the unfunded status of pension and post-retirement benefit plans as well as minimum pension liabilities. The last three are not included in the income statement and are reflected as adjustments to stockholders' equity.

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

                                                       2007      2006      2005
                                                       ----      ----      ----
                                                            (IN THOUSANDS)
Weighted average common shares ...................    18,531    18,284    19,508
Effect of potentially dilutive common shares .....        56        41      --
                                                      ------   -------    ------
Weighted average common equivalent shares
   outstanding assuming dilution .................    18,587    18,325    19,508
                                                      ======    ======    ======

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

                                                     2007       2006       2005
                                                     ----       ----       ----
                                                           (IN THOUSANDS)
Stock options and restricted shares ...........        687        991      1,249
                                                     =====      =====      =====
Convertible debentures ........................      2,796      2,796      2,796
                                                     =====      =====      =====

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ENVIRONMENTAL RESERVES

We are subject to various U.S. federal and state and local environmental laws and regulations and are involved in certain environmental remediation efforts. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors including the assessments of environmental engineers and consultants who provide estimates of potential liabilities and remediation costs. Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

ASBESTOS LITIGATION

In evaluating our potential asbestos-related liability, it is our accounting policy to use an actuarial study that is prepared by a leading actuarial firm with expertise in assessing asbestos-related liabilities. We evaluate the estimate of the range of undiscounted liability to determine which amount to accrue. If there is no amount within the range of settlement payments that is more likely than any other, we record the low end of the range as the liability associated with future settlement payments. Legal costs are expensed as incurred.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We place our cash investments with high quality financial institutions and limit the amount of credit exposure to any one institution. Although we are directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers' financial conditions. Our five largest individual customers, including members of a marketing group, accounted for 50%, 51% and 52% of consolidated net sales in 2007, 2006 and 2005, respectively. Two individual customers accounted for 17% and 15%, respectively, of consolidated net sales in 2007, 18% and 14%, respectively, of consolidated net sales in 2006, and 18% and 15%, respectively, of consolidated net sales in 2005. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2007 and 2006 were uninsured. Foreign cash balances at December 31, 2007 and 2006 were $5.3 million and $11.7 million, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, was effective for us beginning January 1, 2007.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

On January 1, 2007, we adopted the provisions of FIN 48. The cumulative effect of adoption was a $1.9 million reduction of retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $2.3 million, all of which would impact the effective tax rate, if recognized.

We continue the practice of recognizing interest and penalties associated with income tax matters as components of the "provision for income taxes." Our accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at December 31, 2007.

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

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008. In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS158"). SFAS 158 requires an employer to recognize the funded status of their defined benefit pension or postretirement plans on the consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders' equity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The adoption of SFAS 158 resulted in an increase to total assets of $1.2 million, an increase to total liabilities of $2.6 million, and a decrease to stockholders' equity of $1.4 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, which for us is the year ending December 31, 2009. As all of our measurement dates are as of December 31, our fiscal year-end reporting date, there will be no impact on us as related to the measurement date provisions of SFAS 158.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows (in thousands):


                                                BEFORE                         AFTER
                                             APPLICATION OF                APPLICATION OF
                                              SFAS NO. 158   ADJUSTMENTS    SFAS NO. 158
                                              ------------   -----------    ------------
Prepaid expenses and other current
    assets (current) .........................   $  7,861     $    (16)     $  7,845
Other assets (pension, deferred income
    taxes - non-current) .....................     40,658        1,216        41,874
                                                              --------
Total assets .................................    638,892        1,200       640,092
                                                              --------
Sundry payables and accrued expenses
    (pension, current) .......................     26,313       (1,100)       25,213
Pension and post-retirement medical benefits
    (non-current) ............................     48,347        3,714        52,061
                                                              --------
Total liabilities ............................    446,779        2,614       449,393
Accumulated other comprehensive
    income (loss) ............................      4,955       (1,414)        3,541
                                                              --------
Total liabilities and stockholders'
    equity ...................................   $638,892     $  1,200      $640,092
                                                              =========

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB SFAS No. 115" ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of January 1, 2008. We do not anticipate any financial statement impact upon adoption of SFAS 159.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

2.       RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we have a restructuring accrual of $0.9 million remaining as of December 31, 2007, and most of this amount we expect to pay in 2008. The restructuring accrual relates to work force reductions, employee termination benefits and contract termination costs. During each of 2007 and 2006, termination benefits of $0.2 million have been charged to the restructuring accrual as related workforce reduction. As of December 31, 2007 and 2006, the reserve balance for workforce reductions was at $0.2 million and $0.5 million, respectively. The restructuring accrual also includes costs associated with exiting certain activities, primarily related to lease and contract termination costs, which will not have future benefits. As of December 31, 2007 and 2006, we have an exit reserve balance for other exit costs of $0.6 million.

Selected information relating to the restructuring costs included in the allocation of the cost to acquire DEM for the years ended December 31, 2007 and 2006 is as follows (in thousands):


                                                  Workforce  Other Exit
                                                  Reduction     Costs       Total
                                                  ---------     -----       -----
Restructuring liability at December 31, 2005 ..   $    809    $ 11,825    $ 12,634
Cash payments during 2006 .....................       (184)       (758)       (942)
Adjustments during 2006 .......................       (153)    (10,453)    (10,606)
                                                  --------    --------    --------
Restructuring liability as of December 31, 2006   $    472    $    614    $  1,086
Cash payments during 2007 .....................       (228)       --          (228)
                                                  --------    --------    --------
Restructuring liability as of December 31, 2007   $    244    $    614    $    858
                                                  --------    --------    --------


INTEGRATION EXPENSES

During 2007 and 2006, we incurred integration expenses of $10.9 million and $1.9 million, respectively. Integration expenses incurred for 2007 were $5.8 million for one-time termination benefits and $5.1 million for other exit costs. The 2007 amount relates primarily to the cost of moving and closing our Puerto Rico production operations, the integration of operations in Mexico, the closure of our Fort Worth, Texas production facility, the closure of our Long Island City, New York production facility and the cost of moving our European production operations. The 2006 amount relates primarily to the cost of moving our European production operations and the costs incurred relating to the divestiture of a production unit of our Temperature Control Segment.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In October 2006, we announced plans to close our Puerto Rico manufacturing facility related to the Engine Management Segment. These operations will be moved to other manufacturing sites. In connection with this closing, we will incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. We estimate these termination benefits will amount to approximately $2 million which will be recognized as expense ratably over the requisite service period. We also expect to incur approximately $2.4 million of various expenses to move the production assets, close the Puerto Rico facility, and relocate some employees. These expenses will be recognized as incurred over the next year.

In July 2007, we sold our Fort Worth, Texas manufacturing facility. As a result of the sale, we incurred one-time termination benefits paid to certain employees. These termination benefits amounted to approximately $0.4 million and were recognized over the requisite service period. In addition, we incurred approximately $0.8 million in various expenses to move the production assets and close the facility. These expenses were recognized as incurred.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 ("UAW") regarding the shut down of our manufacturing operations at Long Island City, New York, which operations will be transferred to other facilities. The relocation and closure of such manufacturing operations is expected to be completed by the second quarter of 2008. In connection with the shutdown of the manufacturing operations at Long Island City, we expect to incur approximately $6.1 million to $ 6.6 million in total costs associated with the exit or disposal activity, consisting of severance, equipment removal, capital expenditures, environmental clean-up costs and other cash costs. During 2007, we recorded a charge of $2.3 million for costs associated with the shutdown activities, which included severance costs of $0.5 million and environmental clean-up costs of $1.8 million. In addition, we will incur a withdrawal liability from a multi-employer pension plan. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers our UAW employees at the Long Island City facility and is payable in a lump sum or over a period which is not to exceed 20 years. During 2007, we recorded a charge of $3.3 million, which is our best estimate of the withdrawal liability based upon information received from a third party actuary.

Selected information relating to the closure of our Puerto Rico manufacturing facility, integration of operations in Mexico, the closure of our Fort Worth, Texas production facility, the closure of our Long Island City, New York production facility and the cost of moving our European production operations is as follows (in thousands):

                                               Workforce    Other Exit
                                               Reduction     Costs       Total
                                               ---------     -----       -----
Exit activity liability at December 31, 2005   $    408    $    467    $    875
Amounts provided for during 2006 ...........      1,359         497       1,856

Cash payments during 2006 ..................     (1,020)       (710)     (1,730)
                                               --------    --------    --------
Exit activity liability at December 31, 2006        747         254       1,001
Amounts provided for during 2007 ...........      5,822       5,111      10,933

Cash payments during 2007 ..................       (978)     (2,858)     (3,836)
                                               --------    --------    --------
Exit activity liability at December 31, 2007   $  5,591    $  2,507    $  8,098
                                               --------    --------    --------


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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

3.       SALE OF FORT WORTH, TEXAS FACILITY

In July 2007, we sold our Fort Worth, Texas manufacturing facility for $4.2 million, with a pre-tax gain of $0.8 million. The pre-tax gain is included in Other Income, Net in the consolidated statements of operations. The proceeds from the sale were used to pay down debt under our revolving credit facility.

4.           SALE OF LONG ISLAND CITY, NEW YORK PROPERTY

In December 2007, we entered into a Purchase and Sale Agreement to sell our property located at 37-18 Northern Blvd., Long Island City, New York. The purchase price for the property is $40.6 million. We intend to use the proceeds from the sale to reduce debt. We expect the closing to occur in the first quarter of 2008. In connection with the sale of the Long Island City property, we intend to enter into a Lease Agreement with the purchaser whereby we would lease space at the property. The initial term of the lease is ten years and contains four 5-year renewal options. During approximately the first twelve months of the lease term, we will make initial annual rent payments of approximately $2.6 million. Thereafter, we expect to reduce our leased space to
1.5 floors, and the annual rent payments will decrease to approximately $1.1 million. See Note 22 for further information on the closing of the sale and leaseback of the Long Island City property.

As of December 31, 2007, in accordance with the requirements of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), we have reported the net book value of the property of $5.4 million as assets held for sale on our consolidated balance sheet. Revenue recognition related to the sale has not occurred as of December 31, 2007 as the Purchase and Sale Agreement entered into in December 2007 contains several pre-closing conditions. The earnings process will not be complete until all consideration has exchanged hands, the permanent financing has been secured and all conditions precedent to closing in the agreement have been performed, all of which are expected to occur at closing. Upon the closing of the transaction, the sale will be recorded as a sale and leaseback transaction. As our retention rights to the property will be more than minor but less than substantially all, a portion of the gain will be deferred upon closing of the sale. Upon closing, we currently anticipate that the total gain from the sale of the property will be in the range of $28 - $32 million. The portion of the gain to be recognized upon closing will be in the range of $18 - $22 million, with the balance of the gain deferred and recognized over the initial term of the lease of ten years.

In addition, in connection with the closing, we will defease our existing mortgage loan on the property. As of December 31, 2007, the mortgage loan was $7.9 million. We expect to incur fees and expenses in the defeasance of approximately $1 million, and deferred finance costs currently capitalized of $0.4 million will be expensed upon the defeasance. See Notes 10 and 22 for further information on the closing of the defeasance of the mortgage.

5.       SALES OF RECEIVABLES

Prior to November 18, 2005, we entered into agreements to sell undivided interests in certain of our receivables to factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third parties. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $240.7 million of receivables during 2005, and none in 2006 and 2007. We retained no rights or interest, and had no obligations, with respect to the sold receivables. We do not service the receivables after the sale.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The sale of receivables was accounted for as a sale in accordance with FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The sold receivables were removed from the balance sheet at the time of sale. The costs incurred in relation to the sale of receivables were $3.4 million in 2005 and are recorded in selling, general and administrative expense.

6.   INVENTORIES

                                                              DECEMBER 31,
                                                      --------------------------
                                                        2007              2006
                                                        ----              ----
                                                            (IN THOUSANDS)
Finished goods, net ..........................         $182,914         $169,183
Work in process, net .........................            5,850            4,654
Raw materials, net ...........................           63,513           60,133
                                                       --------         --------
    Total inventories, net ...................         $252,277         $233,970
                                                       ========         ========

7.   PROPERTY, PLANT AND EQUIPMENT

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2007          2006
                                                           ----          ----
                                                             (IN THOUSANDS)
Land, buildings and improvements .................       $ 43,313       $ 71,147
Machinery and equipment ..........................        136,107        133,022
Tools, dies and auxiliary equipment ..............         25,944         24,270
Furniture and fixtures ...........................         29,857         29,255
Leasehold improvements ...........................          8,554          7,595
Construction in progress .........................          9,397          5,732
                                                         --------      ---------
                                                          253,172        271,021
Less accumulated depreciation ....................        181,397        190,930
                                                         --------      ---------
Total property, plant and equipment, net .........       $ 71,775       $ 80,091
                                                         ========       ========

Depreciation expense was $12.9 million, $13.4 million and $15.5 million for 2007, 2006 and 2005, respectively.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

We test for impairment of our remaining goodwill at least annually. Under FASB Statement No. 142, "Goodwill and Other Intangible Assets," we completed our annual impairment test of goodwill as of December 31, 2007 and 2006, respectively, and determined that our goodwill was not impaired.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The changes in the carrying value of goodwill for our segments during the two years ended December 31, 2007 are as follows (in thousands):

                                                  ENGINE
                                                MANAGEMENT  EUROPE       TOTAL
                                                ----------  ------       -----
Balance as of December 31, 2005 .............   $ 49,094    $   --     $ 49,094
Purchase accounting adjustments .............    (10,606)       --      (10,606)
                                                --------    --------   --------
Balance as of December 31, 2006 .............     38,488        --       38,488
Acquisition of UK wire and cable business ...       --         3,078      3,078
                                                --------    --------   --------
Balance as of December 31, 2007 .............   $ 38,488    $  3,078   $ 41,566
                                                ========    ========   ========

During 2007, our European affiliate acquired the wire and cable business of a third party in the United Kingdom for a purchase price of $3.7 million. Net assets acquired were $0.6 million, and the excess purchase price over net assets of $3.1 million has been reported as goodwill in our consolidated balance sheet. We have retained a third party valuation firm to value the net assets acquired and any revision in the purchase price allocation is expected to be completed during 2008.

During 2006, goodwill was reduced $10.6 million. The reduction in goodwill in 2006 relates to an adjustment of purchase price related to the acquisition of DEM resulting from a reduction in the restructuring cost estimate that had been established in the original purchase accounting upon acquisition.

OTHER INTANGIBLE ASSETS

Other intangibles assets include computer software. Computer software, net of amortization, was $4.1 million and $4.5 million as of December 31, 2007 and 2006, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $1.2 million, $1 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets associated with the acquisition of DEM, as of December 31, 2007 and 2006 consist of (in thousands):

                                                              DECEMBER 31,
                                                         -----------------------
                                                           2007            2006
                                                           ----            ----
Gross customer relationships ...................         $10,000         $10,000
Trademarks and trade names .....................           6,100           6,100
                                                         -------         -------
                                                          16,100          16,100
Less accumulated amortization(1) ...............           3,889           2,778
                                                         -------         -------
    Net ........................................         $12,211         $13,322
                                                         =======         =======

(1) Applies to the gross customer relationships.

Of the total purchase price, $16.1 million was allocated to intangible assets consisting of customer relationships and trademarks and trade names; $10 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and trade names which is not subject to amortization as they were determined to have indefinite useful lives. Amortization expense for acquired intangible assets was $1.1 million per year for each of the years ended December 31, 2007, 2006 and 2005.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Amortization expense for the next five years is estimated to be $1.1 million per year during 2008 through 2012.

9.   OTHER ASSETS
                                                              DECEMBER 31,
                                                        ------------------------
                                                           2007            2006
                                                           ----            ----
                                                              (IN THOUSANDS)
Equity in joint ventures .........................        $ 2,310        $ 2,483
Deferred income taxes, net (Note 17) .............         25,809         24,434
Deferred financing costs, net ....................          2,373          2,897
Other ............................................         14,827         12,060
                                                          -------        -------
     Total other assets, net .....................        $45,319        $41,874
                                                          =======        =======

Included in the above caption "Other" is a preferred stock investment of $1.5 million in a customer, which is carried at cost. Net sales to this customer amounted to $35.4 million, $37.4 million and $47.8 million in 2007, 2006 and 2005, respectively. Also included in "Other" are $4 million of long term accounts receivables from customers and $8.2 million of assets held in a nonqualified defined contribution pension plan.

As of December 31, 2007, we have equity ownership investments in several joint ventures located in Europe, Canada, and Israel. Our ownership interests in these joint ventures are accounted for on the equity method. The two largest of our joint ventures are Blue Streak Electronics, Ltd. ("BSE") located in Canada and Testar Ltd. ("Testar") located in Israel. The investments and equity income in our other joint ventures are not material. The following is a brief description of each of the two largest of our joint ventures:

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is summarized selected financial information from our joint ventures (in thousands):


                                                               AS OF DECEMBER 31,
          AGGREGATED FINANCIAL INFORMATION               2007         2006         2005
----------------------------------------------------------------------------------------
Current assets ...................................   $  11,399    $  10,445    $  10,720
Non-current assets ...............................       3,270        2,928        2,928
Current liabilities ..............................       8,358        6,197        6,583
Non-current liabilities ..........................          44        1,635        2,067


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        2007         2006         2005
                                                     -----------------------------------
Net sales ........................................   $  11,574    $  14,256    $  14,846
Costs and expenses ...............................      11,263       12,256       13,016
                                                     ---------    ---------    ---------
Net earnings .....................................   $     311    $   2,000    $   1,830
                                                     =========    =========    =========



                                                               AS OF DECEMBER 31,
                     BLUE STREAK ELECTRONICS, LTD.       2007         2006         2005
----------------------------------------------------------------------------------------
Current assets ...................................   $   6,151    $   5,223    $   5,687
Non-current assets ...............................       2,834        2,661        2,645
Current liabilities ..............................       4,523        3,855        4,372
Non-current liabilities ..........................        --           --           --




                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        2007         2006         2005
                                                     -----------------------------------
Net sales ........................................   $   7,076    $   7,563    $   8,541
Costs and expenses ...............................       7,371        6,875        7,573
                                                     ---------    ---------    ---------
Net earnings (loss) ..............................   $    (295)   $     688    $     968
                                                     =========    =========    =========



                                                                AS OF DECEMBER 31,
                              TESTAR, LTD.               2007         2006         2005
----------------------------------------------------------------------------------------
Current assets ...................................   $      50    $     213    $   1,078
Non-current assets ...............................           3            7           11
Current liabilities ..............................         144           69          113
Non-current liabilities ..........................        --             42           22



                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        2007         2006         2005
                                                     -----------------------------------
Net sales ........................................   $     170    $     520    $   1,389
Costs and expenses ...............................         177          454          496
                                                     ---------    ---------    ---------
Net earnings (loss) ..............................   $      (7)   $      66    $     893
                                                     =========    =========    =========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


                                                            AS OF DECEMBER 31,
                              ALL OTHER                2007         2006         2005
----------------------------------------------------------------------------------------
Current assets ...................................   $   5,198    $   5,009    $   3,955
Non-current assets ...............................         433          260          272
Current liabilities ..............................       3,691        2,273        2,098
Non-current liabilities ..........................          44        1,593        2,045




                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        2007         2006         2005
                                                     -----------------------------------
Net sales ........................................   $   4,328    $   6,173    $   4,916
Costs and expenses ...............................       3,715        4,927        4,947
                                                     ---------    ---------    ---------
Net earnings (loss) ..............................   $     613    $   1,246    $     (31)
                                                     =========    =========    =========



10.  CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):
                                                             DECEMBER 31,
                                                      -------------------------
                                                         2007            2006
                                                       ---------      ---------
Current
Revolving credit facilities (1) ..................     $ 156,756      $ 139,799
Current portion of mortgage loan (2) .............         7,891            542
Other ............................................           130           --
                                                       ---------      ---------
                                                         164,777        140,341
                                                       ---------      ---------
Long-term Debt
6.75% convertible subordinated debentures ........        90,000         90,000
Mortgage loan (2) ................................         7,891          8,416
Other ............................................           664            105
Less current portion of long-term debt ...........        (8,021)          (542)
                                                       ---------      ---------
                                                          90,534         97,979
                                                       ---------      ---------

    Total debt ...................................     $ 255,311      $ 238,320
                                                       =========      ==========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facilities.

(2) The mortgage loan was secured by the Long Island City, New York property. On March 12, 2008, in connection with the sale of the property, we defeased the mortgage loan. See Note 4 and Note 22.

Maturities of long-term debt during the five years ending December 31, 2008 through 2012 are $8 million, $90.1 million, $0.1 million, $0.1 million and $0.1 million, respectively.

We had deferred financing cost of $2.7 million and $2.9 million as of December 31, 2007 and 2006, respectively. These costs related to our revolving credit facility, the convertible subordinated debentures and a mortgage loan agreement, and these costs are being amortized in the amount of $1.1 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.5 million for the period 2011-2018.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $80.3 million available for us to borrow pursuant to the formula at December 31, 2007. At December 31, 2007, the interest rate on our restated credit agreement was 6.4%, and at December 31, 2006, the interest rate on our prior credit agreement was 7.8%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $148.7 million and $133.3 million at December 31, 2007 and December 31, 2006, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of 90 days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2007, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, $15 million of the Company's borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

REVOLVING CREDIT FACILITIES--EUROPE

Our European subsidiary has revolving credit facilities which, at December 31, 2007, provide for a line of credit up to $8.8 million. The amount of short-term bank borrowings outstanding under these facilities was $8 million on December 31, 2007 and $6.5 million on December 31, 2006. The weighted average interest rate on these borrowings on December 31, 2007 and December 31, 2006 was 6.7% and 6.3%, respectively.

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

MORTGAGE LOAN AGREEMENT

In June 2003, we borrowed $10 million under a mortgage loan agreement. The loan was payable in monthly installments. The loan had interest at a fixed rate of 5.5% maturing in July 2018. The mortgage loan was secured by the Long Island City, New York property. As previously mentioned, in connection with the sale of the property, we defeased the mortgage loan. We incurred fees and expenses in the defeasance of approximately $1 million, and deferred finance costs currently capitalized of $0.4 million will be expensed upon the defeasance. See Note 4 and
Note 22.


11.  INTEREST RATE SWAP AGREEMENTS

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

If, at any time, the swaps were determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the interest rate swap determined to be ineffective would have been recognized as gain or loss in the statement of operations in the "interest expense" caption for the applicable period. There has not been any gain or loss reported in the statement of operations during the years ending December 31, 2006 and 2005.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

12.  STOCKHOLDERS' EQUITY

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2007 and 2006.

As of December 31, 2006, we had Board authorization to repurchase additional shares of our common stock up to a maximum cost of $1.7 million. In August 2007, our Board of Directors authorized a $3.3 million increase in our stock repurchase program. In 2007, we repurchased approximately $5 million of our common stock pursuant to these authorizations. During 2006, we did not repurchase any shares of our common stock.

Accumulated other comprehensive income is comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2007          2006
                                                           ----          ----
Foreign currency translation adjustments ...........     $ 11,579      $  8,383
Minimum pension liability ..........................       (6,033)       (4,842)
                                                         --------      --------
Total accumulated other comprehensive income .......     $  5,546      $  3,541
                                                         ========      ========

In January 1996, our Board of Directors adopted a Shareholder Rights Plan. Under the Rights Plan, the Board declared a dividend of one Preferred Share Purchase Right for each of our outstanding common shares. The dividend was payable on March 1, 1996 to the stockholders of record as of February 15, 1996. The Rights were attached to and automatically traded with the outstanding shares of our common stock. The Rights were exercisable only upon the occurrence of certain events. In February 2006, the Rights Plan expired according to its stated terms.

13.      STOCK-BASED COMPENSATION PLANS

We have five stock-based compensation plans. Under the 1994 Omnibus Stock Option Plan, as amended, which terminated in May 2004, we were authorized to issue options to purchase 1,500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. At December 31, 2007, there were options to purchase an aggregate of 240,363 shares of common stock.

Under the 1996 Independent Directors' Stock Option Plan, which terminated in May 2006, we were authorized to issue options to purchase 50,000 shares of common stock. The options became exercisable one year after the date of grant and expired at the end of ten years following the date of grant. At December 31, 2007, there were options to purchase an aggregate of 24,200 shares of common stock.

Under the 2004 Omnibus Stock Option Plan, which terminates in May 2014, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2007, there were options to purchase an aggregate of 327,057 shares of common stock.

Under the 2004 Independent Directors' Stock Option Plan, we were authorized to issue options to purchase 50,000 shares of common stock. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 2007, there were options to purchase an aggregate of 16,000 shares of common stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Under the 2006 Omnibus Incentive Plan, which terminates in May 2016, we are authorized to issue, among other things, shares of restricted and performance based stock to eligible employees and directors of up to 700,000 shares of common stock. Stock options forfeited under the previous stock option plans and equity awards under the incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to stock options and equity awards so forfeited.

At December 31, 2007, under all of our option plans there were options to purchase an aggregate of 607,620 shares of common stock, with no shares of common stock available for future grants. At December 31, 2007, under our 2006 Omnibus Incentive Plan, there were an aggregate of (a) 193,200 shares of restricted and performance-based stock granted, net of forfeitures, and (b) 501,100 shares of common stock available for future grants.

Effective January 1, 2006, we adopted FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which prescribes the accounting for equity instruments exchanged for employee and director services. Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the grant, and is recognized as an expense over the service period applicable to the grantee. The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested.

Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors in accordance with the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no compensation expense was recognized in our financial statements for the stock-based compensation, because the stock-based compensation that we granted was incentive stock options and all of the stock options granted had exercise prices equivalent to the fair market value of our common stock on the grant date. We also followed the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended, "Accounting for Stock-Based Compensation--Transition and Disclosure."

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, the financial statement amounts for the periods before 2006 have not been restated to reflect the fair value method of expensing the stock-based compensation. The compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS 123R for all stock-based compensation that was granted on or after January 1, 2006. Stock-based compensation expense was $342,500 ($224,800, net of tax) or $0.01 per basic and diluted share and $848,000 ($516,100, net of tax) or $0.03 per basic and diluted share for the years ended December 31, 2007 and 2006, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Had we determined compensation cost based on the fair value at the grant date for our pre-2006 stock option grants, our pro forma net loss and pro forma net loss per common share would have been as follows (in thousands, except per share data):
                                                                   Year Ended
                                                                December 31 2005
                                                                ----------------
Net loss as reported ...........................................   $  (3,545)
Less: Stock-based employee compensation expense
determined under fair value method for all awards, net
of related tax effects .........................................         678
                                                                   ---------
   Pro forma net loss ..........................................   $  (4,223)
                                                                   =========

Loss per share:
    Basic - as reported ........................................   $   (0.18)
                                                                   ---------
    Basic - pro forma ..........................................   $   (0.22)
                                                                   ---------
    Diluted - as reported ......................................   $   (0.18)
                                                                   ---------
    Diluted - pro forma ........................................   $   (0.22)
                                                                   =========

STOCK OPTION GRANTS

There were no stock options granted in the years ended December 31, 2007 and 2006 and options to purchase 280,500 shares of common stock were granted in the year ended December 31, 2005. Accordingly, we have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. Further, the current year's expense reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

The stock options granted prior to 2006 have been vesting gradually at annual intervals. In our prior period SFAS 123 pro forma disclosures, our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.

Prior to 2006, we provided pro forma net income and pro forma net income per common share disclosures for stock option grants based on the fair value of the options at the grant date. For purposes of presenting pro forma information, the fair value of options granted was computed using the Black Scholes option pricing model with the following assumptions applicable to each remaining unvested annual grant:

              Year of Grant:                                2005
              -------------                                 ----
              Expected option life....................   3.9 years
              Expected stock volatility...............       39.1%
              Expected dividend yield.................        3.4%
              Risk-free rate..........................        4.0%
              Fair value of option....................       $2.72

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate was based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility was based on historical volatility of our common stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the changes in outstanding stock options for the year ended December 31, 2007:

                                                                 Weighted  Weighted Average
                                                                  Average      Remaining
                                                                Exercise     Contractual
                                                    Shares        Price      Term (Years)
                                                   ----------- ----------- ----------------

Outstanding at December 31, 2004................   1,191,745     $ 16.20           4.3
Granted.........................................     280,500     $ 11.06           9.4
Expired.........................................    (171,161)    $ 21.33             0
Exercised.......................................      (5,000)    $ 10.79             0
Forfeited, Other................................     (46,858)    $ 14.70           5.4
-------------------------------------------------- ----------- ----------- ----------------
Outstanding at December 31, 2005................   1,249,226     $ 14.42           6.2
Expired.........................................    (180,665)    $ 20.43             0
Exercised.......................................     (70,038)    $ 10.55             0
Forfeited, Other................................      (7,625)    $ 12.76           5.8
-------------------------------------------------- ----------- ----------- ----------------
Outstanding at December 31, 2006................     990,898     $ 13.61           5.1
Expired.........................................     (39,999)    $ 24.84             0
Exercised.......................................    (328,211)    $ 12.75             0
Forfeited, Other................................     (15,068)    $ 13.53           5.5
-------------------------------------------------- ----------- ----------- ----------------

Outstanding at December 31, 2007................     607,620     $ 13.34           4.8
-------------------------------------------------- ----------- ----------- ----------------

Options exercisable at December 31, 2007........     607,620     $ 13.34           4.8
-------------------------------------------------- ----------- ----------- ----------------

There was no aggregate intrinsic value of all outstanding stock options as of December 31, 2007. All outstanding stock options as of December 31, 2007 are exercisable. The total intrinsic value of options exercised was $1.3 million and $0.3 million during the years ended December 31, 2007 and 2006, respectively. There was no intrinsic value for options exercised in 2005.

The following is a summary of the changes in non-vested stock options for the year ended December 31, 2007:


                                                                           Weighted
                                                                         Average Grant
                                                           Shares       Date Fair Value
                                                           ------       ---------------

Non-vested shares at January 1, 2007 ...............        129,750        $   2.72

Forfeitures ........................................         (1,125)       $   2.72

Vested .............................................       (128,625)       $   2.72
                                                           --------
Non-vested shares at December 31, 2007 .............           --
                                                           ========


Stock option-based compensation expense in 2007 was $85,200 ($55,800, net of tax), all for unvested options. Stock option-based compensation expense in 2006 was $547,400 ($333,100, net of tax), including $264,700 for unvested options. As of December 31, 2007, we have no remaining unrecognized compensation cost and as of December 31, 2006, we had $88,200 of unrecognized compensation cost related to non-vested stock options granted, which was recognized over a weighted-average period of four months in 2007.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

Under our 2006 Omnibus Incentive Plan, we are authorized to issue shares of restricted and performance-based stock to eligible employees and issue shares of restricted stock to independent directors. Prior to the time a restricted share becomes fully vested or a performance share is issued, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees have all other rights of a stockholder, including the right to vote (but not receive dividends during the vesting period). Prior to the time a performance share is issued, the awardees shall have no rights as a stockholder. Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively. Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.

All shares and rights are subject to forfeiture if certain employment conditions are not met. Under the plan, 700,000 shares are authorized to be issued. For the year ended December 31, 2007, 111,850 restricted and performance-based shares were granted (81,600 restricted shares and 30,250 performance-based shares), and for the year ended December 31, 2006, 95,225 restricted and performance-based shares were granted (67,725 restricted shares and 27,500 performance-based shares). In determining the grant date fair value, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. For the years ended December 31, 2007 and 2006, forfeitures are estimated at 2% for employees and 0% for executives and directors, respectively, based on evaluation of historical and expected future turnover.

As related to restricted and performance stock shares, we recorded compensation expense related to restricted shares and performance-based shares of $257,300 ($169,000, net of tax) and $164,200 ($99,900, net of tax) for the year ended December 31, 2007 and 2006, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $821,900 and $506,200 at December 31, 2007 and 2006, respectively and is expected to be recognized over a weighted average period of 1.8 and 0.8 years for employees and directors, respectively, as of December 31, 2007 and over a weighted average period of 2.3 and 0.3 years for employees and directors, respectively, as of December 31, 2006.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The Company's restricted and performance-based share activity was as follows for the year ended December 31, 2007:

                                                                          Weighted
                                                                        Average Grant
                                                                       Date Fair Value
                                                           Shares        Per Share
                                                           ------        ---------

Balance at January 1, 2006 .....................             --             --
   Granted .....................................           95,225          $   7.21
   Vested ......................................             (200)         $   7.84
   Forfeited ...................................           (1,250)         $   6.90
                                                          -------          --------
Balance at January 1, 2007......................           93,775          $   7.21
   Granted .....................................          111,850          $   7.28
   Vested ......................................           (5,500)         $   7.49
   Forfeited ...................................           (6,925)         $   7.01
                                                          -------          --------
Balance at December 31, 2007 ...................          193,200          $   7.25

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2007 and 2006 was $1.4 million (or $7.25 per share) and $0.7 million (or $7.21 per share), respectively. No restricted or performance-based shares were authorized, granted, outstanding or vested during the year ended December 31, 2005.

14.    RETIREMENT BENEFIT PLANS

We adopted the provisions of SFAS No. 158 on December 31, 2006. The adoption related to the defined benefit unfunded Supplemental Executive Retirement Plan and UK pension plan resulted in a decrease to total assets of $0.1 million, a decrease to total liabilities $0.5 million, and an increase to stockholders' equity of $0.4 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, which for us is the year ending December 31, 2009. As all of our measurement dates are as of December 31, our fiscal year-end reporting date, there will be no impact on us as related to the measurement date provisions of SFAS 158.

We participate in several multi-employer plans which provide defined benefits to substantially all unionized workers. The Multi-Employer Pension Plan Amendments Act of 1980 imposes certain liabilities upon employers associated with multi-employer plans. Contributions to the plans are determined in accordance with the provisions of a negotiated labor contract. Except as described below, we have not received information from the plans' administrators to determine our share, if any, of unfunded vested benefits.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations will be transferred to other facilities. As part of the agreement, effective January 5, 2008, we agreed to withdrawn from the multi-employer pension plan covering our UAW employees at the Long Island City facility. As a result, we will incur a withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance and is payable in a lump sum or over a period which is not to exceed 20 years. During 2007, we recorded a charge of $3.3 million, which is our best estimate of the withdrawal liability based upon information received from a third party actuary.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In addition, we and certain of our subsidiaries maintain various defined contribution plans, which include profit sharing and provide retirement benefits for other eligible employees. The provisions for retirement expense in connection with the plans are as follows (in thousands):
                                                                   DEFINED
                                                    MULTI-      CONTRIBUTION AND
                                                 EMPLOYER PLANS   OTHER PLANS
                                                 --------------   -----------
Year ended December 31,
2007..................................               $ 438          $ 3,927
2006..................................                 445            3,804
2005..................................                 434            3,759

We also have an Employee Stock Ownership Plan and Trust (ESOP) for employees who are not covered by a collective bargaining agreement. Employees were granted an aggregate of 119,023 shares, 118,500 shares, and 114,500 shares during 2007, 2006 and 2005, respectively, under the terms of the ESOP. These shares were issued directly from treasury stock.

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2007, we committed 119,023 shares to be released leaving 62,977 shares remaining in the trust. The provision for expense in connection with the ESOP was approximately $1.9 million in 2007, $1.2 million in 2006, and $1.3 million in 2005.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. Such contributions were $113,000 in 2007, $83,000 in 2006, and $69,000 in 2005.

In October 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the SERP defined benefit plan (in thousands):

                                                               DECEMBER 31,
                                                           --------------------
                                                            2007         2006
                                                           -------      -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..............     $ 5,642      $ 5,495
Service cost .........................................         426          393
Interest cost ........................................         353          284
Actuarial loss (gain) ................................         491         (530)
                                                           -------      -------
Benefit obligation at end of year ....................     $ 6,912      $ 5,642
                                                           =======      =======
FUNDED STATUS ........................................      (6,912)      (5,642)
Unrecognized prior service cost ......................         580          690
Additional minimum pension liability .................        (871)      (1,029)
Unrecognized net actuarial loss ......................       1,246          912
                                                           -------      -------
Net amount recognized (accrued benefit cost) .........     $(5,957)     $(5,069)
                                                           =======      =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Components of net periodic benefit cost follow (in thousands):

                                                           DECEMBER 31,
                                                  ------------------------------
                                                   2007        2006        2005
                                                  ------      ------      ------
Service cost ...............................      $  426      $  393      $  394
Interest cost ..............................         353         284         255
Amortization of prior service cost .........         110         111         110
Amortization of unrecognized loss ..........         158         117         118
                                                  ------      ------      ------
Net periodic benefit cost ..................      $1,047      $  905      $  877
                                                  ======      ======      ======

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                      DECEMBER 31,
                                            -----------------------------------
                                            2007          2006            2005
                                            ----          ----          -------
Discount rates ....................         5.75%         5.75%           5.50%
Salary increase ...................            4%            4%              4%

The following SERP benefit payments are expected to be paid (in thousands):

                                                             BENEFITS
                                                            ---------

       2008............................................     $ 4,761
       2009............................................         --
       2010............................................         --
       2011............................................         --
       2012............................................         --
       Years 2013 - 2017...............................       4,736

The estimated net loss and prior service cost for the plan that is expected to be amortized from accumulated other comprehensive income into pension costs during 2008 are $0.1 million and $0.1 million, respectively.

We maintain a UK pension plan which is comprised of a defined benefit plan and a defined contribution plan. Effective April 1, 2001, the defined benefit plan was closed to new entrants and existing active members ceased accruing any further benefits.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of our UK defined benefit plan:

                                                               DECEMBER 31,
                                                           ---------------------
                                                            2007          2006
                                                            ----          ----
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ..............     $ 3,310      $ 2,886
Service cost .........................................        --           --
Interest cost ........................................         173          168
Actuarial (gain) loss ................................        (227)        --
Benefits paid ........................................        (105)        (125)
Translation adjustment ...............................          49          381
                                                           -------      -------
Benefit obligation at end of year ....................     $ 3,200      $ 3,310
                                                           =======      =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year........       3,288        2,678
Employer contributions ...............................          95           94
Actual return on plan assets .........................         135          288
Benefits paid ........................................        (105)        (125)
Translation adjustment ...............................          49          353
                                                           -------      -------
Fair value of plan assets at end of year .............     $ 3,462      $ 3,288
                                                           -------      -------
FUNDED (UNFUNDED) STATUS .............................         262          (22)
Unrecognized prior service cost ......................        --             22
Unrecognized net actuarial loss ......................       1,797        1,974
                                                           -------      -------
Net amount recognized ................................     $ 2,059      $ 1,974
                                                           =======      =======

Amounts recognized in the consolidated balance sheet consist of (in thousands):

                                                                DECEMBER 31,
                                                          ----------------------
                                                           2007           2006
                                                           ----           ----
Current liabilities ...............................       $  --         $  --
Non-current assets (liabilities) ..................           262           (22)
Accumulated other comprehensive loss ..............         1,797         1,996
                                                          -------       -------
Net amount recognized .............................       $ 2,059       $ 1,974
                                                          =======       =======

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

                                                                 DECEMBER 31,
                                                          ----------------------
                                                           2007            2006
                                                          ------          ------
Net actuarial (gain) loss ......................          $1,797          $1,974
Prior service cost (credit) ....................            --                22
                                                          ------          ------
Net amount recognized ..........................          $1,797          $1,996
                                                          ======          ======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Information for the UK pension plan with accumulated benefit obligation in excess of plan assets (in thousands):

                                                                DECEMBER 31,
                                                           ---------------------
                                                            2007           2006
                                                           ------         ------
Projected benefit obligation .....................         $3,200         $3,310
Accumulated benefit obligation ...................         $3,200         $3,310
Fair value of plan assets ........................         $3,462         $3,288

Components of net periodic benefit cost follow (in thousands):

                                                          DECEMBER 31,
                                                  ------------------------------
                                                   2007        2006        2005
                                                  -----       -----       -----
Service cost ...............................      $  --       $  --       $  --
Interest cost ..............................        173         168         157
Amortization of net actuarial loss .........        113        --          --
Expected return on plan assets .............       (225)       (196)       (145)
                                                  -----       -----       -----
Net periodic benefit cost ..................      $  61       $ (28)      $  12
                                                  =====       =====       =====



Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                    DECEMBER 31,
                                      -----------------------------------------
                                        2007             2006             2005
                                      -------          -------          -------
Discount rates ..............          5.90%            5.23%            5.23%
Inflation ...................          3.30%            3.00%            3.00%

The UK pension plan's weighted-average asset allocation by asset category is as follows:

                                                             DECEMBER 31,
                                                          -----------------
                                                           2007        2006
                                                           ----        ----
Equity securities ............................              72%         70%
Bonds ........................................              13%         14%
Property .....................................              15%         16%
Cash .........................................               0%          0%
                                                           ----        ----
                                                           100%        100%
                                                           ====        ====

The return on plan assets for 2007 was approximately 4.3%. The return on plan assets for 2006 was approximately 9.8%.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):
                                                                       PENSION
                                                                       BENEFITS
                                                                     -----------
       2008..........................................................    $ 109
       2009..........................................................      129
       2010..........................................................      149
       2011..........................................................      169
       2012..........................................................      189
       Years 2013 - 2017.............................................   $1,143

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The provision for retirement expense in connection with the UK defined contribution plan is as follows (in thousands):

                                                                  DEFINED
                                                            CONTRIBUTION PLAN
                                                            -----------------
Year ended December 31,
2007...................................................           $ 377
2006...................................................             289
2005...................................................             305

15.  POST-RETIREMENT MEDICAL BENEFITS

We provide certain medical and dental care benefits to eligible retired employees. Our current policy is to fund the cost of the health care plans on a pay-as-you-go basis.

Effective September 1, 2005, we restricted the eligibility requirements of employees who can participate in this program, whereby all active participants hired after 1995 are no longer eligible. In addition, in accordance with FASB Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" ("SFAS 106"), we recognized a curtailment gain of $3.8 million for our post-retirement plan related to changes made to our plan which included the above eligibility restriction. The curtailment accounting required us to recognize pro-rata portion of the unrecognized prior service cost as a result of the changes.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Reform Act") was signed into law. The Medicare Reform Act expanded Medicare to include, for the first time, coverage for prescription drugs. In connection with the Medicare Reform Act, the FASB issued FASB Staff Position No.106-2 ("FSP 106-2"), which provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D and are therefore entitled to receive subsidies from the federal government beginning in 2006. In January 2005, the Centers for Medicare and Medicaid Services released final regulations implementing major provisions of the Medicare Reform Act. The regulations address key concepts, such as defining a plan, as well as the actuarial equivalence test for purposes of obtaining a government subsidy. Pursuant to the guidance in FSP 106-2, we concluded that our post-retirement benefit plan qualifies for the direct subsidies and, consequently, our accumulated post-retirement benefit obligation has been reduced by $6.5 million.

As a result of the reduced eligibility and Medicare subsidy explained above, we benefited in 2006 from a reduction to our post-retirement benefit costs through negative amortization of prior service costs.

We adopted the provisions of SFAS No. 158 on December 31, 2006. The adoption related to post-retirement medical benefit plans resulted in an increase to total assets of $1.3 million, an increase to total liabilities $3.1 million, and a decrease to stockholders' equity of $1.9 million. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years beginning after December 15, 2008, which for us is the year ending December 31, 2009. As all of our measurement dates are as of December 31, our fiscal year-end reporting date, there will be no impact on us as related to the measurement date provisions of SFAS 158.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following table represents a reconciliation of the beginning and ending benefit obligation and the funded status of the plan (in thousands):

                                                               DECEMBER 31,
                                                        -----------------------
                                                          2007           2006
                                                        --------       --------
Benefit obligation at beginning of year ..........      $ 38,192       $ 35,302
Service cost .....................................           818            807
Interest cost ....................................         2,231          2,050
Amendments .......................................          --             --
Actuarial loss ...................................           763            953
Benefits paid ....................................          (895)          (920)
                                                        --------       --------
Benefit obligation at end of year ................      $ 41,109       $ 38,192
                                                        --------       --------
Funded status ....................................      $(41,109)      $(38,192)
Unrecognized transition obligation ...............          --             --
Unrecognized prior service costs .................          --             --
Unrecognized net actuarial loss ..................          --             --
                                                        --------       --------
Accrued benefit cost .............................      $(41,109)      $(38,192)
                                                        ========       ========

Components of net periodic benefit cost following (in thousands):


                                                           DECEMBER 31
                                                -------------------------------
                                                  2007        2006        2005
                                                -------     -------     -------
Service cost ...............................    $   818     $   807     $ 2,924
Interest cost ..............................      2,231       2,050       2,330
Amortization of transition obligation ......          5           4          30
Amortization of prior service cost .........     (2,871)     (2,868)     (1,190)
Amortization of net actuarial loss .........       --          --             6
Recognized actuarial loss ..................      1,310       1,481       1,056
                                                -------     -------     -------
Net periodic benefit cost ..................    $ 1,493     $ 1,474     $ 5,156
SFAS 106 curtailment gain ..................       --          --        (3,842)
                                                -------     -------     -------
     Total benefit cost ....................    $ 1,493     $ 1,474     $ 1,314
                                                =======     =======     =======

Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                             DECEMBER 31,
                                                      ------------------------
                                                          2007    2006    2005
                                                          ----    ----    ----

Discount rate ....................................        5.75%   5.75%   5.50%
Current medical cost trend rate ..................     9% - 10%     9%      9%
Current dental cost trend ........................           5%     5%      5%
Ultimate medical cost trend rate .................           5%     5%      5%
Year trend rate declines to ultimate .............        2012   2011    2010

Our measurement date for this plan is December 31.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

                                                                   NET
                                                             POST-RETIREMENT
                                                                BENEFITS
                                                    -------------------------
                     2008........................                $ 894
                     2009........................                  892
                     2010........................                  910
                     2011........................                  907
                     2012........................                  921
                     Years 2013 - 2017...........              $ 5,374

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2007 (in thousands):

                                                                   1-PERCENTAGE-
                                                     1-PERCENTAGE-    POINT
                                                    POINT INCREASE    DECREASE
                                                    --------------    --------

Effect on total of service and
  interest cost components ......................      $   589        $  (475)
Effect on post retirement benefit
  obligation ....................................      $ 7,245        $(5,875)

The estimated net loss and prior service cost (credit) for the plan that is expected to be amortized from accumulated other comprehensive income into post-retirement medical benefits cost during 2008 are $1.2 million and ($2.9) million, respectively.

16.  OTHER INCOME (EXPENSE), NET


                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   2007       2006      2005
                                                                   ----       ----      ----
                                                                          (IN THOUSANDS)
Interest and dividend income .................................   $   687   $   498    $   311
Gain on early retirement of debt .............................      --        --        1,258
Income from joint ventures ...................................       116       915        956
Loss on divestiture of European Temperature Control operations      --      (3,209)      --
Gain (loss) on disposal of property, plant and equipment .....       794       (71)       160
Gain (loss) on foreign exchange ..............................     1,421       646       (768)
Other income - net ...........................................       863       838        731
                                                                 -------   -------    -------
    Total other income (expense), net ........................   $ 3,881   $  (383)   $ 2,648
                                                                 =======   =======    =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

17.  INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                             2007           2006          2005
                                             ----           ----          ----
Current:
  Domestic ...........................      $ 1,473       $   968       $   233
   Foreign ...........................        3,720         2,135         2,137
                                            -------       -------       -------
Total Current ........................        5,193         3,103         2,370
Deferred:
   Domestic ..........................       (2,500)        3,416        (1,074)
   Foreign ...........................          105           (25)          127
                                            -------       -------       -------
Total Deferred .......................       (2,395)        3,391          (947)
                                            -------       -------       -------
Total income tax provision ...........      $ 2,798       $ 6,494       $ 1,423
                                            =======       =======       =======

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested. The Company has provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $44.1 million at the end of 2007, $35.9 million at the end of 2006 and $36.1 million at the end of 2005.

Earnings before income taxes for foreign operations (excluding Puerto Rico) amounted to approximately $9.3 million, $6.6 million and $6.8 million in 2007, 2006 and 2005, respectively. Prior to 2006, U.S. income taxes on the earnings of the Puerto Rican subsidiary were largely eligible for tax credits against such U.S. income taxes. During 2006, such earnings became fully subject to U.S. income taxes. Such earnings are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring in 2016.

Reconciliations between taxes at the United States federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      2007        2006       2005
                                                                      ----        ----       ----

U.S. federal income tax rate of 35% ..............................   $ 2,880    $ 5,480    $  (121)
Increase (decrease) in tax rate resulting from:
   State and local income taxes, net of federal income tax benefit       (93)        33       (121)
   State tax credits .............................................         3          8       (535)
   Non-deductible items, net .....................................       809        246        241
   Impact on deferred tax assets, Puerto Rico ....................      --       (1,146)      --
   Income (benefit) taxes attributable to foreign income .........       366         (2)    (1,115)
   Change in valuation allowance .................................    (1,167)     1,875      3,074
                                                                     -------    -------    -------
   Provision (benefit) for income
     taxes .......................................................   $ 2,798    $ 6,494    $ 1,423
                                                                     =======    =======    =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):


                                                                         DECEMBER 31,
                                                                    --------------------
                                                                      2007        2006
                                                                    --------    --------
Deferred tax assets:
   Inventories ..................................................   $ 11,071    $  9,922
   Allowance for customer returns ...............................      8,675       7,285
   Post-retirement benefits .....................................     15,016      13,261
   Allowance for doubtful accounts ..............................      3,808       3,495
   Accrued salaries and benefits ................................     13,392       9,672
   Net operating loss, capital loss and tax credit carry forwards     14,351      21,136
   Goodwill .....................................................        543       1,512
   Accrued asbestos liabilities .................................      9,501       8,691
   Other ........................................................      8,174       7,194
                                                                    --------    --------
                                                                      84,531      82,168
                                                                    --------    --------
   Valuation allowance ..........................................    (26,840)    (28,006)
                                                                    --------    --------
   Total ........................................................   $ 57,691    $ 54,162
                                                                    ========    ========
Deferred tax liabilities:
   Depreciation .................................................   $  3,594    $  4,743
   Promotional costs ............................................        560         482
   Goodwill .....................................................        672         514
   Restructuring costs ..........................................      8,851       8,620
   Other ........................................................      1,202       1,358
                                                                    --------    --------
   Total ........................................................     14,879      15,717
                                                                    --------    --------
Net deferred tax assets .........................................   $ 42,812    $ 38,445
                                                                    ========    ========


The current net deferred tax assets are $17 million and $14 million for 2007 and 2006, respectively. The non-current net deferred tax assets are $25.8 million and $24.4 million for 2007 and 2006, respectively. The tax valuation allowance was allocated to the current deferred tax assets in the amounts of $10.7 million and $10.3 million in 2007 and 2006, respectively. The long term tax deferred assets had a valuation allowance of $16.2 million and $17.7 million in 2007 and 2006, respectively.

We performed an assessment regarding the realization of the net deferred tax assets, which includes projecting future taxable income, and have decreased the valuation allowance by $1.2 million. The decrease in the valuation allowance specifically applied to the projected realization of the capital loss carryforward in the U.S. resulting from the sale of the Long Island City building expected to occur during 2008. The valuation allowance is intended to provide, in part, for the uncertainty regarding the ultimate utilization of our state tax credit carryovers, U.S. foreign tax credit carryovers, foreign net operating loss carry forwards, and certain long lived deferred tax assets stemming mainly from accrued asbestos liabilities and post-retirement benefit obligations. At December 31, 2007, approximately $150 million of U.S. taxable income will need to be generated to realize the entire deferred tax asset, with the exception of certain credit carryforwards. We believe it is more likely than not that we will only generate approximately $99 million of U.S. taxable income within the next 5 years. Therefore, we have a reserve of $22.4 million against the U.S. deferred tax assets at December 31, 2007. In addition, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

At December 31, 2007, we have approximately $17.5 million of domestic and foreign net operating loss carry forwards, of which $5.9 million will expire in 2025, with the remainder (foreign) having an indefinite carryforward period. We also have foreign tax credit carryforwards of approximately $1.1 million that will expire between 2010 and 2012, a capital loss carryforward of approximately $0.6 million that will expire in 2011 and an alternative minimum tax credit carryforward of approximately $6.5 million, which has no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

   Balance at January 1, 2007......................................... $   400
   Increase based on tax positions taken in the current year..........   2,100
   Decrease based on tax positions taken in the current year..........    (200)
                                                                       -------
   Balance at December 31, 2007....................................... $ 2,300
                                                                       =======

The amount of unrecognized tax benefits at December 31, 2007, includes $2 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. We remain subject to examination by U.S. Federal, state, local and foreign tax authorities for tax year 2001 as well as 2003 through 2006. With a few exceptions, we are no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to December 31, 2008; however, actual developments in this area could differ from those currently expected.

We recognize interest and penalties associated with income tax matters as components of the "provision for income taxes." Our accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at December 31, 2007.

18.  INDUSTRY SEGMENT AND GEOGRAPHIC DATA

Under the provisions of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have three reportable operating segments, which are the major product areas of the automotive aftermarket in which we compete. Engine Management consists primarily of ignition and emission parts, wire and cable, and fuel system parts. Temperature Control consists primarily of compressors, other air conditioning parts and heater parts. The third reportable operating segment is Europe, which consists of both Engine Management and Temperature Control reporting units.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             2007          2006           2005
                                          ---------     ---------     ---------
 Net sales:
  Engine Management ..................    $ 527,241     $ 543,221     $ 547,008
  Temperature Control ................      207,604       211,102       229,226
  Europe .............................       42,210        47,044        43,423
  Other ..............................       13,130        10,657        10,756
                                          ---------     ---------     ---------
    Total ............................    $ 790,185     $ 812,024     $ 830,413
                                          =========     =========     =========

Depreciation and amortization:
  Engine Management ..................    $   9,474     $   9,893     $   9,992
  Temperature Control ................        2,936         3,457         4,717
  Europe .............................        1,019           816         1,415
  Other ..............................        1,752         1,320         1,232
                                          ---------     ---------     ---------
    Total ............................    $  15,181     $  15,486     $  17,356
                                          =========     =========     =========

Operating profit (loss):
  Engine Management ..................    $  28,109     $  41,249     $  19,338
  Temperature Control ................       10,215        11,954        11,936
  Europe .............................          968            46          (572)
  Other ..............................      (16,900)      (17,934)      (16,620)
                                          ---------     ---------     ---------
    Total ............................    $  22,392     $  35,315     $  14,082
                                          =========     =========     =========

Investment in equity affiliates:
  Engine Management ..................    $    --       $    --       $    --
  Temperature Control ................         --            --            --
  Europe .............................          145           201          (202)
  Other ..............................        2,165         2,282         2,216
                                          ---------     ---------     ---------
    Total ............................    $   2,310     $   2,483     $   2,014
                                          =========     =========     =========

Capital expenditures:
  Engine Management ..................    $  10,622     $   7,481     $   7,511
  Temperature Control ................        1,542         1,339         1,813
  Europe .............................        1,792         1,215           623
  Other ..............................           39            45            10
                                          ---------     ---------     ---------
  Total ..............................    $  13,995     $  10,080     $   9,957
                                          =========     =========     =========

Total assets:
  Engine Management ..................    $ 443,465     $ 430,158     $ 438,116
  Temperature Control ................      113,440       109,734       114,441
  Europe .............................       36,538        26,708        28,217
  Other ..............................       84,649        73,492        72,270
                                          ---------     ---------     ---------
    Total ............................    $ 678,092     $ 640,092     $ 653,044
                                          =========     =========     =========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Reconciliation of segment operating profit (loss) to net earnings (loss):

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 2007        2006        2005
                                               --------    --------    --------
 Operating profit ..........................   $ 22,392    $ 35,315    $ 14,082
 Other income (expense) ....................      3,881        (383)      2,648
 Interest expense ..........................     18,044      19,275      17,077
                                               --------    --------    --------
Earnings (loss) from continuing operations
    before taxes ...........................      8,229      15,657        (347)
 Income tax expense ........................      2,798       6,494       1,423
                                               --------    --------    --------
Earnings (loss) from continuing operations .      5,431       9,163      (1,770)
  Discontinued operation, net of tax .......     (3,156)        248      (1,775)
                                               --------    --------    --------
Net earnings (loss) ........................   $  2,275    $  9,411    $ (3,545)
                                               ========    ========    ========



Our five largest individual customers, including members of a marketing group, accounted for 50%, 51% and 52% of consolidated net sales in 2007, 2006 and 2005, respectively. These net sales were generated from our Engine Management and Temperature Control Segments.

Other Adjustments consist of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS 131.

                                                       REVENUE
                                                 YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                       2007              2006             2005
                                       ----              ----             ----
                                                    (IN THOUSANDS)
United States ...............         $663,534         $688,030         $716,358
Canada ......................           53,901           48,537           46,353
Europe ......................           42,210           47,044           43,423
Other Foreign ...............           30,540           28,413           24,279
                                      --------         --------         --------
   Total ....................         $790,185         $812,024         $830,413
                                      ========         ========         ========


                                                  LONG LIVED ASSETS
                                                YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                        2007            2006            2005
                                        ----            ----            ----
                                                   (IN THOUSANDS)
United States ...............         $136,029         $144,208         $161,451
Europe ......................            8,883            4,821            4,682
Canada ......................            3,954            4,014            3,900
Other Foreign ...............              680              778              754
                                      --------         --------         --------
  Total .....................         $149,546         $153,821         $170,787
                                      ========         ========         ========

Revenues are attributed to countries based upon the location of the customer. Long lived assets are attributed to countries based upon the location of the assets.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

The estimated fair values of our financial instruments are as follows (in thousands):

                                              CARRYING AMOUNT     FAIR VALUE
                                              ---------------     ----------
DECEMBER 31, 2007
Cash and cash equivalents..................       $ 13,261        $ 13,261
Trade accounts receivable..................        204,445         204,445
Trade accounts payable.....................         64,384          64,384
Short term borrowings......................        156,756         156,756
Long-term debt.............................         98,555          94,730

DECEMBER 31, 2006
Cash and cash equivalents..................       $ 22,348         $22,348
Trade accounts receivable..................        183,664         183,664
Trade accounts payable.....................         53,783          53,783
Short term borrowings......................        139,799         139,799
Long-term debt.............................         98,521          94,584

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

20.......COMMITMENTS AND CONTINGENCIES

Total rent expense for the three years ended December 31, 2007 was as follows (in thousands):


                                               TOTAL    REAL ESTATE    OTHER
                                               -----    -----------    -----
2007........................................   $8,948     $ 5,996     $2,952
2006........................................    8,438       5,983      2,455
2005........................................    9,928       6,970      2,958

At December 31, 2007, we are obligated to make minimum rental payments through 2022, under operating leases, which are as follows (in thousands):

2008...................................................           $ 8,464
2009...................................................             7,772
2010...................................................             5,507
2011...................................................             4,511
2012...................................................             3,921
Thereafter.............................................            14,861
                                                                  -------
    Total..............................................           $45,036
                                                                  =======

At December 31, 2007, we also had lease agreements in place for the Long Island City, New York property. At such time, we expected to receive operating lease payments from lessees during the five years ending December 31, 2008 through 2012 of $0.6 million, $0.4 million, $0.2 million, $0 and $0, respectively. In connection with the sale of the Long Island City, New York property, the related rental income from these lessees was assigned to the purchaser at the closing on March 12, 2008. For information regarding the sale and leaseback of the Long Island City, New York property, see Note 22.

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2007 and 2006, we have accrued $11.3 million and $11.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2007, 2006 and 2005 were $47.2 million, $49.3 million and $50.3 million, respectively.

The following table provides the changes in our product warranties (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2007          2006
                                                         --------      --------
Balance, beginning of period .......................     $ 11,704      $ 12,701
Liabilities accrued for current year sales .........       47,191        49,259
Settlements of warranty claims .....................      (47,578)      (50,256)
                                                         --------      --------
Balance, end of period .............................     $ 11,317      $ 11,704
                                                         ========      ========

LETTERS OF CREDIT. At December 31, 2007, we had outstanding letters of credit with certain vendors aggregating approximately $0.8 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CHANGE OF CONTROL ARRANGEMENTS. We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2007, approximately 3,430 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through December 31, 2007, the amounts paid for settled claims are approximately $6.1 million. In September of 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement.

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

The most recent actuarial study was performed as of August 31, 2007. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. The change from the prior year study was a $1.7 million increase for the low end of the range and a $1.3 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements. Accordingly, an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $23.8 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $18.7 million to $32.6 million during the same period.

We plan to perform an annual actuarial evaluation during the third quarter of each year for the foreseeable future. Given the uncertainties associated with projecting such matters into the future and other factors outside our control, we can give no assurance that additional provisions will not be required. We will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional provisions may be necessary. At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ANTITRUST LITIGATION. In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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


21.    QUARTERLY FINANCIAL DATA UNIT (UNAUDITED)


2007:
QUARTER ENDED                                                       DEC. 31,     SEPT. 30,   JUNE 30,      MAR. 31,
                                                                      2007         2007        2007         2007
                                                                   ---------    ---------    ---------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ......................................................   $ 167,251    $ 206,169    $ 216,950    $ 199,815
                                                                   ---------    ---------    ---------    ---------
Gross profit ...................................................      39,069       54,642       56,689       51,875
                                                                   ---------    ---------    ---------    ---------
Earnings (loss) from continuing operations .....................      (7,943)       4,782        5,656        2,936
                                                                   ---------    ---------    ---------    ---------
Earnings (loss) from discontinued operation,
    net of taxes ...............................................        (380)      (2,148)        (279)        (349)
                                                                   ---------    ---------    ---------    ---------
Net earnings (loss) ............................................   $  (8,323)   $   2,634    $   5,377    $   2,587
                                                                   ---------    ---------    ---------    ---------

Net earnings (loss) from continuing operations per common share:
     Basic .....................................................   $   (0.43)   $    0.26    $    0.30    $    0.16
     Diluted ...................................................   $   (0.43)   $    0.26    $    0.30    $    0.16
                                                                   ---------    ---------    ---------    ---------
Net earnings (loss) per common share:
     Basic .....................................................   $   (0.45)   $    0.14    $    0.29    $    0.14
     Diluted ...................................................   $   (0.45)   $    0.14    $    0.28    $    0.14
                                                                   ---------    ---------    ---------    ---------

                STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


2006:
QUARTER ENDED                                                       DEC. 31,     SEPT. 30,   JUNE 30,      MAR. 31,
                                                                      2006         2006        2006         2006
                                                                   ---------    ---------    ---------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales .......................................................   $ 169,019    $ 203,755   $ 229,174    $ 210,076
                                                                    ---------    ---------    ---------    ---------
Gross profit ....................................................      45,952       49,332      56,706       53,231
                                                                    ---------    ---------    ---------    ---------
Earnings (loss) from continuing operations ......................      (1,473)       2,583       5,455        2,598
                                                                    ---------    ---------    ---------    ---------
Earnings (loss) from discontinued operation,
     net of taxes ...............................................        (355)       1,656        (289)        (764)
                                                                    ---------    ---------    ---------    ---------
Net earnings (loss) .............................................   $  (1,828)   $   4,239   $   5,166    $   1,834
                                                                    ---------    ---------    ---------    ---------

Net  earnings (loss) from continuing operations per common share:
     Basic ......................................................   $   (0.08)   $    0.14   $    0.30    $    0.14
     Diluted ....................................................   $   (0.08)   $    0.14   $    0.30    $    0.14
                                                                    ---------    ---------    ---------    ---------
Net earnings (loss) per common share:
     Basic ......................................................   $   (0.10)   $    0.23   $    0.28    $    0.10
     Diluted ....................................................   $   (0.10)   $    0.23   $    0.28    $    0.10
                                                                    ---------    ---------    ---------    ---------


22.    SUBSEQUENT EVENT

On March 12, 2008, we completed the sale of our Long Island City, New York property pursuant to the terms of the Purchase and Sale Agreement entered into in December 2007. The purchase price for the property was $40.6 million, and we used the proceeds to reduce debt under our revolving credit facility.

In connection with the closing, on March 12, 2008, we entered into a lease agreement to lease space at the property. The initial term of the lease is ten years and the lease contains four 5-year renewal options. During the first twelve months of the lease we will make initial annual rental payments of approximately $2.6 million. Thereafter, as we reduce our leased space to approximately 1.5 floors, our annual rent payments will decrease to approximately $1.1 million. The lease agreement provides that our rent payments will increase 3% per year for the first twenty years of the lease; provided that in years 11 and 16, the rent payment increase will be 10% and 5%, respectively.

In connection with the above transactions, we will record a gain from the sale of the property of between $18-$22 million. The remainder of the gain will be deferred and amortized to reduce rental expense during each of the ten years of the initial lease term by approximately $1 million per year.

In addition, in connection with the sale, on March 12, 2008, we defeased the mortgage loan relating to the property. The amount defeased was approximately $7.9 million. We expect to incur one-time charges of approximately $1.4 million related to defeasing the mortgage loan and the write-off of associated deferred financing costs.

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

(b) Management's Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial report as of December 31, 2007. The report is under the caption "Management's Report on Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data," which report is incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm.

Grant Thornton, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The opinion is under the caption "Report of Independent Registered Public Accounting Firm-Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data" for this attestation report, which is incorporated herein by reference.

(d) Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2007 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Sale/Leaseback of Long Island City, New York Property

On March 12, 2008, we consummated the sale of our Long Island City, New York property. We sold the property to 37-18 Northern Boulevard LLC, the successor to EX II Northern Boulevard Acquisition LLC, pursuant to the terms of that certain Purchase and Sale Agreement, dated as of December 21, 2007. The purchase price for the property was $40.6 million, and we used the net proceeds to reduce debt under our revolving credit facility.

In connection with the closing of the sale of our Long Island City, New York property, on March 12, 2008 we entered into a Lease Agreement with 37-18 Northern Boulevard LLC, as lessor. The initial term of the lease is ten years and contains four 5-year renewal options. During approximately the first twelve months of the lease term, we will make initial annual rent payments of approximately $2.6 million. Thereafter, as we reduce our leased space to approximately 1.5 floors, our annual rent payments will decrease to approximately $1.1 million. The lease agreement provides that our rent payments will increase 3% per year for the first twenty years of the lease; provided that in years 11 and 16, the rent payment increase will be 10% and 5%, respectively. The lease also provides for a build-out allowance of approximately $2.1 million, which we will use to make improvements to our leased space.
In connection with the above transactions, we will record a gain from the sale of the property of between $18-$22 million during the first quarter of 2008.
The remainder of the gain will be deferred and amortized to reduce rental expense during each of the ten years of the initial lease term by approximately $1 million per year.

The description set forth above is qualified by the Purchase and Sale Agreement and the Lease Agreement filed herewith as exhibits 10.22 and 10.23.

Defeasance of Mortgage on Long Island City, New York Property

In connection with the closing of the sale of our Long Island City, New York property, on March 12, 2008 we defeased the mortgage loan relating to the Long Island City, New York property. At closing, the outstanding amount defeased was approximately $7.9 million. We expect to incur one-time charges of approximately $1.4 million in the first quarter of 2008 related to defeasing the mortgage loan and writing off associated deferred financing costs.

                                    PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") set forth under the captions "Election of Directors," "Management Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2008 Proxy Statement set forth under captions "Corporate Governance," "Executive Compensation and Related Information" and "Compensation and Management Development Committee Report."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2008 Proxy Statement set forth under the captions "Executive Compensation and Related Information" and "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated herein by reference to the information in our 2008 Proxy Statement set forth under the captions "Corporate Governance" and "Executive Compensation and Related Information."

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2008 Proxy Statement set forth under the captions "Audit and Non-Audit Fees."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1)      The Index to Consolidated Financial Statements of the Registrant
                under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

       (2) The following financial schedule and related report for the years 2007, 2006 and 2005 is submitted herewith:

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


New York, New York
March 14, 2008

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


March 14, 2008         /s/  Lawrence I. Sills
                       ----------------------
                            Lawrence I. Sills
                            Chairman, Chief Executive Officer and Director
                            (Principal Executive Officer)

March 14, 2008         /s/ James J. Burke
                       ------------------
                            James J. Burke
                            Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

March 14, 2008                 /s/  Robert M. Gerrity
                               ----------------------
                                    Robert M. Gerrity, Director

March 14, 2008                 /s/  Pamela Forbes Lieberman
                               ----------------------------
                                    Pamela Forbes Lieberman, Director

March 14, 2008                 /s/  Arthur S. Sills
                               --------------------
                                    Arthur S. Sills, Director

March 14, 2008                 /s/  Peter J. Sills
                               -------------------
                                    Peter J. Sills, Director

March 14, 2008                 /s/  Frederick D. Sturdivant
                               ----------------------------
                                    Frederick D. Sturdivant, Director

March 14, 2008                 /s/  William H. Turner
                               ----------------------
                                    William H. Turner, Director

March 14, 2008                 /s/  Richard S. Ward
                               ----------------------------
                                    Richard S. Ward, Director

March 14, 2008                 /s/  Roger M. Widmann
                               -----------------------------
                                    Roger M. Widmann, Director

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

10.19 Amendment to the Standard Motor Products, Inc. Supplemental Compensation Plan, effective December 1, 2006 (incorporated by reference to the Company's Annual Report on Form 10 K for the year ended December 31, 2006).

10.20 Retention Bonus and Insurance Agreement, dated December 26, 2006, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company's Annual Report on Form 10 K for the year ended December 31, 2006).

10.21 Retention Bonus and Insurance Agreement dated December 26, 2006, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company's Annual Report on Form 10 K for the year ended December 31, 2006).

10.22 Purchase and Sale Agreement, dated December 21, 2007, between Standard Motors Products, Inc. and EXII Northern Boulevard Acquisition LLC.

10.23 Lease Agreement, dated March 12, 2008, between Standard Motors Products, Inc. and 37-18 Northern Boulevard LLC.

10.24 Standard Motor Products, Inc. Special Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed January 28, 2008).

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

32.1 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

Stockholders and Board of Directors
Standard Motor Products, Inc.


We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Standard Motor Products, Inc and Subsidiaries referred to in our report dated March 13, 2008, which is included in the annual report to security holders on Form 10-K. Our report on the consolidated financial statements includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 effective January 1, 2007, and the application of Statement of Financial Accounting Standards No. 123 (R) as of January 1, 2006 and No. 158 as of December 31, 2006. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ GRANT THORNTON LLP
New York, New York
March 13, 2008


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2007, 2006 and 2005

                                                                   Additions
                                       Balance at         Charged to
                                       beginning           costs and                                                Balance at
           Description                  of year            expenses           Other               Deductions       end of year
           -----------                  -------            --------           ------              ----------       -----------

Year ended December 31, 2007:
  Allowance for doubtful accounts  $      7,311,000   $         709,000 $   (1,030,000)  (1)  $        370,000  $      6,620,000
  Allowance for discounts                 2,154,000          11,463,000               --            11,273,000         2,344,000
                                     ---------------    ----------------  ---------------       --------------    ---------------
                                   $      9,465,000   $      12,172,000 $   (1,030,000)  (1)  $     11,643,000  $      8,964,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for sales returns        $     21,705,000   $      88,889,000 $             --       $     87,445,000  $     23,149,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for inventory valuation  $     35,438,000   $       6,623,000 $             --       $      5,314,000  $     36,747,000
                                     ===============    ================  ===============       ===============   ===============


Year ended December 31, 2006:
  Allowance for doubtful accounts  $      7,527,000   $         405,000 $     (382,000)  (2)  $        239,000  $      7,311,000
  Allowance for discounts                 2,047,000          11,491,000               --            11,384,000         2,154,000
                                     ---------------    ----------------  ---------------       --------------    ---------------
                                   $      9,574,000   $      11,896,000 $     (382,000)  (2)  $     11,623,000  $      9,465,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for sales returns        $     22,346,000   $      82,259,000 $      (95,000)  (2)  $     82,805,000  $     21,705,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for inventory valuation  $     39,061,000   $       6,128,000 $     (846,000)  (2)  $      8,905,000  $     35,438,000
                                     ===============    ================  ===============       ===============   ===============


Year ended December 31, 2005:
  Allowance for doubtful accounts  $      7,422,000   $         655,000 $             --       $        550,000  $      7,527,000
  Allowance for discounts                 1,932,000          11,708,000               --             11,593,000         2,047,000
                                     ---------------    ----------------  ---------------       ---------------   ---------------
                                   $      9,354,000   $      12,363,000 $             --       $     12,143,000  $      9,574,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for sales returns        $     23,127,000   $      83,872,000 $             --       $     84,653,000  $     22,346,000
                                     ===============    ================  ===============       ===============   ===============

Allowance for inventory valuation  $     39,638,000   $       5,286,000 $             --       $      5,863,000  $     39,061,000
                                     ===============    ================  ===============       ===============   ===============



(1) Reclass to non-current for receivables with extended terms.

(2) Allowances for divested companies.