Form 10-Q
period 2008-03-31
STANDARD MOTOR PRODUCTS INC
filed 2008-05-09
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large Accelerated Filer |_|             Accelerated Filer |X|
       Non-Accelerated Filer  |_|              Smaller reporting company |_|
               |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|      No |X|

As of the close of business on April 30, 2008, there were 18,644,905 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Operations (Unaudited)
           for the Three Months Ended March 31, 2008 and 2007  ............... 3

           Consolidated Balance Sheets
           as of March 31, 2008 (Unaudited) and December 31, 2007  ........... 4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended March 31, 2008 and 2007  ............... 5

           Consolidated Statement of Changes in Stockholders'
           Equity (Unaudited) for the Three Months Ended March 31, 2008  ..... 6

           Notes to Consolidated Financial Statements (Unaudited)  ........... 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations  ............................................20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk  .......29

Item 4.    Controls and Procedures  ..........................................30

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings  ................................................31

Item 6.    Exhibits  .........................................................32

Signatures ...................................................................32

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended
   (In thousands, except share and per share data)                  March 31,
                                                          ----------------------------
                                                              2008             2007
                                                          ------------    ------------
                                                                   (Unaudited)

Net sales .............................................   $    208,084    $    199,815
Cost of sales .........................................        156,860         147,940
                                                          ------------    ------------
       Gross profit ...................................         51,224          51,875
Selling, general and administrative expenses ..........         44,062          42,731
Restructuring and integration expenses ................          2,836             678
                                                          ------------    ------------
       Operating income ...............................          4,326           8,466
Other income, net .....................................         20,362             267
Interest expense ......................................          3,931           4,541
                                                          ------------    ------------
       Earnings from continuing operations before taxes         20,757           4,192
Provision for income tax ..............................          7,410           1,256
                                                          ------------    ------------
Earnings from continuing operations ...................         13,347           2,936
Loss from discontinued operation, net of income taxes .           (326)           (349)
                                                          ------------    ------------
       Net earnings ...................................   $     13,021    $      2,587
                                                          ============    ============

PER SHARE DATA:
Net earnings per common share - Basic:
     Earnings from continuing operations ..............   $       0.73    $       0.16
     Discontinued operation ...........................          (0.02)          (0.02)
                                                          ------------    ------------
Net earnings per common share - Basic .................   $       0.71    $       0.14
                                                          ============    ============

Net earnings per common share - Diluted:
     Earnings from continuing operations ..............   $       0.68    $       0.16
     Discontinued operation ...........................          (0.02)          (0.02)
                                                          ------------    ------------
Net earnings per common share - Diluted ...............   $       0.66    $       0.14
                                                          ============    ============

Average number of common shares .......................     18,307,686      18,451,695
                                                          ============    ============
Average number of common shares and dilutive
     common shares ....................................     21,141,964      18,600,884
                                                          ============    ============

             See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,   December 31,
(In thousands, except share and per share data)                                2008          2007
                                                                            ---------    ---------
                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ........................................   $  14,593    $  13,261
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $10,055 and $8,964 for 2008 and 2007, respectively     256,951      204,445
       Inventories ......................................................     250,469      252,277
       Deferred income taxes ............................................      16,218       17,003
       Assets held for sale .............................................       1,959        5,373
       Prepaid expenses and other current assets ........................      13,360       10,748
                                                                            ---------    ---------
           Total current assets .........................................     553,550      503,107

Property, plant and equipment, net ......................................      69,590       71,775
Goodwill, net ...........................................................      41,448       41,566
Other intangibles, net ..................................................      15,730       16,325
Other assets ............................................................      41,927       45,319
                                                                            ---------    ---------
           Total assets .................................................   $ 722,245    $ 678,092
                                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable ....................................................   $ 180,248    $ 156,756
       Current portion of long-term debt ................................         162        8,021
       Accounts payable .................................................      73,509       64,384
       Sundry payables and accrued expenses .............................      27,960       29,242
       Accrued customer returns .........................................      23,375       23,149
       Accrued rebates ..................................................      21,071       21,494
       Payroll and commissions ..........................................      15,697       16,987
                                                                            ---------    ---------
              Total current liabilities .................................     342,022      320,033

Long-term debt ..........................................................      90,522       90,534
Post-retirement medical benefits and other accrued liabilities ..........      66,273       56,510
Accrued asbestos liabilities ............................................      22,463       22,651
                                                                            ---------    ---------
              Total liabilities .........................................     521,280      489,728
                                                                            ---------    ---------
Commitments and contingencies
Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares ..      40,972       40,972
       Capital in excess of par value ...................................      58,755       59,220
       Retained earnings ................................................     117,520      106,147
       Accumulated other comprehensive income ...........................       4,968        5,546
       Treasury stock - at cost 1,977,760 and 2,189,079 shares in
              2008 and 2007, respectively ...............................     (21,250)     (23,521)
                                                                            ---------    ---------
                  Total stockholders' equity ............................     200,965      188,364
                                                                            ---------    ---------
                  Total liabilities and stockholders' equity ............   $ 722,245    $ 678,092
                                                                            =========    =========

                           See accompanying notes to consolidated financial statements.


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                                       Three Months Ended
                                                                                          March 31,
                                                                                    --------------------
                                                                                      2008        2007
                                                                                    --------    --------
                                                                                        (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..................................................................   $ 13,021    $  2,587
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization ...............................................      3,412       3,780
    (Decrease) increase in allowance for doubtful accounts ......................        510         (37)
    Increase in inventory reserves ..............................................      1,247       1,128
    Gain on sale of building ....................................................    (21,082)       --
    Loss on disposal of property, plant and equipment ...........................         44          99
    Loss from extinguishment of debt ............................................      1,444        --
    Equity income from joint ventures ...........................................       (210)       (173)
    Employee stock ownership plan allocation ....................................        398         467
    Stock-based compensation ....................................................        211         148
    Decrease in deferred income taxes ...........................................      4,390         458
    Loss from discontinued operation, net of income tax .........................        326         349
  Change in assets and liabilities:
    Increase in accounts receivable .............................................    (53,016)    (44,000)
    Decrease (increase) in inventories ..........................................        562      (9,579)
    Increase in prepaid expenses and other current assets .......................     (1,776)     (2,708)
    Decrease in other assets ....................................................        137         342
    Increase in accounts payable ................................................      7,050      17,184
    Decrease in sundry payables and accrued expenses ............................     (2,834)     (7,768)
    Decrease in other liabilities ...............................................     (1,211)       (119)
                                                                                    --------    --------
        Net cash used in operating activities ...................................    (47,377)    (37,842)
                                                                                    --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment .......................          9           6
  Net cash received from the sale of building ...................................     37,341        --
  Capital expenditures ..........................................................     (2,850)     (2,482)
                                                                                    --------    --------
        Net cash provided by (used in) investing activities .....................     34,500      (2,476)
                                                                                    --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line-of-credit agreements ................................     22,410      33,569
  Defeasance of mortgage loan ...................................................     (7,755)       --
  Net borrowing (repayment) of long-term debt ...................................       (104)       (235)
  Increase in overdraft balances ................................................      2,076       2,481
  Proceeds from exercise of employee stock options ..............................       --         1,782
  Excess tax benefits related to the exercise of employee stock options .........       --           207
  Dividends paid ................................................................     (1,648)     (1,658)
                                                                                    --------    --------
        Net cash provided by financing activities ...............................     14,979      36,146
                                                                                    --------    --------
 Effect of exchange rate changes on cash ........................................       (770)        142
                                                                                    --------    --------
 Net increase (decrease) in cash and cash equivalents ...........................      1,332      (4,030)
 CASH AND CASH EQUIVALENTS at beginning of the period ...........................     13,261      22,348
                                                                                    --------    --------
 CASH AND CASH EQUIVALENTS at end of the period .................................   $ 14,593    $ 18,318
                                                                                    ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest ......................................................................   $  5,486    $  5,976
                                                                                    ========    ========
  Income taxes ..................................................................   $    954    $  1,125
                                                                                    ========    ========

                         See accompanying notes to consolidated financial statements.



                                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         THREE MONTHS ENDED MARCH 31, 2008
                                                      (Unaudited)

                                                                        ACCUMULATED
                                                CAPITAL IN                 OTHER
                                     COMMON      EXCESS OF    RETAINED COMPREHENSIVE  TREASURY
(In thousands)                       STOCK       PAR VALUE    EARNINGS     INCOME       STOCK       TOTAL
                                   ---------    ---------    ---------   ---------   ---------    ---------
Balance at December 31, 2007 ...   $  40,972    $  59,220    $ 106,147   $   5,546   $ (23,521)   $ 188,364
Comprehensive income:
    Net earnings ...............                                13,021                               13,021
    Foreign currency translation
      adjustment ...............                                              (560)                    (560)
    Minimum pension liability
      adjustment ...............                                               (18)                     (18)
                                                                                                  ---------
    Total comprehensive income .                                                                     12,443
Cash dividends paid ............                                (1,648)                              (1,648)
Stock-based compensation .......                       83                                  127          210
Employee Stock Ownership Plan ..                     (548)                               2,144        1,596
                                   ---------    ---------    ---------   ---------   ---------    ---------
Balance at March 31, 2008 ......   $  40,972    $  58,755    $ 117,520   $   4,968   $ (21,250)   $ 200,965
                                   =========    =========    =========   =========   =========    =========



                           See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION:

Standard Motor Products, Inc. (referred to hereinafter in these notes to consolidated financial statements as the "Company," "we," "us," or "our") is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method. All significant inter-company items have been eliminated.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other post-retirement benefits, asbestos and litigation matters, deferred tax asset valuation allowance and sales return allowances.

The impact and any associated risks related to significant accounting policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008. As of January 1, 2008, we adopted SFAS 157. The adoption of SFAS 157 did not impact our consolidated financial statements in any material respect.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of FSP FAS 157-b will have on our consolidated financial position, results of operations and cash flows.

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), including an amendment of FASB Statement No. 115. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of January 1, 2008. The adoption of SFAS 159 did not impact our consolidated financial statements in any material respect.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. SFAS 141R will have a significant impact on the manner in which we account for future acquisitions beginning in the fiscal year 2009.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 161 will have on our financial statement disclosures.

NOTE 3.  RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we established restructuring accruals relating to the consolidation of DEM into our existing operations. Of the original provision, we have a restructuring accrual of $0.8 million remaining as of March 31, 2008. The restructuring accrual relates to work force reductions, employee termination benefits and contract termination costs.

INTEGRATION EXPENSES

Integration expenses relate primarily to the cost of moving and closing our Puerto Rico production operations, the integration of operations in Mexico, the closure of our Fort Worth, Texas and Long Island City, New York production facilities, and the cost of consolidating our European production operations.

During the first quarter of 2008, we incurred integration expenses of $2.8 million, relating primarily to workforce reductions of $2.5 million at our Long Island City, New York and Puerto Rico production facilities and other exit costs of $0.3 million. Other exit costs consist primarily of lease and contract termination costs and the cost of upkeep at vacated facilities. Cash payments made during the first quarter of 2008 were $2 million. As of March 31, 2008, the exit activity liability of $8.9 million consisted of $6.6 million of costs related to workforce reductions and $2.3 million of other exit costs.

Selected information relating to integration activities is as follows (in thousands):

                                                 Workforce   Other Exit
                                                 Reduction     Costs      Total
                                                 ---------     -----      -----
Exit activity liability at December 31, 2007 ..   $ 5,591    $ 2,507    $ 8,098
Amounts provided for during 2008 ..............     2,473        363      2,836
Cash payments during 2008 .....................    (1,470)      (531)    (2,001)
                                                  -------    -------    -------
Exit activity liability at March 31, 2008 .....   $ 6,594    $ 2,339    $ 8,933
                                                  =======    =======    =======

As of March 31, 2008, in accordance with the requirements of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), we have reported $2 million as assets held for sale on our consolidated balance sheet related to the net book value of two buildings reported in our European Segment. Following plant closures resulting from integration activities, these buildings have been vacant and therefore a decision to solicit bids has been made. We anticipate that a negotiated sale to a third-party may occur by year-end and any resulting gain will be recorded in other income as appropriate.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4.  SALE OF LONG ISLAND CITY, NEW YORK PROPERTY

In March 2008, we completed the sale of the Long Island City, New York property and entered into a Lease Agreement with the purchaser whereby we would lease space at the property. The purchase price for the property was $40.6 million with the proceeds used to reduce debt. The initial term of the lease is ten years and contains four 5-year renewal options. During the first twelve months of the lease term, we will make initial annual rent payments of approximately $2.6 million. Thereafter, we expect to reduce our leased space to 1.5 floors, and the annual rent payments will decrease to approximately $1.1 million. The lease agreement provides that our rent payments will increase 3% per year for the first twenty years of the lease; provided that in years 11 and 16, the rent payment increase will be 10% and 5%, respectively.

The sale has been recorded as a sale and leaseback transaction. As our retention rights to the property will be more than minor but less than substantially all, a portion of the gain has been deferred. The total gain from the sale of the property was $31.6 million, of which $21.1 million was recognized upon closing with the balance of the gain deferred to be recognized over the initial term of the lease of ten years. In connection with the closing, we have defeased the existing mortgage loan on the property of $7.8 million which resulted in a loss on the extinguishment of debt of $1.4 million, consisting of fees and expenses of $1 million and the write-off of deferred finance costs of $0.4 million. The gain on the sale of the property and the loss on extinguishment of debt are included in other income, net in the consolidated statement of operations.

NOTE 5.  INVENTORIES

Inventories consist of (in thousands):

                                                       March 31,    December 31,
                                                         2008          2007
                                                       --------      --------

Finished goods, net ..........................         $179,218      $182,914
Work in process, net .........................            8,139         5,850
Raw materials, net ...........................           63,112        63,513
                                                       --------      --------
    Total inventories, net ...................         $250,469      $252,277
                                                       ========      ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 6. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):

                                                       March 31,    December 31,
                                                         2008          2007
                                                       ---------     ---------
CURRENT
Revolving credit facilities (1) ..................     $ 180,248    $ 156,756
Current portion of mortgage loan (2) .............          --          7,891
Other ............................................           162          130
                                                       ---------    ---------
                                                         180,410      164,777
                                                       ---------    ---------
LONG-TERM DEBT
6.75% convertible subordinated debentures ........        90,000       90,000
Mortgage loan (2) ................................          --          7,891
Other ............................................           684          664
Less: current portion of long-term debt ..........          (162)      (8,021)
                                                       ---------    ---------
                                                          90,522       90,534
                                                       ---------    ---------

    Total debt ...................................     $ 270,932    $ 255,311
                                                       =========    =========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

(2) The mortgage loan was secured by the Long Island City, New York property. In March 2008 in connection with the sale of the property, we defeased the mortgage loan.

We had deferred financing costs of $2.7 million as of December 31, 2007. These costs related to our revolving credit facility, the convertible subordinated debentures and the mortgage loan agreement. In March 2008 in connection with the sale of the Long Island City, New York property, we defeased the mortgage loan and deferred financing costs of $0.4 million were written off. Deferred financing costs of $2.2 million as of March 31, 2008 are being amortized in the amount of $0.6 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.6 million for the period 2011-2018.

REVOLVING CREDIT FACILITY

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option, and the interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $93 million available for us to borrow pursuant to the formula at March 31, 2008, of which $15 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At March 31, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 4.1% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $171.5 million and $148.7 million at March 31, 2008 and December 31, 2007, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


At any time that our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety (90) days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, $15 million of our borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has revolving credit facilities which, at March 31, 2008, provide for a line of credit up to $10.7 million. The amount of short-term bank borrowings outstanding under these facilities was $8.8 million on March 31, 2008 and $8 million on December 31, 2007. The weighted average interest rate on these borrowings on March 31, 2008 was 6.2% and December 31, 2007 was 6.7%.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



MORTGAGE LOAN AGREEMENT

In June 2003, we borrowed $10 million under a mortgage loan agreement. In connection with the sale of the Long Island City, New York property in March 2008, we defeased the mortgage loan. We incurred fees and expenses in the defeasance of approximately $1 million, and deferred finance costs capitalized of $0.4 million were written off upon the defeasance.

NOTE 7.  COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------

                                                          2008           2007
                                                        --------       --------
Net earnings as reported .........................      $ 13,021       $  2,587
Foreign currency translation adjustment ..........          (560)           149
Minimum pension liability adjustment .............           (18)            (1)
                                                        --------       --------
Total comprehensive income .......................      $ 12,443       $  2,735
                                                        ========       ========

NOTE 8.  STOCK-BASED COMPENSATION PLANS

We account for our five stock-based compensation plans in accordance with the provisions of FASB Statement No. 123R, "Share-Based Payment" ("FAS 123R"), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

STOCK OPTION GRANTS

There were no stock options granted in the three months ended March 31, 2008 and 2007. We have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. Our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants. The expense for the three months ended March 31, 2008 and 2007 reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

Stock option-based compensation expense was immaterial for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we have no unrecognized compensation cost related to stock options and non-vested stock options.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2008:



                                                                           Weighted
                                                                 Weighted   Average
                                                                 Average   Remaining
                                                                Exercise  Contractual
                                                  Shares          Price   Term (years)
                                                  ------------------------------------
Outstanding at January 1, 2008 ............       607,620       $   13.34      4.8
Exercised .................................          --           --         --
Forfeited .................................          --           --         --
--------------------------------------------------------------------------------------
Outstanding at March 31, 2008 .............       607,620       $   13.34      4.6
--------------------------------------------------------------------------------------
Options exercisable at
  March 31, 2008 ..........................       607,620       $   13.34      4.6
--------------------------------------------------------------------------------------


At March 31, 2008, the aggregated intrinsic value of outstanding and exercisable stock options was essentially zero. All outstanding stock options as of March 31, 2008 are exercisable.

RESTRICTED AND PERFORMANCE STOCK GRANTS

For the three months ended March 31, 2008, no restricted and performance-based shares were granted. We recorded compensation expense related to restricted shares and performance-based shares of $121,340 ($78,020 net of tax) and $62,600 ($39,000 net of tax) for the three months ended March 31, 2008 and 2007, respectively. The unamortized compensation expense related to our restricted and performance-based shares were $652,470 at March 31, 2008 and are expected to be recognized as they vest over a weighted average period of 1.9 and 0.2 years for employees and directors, respectively.

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2008:

                                                                    Weighted
                                                                 Average Grant
                                                                Date Fair Value
                                                    Shares        Per Share
                                                   --------        --------

Balance at January 1, 2008 ...................     193,200        $   7.25
   Granted ...................................        --              --
   Vested ....................................      (1,000)       $   6.95
   Forfeited .................................        (350)       $   6.95
                                                  --------        --------
Balance at March 31, 2008 ....................     191,850        $   7.31
                                                  ========        ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 9.  EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):


                                                                            Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                            2008        2007
                                                                          --------    --------
BASIC NET EARNINGS PER COMMON SHARE:
Earnings from continuing operations ...................................   $ 13,347    $  2,936
Loss from discontinued operation ......................................       (326)       (349)
                                                                          --------    --------
Net earnings available to common
    stockholders ......................................................   $ 13,021    $  2,587
                                                                          ========    ========

     Weighted average common shares outstanding .......................     18,308      18,452

Net earnings from continuing operations per common share ..............   $   0.73    $   0.16
Income from discontinued operations per common share ..................      (0.02)      (0.02)
                                                                          --------    --------
Basic Net Earnings per common share ...................................   $   0.71    $   0.14
                                                                          ========    ========


DILUTED NET EARNINGS PER COMMON SHARE:

Earnings from continuing operations ...................................   $ 13,347    $  2,936
Interest income on debenture conversions (increase is net of income tax
    expense of $0.6 million) ..........................................        911        --
                                                                          --------    --------
Earnings from continuing operations plus assumed conversions ..........     14,258       2,936
Loss from discontinued operation ......................................       (326)       (349)
                                                                          --------    --------
Net earnings available to common stockholders plus assumed conversions    $ 13,932    $  2,587
                                                                          ========    ========

     Weighted average common shares outstanding - Basic ...............     18,308      18,452
PLUS INCREMENTAL SHARES FROM ASSUMED CONVERSIONS:
     Dilutive effect of restricted stock ..............................         38          66
     Dilutive effect of stock options .................................       --            83
     Dilutive effect of convertible debentures ........................      2,796        --
                                                                          --------    --------
     Weighted average common shares outstanding - Diluted .............     21,142      18,601
                                                                          ========    ========


Net earnings from continuing operations per common share ..............   $   0.68    $   0.16
Income from discontinued operations per common share ..................      (0.02)      (0.02)
                                                                          --------    --------
Diluted Net Earnings per common share .................................   $   0.66    $   0.14
                                                                          ========    ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented (in thousands).

                                                              Three Months Ended
                                                                  March 31,
                                                              2008        2007
                                                              ----        ----

   Stock options.......................................        608          46
   Convertible debentures..............................         --       2,796

NOTE 10.  EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2008, we contributed to the trust an additional 137,023 shares from our treasury and released 199,471 shares from the trust leaving 529 shares remaining in the trust as of March 31, 2008.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2008 and 2007, contributions of $113,500 and $83,000 were made related to calendar years 2007 and 2006, respectively.

In October 2001, we adopted a second unfunded SERP. The SERP is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. We use a January 1 measurement date for this plan.

Our UK pension plan is comprised of a defined benefit plan and a defined contribution plan. The defined contribution benefit plan is closed to new entrants and existing active members ceased accruing any further benefits.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations will be transferred to other facilities. As part of the agreement, effective January 5, 2008, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility. As a result, we incurred a withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance and is payable in a lump sum or over a period which is not to exceed 20 years. In December 2007, we recorded a charge of $3.3 million, which is our best estimate of the withdrawal liability based upon information received from a third party actuary.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




The components of net periodic benefit cost for the three months ended March 31 of our North America and UK defined benefit plans and post retirement benefit plans are as follows (in thousands):

                                                   Pension        Postretirement
                                                   Benefits          Benefits
                                                -------------    ---------------
                                                 2008    2007     2008    2007
                                                -----   -----    -----    -----
Service cost ................................   $ 107   $  98    $ 212    $ 203
Interest cost ...............................     134     114      584      541
Amortization of prior service cost (credit) .      28      28     (713)    (713)
Amortization of unrecognized loss ...........    --      --          1        1
Actuarial net (gain) loss ...................       5     (28)     292      288
                                                -----   -----    -----    -----
Net periodic benefit cost ...................   $ 274   $ 212    $ 376    $ 320
                                                =====   =====    =====    =====


NOTE 11.  INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):

                                          Three Months Ended March 31,
                             ---------------------------------------------------
                                       2008                       2007
                             -----------------------    ------------------------
                                           Operating                  Operating
                                             INCOME                     INCOME
                              NET SALES      (LOSS)      NET SALES      (LOSS)
                              --------     --------      --------     --------

Engine Management ........     $143,362     $  9,190      $137,430     $ 11,097
Temperature Control ......       49,573         (804)       50,526        1,959
Europe ...................       11,244          496        10,493          785
All Other ................        3,905       (4,556)        1,366       (5,375)
                               --------     --------      --------     --------
Consolidated .............     $208,084     $  4,326      $199,815     $  8,466
                               ========     ========      ========     ========

NOTE 12.  COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At March 31, 2008, approximately 3,480 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2008, the amounts paid for settled claims are approximately $6.3 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement.

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

The most recent actuarial study was performed as of August 31, 2007. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. The change from the prior year study was a $1.7 million increase for the low end of the range and a $1.3 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements. Accordingly, an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual in September 2007 increasing the reserve to approximately $23.8 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $18.7 million to $32.6 million during the same period.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2008 and 2007, we have accrued $11.1 million and $11.9 million, respectively, for

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.


The following table provides the changes in our product warranties (in thousands):

                                                         ----------------------
                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2008          2007
                                                         --------      --------

Balance, beginning of period .......................     $ 11,317      $ 11,704
Liabilities accrued for current year sales .........       10,542        12,538
Settlements of warranty claims .....................      (10,718)      (12,338)
                                                         --------      --------
Balance, end of period .............................     $ 11,141      $ 11,904
                                                         ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS AND ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, ECONOMIC AND MARKET CONDITIONS; THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; CHANGES IN THE PRODUCT MIX AND DISTRIBUTION CHANNEL MIX; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; PRODUCT AND ENVIRONMENTAL LIABILITY MATTERS (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ASBESTOS-RELATED CONTINGENT LIABILITIES OR ENVIRONMENTAL REMEDIATION LIABILITIES); AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER RISK FACTORS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SEC. FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF FUTURE PERFORMANCE. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS REPORT.

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

INTERIM RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2007

SALES. Consolidated net sales for the three months ended March 31, 2008 were $208.1 million, an increase of $8.3 million, or 4.1%, compared to $199.8 million in the same period of 2007. The increase in consolidated net sales resulted primarily from growth in Engine Management net sales which increased $5.9 million or 4.3% and an increase of $2.5 million in our Other Operating Segment, partially offset by a decrease in net sales of $1 million or 1.9% in our Temperature Control Segment. The Engine Management sales growth was primarily due to a sales volume increase in the original equipment service ("OES") market channel. Our Other Operating Segment benefited from increased volumes in our Canadian business and from a favorable change in foreign currency exchange rates as compared to the first quarter of 2007. The decline in Temperature Control net sales is the result of further price reductions initiated in 2008 to compete against low cost Chinese new compressor imports.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 24.6% in the first quarter of 2008 compared to 26% in the first quarter of 2007. The decrease resulted primarily from decreases in Engine Management margins of 0.9 percentage points and Temperature Control margins of
5.6 percentage points, partially offset by an increase of 1.8 percentage points in our Europe Segment. Europe's increase was due to continued improvements in procurement and manufacturing. The decrease in the Engine Management margin of
0.9 percentage points was primarily due to an increase in OES market channel mix with lower margins and due to unabsorbed fixed costs in our Puerto Rico and Long Island City, New York manufacturing plants that are winding down. Temperature Control's 5.6 percentage point decrease resulted primarily from further price reductions initiated in 2008 to compete against low cost Chinese new compressor imports.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased by $1.4 million to $44.1 million in the first quarter of 2008, as compared to $42.7 million in the first quarter of 2007. As a percentage of net sales, SG&A expenses decreased to 21.2% in the first quarter of 2008 as compared to 21.4% in the comparable period in 2007.

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring and integration expenses increased to $2.8 million in the first quarter of 2008, compared to $0.7 million in the first quarter of 2007. The 2008 expenses related primarily to charges incurred for severance and related costs in connection with the shutdown of our Long Island City, New York manufacturing operations. Restructuring and integration expense for the first quarter of 2007 related primarily to charges in connection with the closure of our Puerto Rico production operations.

OPERATING INCOME. Operating income was $4.3 million in the first quarter of 2008, compared to $8.5 million in the first quarter of 2007. The decrease of $4.2 million was due primarily to lower gross margins as a percentage of sales, and higher SG&A and restructuring and integration expenses which more than offset the increase in consolidated net sales.

OTHER INCOME, NET. Other income, net increased to $20.4 million in the first quarter 2008 compared to $0.3 million in the same period of 2007. During 2008, we completed the sale of our Long Island City, New York property for a purchase price of $40.6 million resulting in recognized gain in the first quarter of 2008 of $21.1 million, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property.

INTEREST EXPENSE. Interest expense decreased by $0.6 million in the first quarter 2008 compared to the same period in 2007 mainly due to lower borrowing costs during the period.

INCOME TAX PROVISION. The income tax provision was $7.4 million in the first quarter of 2008 compared to $1.3 million for the same period in 2007. The increase was due to higher earnings and a higher effective tax rate for the first quarter of 2008, which is 35.7% in 2008 compared to 30% in the first quarter of 2007. The 2008 rate is higher due to the tax impact from the gain on the sale of the Long Island City, New York property as that gain was the primary factor for the increase of pre-tax income, while the 2007 rate was reduced by a benefit from discreet items.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million as a loss from discontinued operation for the first quarter of 2008 and 2007. As discussed more fully in Note 12 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first three months of 2008, cash used in operations amounted to $47.4 million compared to cash used in operations of $37.8 million in the same period of 2007. The year-over- year increase in cash used in operations is primarily the result of an increase in operating working capital. Due to the seasonality in our business, operating working capital tends to build in the first quarter and peak near the end of the second quarter, as working capital in our Temperature Control business increases in anticipation of the summer air conditioning season.

INVESTING ACTIVITIES. Cash provided by investing activities was $34.5 million in the first three months of 2008 compared to cash used in investing activities of $2.5 million in the first three months of 2007. Cash provided by investing activities in the first three months of 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property. Capital expenditures in the first three months of 2008 were $2.9 million compared to $2.5 million in the comparable period last year.

FINANCING ACTIVITIES. Cash provided by financing activities was $15 million in the first three months of 2008, compared to cash provided by financing activities of $36.1 million in the same period of 2007. The decrease is primarily due to the reduction in borrowings under our line of credit reflecting the impact of the net cash proceeds received from the sale of the Long Island City, New York property. Net cash proceeds from the sale of the building were used to defease the remaining $7.8 million mortgage loan on the property and to repay debt.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $93 million available for us to borrow pursuant to the formula at March 31, 2008, of which $15 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At March 31, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 4.1% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $171.5 million and $148.7 million at March 31, 2008 and December 31, 2007, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of 90 days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, $15 million of our borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Our European subsidiary has revolving credit facilities which, at March 31, 2008, provide for a line of credit up to $10.7 million. The amount of short-term bank borrowings outstanding under these facilities was $8.8 million on March 31, 2008 and $8 million on December 31, 2007. The weighted average interest rate on these borrowings on March 31, 2008 was 6.2% and December 31, 2007 was 6.7%.

In June 2003, we borrowed $10 million under a mortgage loan agreement. In connection with the sale of the Long Island City, New York property in March 2008, we defeased the mortgage loan.

In July 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures carry an interest rate of 6.75%, payable semi-annually. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable. We intend to fund any such purchases from available cash and cash flows. Any such repurchases may be suspended or discontinued at any time.

In order to reduce our accounts receivable balances and improve our cash flow, we are currently considering the impacts of entering into agreements to sell undivided interests in certain of our receivables to financial institutions. These agreements will result in a finance charge which will be reported in SG&A expense in our consolidated statement of operations.

Our profitability and working capital requirements are seasonal due to the sales mix of Temperature Control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. We anticipate that our present sources of funds will continue to be adequate to meet our financing needs over the next twelve months.

The following is an updated summary of our contractual commitments as of December 31, 2007 to reflect the defesance of our mortgage loan and new lease agreement relating to our Long Island City, New York facility:


                                ----------------------------------------------------
(IN THOUSANDS)                    2008       2009       2010       2011       2012    2013-2022    TOTAL
----------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt (1) ......   $    130   $ 90,149   $    126   $    119   $    119   $     21   $ 90,664
Operating leases (1) ........     10,272      9,392      6,770      5,731      5,178     21,977     59,320
Post retirement benefits ....      5,764      1,021      1,059      1,076      1,110     11,253     21,283
Severance payments related
 to restructuring and
 integration ................      2,219        739        311        311        280      1,975      5,835
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments..   $ 18,385   $101,301   $  8,266   $  7,237   $  6,687   $ 35,226   $177,102
                                ========   ========   ========   ========   ========   ========   ========


(1) In March 2008, in connection with the closing of the sale of our Long Island City, New York property the remaining balance of the $7.8 million mortgage loan was defeased and we entered into a lease agreement with the purchaser whereby we would lease space at the property. The initial term of the lease is ten years and contains four 5-year renewal options. During approximately the first twelve months of the lease term, we will make initial annual rent payments of approximately $2.6 million. Thereafter, we expect to reduce our leased space to 1.5 floors, and the annual rent payments will decrease to approximately $1.1 million. Refer to Note 4 in the notes to our consolidated financial statements for further details.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurances that actual results will not differ from those estimates.

REVENUE RECOGNITION - Revenue is recognized when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. For some of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities. Such deposit is not recognized as revenue but rather carried as a core liability. The liability is extinguished when a core is actually returned to us. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends. As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

INVENTORY VALUATION - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the reporting unit level and are based upon the inventory at that location taken as a whole. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2008, the allowance for sales returns was $23.4 million. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2008, the allowance for doubtful accounts and for discounts was $10.1 million.

NEW CUSTOMER ACQUISITION COSTS - New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a new customer to switch from a competitor's brand. In addition, change-over costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

ACCOUNTING FOR INCOME TAXES - As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that it is more likely than not that the deferred tax assets will not be recovered, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or recovery, respectively, within the tax provision in the statement of operations.

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2008, we had a valuation allowance of $26.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL - We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill, we test for impairment at least annually in the fourth quarter of each year as part of our annual budgeting process. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS - Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions." The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. Under SFAS Staff Position No.106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare

Prescription Drug, Improvement and Modernization Act of 2003," we have concluded that our post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly we recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation pursuant to the requirements of SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions."

ENVIRONMENTAL RESERVES - We are subject to various U.S. federal and state and local environmental laws and regulations and are involved in certain environmental remediation efforts. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors including the assessments of environmental engineers and consultants who provide estimates of potential liabilities and remediation costs.

As of March 31, 2008, our aggregate environmental related accruals of $2.4 million relates primarily to the Long Island City, New York property. Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. We did not incur any environmental remediation spending for the quarter ended March 31, 2008.

ASBESTOS RESERVE - We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2007 estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. As a result, in September 2007 an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $23.8 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements. In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $18.7 million to $32.6 million during the same period. We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.

OTHER LOSS RESERVES - We have other loss exposures, such as environmental claims, product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment of risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008. As of January 1, 2008, we adopted SFAS 157. The adoption of SFAS 157 did not impact our consolidated financial statements in any material respect.

In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. We are assessing the impact, if any, which the adoption of FSP FAS 157-b will have on our consolidated financial position, results of operations and cash flows.

FAIR VALUE OPTIONS FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), including an amendment of FASB Statement No. 115. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is effective for us as of January 1, 2008. The adoption of SFAS 159 did not impact our consolidated financial statements in any material respect.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. SFAS 141R will have a significant impact on the manner in which we account for future acquisitions beginning in the fiscal year 2009.

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us is the fiscal year beginning January 1, 2009. We are assessing the impact, if any, which the adoption of SFAS 161 will have on our financial statement disclosures.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro and the Hong Kong dollar. As of March 31, 2008 and December 31, 2007, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 66.8% at March 31, 2008 and 61.7% at December 31, 2007.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended March 31, 2008, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At March 31, 2008, approximately 3,480 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2008, the amounts paid for settled claims are approximately $6.3 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement.

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


                                                 STANDARD MOTOR PRODUCTS, INC.
                                                         (Registrant)




Date: May 9, 2008                                    /S/ JAMES J. BURKE
                                                     ------------------
                                                     James J. Burke
                                                     Vice President Finance,
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

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