Form 10-Q
period 2008-06-30
STANDARD MOTOR PRODUCTS INC
filed 2008-08-06
CIK 93389

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|                     Accelerated Filer           |X|
Non-Accelerated Filer   |_|                     Smaller reporting company   |_|
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).              Yes |_|      No |X|

As of the close of business on July 31, 2008, there were 18,694,123 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2008 and 2007... 3

           Consolidated Balance Sheets
           as of June 30, 2008 (Unaudited) and December 31, 2007.............. 4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months Ended June 30, 2008 and 2007.................... 5

           Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
           for the Three Months and Six Months Ended June 30, 2008............ 6

           Notes to Consolidated Financial Statements (Unaudited)............. 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........32

Item 4.    Controls and Procedures............................................33

                                            PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................34

Item 4.    Submission of Matters to a Vote of Security Holders................35

Item 6.    Exhibits...........................................................36

Signatures....................................................................36

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                      STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended              Six Months Ended
(In thousands, except share and per share data)                     June 30,                        June 30,
                                                         ----------------------------    ----------------------------
                                                             2008             2007            2008            2007
                                                             ----             ----            ----            ----
                                                                  (Unaudited)                    (Unaudited)

Net sales ............................................   $    215,343    $    216,950    $    423,427    $    416,765
Cost of sales ........................................        166,714         160,261         323,574         308,201
                                                         ----------------------------    ----------------------------
  Gross profit .......................................         48,629          56,689          99,853         108,564
Selling, general and administrative expenses .........         42,724          43,324          86,786          86,055
Restructuring and integration expenses ...............          1,376             559           4,212           1,237
                                                         ----------------------------    ----------------------------
  Operating income ...................................          4,529          12,806           8,855          21,272
Other income, net ....................................             10             779          20,372           1,046
Interest expense .....................................          3,388           4,795           7,319           9,336
                                                         ----------------------------    ----------------------------
  Earnings from continuing operations before taxes ...          1,151           8,790          21,908          12,982
Provision for income tax .............................          1,923           3,134           9,333           4,390
                                                         ----------------------------    ----------------------------
  Earnings (loss) from continuing operations .........           (772)          5,656          12,575           8,592
Loss from discontinued operations, net of income taxes           (323)           (279)           (649)           (628)
                                                         ----------------------------    ----------------------------
  Net earnings (loss) ................................   $     (1,095)   $      5,377    $     11,926    $      7,964
                                                         ============================    =============================

Per share data:
Net earnings (loss) per common share - Basic:
  Earnings (loss) from continuing operations .........   $      (0.04)   $       0.30    $       0.69    $       0.46
  Discontinued operation .............................          (0.02)          (0.01)          (0.04)          (0.03)
                                                         ----------------------------    ----------------------------
Net earnings (loss) per common share - Basic .........   $      (0.06)   $       0.29    $       0.65    $       0.43
                                                         ============================    =============================

Net earnings (loss) per common share - Diluted:
  Earnings (loss) from continuing operations .........   $      (0.04)   $       0.30    $       0.68    $       0.46
  Discontinued operation .............................          (0.02)          (0.02)          (0.03)          (0.04)
                                                         ----------------------------    ----------------------------
Net earnings (loss) per common share - Diluted .......   $      (0.06)   $       0.28    $       0.65    $       0.42
                                                         ============================    =============================

Average number of common shares ......................     18,332,273      18,781,388      18,319,979      18,617,453
                                                         ============================    =============================
Average number of common shares and dilutive
  common shares ......................................     18,384,840      18,940,962      21,157,672      18,774,430
                                                         ============================    =============================

                                     See accompanying notes to consolidated financial statements.

                            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                                                June 30,    December 31,
   (In thousands, except share and per share data)                                2008         2007
                                                                                ---------    ---------
                                                                                     (Unaudited)
                                                         ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ............................................   $  12,318    $  13,261
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $10,555 and $8,964 for 2008 and 2007, respectively ...     279,869      204,445
       Inventories ..........................................................     244,252      252,277
       Deferred income taxes ................................................      13,897       17,003
       Assets held for sale .................................................       1,930        5,373
       Prepaid expenses and other current assets ............................       9,591       10,748
                                                                                ---------    ---------
           Total current assets .............................................     561,857      503,107

Property, plant and equipment, net ..........................................      68,766       71,775
Goodwill, net ...............................................................      41,403       41,566
Other intangibles, net ......................................................      15,168       16,325
Other assets ................................................................      30,650       45,319
                                                                                ---------    ---------
           Total assets .....................................................   $ 717,844    $ 678,092
                                                                                =========    =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable ........................................................   $ 183,330    $ 156,756
       Current portion of long-term debt ....................................         119        8,021
       Accounts payable .....................................................      71,604       64,384
       Sundry payables and accrued expenses .................................      27,645       29,242
       Accrued customer returns .............................................      27,396       23,149
       Accrued rebates ......................................................      23,718       21,494
       Payroll and commissions ..............................................      16,534       16,987
                                                                                ---------    ---------
              Total current liabilities .....................................     350,346      320,033

Long-term debt ..............................................................      90,425       90,534
Post-retirement medical benefits and other accrued liabilities ..............      42,346       56,510
Accrued asbestos liabilities ................................................      22,434       22,651
                                                                                ---------    ---------
              Total liabilities .............................................     505,551      489,728
                                                                                ---------    ---------
Commitments and contingencies
Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares ......      40,972       40,972
       Capital in excess of par value .......................................      58,684       59,220
       Retained earnings ....................................................     114,760      106,147
       Accumulated other comprehensive income ...............................      18,609        5,546
       Treasury stock - at cost 1,929,541 and 2,189,079 shares in
              2008 and 2007, respectively
                                                                                  (20,732)     (23,521)
                                                                                ---------    ---------
                  Total stockholders' equity ................................     212,293      188,364
                                                                                ---------    ---------
                  Total liabilities and stockholders' equity ................   $ 717,844    $ 678,092
                                                                                =========    =========

                           See accompanying notes to consolidated financial statements.


                              STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
   (In thousands)                                                                     Six Months Ended
                                                                                            June 30,
                                                                                    --------------------
                                                                                      2008        2007
                                                                                    --------    --------
                                                                                         (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..................................................................   $ 11,926    $  7,964
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization ...............................................      6,958       7,472
    Increase in allowance for doubtful accounts .................................        407         209
    Increase in inventory reserves ..............................................      1,379       2,229
    Gain on sale of building ....................................................    (21,321)       --
    Loss on disposal of property, plant and equipment ...........................        112          84
    Loss from extinguishment of debt ............................................      1,444        --
    Equity (income) loss  from joint ventures                                            128         (58)
    Loss on impairment of assets ................................................        355        --
    Employee stock ownership plan allocation ....................................        799         934
    Stock-based compensation ....................................................        658         336
    Decrease in deferred income taxes ...........................................     15,334       1,969
    Loss from discontinued operation, net of income tax .........................        649         628
  Change in assets and liabilities:
    Increase in accounts receivable .............................................    (75,830)    (65,332)
    Decrease (increase) in inventories ..........................................      6,646     (12,032)
    Decrease (increase) in prepaid expenses and other current assets ............      1,592      (1,730)
    Decrease (increase) in other assets                                                2,475         (79)
    Increase in accounts payable ................................................      4,100      10,843
    Increase in sundry payables and accrued expenses ............................      4,683       2,293
    (Decrease) increase in other liabilities ....................................    (11,687)      4,808
                                                                                    --------    --------
        Net cash used in operating activities ...................................    (49,193)    (39,462)
                                                                                    --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment .......................         24          29
  Net cash received from the sale of building ...................................     37,341        --
  Capital expenditures ..........................................................     (5,347)     (6,057)
                                                                                    --------    --------
        Net cash provided by (used in) investing activities .....................     32,018      (6,028)
                                                                                    --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line-of-credit agreements ................................     25,492      41,753
  Defeasance of mortgage loan ...................................................     (7,755)       --
  Net repayment of long-term debt ...............................................       (256)       (364)
  Increase in overdraft balances ................................................      3,121         486
   Proceeds from exercise of employee stock options .............................       --         4,175
   Excess tax benefits related to the exercise of employee stock options ........       --           491
  Dividends paid ................................................................     (3,313)     (3,348)
                                                                                    --------    --------
        Net cash provided by financing activities ...............................     17,289      43,193
                                                                                    --------    --------
 Effect of exchange rate changes on cash ........................................     (1,057)      1,516
                                                                                    --------    --------
 Net decrease in cash and cash equivalents ......................................       (943)       (781)
 CASH AND CASH EQUIVALENTS at beginning of the period ...........................     13,261      22,348
                                                                                    --------    --------
 CASH AND CASH EQUIVALENTS at end of the period .................................   $ 12,318    $ 21,567
                                                                                    ========    ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
  Interest ......................................................................   $  7,493    $  9,293
                                                                                    ========    ========
  Income taxes ..................................................................   $  2,014    $  2,225
                                                                                    ========    ========

                       See accompanying notes to consolidated financial statements.


                                  STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         THREE MONTHS ENDED JUNE 30, 2008
                                                    (Unaudited)
                                                                         ACCUMULATED
                                                CAPITAL IN                 OTHER
                                      COMMON     EXCESS OF     RETAINED COMPREHENSIVE  TREASURY
 (In thousands)                       STOCK      PAR VALUE     EARNINGS     INCOME      STOCK       TOTAL
                                      -----      ---------     --------     ------      -----       -----

Balance at March 31, 2008 ......   $  40,972    $  58,755    $ 117,520   $   4,968   $ (21,250)   $ 200,965
Comprehensive income:
    Net loss ...................                                (1,095)                              (1,095)
    Foreign currency translation
      adjustment ...............                                              (238)                    (238)
    Pension and retiree medical
      adjustment ...............                                            13,879                   13,879
                                                                                                  ---------
    Total comprehensive income .                                                                     12,546
Cash dividends paid ............                                (1,665)                              (1,665)
Stock-based compensation .......                      (71)                                 518          447
                                   ---------    ---------    ---------   ---------   ---------    ---------
Balance at June 30, 2008 .......   $  40,972    $  58,684    $ 114,760   $  18,609   $ (20,732)   $ 212,293
                                   =========    =========    =========   =========   =========    =========



                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          SIX MONTHS ENDED JUNE 30, 2008
                                                    (Unaudited)

                                                                      ACCUMULATED
                                               CAPITAL IN               OTHER
                                     COMMON     EXCESS OF   RETAINED COMPREHENSIVE  TREASURY
 (In thousands)                      STOCK      PAR VALUE   EARNINGS     INCOME      STOCK     TOTAL
                                     -----      ---------   --------     ------      -----     -----

Balance at December 31, 2007 ...   $ 40,972    $ 59,220    $106,147   $  5,546   $(23,521)   $188,364
Comprehensive income:
    Net earnings ...............                             11,926                            11,926
    Foreign currency translation
      adjustment ...............                                          (798)                  (798)
    Pension and retiree medical
      adjustment ...............                                        13,861                 13,861
                                                                                             --------
    Total comprehensive income .                                                               24,989
Cash dividends paid ............                             (3,313)                           (3,313)
Stock-based compensation .......                     12                               645         657
Employee Stock Ownership Plan ..                   (548)                            2,144       1,596
                                   --------    --------    --------   --------   --------    --------
Balance at June 30, 2008 .......   $ 40,972    $ 58,684    $114,760   $ 18,609   $(20,732)   $212,293
                                   ========    ========    ========   ========   ========    ========


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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


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


BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. SFAS 141R will have an impact on the manner in which we account for future acquisitions beginning in the fiscal year 2009.


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


CONVERTIBLE DEBT INSTRUMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion" ("FSP APB 14-1") which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented. We are assessing the impact, if any, which the adoption of FSP APB 14-1 will have on our financial statements.

NOTE 3.  RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we established restructuring accruals relating to the consolidation of DEM into our existing operations. Of the original provision, we have a restructuring accrual of $0.8 million remaining as of June 30, 2008. The restructuring accrual relates to work force reductions, employee termination benefits and contract termination costs.

INTEGRATION EXPENSES

Integration expenses relate primarily to the cost of moving and closing our Puerto Rico production operations, the integration of operations in Mexico, the closure of our Fort Worth, Texas and Long Island City, New York production facilities, and the cost of consolidating our European production operations. During 2008, we incurred integration expenses of $4.2 million, relating to workforce reductions of $3.1 million primarily at our Long Island City, New York and Puerto Rico production facilities and other exit costs of $1.1 million. Other exit costs consist primarily of lease and contract termination costs and the cost of upkeep at vacated facilities. Cash payments made during the first six months of 2008 were $4.7 million and will continue related to our pension plan withdrawal liability over a period which is not to exceed 20 years.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Selected information relating to integration activities is as follows (in thousands):

                                                 Workforce   Other Exit
(in thousands)                                   Reduction    Costs       Total
                                                 ---------    -----       -----
Exit activity liability at December 31, 2007 ..   $ 5,591    $ 2,507    $ 8,098
Amounts provided for during 2008 ..............     3,063      1,149      4,212

Adjustments ...................................       (28)       135        107
Cash payments during 2008 .....................    (3,209)    (1,536)    (4,745)
                                                  -------    -------    -------
Exit activity liability at June 30, 2008 ......   $ 5,417    $ 2,255    $ 7,672
                                                  -------    -------    -------

As of June 30, 2008, in accordance with the requirements of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reported $2 million as assets held for sale on our consolidated balance sheet related to the net book value of two buildings in our European Segment. Following plant closures resulting from integration activities, these buildings have been vacant and therefore a decision to solicit bids has been made. We anticipate that a negotiated sale to a third-party will occur within the next twelve months and will record any resulting gain in other income as appropriate.

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

NOTE 5.  SALE OF RECEIVABLES

In April 2008, we began to sell undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $28 million of receivables during the second quarter of 2008. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." A charge in the amount of $0.3 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statement of operations for the three and six months ended June 30, 2008.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 6. INVENTORIES

Inventories consist of (in thousands):

                                                       June 30,     December 31,
                                                         2008          2007
                                                       --------     ------------

Finished goods, net ..........................         $169,096      $182,914
Work in process, net .........................            9,474         5,850
Raw materials, net ...........................           65,682        63,513
                                                       --------      --------
    Total inventories, net ...................         $244,252      $252,277
                                                       ========      ========

NOTE 7. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt consists of (in thousands):

                                                       June 30,     December 31,
                                                         2008          2007
                                                       ---------      ---------
CURRENT
Revolving credit facilities (1) ..................     $ 183,330      $ 156,756
Current portion of mortgage loan (2) .............          --            7,891
Other ............................................           119            130
                                                       ---------      ---------
                                                         183,449        164,777
                                                       ---------      ---------
LONG-TERM DEBT
6.75% convertible subordinated debentures (3) ....        90,000         90,000
Mortgage loan (2) ................................          --            7,891
Other ............................................           544            664
Less: current portion of long-term debt ..........          (119)        (8,021)
                                                       ---------      ---------
                                                          90,425         90,534
                                                       ---------      ---------
    Total debt ...................................     $ 273,874      $ 255,311
                                                       =========      =========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facility.

(2) The mortgage loan was secured by the Long Island City, New York property. In March 2008 in connection with the sale of the property, we defeased the mortgage loan.

(3) In July 2008, we repurchased $7.6 million principal amount of the 6.75% convertible subordinated debentures. A gain on the repurchase of $0.6 million will be recorded in the third quarter of 2008.

We had deferred financing costs of $2.7 million as of December 31, 2007. These costs related to our revolving credit facility, the convertible subordinated debentures and the mortgage loan agreement. In March 2008 in connection with the sale of the Long Island City, New York property, we defeased the mortgage loan and deferred financing costs of $0.4 million were written off. Deferred financing costs of $2 million as of June 30, 2008 are being amortized in the amount of $0.4 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.6 million for the period 2011-2018.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $97.3 million available for us to borrow pursuant to the formula at June 30, 2008, of which $30 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At June 30, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 3.7% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $174.3 million and $148.7 million at June 30, 2008 and December 31, 2007, respectively.

At any time that our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety (90) days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, $15 million of our borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has revolving credit facilities which, at June 30, 2008, provide for a line of credit up to $10.1 million. The amount of short-term bank borrowings outstanding under these facilities was $9 million on June 30, 2008 and $8 million on December 31, 2007. The weighted average interest rate on these borrowings on June 30, 2008 was 6.2% and December 31, 2007 was 6.7%.

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


We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of extinguishment. In July 2008, we repurchased $7.6 million principal amount of the debentures resulting in a gain recorded on the repurchase of $0.6 million, which will be recorded in the third quarter of 2008.

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

STOCK OPTION GRANTS

There were no stock options granted in the six months ended June 30, 2008 and 2007. We have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. Our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants. The expense for the six months ended June 30, 2008 and 2007 reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

As of June 30, 2008, we have no unrecognized compensation cost related to stock options and non-vested stock options.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2008:


                                                                   WEIGHTED     WEIGHTED AVERAGE
                                                                   AVERAGE    REMAINING CONTRACTUAL
                                                 STOCK OPTIONS    EXERCISE         TERM (YRS)
                                                 -------------    --------         ----------

Outstanding at January 1, 2008 .............       607,620       $   13.34          4.8
   Exercised ...............................          --             --             --
   Expired .................................       (39,498)          11.92          --
   Forfeited ...............................        (1,500)          11.35          6.9
----------------------------------------------------------------------------------------------------
Outstanding at June 30, 2008 ...............       566,622       $   13.44          4.6
----------------------------------------------------------------------------------------------------



At June 30, 2008, the aggregated intrinsic value of outstanding and exercisable stock options was essentially zero. All outstanding stock options as of June 30, 2008 are exercisable.

RESTRICTED AND PERFORMANCE STOCK GRANTS

As part of the 2006 Omnibus Incentive Plan, we currently grant shares of restricted and performance-based stock to eligible employees and directors. Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie executive compensation directly to Company performance and the long-term enhancement of shareholder value. The performance awards are earned at the end of the three year period provided that the strategic three year plan is achieved. Each period we evaluate the probability of achieving the applicable targets and we adjust our accrual accordingly.

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2008:


                                                                      WEIGHTED AVERAGE
                                                                   GRANT DATE FAIR VALUE
                                                             SHARES     PER SHARE
                                                          ----------- ------------------
   Outstanding at January 1, 2008 ......................    193,200    $    7.25
      Granted ..........................................      6,000         7.94
      Vested ...........................................     (7,650)       12.46
      Forfeited ........................................       (750)        6.92
----------------------------------------------------------------------------------------
   Outstanding at June 30, 2008 ........................    190,800    $    7.12
----------------------------------------------------------------------------------------


We recorded compensation expense related to restricted shares and performance-based shares of $223,550 ($128,319 net of tax) and $123,400 ($76,900 net of tax) for the six months ended June 30, 2008 and 2007, respectively. The unamortized compensation expense related to our restricted and performance-based shares were $597,930 at June 30, 2008 and are expected to be recognized as they vest over a weighted average period of 1.6 and 0.7 years for employees and directors, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




NOTE 9.  EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2008, we contributed to the trust an additional 137,023 shares from our treasury and released 199,471 shares from the trust leaving 529 shares remaining in the trust as of June 30, 2008.

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

In October 2001, we adopted a second unfunded SERP. The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participants payment date based upon the employees' years of service and compensation. On June 15, 2008, a participant in the unfunded SERP reached his participant's payment date. In connection therewith, we recorded a settlement loss of $0.6 million in June of 2008. The corresponding distribution of $5 million was made in July 2008. We use a January 1 measurement date for this plan.

Our UK pension plan is comprised of a defined benefit plan and a defined contribution plan. The defined contribution benefit plan is closed to new entrants and existing active members ceased accruing any further benefits.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations were transferred to other facilities. As part of the agreement, effective January 5, 2008, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility. As a result, we incurred a withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance and is payable in a lump sum or over a period which is not to exceed 20 years. In December 2007, we recorded a charge of $3.3 million, which is our best estimate of the withdrawal liability based upon information received from a third party actuary.

We provide certain medical and dental care benefits to eligible retired employees. Eligibility of employees who can participate in this program is limited to employees hired before 1996. On May 30, 2008, we announced that in lieu of the current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account ("HRA") will be established beginning January 1, 2009 for each qualified retiree. The plan amendment will effectively reduce benefits attributed to employee services already rendered and credit a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees. The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008 which will be amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years). The annual reduction to expense over the amortization period will be $6.4 million commencing on June 1, 2008.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The components of net periodic benefit cost for our North America and European defined benefit plans and post retirement benefit plans for the three months and six months ended June 30, 2008 and 2007 were as follows (in thousands):



                                            Three months          Six months
                                           ended June 30,        Ended June 30,
PENSION BENEFITS                          2008       2007       2008       2007
                                        -------    -------    -------    -------
Service cost ........................   $   (61)   $    98    $    46    $   196
Interest cost .......................       144        114        279        228
Amortization of prior service cost ..        27         28         55         56
Actuarial net (gain) loss ...........       521        (28)       525        (56)
                                        -------    -------    -------    -------
Net periodic benefit cost ...........   $   631    $   212    $   905    $   424
                                        =======    =======    =======    =======



                                            Three months          Six months
                                           ended June 30,        Ended June 30,
POSTRETIREMENT BENEFITS                   2008       2007       2008      2007
                                        -------    -------    -------    -------
Service cost ........................   $   188    $   203    $   400    $   406
Interest cost .......................       551        541      1,135      1,082
Amortization of prior service credit     (1,246)      (713)    (1,959)    (1,426)
Amortization of unrecognized loss ...         1          1          2          2
Actuarial net loss ..................       405        288        698        576
                                        -------    -------    -------    -------
Net periodic benefit cost ...........   $  (101)   $   320    $   276    $   640
                                        =======    =======    =======    =======


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 10.  EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):


                                                               Three Months Ended         Six Months Ended
                                                                     June 30,                 June 30,
                                                               --------------------------------------------
                                                                 2008        2007        2008       2007
                                                               --------    --------    --------    --------
BASIC NET EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) from continuing operations .................   $   (772)   $  5,656    $ 12,575    $  8,592
Loss from discontinued operation ...........................       (323)       (279)       (649)       (628)
                                                               --------    --------    --------    --------
Net earnings (loss) available to common
    stockholders ...........................................   $ (1,095)   $  5,377    $ 11,926    $  7,964
                                                               ========    ========    ========    ========


     Weighted average common shares outstanding ............     18,332      18,781      18,320      18,617

Net earnings (loss) from continuing operations per common
     share .................................................   $  (0.04)   $   0.30    $   0.69    $   0.46
Loss from discontinued operations per common share .........      (0.02)      (0.01)      (0.04)      (0.03)
                                                               --------    --------    --------    --------
Basic net earnings (loss) per common share .................   $  (0.06)   $   0.29    $   0.65    $   0.43
                                                               ========    ========    ========    ========

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) from continuing operations .................   $   (772)   $  5,656    $ 12,575    $  8,592
Interest income on debenture conversions (increase is net of
    income tax expense) ....................................       --          --         1,822        --
                                                               --------    --------    --------    --------
Earnings (loss) from continuing operations plus assumed
    conversions ............................................       (772)      5,656      14,397       8,592

Loss from discontinued operation ...........................       (323)       (279)       (649)       (628)
                                                               --------    --------    --------    --------
Net earnings (loss) available to common stockholders plus
    assumed conversions ....................................   $ (1,095)   $  5,377    $ 13,748    $  7,964
                                                               ========    ========    ========    ========

     Weighted average common shares outstanding - Basic ....     18,332      18,781      18,320      18,617
PLUS INCREMENTAL SHARES FROM ASSUMED CONVERSIONS:
     Dilutive effect of restricted stock ...................         53          65          42          65
     Dilutive effect of stock options ......................       --            95        --            92
     Dilutive effect of convertible debentures .............       --          --         2,796        --
                                                               --------    --------    --------    --------
     Weighted average common shares outstanding - Diluted ..     18,385      18,941      21,158      18,774
                                                               ========    ========    ========    ========
Net earnings (loss) from continuing operations per common
      share ................................................   $  (0.04)   $   0.30    $   0.68    $   0.46
Loss from discontinued operations per common share .........      (0.02)      (0.02)      (0.03)      (0.04)
                                                               --------    --------    --------    --------
Diluted net earnings (loss) per common share ...............   $  (0.06)   $   0.28    $   0.65    $   0.42
                                                               ========    ========    ========    ========


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented (in thousands).

                                             Three Months Ended Six Months Ended
                                                 June 30,          June 30,
                                             -----------------------------------
                                               2008    2007     2008     2007
                                               ----    ----     ----     ----

Stock options...............................   567         6      567        6
Convertible debentures.....................  2,796     2,796     --      2,796


NOTE 11.  COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):


                                                     Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                    --------------------   --------------------
                                                      2008        2007       2008        2007
                                                    --------    --------   --------    --------
Net earnings (loss) as reported .................   $ (1,095)   $  5,377   $ 11,926    $  7,964
Foreign currency translation adjustment .........       (238)      1,612       (798)      1,761
Postretirement benefit plans:
   Plan amendment adjustment ....................     14,708        --       14,708        --
   Reclassification adjustment for recognition of
       prior period amounts .....................       (318)       --         (336)       --
   Unrecognized amounts .........................       (511)       --         (511)         (1)
                                                    --------    --------   --------    --------
Total comprehensive income ......................   $ 12,546    $  6,989   $ 24,989    $  9,724
                                                    ========    ========   ========    ========



NOTE 12.  INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):


                                             Three Months Ended June 30,
                              -----------------------------------------------------------
                                        2008                             2007
                              ----------------------------  -----------------------------
                                          OPERATING INCOME               OPERATING INCOME
                               NET SALES       (LOSS)         NET SALES        (LOSS)
                              ----------  ----------------  -----------  ----------------
Engine Management ........     $138,482       $  4,024        $138,096       $ 12,833
Temperature Control ......       61,489          3,172          63,612          3,667
Europe ...................       12,563            373          11,196            595
All Other ................        2,809         (3,040)          4,046         (4,289)
                               --------       --------        --------       --------
Consolidated .............     $215,343       $  4,529        $216,950       $ 12,806
                               ========       ========        ========       ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


                                               Six Months Ended June 30,
                              -----------------------------------------------------------
                                        2008                             2007
                              ----------------------------  -----------------------------
                                          OPERATING INCOME               OPERATING INCOME
                               NET SALES       (LOSS)         NET SALES        (LOSS)
                              ----------  ----------------  -----------  ----------------

Engine Management ........     $281,844       $ 13,214        $275,526       $ 23,930
Temperature Control ......      111,062          2,368         114,138          5,626
Europe ...................       23,807            869          21,689          1,379
All Other ................        6,714         (7,596)          5,412         (9,663)
                               --------       --------        --------       --------
Consolidated .............     $423,427       $  8,855        $416,765       $ 21,272
                               ========       ========        ========       ========


NOTE 13.  COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At June 30, 2008, approximately 3,560 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2008, the amounts paid for settled claims are approximately $6.5 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of June 30, 2008 and 2007, we have accrued $13.1 million and $14.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):


                                             ---------------------------------- ----------
                                              Three Months Ended        Six Months Ended
                                                    June 30,                June 30,
                                             ---------------------------------------------
                                               2008        2007        2008        2007
                                             --------    --------    --------    --------

Balance, beginning of period .............   $ 11,141    $ 11,904    $ 11,317    $ 11,704
Liabilities accrued for current year sales     13,372      13,860      23,914      26,398
Settlements of warranty claims ...........    (11,398)    (11,049)    (22,116)    (23,387)
                                             --------    --------    --------    --------
Balance, end of period ...................   $ 13,115    $ 14,715    $ 13,115    $ 14,715
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

We place significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions. In that regard, we are closing our Puerto Rico manufacturing facility, integrating operations in Mexico, and have closed our Fort Worth, Texas and Long Island City, New York manufacturing operations.

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

In order to better control warranty and overstock return levels, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. Despite the additional controls, in the fourth quarter of 2007, we experienced significant overstock returns as customers reduced their working capital levels in response to a difficult economic climate. During 2008, we are establishing reserves for overstock returns which reflect the impact of the significant returns experienced in the fourth quarter of 2007. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete AC system repair was performed.

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

INTERIM RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 TO THREE MONTHS ENDED
JUNE 30, 2007

SALES. Consolidated net sales for the three months ended June 30, 2008 were $215.3 million, a decrease of $1.7 million, or 0.7%, compared to $217 million in the same period of 2007. The decrease in consolidated net sales resulted primarily from decreases in net sales of $2.1 million in our Temperature Control Segment and $1.2 million in our Other Operating Segment, which consists primarily of our Canadian operations, partially offset by growth in our European Operations which recorded an increase in net sales of $1.4 million or 12.2% as a result of increased sales volumes due to new product introductions. The decline in Temperature Control and the Other Operating Segment net sales was the result of further price reductions initiated in 2008 to compete against low cost Chinese imports of new compressors partially offset by a favorable change in foreign currency exchange rates in our Canadian operations as compared to the second quarter of 2007.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 22.6% in the second quarter of 2008, compared to 26.1% in the second quarter of 2007. The decrease resulted primarily from decreases in Engine Management margins of 5.2 percentage points and Temperature Control margins of
1.1 percentage points. The decrease in the Engine Management margin was primarily due to unabsorbed overhead during our planned closure of two manufacturing facilities, start up and training costs at our new Mexico facility, and an increase in sales from our OES customers with lower margins. The Temperature Control Segment's 1.1 percentage point decrease resulted primarily from price reductions initiated in 2008 to compete against low cost Chinese imports.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased by $0.6 million to $42.7 million in the second quarter of 2008, as compared to $43.3 million in the second quarter of 2007. As a percentage of net sales, SG&A expenses decreased to 19.8% in the second quarter of 2008 as compared to 20% in the comparable period in 2007.

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring and integration expenses increased to $1.4 million in the second quarter of 2008, compared to $0.6 million in the second quarter of 2007. The 2008 expenses related primarily to charges incurred for severance and related costs in connection with the shutdown of our Long Island City, New York manufacturing operations. Restructuring and integration expense for the second quarter of 2007 related primarily to charges in connection with the closure of our Puerto Rico manufacturing operations.

OPERATING INCOME. Operating income, was $4.5 million in the second quarter of 2008, compared to $12.8 million in the second quarter of 2007. The decrease of $8.3 million was due primarily to lower gross margins as a percentage of sales driven by higher manufacturing costs from unabsorbed overhead during our planned transition to new manufacturing facilities and higher restructuring and integration expenses.

OTHER INCOME, NET. Other income, net in the second quarter of 2008 was $0.8 million lower than other income, net in the same period in 2007. Other income, net in the second quarter of 2008 included recognition of the deferred gain on the sale of our Long Island City, New York property and foreign exchange gains, which gains were offset by losses from our joint ventures and from the disposal of certain of our fixed assets.

INTEREST EXPENSE. Interest expense decreased by $1.4 million in the second quarter 2008 compared to the same period in 2007 mainly due to lower borrowing costs as a result of the interest rate benefit on our restated credit agreement entered into in March 2007.

INCOME TAX PROVISION. The income tax provision was $1.9 million in the second quarter of 2008 compared to $3.1 million for the same period in 2007. The income tax provision in the second quarter of 2008 includes the tax impact of the non-deductibility of a portion of the $5 million distribution to a participant in the unfunded supplemental executive retirement plan and a tollgate tax on our operations in Puerto Rico. The effective tax rate for the second quarter of 2007 was 35.7%

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million as a loss from discontinued operation for the second quarter of 2008 and 2007. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 TO SIX MONTHS ENDED JUNE 30, 2007

SALES. Consolidated net sales for the six months ended June 30, 2008 were $423.4 million, an increase of $6.6 million, or 1.6%, compared to $416.8 million in the same period of 2007. The increase in consolidated net sales resulted primarily from growth in Engine Management net sales which increased $6.3 million or 2.3%, an increase of $2.1 million in our European Segment and $1.3 million in our Other Operating Segment, which consists primarily of our Canadian operations, partially offset by a decrease in net sales of $3.1 million or 2.7% in our Temperature Control Segment. The Engine Management sales growth was mainly due to continued sales volume increases from our OES customers. The European Segment witnessed increased sales volumes due to new product introductions and our Other Operating Segment benefited from increased volumes and a favorable change in foreign currency exchange rates as compared to 2007 in our Canadian business. The decline in Temperature Control net sales is the result of further price reductions initiated in 2008 to compete against low cost Chinese imports.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 23.6% for the six months ended June 30, 2008 compared to 26% in the same period of 2007. The lower gross margin resulted from decreases in Engine Management margins of 3 percentage points, Temperature Control margins of 3.1 percentage points offset, in part, by a 0.6 percentage point increase in margin in our European Segment. The decrease in the Engine Management margin was primarily due to unabsorbed fixed costs in our planned closure of the Puerto Rico and Long Island City, New York manufacturing plants, start up and training costs at our new Mexico plant, and an increase in sales from our OES customers with lower margins. Temperature Control's gross margin decrease resulted primarily from price reductions initiated in 2008 and changes in product mix where sales of lower margin products have increased. Europe's increase in gross margin was due to increased volumes, higher margin sales from our Kerr Nelson acquisition, and a shift in raw material procurements from Asia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased by $0.7 million to $86.8 million in the first six months of 2008, as compared to $86.1 million for the six months ended June 30, 2007. As a percentage of net sales, SG&A expenses decreased to 20.5% in the first six months of 2008 as compared to 20.6% in the comparable period in 2007.

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring and integration expenses increased to $4.2 million for the six months ended June 30, 2008, compared to $1.2 million in the same period of 2007. The 2008 expenses related primarily to charges incurred for severance and related costs in connection with the shutdown of our Long Island City, New York manufacturing operations. Restructuring and integration expense for 2007 related primarily to charges in connection with the closure of our Puerto Rico manufacturing operations.

OPERATING INCOME. Operating income was $8.9 million in the first six months of 2008, compared to $21.3 million in 2007. The decrease of $12.4 million was due primarily to lower gross margins as a percentage of sales driven by higher cost of goods sold due to unabsorbed fixed costs during our planned transition to new manufacturing facilities, and increased restructuring and integration expenses which more than offset the increase in consolidated net sales.

OTHER INCOME, NET. Other income, net increased to $20.4 million for the six months ended June 30, 2008, compared to $1 million in the same period of 2007. During 2008, we completed the sale of our Long Island City, New York property for a purchase price of $40.6 million resulting in a recognized gain in 2008 of $21.3 million, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property.

INTEREST EXPENSE. Interest expense decreased by $2 million in the six months ended June 30, 2008, compared to the same period in 2007 mainly due to lower borrowing costs as a result of a reduction in the interest rate on our restated credit agreement entered into in March 2007.

INCOME TAX PROVISION. The income tax provision was $9.3 million for the six months ended June 30, 2008, compared to $4.4 million for the same period in 2007. The increase was due to higher earnings and a higher effective tax rate for the six months of 2008, which is 42.6% in 2008 compared to 33.8% in the same period of 2007. The 2008 rate was higher primarily due to the differences in the mix of domestic and foreign earnings as a result of the gain on the sale of the Long Island City, New York property, the tax impact of the non-deductibility of a portion of the $5 million distribution to a participant in the unfunded supplemental executive retirement plan, and a tollgate tax on our operations in Puerto Rico. The 2007 rate was reduced by a benefit from discreet items.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.6 million as a loss from discontinued operation for the six months ended 2008 and 2007. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the first six months of 2008, cash used in operations amounted to $49.2 million compared to cash used in operations of $39.5 million in the same period of 2007. The year-over- year increase in cash used in operations is primarily the result of an increase in operating working capital. Due to the seasonality in our business, operating working capital tends to build during the first half of the year before peaking near the end of the second quarter which is reflected by the increase in accounts receivable. This was partially offset by the reduction in inventory levels built up in preparation for our production facility moves.

INVESTING ACTIVITIES. Cash provided by investing activities was $32 million in the first six months of 2008, compared to cash used in investing activities of $6 million in the first six months of 2007. Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property. Capital expenditures in the first six months of 2008 were $5.3 million compared to $6.1 million in the comparable period last year.

FINANCING ACTIVITIES. Cash provided by financing activities was $17.3 million in the first six months of 2008, compared to cash provided by financing activities of $43.2 million in the same period of 2007. The decrease is primarily due to the reduction in borrowings under our line of credit reflecting the impact of the net cash proceeds received from the sale of the Long Island City, New York property, of which a portion was used to defease the remaining $7.8 million mortgage loan on the property and to repay debt. In addition, there was no exercise activity in employee stock options during the first six months of 2008 compared to 2007 activity for the same period that resulted in $4.2 million of proceeds.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $97.3 million available for us to borrow pursuant to the formula at June 30, 2008, of which $30 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At June 30, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 3.7% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $174.3 million and $148.7 million at June 30, 2008 and December 31, 2007, respectively.

At any time our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of 90 days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June

30, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, $15 million of our borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Our European subsidiary has revolving credit facilities which, at June 30, 2008, provide for a line of credit up to $10.1 million. The amount of short-term bank borrowings outstanding under these facilities was $9 million on June 30, 2008 and $8 million on December 31, 2007. The weighted average interest rate on these borrowings on June 30, 2008 was 6.2% and December 31, 2007 was 6.7%.

In July 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures carry an interest rate of 6.75%, payable semi-annually. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of extinguishment. We intend to fund any such purchases from available cash and cash flows. Any such settlements may be suspended or discontinued at any time. In July 2008, we repurchased $7.6 million principal amount of the debentures resulting in a gain recorded on the repurchase of $0.6 million, which will be recorded in the third quarter of 2008.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $28 million of receivables during the second quarter of 2008. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." A loss in the amount of $0.3 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statement of operations for the three and six months ended June 30, 2008.

Our profitability and working capital requirements are seasonal due to the sales mix of Temperature Control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. We anticipate that our present sources of funds will continue to be adequate to meet our financing needs over the next twelve months. We continue to evaluate alternative sources to further improve the liquidity of our business and to fund the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures.

The following is an updated summary of our contractual commitments as of December 31, 2007 to reflect the defeasance of our mortgage loan and new lease agreement relating to our Long Island City, New York facility:


                                --------------------------------------------------------------------------
IN THOUSANDS)                     2008       2009       2010        2011      2012    2013-2022     TOTAL
----------------------------------------------------------------------------------------------------------
Principal payments of
  long term debt (1) ........   $    130   $ 90,149   $    126   $    119   $    119   $     21   $ 90,664
Operating leases (1) ........     10,272      9,392      6,770      5,731      5,178     21,977     59,320
Post retirement benefits ....      5,764      1,021      1,059      1,076      1,110     11,253     21,283
Severance payments related
  to restructuring and
  integration                      2,219        739        311        311        280      1,975      5,835
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments..   $ 18,385   $101,301   $  8,266   $  7,237   $  6,687   $ 35,226   $177,102
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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2008, the allowance for sales returns was $27.4 million. Similarly, management must make estimates of the collectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2008, the allowance for doubtful accounts and for discounts was $10.6 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2008, we had a valuation allowance of $26.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with the provisions of SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109," we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS - Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions." The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, and expected return on plan assets. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. Under SFAS Staff Position No.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we have concluded that our post-retirement plan is actuarially equivalent to the Medicare Part D benefit and accordingly we recognize subsidies from the federal government in the measurement of the accumulated post-retirement benefit obligation pursuant to the requirements of SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions."

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

Our aggregate environmental related accrual as of June 30, 2008 of $2.2 million declined $0.2 million from an accrual of $2.4 million as of March 31, 2008 reflecting the impact of cash payments made during the quarter. The environmental related accrual relates primarily to the Long Island City, New York property. Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. We did not incur any environmental remediation expense for the quarter ended June 30, 2008.

ASBESTOS RESERVE - We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2007 estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $23.8 million to $55.2 million for the period through 2050. As a result, in September 2007 an incremental $2.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $23.8 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2050 in our consolidated financial statements. In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $18.7 million to $32.6 million during the same period. We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation. The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to an agreement with an insurance carrier for certain asbestos-related claims. See Note 13 of notes to our consolidated financial statements.

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

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. SFAS 141R will have an impact on the manner in which we account for future acquisitions beginning in the fiscal year 2009.

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

CONVERTIBLE DEBT INSTRUMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion" ("FSP APB 14-1") which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented. We are assessing the impact, if any, which the adoption of FSP APB 14-1 will have on our financial statements.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro and the Hong Kong dollar. As of June 30, 2008 and December 31, 2007, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 67.1% at June 30, 2008 and 61.7% at December 31, 2007.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended June 30, 2008, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At June 30, 2008, approximately 3,560 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2008, the amounts paid for settled claims are approximately $6.5 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our 2008 Annual Meeting of Stockholders was held on May 15, 2008.

(b) The following person were elected as our directors:

                           Robert M. Gerrity
                           Pamela Forbes Lieberman
                           Arthur S. Sills
                           Lawrence I. Sills
                           Peter J. Sills
                           Frederick D. Sturdivant
                           William H. Turner
                           Richard S. Ward
                           Roger M. Widmann

(c) The following names were voted upon at the Annual Meeting:


(1) Election of Directors:
                                           VOTES FOR             VOTES WITHHELD
                                           ---------             --------------

    Robert M. Gerrity                      14,437,677              1,580,360
    Pamela Forbes Lieberman                14,497,535              1,520,502
    Arthur S. Sills                        14,673,111              1,344,926
    Lawrence I. Sills                      14,629,209              1,388,828
    Peter J. Sills                         14,671,911              1,346,126
    Frederick D. Sturdivant                14,497,520              1,520,517
    William H. Turner                      14,446,357              1,571,680
    Richard S. Ward                        14,507,955              1,510,082
    Roger M. Widmann                       14,507,953              1,510,084

(2) Ratification of Appointment of Grant Thornton LLP as the Company's Registered Public Accounting Firm:

     VOTES FOR                 VOTES AGAINST             VOTES ABSTAINED
     ---------                 -------------             ---------------
     15,882,125                    105,016                      30,896

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


                                            STANDARD MOTOR PRODUCTS, INC.
                                            (Registrant)




Date: August 6, 2008                        /S/ JAMES J. BURKE
                                            ------------------
                                                    James J. Burke
                                            Vice President Finance,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

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