Form 10-Q
period 2008-09-30
STANDARD MOTOR PRODUCTS INC
filed 2008-11-06
CIK 93389

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of the close of business on October 31, 2008, there were 18,693,509 outstanding shares of the registrant's Common Stock, par value $2.00 per share.

================================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.
Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Operations (Unaudited)
           for the Three Months and Nine Months Ended
           September 30, 2008 and 2007........................................ 3

           Consolidated Balance Sheets
           as of September 30, 2008 (Unaudited) and December 31, 2007......... 4

           Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 2008 and 2007.............. 5

           Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
           for the Three Months and Nine Months Ended September 30, 2008...... 6

           Notes to Consolidated Financial Statements (Unaudited)............. 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........33

Item 4.    Controls and Procedures............................................34

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................35

Item 6.    Exhibits...........................................................36

Signatures....................................................................36

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             Three Months Ended              Nine Months Ended
(In thousands, except share and per share data)                  September 30,                  September 30,
                                                             2008             2007           2008            2007
                                                                  (Unaudited)                    (Unaudited)

Net sales ............................................   $    202,938    $    206,169    $    626,365    $    622,934
Cost of sales ........................................        154,166         151,527         477,740         459,728
                                                         ------------    ------------    ------------    ------------
  Gross profit .......................................         48,772          54,642         148,625         163,206
Selling, general and administrative expenses .........         41,294          42,861         128,080         128,916
Restructuring and integration expenses ...............          1,905           2,630           6,117           3,867
                                                         ------------    ------------    ------------    ------------
  Operating income ...................................          5,573           9,151          14,428          30,423
Other income, net ....................................          1,293           1,864          21,665           2,910
Interest expense .....................................          3,109           4,605          10,428          13,941
                                                         ------------    ------------    ------------    ------------
  Earnings from continuing operations before taxes ...          3,757           6,410          25,665          19,392
Provision for income tax .............................          3,360           1,628          12,693           6,018
                                                         ------------    ------------    ------------    ------------
  Earnings from continuing operations ................            397           4,782          12,972          13,374
Loss from discontinued operations, net of income taxes         (1,579)         (2,148)         (2,228)         (2,776)
                                                         ------------    ------------    ------------    ------------
  Net earnings (loss) ................................   $     (1,182)   $      2,634    $     10,744    $     10,598
                                                         ============    ============    ============    ============

PER SHARE DATA:
Net earnings (loss) per common share -- Basic:
         Earnings from continuing operations .........   $       0.02    $       0.26    $       0.70    $       0.72
         Discontinued operation ......................          (0.08)          (0.12)          (0.12)          (0.15)
                                                         ------------    ------------    ------------    ------------
Net earnings (loss) per common share -- Basic .........  $      (0.06)   $       0.14    $       0.58    $       0.57
                                                         ============    ============    ============    ============

Net earnings (loss) per common share -- Diluted:
         Earnings from continuing operations .........   $       0.02    $       0.26    $       0.70    $       0.72
         Discontinued operation ......................          (0.08)          (0.12)          (0.12)          (0.15)
                                                         ------------    ------------    ------------    ------------
Net earnings (loss) per common share -- Diluted .......  $      (0.06)   $       0.14    $       0.58    $       0.57
                                                         ============    ============    ============    ============

Average number of common shares ......................     18,558,330      18,593,165      18,479,817      18,609,268
                                                         ============    ============    ============    ============
Average number of common shares and dilutive
common shares ........................................     18,617,724      18,623,138      18,512,475      18,692,217
                                                         ============    ============    ============    ============


                                          See accompanying notes to consolidated financial statements.




                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,  December 31,
   (In thousands, except share and per share data)                                2008          2007
                                                                             -------------  ------------
                                                                              (Unaudited)
                                                         ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ............................................   $  11,023    $  13,261
       Accounts receivable, less allowance for discounts and doubtful
           accounts of $10,088 and $8,964 for 2008 and 2007, respectively ...     239,996      204,445
       Inventories ..........................................................     239,262      252,277
       Deferred income taxes ................................................      15,154       17,003
       Assets held for sale .................................................       1,805        5,373
       Prepaid expenses and other current assets ............................      11,031       10,748
                                                                                ---------    ---------
           Total current assets .............................................     518,271      503,107

Property, plant and equipment, net ..........................................      68,602       71,775
Goodwill, net ...............................................................      41,714       41,566
Other intangibles, net ......................................................      14,585       16,325
Other assets ................................................................      30,086       45,319
                                                                                ---------    ---------
           Total assets .....................................................   $ 673,258    $ 678,092
                                                                                =========    =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Notes payable ........................................................   $ 159,992    $ 156,756
       Current portion of long-term debt ....................................      69,554        8,021
       Accounts payable .....................................................      73,889       64,384
       Sundry payables and accrued expenses .................................      25,834       29,242
       Accrued customer returns .............................................      30,374       23,149
       Accrued rebates ......................................................      21,618       21,494
       Payroll and commissions ..............................................      17,455       16,987
                                                                                ---------    ---------
              Total current liabilities .....................................     398,716      320,033

Long-term debt ..............................................................         370       90,534
Post-retirement medical benefits and other accrued liabilities ..............      43,002       56,510
Accrued asbestos liabilities ................................................      24,293       22,651
                                                                                ---------    ---------
              Total liabilities .............................................     466,381      489,728
                                                                                ---------    ---------
Commitments and contingencies
Stockholders' equity:
       Common stock - par value $2.00 per share:
              Authorized - 30,000,000 shares; issued 20,486,036 shares ......      40,972       40,972
       Capital in excess of par value .......................................      58,790       59,220
       Retained earnings ....................................................     111,908      106,147
       Accumulated other comprehensive income ...............................      15,911        5,546
       Treasury stock - at cost 1,926,891 and 2,189,079 shares in
              2008 and 2007, respectively ...................................     (20,704)     (23,521)
                                                                                ---------    ---------
                  Total stockholders' equity ................................     206,877      188,364
                                                                                ---------    ---------
                  Total liabilities and stockholders' equity ................   $ 673,258    $ 678,092
                                                                                =========    =========

                           See accompanying notes to consolidated financial statements.


                            STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                         Nine Months Ended
                                                                                         September 30,
                                                                                     --------------------
                                                                                       2008        2007
                                                                                     --------    --------
                                                                                          (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ..................................................................   $ 10,744    $ 10,598
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization ...............................................     10,714      11,256
     Increase in allowance for doubtful accounts .................................        900       1,301
     Increase in inventory reserves ..............................................      2,104       3,372
     Gain on sale of building ....................................................    (21,583)       --
     Loss (gain) on disposal of property, plant and equipment ....................        468        (646)
     Loss on defeasance of mortgage loan .........................................      1,444        --
     Gain on repurchase of convertible debentures ................................     (1,570)       --
     Equity (income) loss  from joint ventures ...................................        454        (296)
     Loss on impairment of assets ................................................        355        --
     Employee stock ownership plan allocation ....................................      1,196       1,400
     Stock-based compensation ....................................................        791         423
     Decrease in deferred income taxes ...........................................     14,409       1,439
     Loss from discontinued operation, net of income tax .........................      2,228       2,776
   Change in assets and liabilities:
     Increase in accounts receivable .............................................    (36,450)    (52,423)
     Decrease (increase) in inventories ..........................................     13,057      (8,465)
     Increase in prepaid expenses and other current assets .......................       (326)     (2,416)
     Decrease (increase) in other assets .........................................      4,126         (23)
     Increase in accounts payable ................................................      4,696       5,790
     Increase in sundry payables and accrued expenses ............................      4,932         487
     (Decrease) increase in other liabilities ....................................    (13,397)     13,115
                                                                                     --------    --------
         Net cash used in operating activities ...................................       (708)    (12,312)
                                                                                     --------    --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of property, plant and equipment .......................         64         133
    Net cash received from the sale of buildings .................................     37,341       4,173
   Capital expenditures ..........................................................     (8,031)     (9,613)
   Acquisitions of businesses and assets .........................................     (3,638)       --
                                                                                     --------    --------
         Net cash provided by (used in) investing activities .....................     25,736      (5,307)
                                                                                     --------    --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line-of-credit agreements ................................      2,154      16,751
   Defeasance of mortgage loan ...................................................     (7,755)       --
   Repurchase of convertible debentures ..........................................    (18,907)       --
   Net repayment of long-term debt ...............................................       (318)       (495)
   Increase in overdraft balances ................................................      4,809       1,424
   Purchase of treasury stock ....................................................       --        (4,997)
   Proceeds from exercise of employee stock options ..............................       --         4,185
    Excess tax benefits related to the exercise of employee stock options ........       --           454
   Dividends paid ................................................................     (4,983)     (5,043)
                                                                                     --------    --------
         Net cash provided by (used in) financing activities .....................    (25,000)     12,279
                                                                                     --------    --------
  Effect of exchange rate changes on cash ........................................     (2,266)      2,441
                                                                                     --------    --------
  Net decrease in cash and cash equivalents ......................................     (2,238)     (2,899)
  CASH AND CASH EQUIVALENTS at beginning of the period ...........................     13,261      22,348
                                                                                     --------    --------
  CASH AND CASH EQUIVALENTS at end of the period .................................   $ 11,023    $ 19,449
                                                                                     ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ......................................................................   $ 12,423    $ 15,460
                                                                                     ========    ========
   Income taxes ..................................................................   $  3,116    $  2,665
                                                                                     ========    ========

                           See accompanying notes to consolidated financial statements.



                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2008
                                   (Unaudited)
                                                                       ACCUMULATED
                                               CAPITAL IN                 OTHER
                                     COMMON    EXCESS OF     RETAINED  COMPREHENSIVE   TREASURY
(In thousands)                       STOCK     PAR VALUE     EARNINGS      INCOME        STOCK        TOTAL
                                     -----     ---------     --------      ------        -----        -----

Balance at June 30, 2008 .......   $  40,972   $  58,684    $ 114,760    $  18,609    $ (20,732)   $ 212,293
Comprehensive income:
    Net loss ...................        --          --         (1,182)        --           --         (1,182)
    Foreign currency translation
      adjustment ...............        --          --           --         (1,658)        --         (1,658)
    Pension and retiree medical
      adjustment ...............        --          --           --         (1,040)        --         (1,040)
                                                                                                  ----------
    Total comprehensive income .        --          --           --           --           --         (3,880)
Cash dividends paid ............        --          --         (1,670)        --           --         (1,670)
Stock-based compensation .......        --           106         --           --             28          134
                                   ---------   ---------    ---------    ---------    ---------    ---------
Balance at September 30, 2008 ..   $  40,972   $  58,790    $ 111,908    $  15,911    $ (20,704)   $ 206,877
                                   =========   =========    =========    =========    =========    =========





            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2008
                                   (Unaudited)

                                                                       ACCUMULATED
                                               CAPITAL IN                 OTHER
                                     COMMON    EXCESS OF     RETAINED  COMPREHENSIVE   TREASURY
(In thousands)                       STOCK     PAR VALUE     EARNINGS      INCOME        STOCK        TOTAL
                                     -----     ---------     --------      ------        -----        -----
Balance at December 31, 2007 ...   $  40,972   $  59,220    $ 106,147    $   5,546    $ (23,521)   $ 188,364
Comprehensive income:
    Net earnings ...............        --          --         10,744         --           --         10,744
    Foreign currency translation
      adjustment ...............        --          --           --         (2,456)        --         (2,456)
    Pension and retiree medical
      adjustment ...............        --          --           --         12,821         --         12,821
                                                                                                  ----------
    Total comprehensive income .        --          --           --           --           --         21,109
Cash dividends paid ............        --          --         (4,983)        --           --         (4,983)
Stock-based compensation .......        --           118         --           --            673          791
Employee Stock Ownership Plan ..        --          (548)        --           --          2,144        1,596
                                   ---------   ---------    ---------    ---------    ---------    ---------
Balance at September 30, 2008 ..   $  40,972   $  58,790    $ 111,908    $  15,911    $ (20,704)   $ 206,877
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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, which for us is the fiscal year ending December 31, 2008. The adoption of SFAS 161 will have an impact on the manner in which we would disclose any derivative or hedging activities, if present.

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

NOTE 3.  RESTRUCTURING AND INTEGRATION COSTS

RESTRUCTURING COSTS

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we established restructuring accruals relating to the consolidation of DEM into our existing operations. Of the original provision, we have a restructuring accrual of $0.8 million remaining as of September 30, 2008. The restructuring accrual relates to work force reductions, employee termination benefits and contract termination costs.

INTEGRATION EXPENSES

Integration expenses relate primarily to the cost of moving and closing our Puerto Rico production operations, the integration of operations in Mexico, the closure of our Fort Worth, Texas and Long Island City, New York production facilities, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas and the cost of consolidating our European production operations.

In August 2008, we announced plans to consolidate our ignition distribution operations in Reno, Nevada with our current facility in Disputanta, Virginia. The closure and transition to Disputanta, Virginia is targeted to be completed in December 2008, and we intend to sell the building in Reno, Nevada once the closure and consolidation is complete and the building is vacated.

In September 2008, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers or America and its Local 710 ("UAW") regarding the shutdown of our manufacturing operations at Edwardsville, Kansas, which will be transferred to our Reynosa, Mexico facility. The relocation of such manufacturing operations is expected to be completed by the end of the third quarter 2009.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In connection with the closure of our distribution operations in Reno, Nevada and manufacturing operations in Edwardsville, Kansas, and corresponding consolidation plans, we expect to incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. We estimate these termination benefits to be $1.2 million related to our Reno, Nevada and Edwardsville, Kansas personnel which will be recognized as expense ratably over the requisite service period. We are still evaluating the estimates related to additional incremental costs such as equipment removal and impairment, headcount overlap during a transitional training period and other plant move cash costs.

During 2008, we incurred integration expenses of $6.1 million, consisting of the cost of workforce reductions of $3.6 million related primarily to production facility closures at Long Island City, New York, Edwardsville, Kansas, and Puerto Rico and to the distribution center closure in Reno, Nevada, and other exit costs of $2.5 million. Other exit costs consist primarily of lease and contract termination costs and the cost of upkeep at vacated facilities. Cash payments made during the first nine months of 2008 were $7.5 million and will continue over a period which is not to exceed 20 years.

Selected information relating to integration activities is as follows (in thousands):

                                                 WORKFORCE  OTHER EXIT
(in thousands)                                   REDUCTION    COSTS       TOTAL
--------------                                   ---------    -----       -----
Exit activity liability at December 31, 2007 ..   $ 5,591    $ 2,507    $ 8,098
Amounts provided for during 2008 ..............     3,599      2,518      6,117
Adjustments ...................................       (28)      --          (28)
Cash payments during 2008 .....................    (4,501)    (3,027)    (7,528)
                                                  -------    -------    -------
Exit activity liability at September 30, 2008 .   $ 4,661    $ 1,998    $ 6,659
                                                  =======    =======    =======

As of September 30, 2008, in accordance with the requirements of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reported $1.8 million as assets held for sale on our consolidated balance sheet related to the net book value of two buildings in our European Segment. Following plant closures resulting from integration activities, these buildings have been vacant and therefore a decision to solicit bids has been made. We anticipate that a negotiated sale to a third-party will occur within the next twelve months and will record any resulting gain in other income as appropriate.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTE 5.  SALE OF RECEIVABLES

In April 2008, we began to sell undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $83.4 million of receivables as of September 30, 2008. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." A charge in the amount of $0.4 million and $0.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three and nine months ended September 30, 2008, respectively.

NOTE 6. INVENTORIES

Inventories consist of (in thousands):

                                                    September 30,   December 31,
                                                         2008          2007
                                                    -------------  -------------

Finished goods, net ..........................         $159,023         $182,914
Work in process, net .........................            9,792            5,850
Raw materials, net ...........................           70,447           63,513
                                                       --------         --------
    Total inventories, net ...................         $239,262         $252,277
                                                       ========         ========


NOTE 7. CREDIT FACILITIES AND LONG-TERM DEBT


     Total debt consists of (in thousands):
                                                    September 30,   December 31,
                                                         2008          2007
                                                    -------------  -------------
Revolving credit facilities (1) ......................  $159,992     $156,756
6.75% convertible subordinated debentures (2) ........    69,443       90,000
Mortgage loan (3) ....................................       --         7,891
Other ................................................       481          664
                                                        --------     --------
       Total debt ....................................  $229,916     $255,311
                                                        ========     ========


Current maturities of long-term liabilities ..........  $229,546     $164,777
Long-term debt .......................................       370       90,534
                                                        --------     --------
    Total debt .......................................  $229,916     $255,311
                                                        ========     ========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facilities.
(2) In the third quarter 2008, we repurchased $20.6 million principal amount of the debentures. In October and November 2008, we repurchased in the aggregate an additional $9.5 million principal amount of the debentures. The convertible debentures will mature on July 15, 2009.
(3) The mortgage loan was secured by the Long Island City, New York property. In March 2008 in connection with the sale of the property, we defeased the mortgage loan.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We had deferred financing costs of $2.7 million as of December 31, 2007. These costs related to our revolving credit facility, the convertible subordinated debentures and the mortgage loan agreement. In March 2008 in connection with the sale of the Long Island City, New York property, we defeased the mortgage loan and deferred financing costs of $0.4 million were written off. Deferred financing costs of $1.7 million as of September 30, 2008 are being amortized in the amount of $0.2 million in 2008, $0.6 million in 2009, $0.4 million in 2010 and $0.5 million for the period 2011-2012.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $75.3 million available for us to borrow pursuant to the formula at September 30, 2008, of which $24.4 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At September 30, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 3.8% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $152 million and $148.7 million at September 30, 2008 and December 31, 2007, respectively.

At any time that our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, a certain amount of our borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. As of September 30, 2008, our required reserve amount is $24.4 million. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

CANADIAN TERM LOAN

In March 2007, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. The amended credit agreement provides for a line of credit of up to $12 million, of which $7 million is currently outstanding and which amount is part of the $275 million available for

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in 2012. Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation (described above).

REVOLVING CREDIT FACILITY--EUROPE

Our European subsidiary has revolving credit facilities which, at September 30, 2008, provide for a line of credit up to $9.5 million. The amount of short-term bank borrowings outstanding under these facilities was $8 million on September 30, 2008 and December 31, 2007. The weighted average interest rate on these borrowings on September 30, 2008 was 6.2% and December 31, 2007 was 6.7%.

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


We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase. In the third quarter 2008, we repurchased $20.6 million principal amount of the debentures resulting in a gain on the repurchase of $1.6 million. In October and November 2008, we repurchased in the aggregate an additional $9.5 million principal amount of the debentures resulting in a gain of $1 million, which will be recorded in the fourth quarter of 2008. As of September 30, 2008, the convertible debentures are convertible into 2,157,455 shares of our common stock at the option of the holder.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

STOCK OPTION GRANTS

There were no stock options granted in the nine months ended September 30, 2008 and 2007. We have recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. Our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants. The expense for the nine months ended September 30, 2008 and 2007 reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

As of September 30, 2008, we have no unrecognized compensation cost related to stock options and non-vested stock options.

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2008:


                                                                       WEIGHTED
                                                                       AVERAGE
                                                        WEIGHTED      REMAINING
                                             STOCK      AVERAGE      CONTRACTUAL
                                            OPTIONS   EXERCISE PRICE  TERM (YRS)

Outstanding at January 1, 2008........      607,620      $ 13.34         4.8
   Expired............................      (39,498)       11.92           --
   Forfeited..........................      (19,683)       13.47         4.8
-------------------------------------- -------------- ---------------- ---------
Outstanding at September 30, 2008.....      548,439      $ 13.44         4.4
-------------------------------------- -------------- ---------------- ---------

At September 30, 2008, the aggregated intrinsic value of outstanding and exercisable stock options was essentially zero. All outstanding stock options as of September 30, 2008 are exercisable.

RESTRICTED AND PERFORMANCE STOCK GRANTS

As part of the 2006 Omnibus Incentive Plan, we currently grant shares of restricted and/or performance-based stock to eligible employees and directors. Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie executive compensation directly to Company performance and the long-term enhancement of shareholder value. The performance awards are earned at the end of the three year period provided that the strategic three year plan is achieved. Each period we evaluate the probability of achieving the applicable targets and we adjust our accrual accordingly.

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2008:

                                                               WEIGHTED AVERAGE
                                                                  GRANT DATE
                                                                  FAIR VALUE
                                                    SHARES         PER SHARE

 Outstanding at January 1, 2008...............      193,200          $ 7.25
    Granted...................................      110,250            6.53
    Vested....................................      (10,300)          11.13
    Forfeited.................................       (2,200)           6.83
 --------------------------------------------- -------------- ------------------
 Outstanding at September 30, 2008............      290,950           $6.88
 --------------------------------------------- -------------- ------------------

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We recorded compensation expense related to restricted shares and performance-based shares of $380,000 ($187,800 net of tax) and $196,000 ($128,500 net of tax) for the nine months ended September 30, 2008 and 2007, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $1.1 million at September 30, 2008, and is expected to be recognized as they vest over a weighted average period of 1.9 and 0.6 years for employees and directors, respectively.

NOTE 9.  EMPLOYEE BENEFITS

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2008, we contributed to the trust an additional 137,023 shares from our treasury and released 199,471 shares from the trust leaving 529 shares remaining in the trust as of September 30, 2008.

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

In October 2001, we adopted a second unfunded SERP. The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant's payment date based upon the employees' years of service and compensation. On June 15, 2008, a participant in the unfunded SERP reached his applicable payment date. In connection therewith, we recorded a settlement loss of $0.6 million in June 2008. The corresponding distribution of $5 million was made in July 2008. We use a January 1 measurement date for this plan.

Our UK pension plan is comprised of a defined benefit plan and a defined contribution plan. The defined contribution benefit plan is closed to new entrants and existing active members ceased accruing any further benefits.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations were transferred to other facilities. As part of the agreement, effective January 5, 2008, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility. As a result, we incurred a withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance and will be paid over a period which is not to exceed 20 years. In December 2007, we recorded a charge of $3.3 million related to the present value of the undiscounted $5.6 million withdrawal liability discounted over 80 quarterly payments using a credit-adjusted, risk-free rate. Under the terms of the agreement, quarterly payments totaling $0.3 million annually will commence in December 2008.

We provide certain medical and dental care benefits to eligible retired employees. Eligibility of employees who can participate in this program is limited to employees hired before 1996. On May 30, 2008, we announced that, in lieu of the current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account ("HRA") will be established beginning January 1, 2009 for each qualified retiree. The plan amendment will effectively reduce benefits attributed to employee services already rendered and

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES credit a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees. The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008 which will be amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years). The annual reduction to expense over the amortization period will be $6.4 million commencing on June 1, 2008.

The components of net periodic benefit cost for our North America and European defined benefit plans and post retirement benefit plans for the three months and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
PENSION BENEFITS                        2008       2007      2008       2007
                                       -------    -------    -------    -------
Service cost .......................   $    22    $    99    $    68    $   295
Interest cost ......................        72        113        350        341
Amortization of prior service cost .        28         27         82         83
Actuarial net (gain) loss ..........       (34)       (27)       492        (83)
                                       -------    -------    -------    -------
Net periodic benefit cost ..........   $    88    $   212    $   992    $   636
                                       =======    =======    =======    =======


                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
POSTRETIREMENT BENEFITS                  2008       2007      2008       2007
                                       -------    -------    -------    -------
Service cost .......................   $    68    $   204    $   469    $   610
Interest cost ......................       277        584      1,412      1,666
Amortization of prior service credit    (2,314)      (714)    (4,273)    (2,140)
Amortization of unrecognized loss ..         1          1          3          3
Actuarial net loss .................       350        395      1,047        971
                                       -------    -------    -------    -------
Net periodic benefit cost (credit) .   $(1,618)   $   470    $(1,342)   $ 1,110
                                       =======    =======    =======    =======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


NOTE 10.  EARNINGS PER SHARE

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                           ---------------------   ---------------------
                                                              2008        2007         2008       2007
                                                            --------    --------    --------    --------
BASIC NET EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations .....................   $    397    $  4,782    $ 12,972    $ 13,374
Loss from discontinued operation ........................     (1,579)     (2,148)     (2,228)     (2,776)
                                                            --------    --------    --------    --------
Net earnings (loss) available to common
    stockholders ........................................   $ (1,182)   $  2,634    $ 10,744    $ 10,598
                                                            ========    ========    ========    ========
     Weighted average common shares outstanding .........     18,558      18,593      18,480      18,609

Net earnings from continuing operations per common
  share .................................................   $   0.02    $   0.26    $   0.70    $   0.72
Loss from discontinued operations per common share ......      (0.08)      (0.12)      (0.12)      (0.15)
                                                            --------    --------    --------    --------
Basic net earnings (loss) per common share ..............   $  (0.06)   $   0.14    $   0.58    $   0.57
                                                            ========    ========    ========    ========
DILUTED NET EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations .....................   $    397    $  4,782    $ 12,972    $ 13,374
Loss from discontinued operation ........................     (1,579)     (2,148)     (2,228)     (2,776)
                                                            --------    --------    --------    --------
Net earnings (loss) available to common stockholders plus
    assumed conversions .................................   $ (1,182)   $  2,634    $ 10,744    $ 10,598
                                                            ========    ========    ========    ========

     Weighted average common shares outstanding - Basic .     18,558      18,593      18,480      18,609
PLUS INCREMENTAL SHARES FROM ASSUMED CONVERSIONS:
     Dilutive effect of restricted stock ................         59          27          33          28
     Dilutive effect of stock options ...................       --             3        --            55
                                                            --------    --------    --------    --------
     Weighted average common shares outstanding - Diluted     18,617      18,623      18,513      18,692
                                                            ========    ========    ========    ========

Net earnings from continuing operations per common
      share .............................................   $   0.02    $   0.26    $   0.70    $   0.72
Loss from discontinued operations per common share ......      (0.08)      (0.12)      (0.12)      (0.15)
                                                            --------    --------    --------    --------
Diluted net earnings (loss) per common share ............   $  (0.06)   $   0.14    $   0.58    $   0.57
                                                            ========    ========    ========    ========


The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented (in thousands).

                                            Three Months Ended Nine Months Ended
                                               September 30,      September 30,
                                            ------------------   ---------------
                                               2008      2007     2008     2007
                                               ----      ----     ----     ----

Stock options................................   548        536      548      226
Convertible debentures.....................   2,413      2,796    2,667    2,796

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


NOTE 11.  COMPREHENSIVE INCOME

Comprehensive income, net of income tax expense is as follows (in thousands):


                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                    --------------------  ---------------------
                                                      2008        2007       2008        2007
                                                    --------    --------   --------    --------
Net (loss) earnings as reported .................   $ (1,182)   $  2,634   $ 10,744    $ 10,598
Foreign currency translation adjustment .........     (1,658)      1,084     (2,456)      2,845
Postretirement benefit plans:
   Plan amendment adjustment ....................       --          --       14,708        --
   Reclassification adjustment for recognition of
       prior period amounts .....................     (1,040)       --       (1,376)       --
   Unrecognized amounts .........................       --          --         (511)         (1)
                                                    --------    --------   --------    --------
Total comprehensive income ......................   $ (3,880)   $  3,718   $ 21,109    $ 13,442
                                                    ========    ========   ========    ========


NOTE 12.  INDUSTRY SEGMENTS

The following tables show our net sales and operating income by our operating segments (in thousands):


                                        Three Months Ended September 30,
                              ----------------------------------------------------
                                     2008                        2007
                              ------------------------   -------------------------
                                 Net       Operating       Net         Operating
                                Sales    Income (Loss)    Sales      Income (Loss)
                              ---------  -------------   ---------  --------------
Engine Management ........     $135,502     $  6,900      $130,513     $  8,334
Temperature Control ......       53,697        1,076        60,124        3,288
Europe ...................       11,536         (111)       11,161          588
All Other ................        2,203       (2,292)        4,371       (3,059)
                               --------     --------      --------     --------
Consolidated .............     $202,938     $  5,573      $206,169     $  9,151
                               ========     ========      ========     ========



                                       Nine Months Ended September 30,
                              ----------------------------------------------------
                                     2008                        2007
                              ------------------------   -------------------------
                                 Net       Operating       Net         Operating
                                Sales    Income (Loss)    Sales      Income (Loss)
                              ---------  -------------   ---------  --------------
Engine Management ........     $417,346     $ 20,114      $406,039     $ 32,264
Temperature Control ......      164,759        3,444       174,262        8,914
Europe ...................       35,343          758        32,850        1,967
All Other ................        8,917       (9,888)        9,783      (12,722)
                               --------     --------      --------     --------
Consolidated .............     $626,365     $ 14,428      $622,934     $ 30,423
                               ========     ========      ========     ========


NOTE 13.  COMMITMENTS AND CONTINGENCIES

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES indemnity and defense thereof. At September 30, 2008, approximately 3,620 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2008, the amounts paid for settled claims are approximately $6.5 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement and expect to receive $1.3 million from the carrier before the end of the year.

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

The most recent actuarial study was performed as of August 31, 2008. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.3 million to $69.2 million for the period through 2059. The change from the prior year study was a $1.5 million increase for the low end of the range and a $14 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements. Accordingly, an incremental $2.1 million provision in our discontinued operation was added to the asbestos accrual in September 2008 increasing the reserve to approximately $25.3 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $19.1 million to $32.1 million during the same period.

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

ANTITRUST LITIGATION. In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition For A Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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

WARRANTIES. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of September 30, 2008 and 2007, we have accrued $12.3 million and $14.4 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

                                                        -------------------------------------------------
                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                        ------------------------   ---------------------
                                                           2008           2007        2008        2007
                                                        ------------    --------    --------    --------

Balance, beginning of period............................$     13,115    $ 14,715    $ 11,317    $ 11,704
Liabilities accrued for current year sales ..............     12,020      11,472      35,934      37,870
Settlements of warranty claims ..........................    (12,818)    (11,814)    (34,934)    (35,201)
                                                        ------------    --------    --------    --------
Balance, end of period..................................$     12,317    $ 14,373    $ 12,317    $ 14,373
                                                        ============    ========    ========    ========

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

We place significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions. In that regard, we are closing our manufacturing operations in Edwardsville, Kansas, closing and consolidating our distribution operations in Reno, Nevada, integrating operations in Mexico, and have closed our Fort Worth, Texas, Long Island City, New York, and Puerto Rico manufacturing operations.

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

In order to better control warranty and overstock return levels, we tightened the rules for authorized warranty returns, placed further restrictions on the amounts customers can return and instituted a program so that our management can better estimate potential future product returns. Despite these additional controls, in the fourth quarter of 2007, we experienced significant overstock returns as customers reduced their working capital levels in response to a difficult economic climate. During 2008, we are establishing reserves for overstock returns which reflect the impact of the significant returns experienced in the fourth quarter of 2007. In addition, with respect to our air conditioning compressors, our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete AC system repair was performed.

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

INTERIM RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THREE MONTHS ENDED SEPTEMBER 30, 2007

SALES. Consolidated net sales for the three months ended September 30, 2008 were $202.9 million, a decrease of $3.3 million, or 1.6%, compared to $206.2 million in the same period of 2007. The decrease in consolidated net sales resulted primarily from decreases in net sales of $6.4 million in our Temperature Control Segment and $2.2 million in our Other Operating Segment, which consists primarily of our Canadian operations, partially offset by growth in our Engine Management operations which recorded an increase in net sales of $5 million or 3.8% as a result of increased sales volumes in our retail division and a reduction in customer returns. The decline in Temperature Control and the Other Operating Segment net sales was the result of price reductions initiated in 2008 to compete against low cost Chinese imports of new compressors and a decline in sales volumes in our traditional and retail sales markets due to rising gas prices and economic concerns negatively impacting consumer driving behavior.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 24% in the third quarter of 2008, compared to 26.5% in the third quarter of 2007. The decrease resulted primarily from decreases in Engine Management margins of 3 percentage points and Temperature Control margins of 1.6 percentage points. The decrease in the Engine Management margin was primarily due to unabsorbed overhead during our planned closure of two manufacturing facilities, start up and training costs at our new Mexico facility, and an increase in sales from our OES customers with lower margins. The Temperature Control Segment's decrease resulted primarily from price reductions initiated in 2008 to compete against low cost Chinese imports and lower demand that resulted in unfavorable manufacturing variances due to low production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased by $1.6 million to $41.3 million or 20.3% of consolidated net sales, in the third quarter of 2008, as compared to $42.9 million, or 20.8% of consolidated net sales in the third quarter of 2007. The decrease in SG&A expenses is due primarily to the benefit recognized from the post-retirement benefit plan amendment, which benefit commenced in June 2008.

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring and integration expenses decreased to $1.9 million in the third quarter of 2008, compared to $2.6 million in the third quarter of 2007. The 2008 expenses related primarily to charges incurred in connection with the closure of our Puerto Rico manufacturing operations, the integration of operations to Mexico and for severance in connection with the consolidation of our Reno distribution operations and shutdown of our Edwardsville, Kansas manufacturing operations. Third quarter 2007 expenses related primarily to charges in connection with the closure of our Puerto Rico manufacturing operations, the integration of operations to Mexico and the closure of our Fort Worth, Texas production facility.

OPERATING INCOME. Operating income was $5.6 million in the third quarter of 2008, compared to $9.2 million in the third quarter of 2007. The decrease of $3.6 million was due primarily to lower gross margins as a percentage of sales driven by higher manufacturing costs from unabsorbed overhead during our planned transition to new manufacturing facilities offset by lower SG&A expenses reflecting the impact of our post-retirement benefit amendment and lower restructuring and integration expenses.

OTHER INCOME, NET. Other income, net in the third quarter of 2008 was $0.6 million lower than other income, net in the same period in 2007. Other income, net in the third quarter of 2008 included a $1.6 million gain on the repurchase of $20.6 million principal amount of our convertible debentures and the recognition of the deferred gain of $0.3 million on the sale of our Long Island City, New York property offset by losses from our joint ventures of $0.3 million and foreign exchange translation losses of $0.2 million.

INTEREST EXPENSE. Interest expense decreased by $1.5 million in the third quarter 2008 compared to the same period in 2007 due to lower average borrowing costs and lower average outstanding borrowings. Borrowings were lower in the third quarter of 2008 due to accounts receivable factoring programs initiated with some of our larger customers to accelerate collection of accounts receivable balances. Discount fees associated with the program of $0.4 million were recorded in SG&A.

INCOME TAX PROVISION. The income tax provision was $3.4 million in the third quarter of 2008 compared to $1.6 million for the same period in 2007. The income tax provision in the third quarter of 2008 reflects the impact of an increase in the estimated annual effective tax rate from 42.6% projected in the second quarter of 2008 to 49.5% projected in the third quarter of 2008. The effective tax rate for the third quarter of 2007 was 25.4%.

LOSS FROM DISCONTINUED OPERATION. Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2008 and 2007 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability. During the third quarter of 2008 and 2007, we recorded a loss of $1.6 million and $2.1 million from discontinued operations, respectively. The loss from discontinued operations for the third quarter of 2008 and 2007 reflects a $2.1 million and $2.8 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2008 and 2007 actuarial studies, as well as legal fees incurred in litigation. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 TO NINE MONTHS ENDED SEPTEMBER 30, 2007

SALES. Consolidated net sales for the nine months ended September 30, 2008 were $626.4 million, an increase of $3.5 million, or 0.6%, compared to $622.9 million in the same period of 2007. The increase in consolidated net sales resulted primarily from growth in Engine Management net sales which increased $11.3 million or 2.8% and an increase of $2.5 million in our European Segment partially offset by a decrease in net sales of $9.5 million or 5.5% in our Temperature Control Segment. The Engine Management sales growth was mainly due to continued sales volume increases from our OES customers. The European Segment witnessed increased sales volumes due to new product introductions. The decline in Temperature Control net sales is the result of price reductions initiated in 2008 to compete against low cost Chinese imports and a decrease in our traditional market sales.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased to 23.7% for the nine months ended September 30, 2008 compared to 26.2% in the same period of 2007. The lower gross margin resulted from decreases in Engine Management margins of 3 percentage points, Temperature Control margins of 2.6 percentage points and European Segment of 0.5 percentage points offset, in part, by a 0.7 percentage point increase in margin in our Other Operating Segment, which consists primarily of our Canadian operations. The decrease in the Engine Management margin was primarily due to unabsorbed fixed costs in our planned closure of the Puerto Rico and Long Island City, New York manufacturing plants, start up and training costs at our new Mexico plant, and an increase in sales from our OES customers with lower margins. Temperature Control's gross margin decrease resulted primarily from price reductions initiated in 2008 and changes in product mix where sales of lower margin products have increased. Europe's decrease in gross margin was due to unfavorable exchange rates on increased raw material procurements, partially offset by a shift in raw material procurements from Asia. The increase in gross margin of our Other Operating Segment was due to a foreign exchange benefit on procurement costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) decreased by $0.8 million to $128.1 million in the nine months ended September 30, 2008, as compared to $128.9 million for the nine months ended September 30, 2007. The decrease in SG&A expenses is due primarily to the benefit recognized from the post-retirement benefit plan amendment, which benefit commenced in June 2008, and other cost reduction efforts partially offset by discount fees of $0.7 million related to our customer accounts receivable factoring program. As a percentage of net sales, SG&A expenses decreased to 20.4% in the three quarters of 2008 as compared to 20.7% in the comparable period in 2007.

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring and integration expenses increased to $6.1 million for the nine months ended September 30, 2008, compared to $3.9 million in the same period of 2007. The 2008 expenses related primarily to charges incurred in connection with the shutdown of our Long Island City, New York manufacturing operations, the closure of our Puerto Rico manufacturing operations, the integration of operations to Mexico and for severance in connection with the consolidation of our Reno distribution operations and shutdown of our Edwardsville, Kansas manufacturing operations. Restructuring and integration expense for 2007 related primarily to charges in connection with the closure of our Puerto Rico production operations, integration of operations in Mexico, and the closure of our Fort Worth, Texas production facility.

OPERATING INCOME. Operating income was $14.4 million in the nine months ended September 30, 2008, compared to $30.4 million in 2007. The decrease of $16 million was due primarily to lower gross margins as a percentage of sales driven by higher cost of goods sold due to unabsorbed fixed costs during our planned transition to new manufacturing facilities, and increased restructuring and integration expenses which more than offset the increase in consolidated net sales and benefit received from the post-retirement plan amendment.

OTHER INCOME, NET. Other income, net increased to $21.7 million for the nine months ended September 30, 2008, compared to $2.9 million in the same period of 2007. During 2008, we completed the sale of our Long Island City, New York property for a purchase price of $40.6 million resulting in a recognized gain in 2008 of $21.6 million, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property. In addition, other income, net during 2008 included a $1.6 million gain on the repurchase of $20.6 million principal amount of our convertible debentures.

INTEREST EXPENSE. Interest expense decreased by $3.5 million during the first nine months of 2008 compared to the same period in 2007 mainly due to lower average borrowing costs and lower average borrowings. Borrowings were lower in the first nine months of 2008 due to accounts receivable factoring programs initiated with some of our larger customers to accelerate collection of accounts receivable balances. Discount fees associated with the program of $0.7 million were recorded in SG&A.

INCOME TAX PROVISION. The income tax provision was $12.7 million for the nine months ended September 30, 2008, compared to $6 million for the same period in 2007. The increase was due to higher earnings and a higher effective tax rate, which is 49.5% in 2008 compared to 31% in the same period of 2007. The 2008 rate was higher primarily due to the differences in the mix of domestic and foreign earnings as a result of the gain on the sale of the Long Island City, New York property, the tax impact of the non-deductibility of a portion of the $5 million distribution to a participant in the unfunded supplemental executive retirement plan, and a tollgate tax on our operations in Puerto Rico. The 2007 rate was reduced by a benefit from discreet items.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2008 and 2007 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability. During nine months ended September 30, 2008 and 2007, we recorded a loss of $2.2 million and $2.8 million from discontinued operations, respectively. The loss from discontinued operations for the nine months ended 2008 and 2007 reflects a $2.1 million and $2.8 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2008 and 2007 actuarial studies, as well as legal fees incurred in litigation. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During the nine months of 2008, cash used in operations amounted to $0.7 million compared to cash used in operations of $12.3 million in the same period of 2007. The year-over-year improvement in cash used in operations is primarily the result of improved working capital management when compared to the same period last year. During the first nine months of 2008, we began a program to sell undivided interests in certain of our receivables which improved our year-over-year comparison. Further working capital management improvements were realized during the first nine months of 2008 as inventory was reduced from levels built up in 2007 in preparation for our production facility moves, and accounts payable balances increased.

INVESTING ACTIVITIES. Cash provided by investing activities was $25.7 million in the nine months of 2008, compared to cash used in investing activities of $5.3 million in the same period of 2007. Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property and $3.6 million paid relating to the purchase of certain assets from a third party. Capital expenditures in the first nine months of 2008 were $8 million compared to $9.6 million in the comparable period last year.

FINANCING ACTIVITIES. Cash used in financing activities was $25 million in the nine months of 2008, compared to cash provided by financing activities of $12.3 million in the same period of 2007. During the first nine months of 2008, we were able to reduce our total borrowings using the net cash proceeds received from the sale of the Long Island City, New York property and proceeds received from our improved working capital management. During the first nine months of 2008, we defeased the remaining $7.8 million mortgage loan on our Long Island City, New York property and repurchased $20.6 million principal amount of our 6.75% debentures. During the first nine months of 2007, proceeds from the exercise of employee stock options was $4.2 million and we purchased $5 million of our common stock.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $75.3 million available for us to borrow pursuant to the formula at September 30, 2008, of which $24.4 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At September 30, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 3.8% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $152 million and $148.7 million at September 30, 2008 and December 31, 2007, respectively.

At any time that our borrowing availability in the aggregate is less than $30 million and until such time that we have maintained an average borrowing availability in the aggregate of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. In addition, the restated credit agreement provides that, beginning on January 15, 2008 and on a quarterly basis thereafter, a certain amount of our borrowing availability shall be reserved for the repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. As of September 30, 2008, our required amount is $24.4 million. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Our European subsidiary has revolving credit facilities which, at September 30, 2008, provide for a line of credit up to $9.5 million. The amount of short-term bank borrowings outstanding under these facilities was $8 million on September 30, 2008 and December 31, 2007. The weighted average interest rate on these borrowings on September 30, 2008 was 6.2% and December 31, 2007 was 6.7%.


In July 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures carry an interest rate of 6.75%, payable semi-annually. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase. We intend to fund any such purchases from available cash. In the third quarter 2008, we repurchased $20.6 million principal amount of the debentures resulting in a third quarter gain on the repurchase of $1.6 million. In October and November 2008, we repurchased in the aggregate an additional $9.5 million principal amount of the debentures resulting in a gain of $1 million, which will be recorded in the fourth quarter of 2008. As of September 30, 2008, the convertible debentures are convertible into 2,157,455 shares of our common stock at the option of the holder. Any such repurchases may be suspended or discontinued at any time.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $83.4 million of receivables for the nine months ended September 30, 2008. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." A charge in the amount of $0.4 million and $0.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statement of operations for the three and nine months ended September 30, 2008, respectively.

Our profitability and working capital requirements are seasonal due to the sales mix of Temperature Control products. Our working capital requirements usually peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales begin to be received. These increased working capital requirements are funded by borrowings from our lines of credit. We anticipate that our present sources of funds will continue to be adequate to meet our financing needs over the next twelve months. We continue to evaluate alternative sources to further improve the liquidity of our business and to fund the refinance, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures, which may include cash, securities or a combination thereof. The timing, terms, size, and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, we have a significant amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, or limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements. If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2007.

The following table summarizes our contractual commitments as of September 30, 2008 and expiration dates of commitments through 2018:


(IN THOUSANDS)                  4Q 08       2009        2010       2011       2012    2013-2018    TOTAL
----------------------------------------------------------------------------------------------------------
Principal payments of
    long term debt (1) (2) ..   $     39   $ 61,062   $    119   $    119   $     85   $   --     $ 61,424
Operating leases (1) ........      2,568      9,392      6,770      5,731      5,178     21,977     51,616
Post retirement benefits ....        251      1,100      1,134      1,163      1,221     11,994     16,863
Severance payments related
 to restructuring and
 integration ................      1,126      3,248        311        311        280      2,185      7,461
                                --------   --------   --------   --------   --------   --------   --------
          Total commitments..   $  3,984   $ 74,802   $  8,334   $  7,324   $  6,764   $ 36,156   $137,364
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

(2) In July 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million that are scheduled to mature on July 15, 2009. In the third quarter of 2008, we repurchased $20.6 million principal amount of the debentures resulting in a gain on the repurchase of $1.6 million. In October and November 2008, we repurchased in the aggregate an additional $9.5 million principal amount of the debentures resulting in a gain of $1 million. Refer to
         Note 7 in the notes to our consolidated financial statements for further details.



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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2008, the allowance for sales returns was $30.4 million. Similarly, management must make estimates of the collectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2008, the allowance for doubtful accounts and for discounts was $10.1 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2008, we had a valuation allowance of $26.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Our aggregate environmental related accrual as of September 30, 2008 of $2 million declined $0.4 million from an accrual of $2.4 million as of December 31, 2007 reflecting the impact of cash payments made during the nine months ended September 30, 2008. The environmental related accrual relates primarily to the Long Island City, New York property. Such estimates may or may not include potential recoveries from insurers or other third parties and are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. We did not incur any environmental remediation expense for the quarter ended September 30, 2008.

ASBESTOS RESERVE - We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2008 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.3 million to $69.2 million for the period through 2059. As a result, in September 2008 an incremental $2.1 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $25.3 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements. In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $19.1 million to $32.1 million during the same period. We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation. The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to an agreement with an insurance carrier for certain asbestos-related claims. See Note 13 of notes to our consolidated financial statements.

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

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, which for us is the fiscal year ending December 31, 2008. The adoption of SFAS 161 will have an impact on the manner in which we would disclose any derivative or hedging activities, if present.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro and the Hong Kong dollar. As of September 30, 2008 and December 31, 2007, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 69.8% at September 30, 2008 and 61.7% at December 31, 2007.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the quarter ended September 30, 2008, we have not made any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At September 30, 2008, approximately 3,620 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2008, the amounts paid for settled claims are approximately $6.5 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement and expect to receive $1.3 million from the carrier before the end of the year.

In November 2004, the Company was served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by the Company and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006; however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff's allegations of wrongdoing and believe we have meritorious defenses to the plaintiff's claims. We intend to defend vigorously this lawsuit.

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


                                           STANDARD MOTOR PRODUCTS, INC.
                                                   (Registrant)




Date: November 6, 2008                     /S/ JAMES J. BURKE
                                           ------------------
                                           James J. Burke
                                           Vice President Finance,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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