Form 10-K
period 2008-12-31
STANDARD MOTOR PRODUCTS INC
filed 2009-03-12
CIK 93389

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSACTION PERIOD FROM ____ TO ____

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
          -------------------                       -----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|
Accelerated Filer |X|
Non-Accelerated Filer |_| (Do not check if a smaller reporting company) Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2008 (the last business day of registrant's most recently completed second fiscal quarter) of $8.16 per share held by non-affiliates of the registrant was $114,872,669. For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 28, 2009, there were 18,764,316 outstanding shares of the registrant's common stock, par value $2.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant's definitive proxy statement relating to its annual meeting of stockholders to be held on May 21, 2009.
================================================================================

                          STANDARD MOTOR PRODUCTS, INC.

                                      INDEX

PART I.                                                                 PAGE NO.
                                                                        --------
Item 1.......Business ..................................................... 3

Item 1A......Risk Factors..................................................13

Item 1B......Unresolved Staff Comments.....................................19

Item 2.      Properties....................................................20

Item 3.      Legal Proceedings.............................................21

Item 4.      Submission of Matters to a Vote of Security Holders...........21

PART II.

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.............22

Item 6.      Selected Financial Data.......................................24

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....40

Item 8.      Financial Statements and Supplementary Data...................41

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................90

Item 9A.     Controls and Procedures.......................................90

Item 9B.     Other Information.............................................90

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance........91

Item 11.     Executive Compensation........................................91

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters....................91

Item 13.     Certain Relationships and Related Transactions, and
             Director Independence ........................................91

Item 14.     Principal Accounting Fees and Services........................91

PART IV.

Item 15.     Exhibits, Financial Statement Schedules.......................92

             Signatures....................................................93

                                     PART I

IN THIS ANNUAL REPORT ON FORM 10-K, "STANDARD MOTOR PRODUCTS," "WE," "US," "OUR" AND THE "COMPANY" REFER TO STANDARD MOTOR PRODUCTS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT REQUIRES OTHERWISE. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE INDICATED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "BELIEVES," "INTENDS," "PLANS," "ESTIMATES," "PROJECTS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS BASED ON CURRENT INFORMATION AND ASSUMPTIONS AND ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE WHICH ARE ANTICIPATED OR PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, OUR SUBSTANTIAL LEVERAGE; ECONOMIC AND MARKET CONDITIONS (INCLUDING ACCESS TO CREDIT AND FINANCIAL MARKETS); THE PERFORMANCE OF THE AFTERMARKET SECTOR; CHANGES IN BUSINESS RELATIONSHIPS WITH OUR MAJOR CUSTOMERS AND IN THE TIMING, SIZE AND CONTINUATION OF OUR CUSTOMERS' PROGRAMS; CHANGES IN THE PRODUCT MIX AND DISTRIBUTION CHANNEL MIX; THE ABILITY OF OUR CUSTOMERS TO ACHIEVE THEIR PROJECTED SALES; COMPETITIVE PRODUCT AND PRICING PRESSURES; INCREASES IN PRODUCTION OR MATERIAL COSTS THAT CANNOT BE RECOUPED IN PRODUCT PRICING; SUCCESSFUL INTEGRATION OF ACQUIRED BUSINESSES; OUR ABILITY TO ACHIEVE COST SAVINGS FROM OUR RESTRUCTURING INITIATIVES; PRODUCT LIABILITY AND ENVIRONMENTAL MATTERS (INCLUDING, WITHOUT LIMITATION, THOSE RELATED TO ASBESTOS-RELATED CONTINGENT LIABILITIES AND REMEDIATION COSTS AT CERTAIN PROPERTIES); AS WELL AS OTHER RISKS AND UNCERTAINTIES, SUCH AS THOSE DESCRIBED UNDER RISK FACTORS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND THOSE DETAILED HEREIN AND FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SEC. FORWARD-LOOKING STATEMENTS ARE MADE ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE THE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, HISTORICAL INFORMATION SHOULD NOT BE CONSIDERED AS AN INDICATOR OF FUTURE PERFORMANCE.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, O'Reilly Automotive/CSK Auto, Canadian Tire and Pep Boys. Our customers also include national program distribution groups and specialty market distributors. We distribute parts under our own brand names, such as Standard, ACi, BWD, Hayden and Four Seasons, and through private labels, such as CARQUEST and NAPA Echlin.

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

      o IMPROVE OPERATING EFFICIENCY AND COST POSITION. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

            o increasing cost-effective vertical integration in key product lines through internal development;
            o     focusing on integrated supply chain management;
            o maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia.
            o enhancing company-wide programs geared toward manufacturing and distribution efficiency; and
            o focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

      o CASH UTILIZATION. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness.

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

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing new automobiles, which benefits the automotive aftermarket industry, including suppliers like us. Current global economic and financial market conditions, including severe disruptions in credit markets and the potential for a significant and prolonged global economic recession, have adversely affected, and may continue to adversely affect, the volume of new cars and truck sales, which could also benefit the automotive aftermarket.

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry's performance primarily tends to follow different trends, such as:

      o     growth in number of vehicles on the road;
      o     increase in average vehicle age;
      o     change in total miles driven per year;
      o     new and modified environmental regulations;
      o     increase in pricing of new cars;
      o     new car quality and related warranties; and
      o     change in average fuel prices.

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

FINANCIAL INFORMATION ABOUT OUR OPERATING SEGMENTS

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2008. Our three reportable operating segments are Engine Management, Temperature Control and Europe.

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                    -----------------------------------------------------------------
                                           2008                   2007                   2006
                                    -------------------    -------------------    -------------------
                                                 % OF                   % OF                   % OF
                                     AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL
                                    --------   --------    --------   --------    --------   --------
                                                          (DOLLARS IN THOUSANDS)
ENGINE MANAGEMENT:
  Ignition and Emission Parts ....  $437,693       56.4%   $425,758       53.9%   $436,238       53.7%
  Wires and Cables ...............    90,464       11.7%    101,483       12.8%    106,983       13.2%
                                    --------   --------    --------   --------    --------   --------
TOTAL ENGINE MANAGEMENT ..........   528,157       68.1%    527,241       66.7%    543,221       66.9%
                                    --------   --------    --------   --------    --------   --------
TEMPERATURE CONTROL:
  Compressors ....................    83,765       10.8%     94,416       12.0%     96,171       11.8%
  Other Climate Control Parts ....   110,406       14.3%    113,188       14.3%    114,931       14.2%
                                    --------   --------    --------   --------    --------   --------
TOTAL TEMPERATURE CONTROL ........   194,171       25.1%    207,604       26.3%    211,102       26.0%
                                    --------   --------    --------   --------    --------   --------
EUROPE:
  Engine Management Parts ........    41,956        5.4%     39,329        5.0%     30,297        3.7%
  Temperature Control Parts ......     2,249        0.3%      2,881        0.3%     16,747        2.1%
                                    --------   --------    --------   --------    --------   --------
TOTAL EUROPE .....................    44,205        5.7%     42,210        5.3%     47,044        5.8%
                                    --------   --------    --------   --------    --------   --------
ALL OTHER ........................     8,708        1.1%     13,130        1.7%     10,657        1.3%
                                    --------   --------    --------   --------    --------   --------
      TOTAL ......................  $775,241        100%   $790,185        100%   $812,024        100%
                                    ========   ========    ========   ========    ========   ========

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2008.

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                    -----------------------------------------------------------------
                                           2008                   2007                   2006
                                    -------------------    -------------------    -------------------
                                   OPERATING              OPERATING              OPERATING
                                     PROFIT  IDENTIFIABLE   PROFIT  IDENTIFIABLE   PROFIT  IDENTIFIABLE
                                     (LOSS)     ASSETS      (LOSS)     ASSETS      (LOSS)     ASSETS
                                    --------   --------    --------   --------    --------   --------
                                                              (IN THOUSANDS)
Engine Management ................  $(24,935)  $340,713    $ 28,109   $443,465    $ 41,249   $430,158
Temperature Control ..............     2,331    112,259      10,215    113,440      11,954    109,734
Europe ...........................       510     26,637         968     36,538          46     26,708
All Other ........................   (16,194)    95,418     (15,878)    84,649     (16,284)    73,492
                                    --------   --------    --------   --------    --------   --------
  Total ..........................  $(38,288)  $575,027    $ 23,414   $678,092    $ 36,965   $640,092
                                    ========   ========    ========   ========    ========   ========

"All Other" consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

ENGINE MANAGEMENT SEGMENT

BREADTH OF PRODUCTS. We manufacture a full line of engine management replacement parts including distributor caps and rotors, electronic ignition control modules, voltage regulators, coils, switches, emission sensors, EGR valves and many other engine management components under our brand names Standard and BWD, and through private labels such as CARQUEST and NAPA Echlin. We are a basic manufacturer of many of the engine management parts we market. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia. In our Engine Management Segment, replacement parts for ignition and emission control systems accounted for approximately 56%, of our consolidated net sales in 2008 and 54% of our consolidated net sales in each of 2007 and 2006.

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

Government emissions laws have been implemented throughout the majority of the United States. The Clean Air Act imposes strict emissions control test standards on existing and new vehicles, and remains the preeminent legislation in the area of vehicle emissions. As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions. Automobiles must now comply with emissions standards from the time they were manufactured and, in most states, until the last day they are in use. This law and other government emissions laws have had, and we expect it to continue to have, a positive impact on sales of our ignition and emission controls parts since vehicles failing these laws may require repairs utilizing parts sold by us.

Our sales of sensors, valves, solenoids and related parts have increased steadily as automobile manufacturers equip their cars with more complex engine management systems.

WIRE AND CABLE PRODUCTS. Wire and cable parts accounted for approximately 12% of our consolidated net sales in 2008, and 13% of our consolidated net sales in each of 2007 and 2006. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile's electrical system.

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

TEMPERATURE CONTROL SEGMENT

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons, Factory Air, Hayden, Imperial and ACi and through private labels such as CARQUEST, NAPA Echlin and Murray. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors and windshield washer pumps. Our temperature control products accounted for approximately 25% of our consolidated net sales in 2008, and 26% in each of 2007 and 2006.

Due to increasing offshore competitive price pressure, our Temperature Control business made several changes within its manufacturing portfolio. We have outsourced the manufacturing of several major AC product groups to low cost areas such as those in Asia, and have implemented plans to consolidate manufacturing facilities. In addition, we continue to increase production of remanufactured compressors in our facility in Reynosa, Mexico.

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

EUROPE SEGMENT

Our European Segment is conducted through our wholly-owned subsidiary, Standard Motor Products (SMP) Holdings Limited located in Nottingham, England. SMP Holdings Limited manufactures and distributes a broad line of engine management products primarily to customers in Europe under our own brand names which include Intermotor, Kerr Nelson, Lemark and Blue Streak and through private labels such as Lucas. In December 2008, SMP Holdings Limited acquired the remaining ownership interest of its joint venture partner in Blue Streak Europe increasing its ownership interest to 100%. Blue Streak Europe supplies rebuilt engine computers for the European market. In addition, our European Segment continues to remanufacture and distribute, to a lesser degree, air conditioner compressors for the European market.

Since inception, SMP Holdings Limited has made a series of smaller acquisitions supplementing its Engine Management business. In January 1999, we acquired Webcon UK Limited, an assembler and distributor of fuel system components, which we subsequently divested in June 2003. In January 1999, Blue Streak Europe acquired Injection Correction UK LTD, a subsidiary of Webcon, and in September 2001, acquired TRW Inc.'s electronic control unit remanufacturing division. In April 1999, we acquired Lemark Auto Accessories, a supplier of wire sets. In April 2002, the wire business was further expanded by acquiring Carol Cable Limited, a manufacturer and distributor of wire. In April 2006, we acquired substantially all of the assets of Biazet EI's ignition and coil business in Poland. Subsequently, we relocated certain of our UK manufacturing operations to our facility in Poland. In December 2007, we acquired Kerr Nelson Ltd., a manufacturer and distributor of wire sets.

Our European Segment accounted for approximately 6%, 5% and 6% of our consolidated net sales in 2008, 2007 and 2006, respectively. Aftermarket margins are under pressure, while volumes are in a general decline in the ignition line. We have responded to the adverse market conditions by reducing manufacturing costs through consolidating certain facilities and outsourcing products to low cost areas.

FINANCIAL INFORMATION ABOUT OUR FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2008.

                                      YEAR ENDED
                                     DECEMBER 31,
                            ------------------------------
                              2008       2007       2006
                            --------   --------   --------
                                    (IN THOUSANDS)
United States ...........   $650,498   $663,534   $688,030
Canada ..................     51,886     53,901     48,537
Europe ..................     44,205     42,210     47,044
Other International .....     28,652     30,540     28,413
                            --------   --------   --------
    Total ...............   $775,241   $790,185   $812,024
                            ========   ========   ========

The table below shows our long-lived assets by geographical area for the three years ended December 31, 2008.

                                      YEAR ENDED
                                     DECEMBER 31,
                            ------------------------------
                              2008       2007       2006
                            --------   --------   --------
                                    (IN THOUSANDS)
United States ...........   $ 89,528   $136,029   $144,208
Europe ..................      5,714      8,883      4,821
Canada ..................      3,540      3,954      4,014
Other International .....        605        680        778
                            --------   --------   --------
    Total ...............   $ 99,387   $149,546   $153,821
                            ========   ========   ========

SALES AND DISTRIBUTION

In the traditional distribution channel, we sell our products to warehouse distributors, who supply auto parts jobbers, who in turn sell to professional technicians and to consumers who perform automotive repairs themselves. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobbers. In the retail distribution channel, customers buy directly from us and sell directly to technicians and "do-it-yourselfers." Retailers are also consolidating with other retailers and have expanded into the jobber market, adding additional competition in the "do-it-for-me" business segment targeting the professional technician.

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

CUSTOMERS

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers. Our warehouse distributor customers include CARQUEST and NAPA Auto Parts, and several large independent distributors affiliated with industry marketing group associations. These associations include The Aftermarket Auto Parts Alliance, The Automotive Distribution Network, Federated Auto Parts and National Pronto Association. Our retail customers include Advance Auto Parts, AutoZone, O'Reilly Automotive/CSK Auto, Canadian Tire and Pep Boys. In 2008, our consolidated net sales to our major market channels consisted of $363 million to our traditional customers, $254 million to our retail customers, $94 million to our OE/OES customers, and $64 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for 53% of our consolidated net sales in 2008, 50% of our consolidated net sales in 2007 and 51% of our consolidated net sales in 2006. Three individual customers accounted for 16%, 15% and 15%, respectively, of consolidated net sales in 2008, and two individual customers accounted for 17% and 15%, respectively, of consolidated net sales in 2007, and 18% and 14%, respectively, of consolidated net sales in 2006.

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

In the Engine Management business, we are one of the leading independent manufacturers in the United States. Our competitors include AC Delco, Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc.

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

WORKING CAPITAL MANAGEMENT

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage due to parts and brand proliferation. In response to this, we have made, and continue to make, changes to our inventory management system designed to reduce inventory requirements. We upgraded our forecasting system in our Engine Management and Temperature Control Segments that will help us better manage our inventory levels and improve inventory turns, although in recent years, inventory levels increased significantly as we built bridge inventory levels to meet customer demand during our facility relocation moves. We have a pack-to-order distribution system, which permits us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also expanded our management system to improve inventory deployment, enhance our collaboration with customers on forecasts, and further integrate our supply chain both to customers and suppliers.

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

We purchase materials in the U.S. and foreign open markets and have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores for air conditioning compressors, we obtain them either from exchanges with customers who return cores subsequent to purchasing remanufactured parts or through direct purchases from a network of core brokers. In addition, we acquire certain materials by purchasing products that are resold into the market, particularly by OEM sources and other domestic and foreign suppliers.

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality, low cost supply of key components for each product line, we continue to develop our own sources through internal manufacturing capacity. Throughout most of 2008, prices of steel, aluminum, copper and other commodities have risen but in the fourth quarter of 2008, commodity prices have decreased to more normalized levels. These increases did not have a material impact on us, as we are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially affect our business or results of operations.

PRODUCTION AND ENGINEERING

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors. We have found this level of vertical integration to provide advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. In addition, our strategy includes sourcing an increasing number of finished goods and component parts from low cost countries such as those in Asia.

EMPLOYEES

As of December 31, 2008, we employed approximately 2,300 people in the United States, and 800 people in Mexico, Canada, Europe and Hong Kong. Of these, approximately 1,500 are production employees. We operate primarily in non-union facilities and have binding labor agreements with the workers at other unionized facilities. We have approximately 125 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") that expires in April 2009. In September 2008, we entered into an agreement with UAW regarding the shutdown of our manufacturing operations at Edwardsville, Kansas; distribution operations will continue at Edwardsville. We also have union relationships in Mexico with agreements negotiated at various intervals. The current union agreements in Mexico cover approximately 500 employees and expire in December 2009 and January 2010.

We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

INSURANCE

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $50 million for umbrella liability coverage. We also maintain environmental insurance of $10 million, covering our existing U.S. and Canadian facilities. One of our facilities is currently undergoing testing for potential environmental remediation. The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims. Historically, we have not experienced casualty losses in any year in excess of our coverage. However, there can be no assurances that liability losses in the future will not exceed our coverage.

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

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW. THESE RISKS AND UNCERTAINTIES ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR OTHER FACTORS NOT PERCEIVED BY US TO PRESENT SIGNIFICANT RISKS TO OUR BUSINESS AT THIS TIME ALSO MAY IMPAIR OUR BUSINESS AND RESULTS OF OPERATIONS. IF ANY OF THE STATED RISKS ACTUALLY OCCUR THEY COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS.

OUR SUBSTANTIAL INDEBTEDNESS COULD NEGATIVELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR CONVERTIBLE DEBENTURES.

We have a significant amount of indebtedness. As of December 31, 2008, our total outstanding indebtedness was $194.2 million. We incurred $90 million of indebtedness in July 1999 from the sale of our convertible debentures, of which $44.9 million of principal is outstanding as of December 31, 2008. We have an existing revolving bank credit facility of $275 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2008, we had $143.2 million of outstanding indebtedness and approximately $54.4 million of availability under this revolving credit facility. Our substantial indebtedness could:

      o make it more difficult to satisfy our obligations with respect to our convertible debentures;
      o increase our vulnerability to general adverse economic and industry conditions;
      o limit our ability to obtain additional financing or borrow additional funds;
      o     limit our ability to pay future dividends;
      o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
      o require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness and the redemption of our convertible debentures instead of for funding working capital, capital expenditures, acquisitions or for other general corporate purposes; and
      o increase the amount of interest expense that we have to pay because some of our borrowings are at variable rates of interest, which, as interest rates increase, would result in a higher interest expense.

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

WE MAY NOT BE ABLE TO GENERATE THE SIGNIFICANT AMOUNT OF CASH NEEDED TO SERVICE OUR INDEBTEDNESS AND FUND OUR FUTURE OPERATIONS.

Our ability either to make payments on or to refinance our indebtedness, to redeem our convertible debentures, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, current conditions in the credit markets generally, and those related to the automotive sector specifically, including the ability of vendors to factor receivables from customers, could result in reduced cash flow, or increased challenges in obtaining additional financing or refinancing. Also, in operating our business we depend on the ability of our customers to pay timely the amounts we have billed and any disruption in our customers' ability to pay us because of financial difficulty, or otherwise, would have a negative impact on our cash flow.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next 12 months. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

      o     deferring or eliminating future cash dividends;
      o reducing or delaying capital expenditures or restructuring activities;
      o     reducing or delaying research and development efforts;
      o     selling assets;
      o deferring or refraining from pursuing certain strategic iniatives and acquisitions;
      o     refinancing our indebtedness; and
      o     seeking additional funding.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, including our convertible debentures, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

SOURCES OF FINANCING MAY NOT BE AVAILABLE TO US IN THE AMOUNT OR UNDER THE TERMS REQUIRED.

We may seek to access the credit and capital markets in order to repay at maturity or redeem our convertible debentures. Access to, and the costs of borrowing in, these markets depend in part on our credit ratings, which are currently below investment grade. We can give no assurance that our credit ratings will not decline further in the future, or that we can access these markets at all. Further downgrades of these ratings would increase our costs of borrowing and could adversely affect our liquidity. Additionally, the current state of the credit and capital markets has resulted in severely constrained liquidity conditions owing to a reevaluation of the risk attributable primarily, but not limited, to the U.S. sub-prime mortgage crisis. Continuation of such constraints may increase our costs of borrowing and could restrict our access to this potential source of future liquidity in order to repay at maturity or redeem our convertible debentures.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKETS CONDITIONS.

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with whom we do business. For example, end users may put off discretionary repairs or drive less miles thereby resulting in less need for our products. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND OUR SUCCESS DEPENDS ON OUR ABILITY TO COMPETE WITH SUPPLIERS OF AUTOMOTIVE AFTERMARKET PRODUCTS, SOME OF WHICH MAY HAVE SUBSTANTIALLY GREATER FINANCIAL, MARKETING AND OTHER RESOURCES THAN WE DO.

While we believe that our business is well positioned to compete in our two primary market segments, Engine Management and Temperature Control, the automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management business, our competitors include AC Delco, Delphi Corporation, Denso Corporation, Federal-Mogul Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc. In the Temperature Control business, we compete with AC Delco, Delphi Corporation, Denso Corporation, Sanden International, Inc., Proliance International, Inc., Continental/Siemens VDO Automotive and Visteon Corporation. In addition, automobile manufacturers supply many of the replacement parts we sell.

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

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace, the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to "win over" new business. We have in the past reduced prices to remain competitive and may have to do so again in the future. Price reductions have impacted our sales and profit margins and are expected to do so in the future. In addition, we are implementing ongoing facility integration efforts to further reduce costs. Our future profitability will depend in part upon the success of our integration plans, and our ability to respond to changes in the product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ACHIEVE THE COST SAVINGS THAT WE EXPECT FROM THE RESTRUCTURING OF OUR OPERATIONS.

We are implementing a number of cost savings programs. Although we expect to realize cost savings as a result of our restructuring plans, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect. We are currently rationalizing certain manufacturing operations in order to alleviate redundant capacity and reduce our cost structure. This restructuring will involve the movement of some U.S. production to Mexico. Our ability to achieve these cost savings could be affected by a number of factors. Changes in the amount, timing and character of charges related to restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures, or receipt of lower proceeds from such divestitures than currently is anticipated, could have a material adverse effect on us. Our cost savings is also predicated upon maintaining our sales levels.

WE DEPEND ON A LIMITED NUMBER OF KEY CUSTOMERS, AND THE LOSS OF ANY SUCH CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our five largest individual customers, including members of a marketing group, accounted for 53% of our consolidated net sales in 2008, 50% of consolidated net sales in 2007, and 51% of consolidated net sales in 2006. Three individual customers accounted for 16%, 15% and 15%, respectively, of consolidated net sales in 2008, and two individual customers accounted for 17% and 15%, respectively, of consolidated net sales in 2007, and 18% and 14%, respectively, of consolidated net sales in 2006. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

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

We accrue for warranty returns as a percentage of sales, after giving consideration to recent historical returns. While we believe that we make reasonable estimates for warranty returns in accordance with our revenue recognition policies, actual returns may differ from our estimates. We have in the past incurred, and may in the future incur, material losses and significant costs as a result of our customers returning products to us for warranty-related issues in excess of anticipated amounts. Deficiencies or defects in our products in the future may result in warranty returns and product recalls in excess of anticipated amounts and may have a material adverse effect on our business, financial condition and results of operations.

OUR PROFITABILITY MAY BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF OVERSTOCK INVENTORY-RELATED RETURNS BY OUR CUSTOMERS IN EXCESS OF ANTICIPATED AMOUNTS.

We permit overstock returns of inventory that may be either new or non-defective or non-obsolete but that we believe we can re-sell. Customers are generally limited to returning overstocked inventory according to a specified percentage of their annual purchases from us. In addition, a customer's annual allowance cannot be carried forward to the upcoming year.

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

OUR FUTURE PERFORMANCE MAY BE MATERIALLY ADVERSELY AFFECTED BY CHANGES IN TECHNOLOGIES AND IMPROVEMENTS IN THE QUALITY OF NEW VEHICLE PARTS.

Changes in automotive technologies, such as vehicles powered by fuel cells or electricity, could negatively affect sales to our aftermarket customers. These factors could result in less demand for our products thereby causing a decline in our results of operations or deterioration in our business and financial condition and may have a material adverse effect on our long-term performance.

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new and modified environmental regulations, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2008. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.3 million to $69.2 million for the period through 2059. The change from the prior year study was a $1.5 million increase for the low end of the range and a $14 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements. Accordingly, an incremental $2.1 million provision in our discontinued operation was added to the asbestos accrual in September 2008 increasing the reserve to approximately $25.3 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $19.1 million to $32.1 million during the same period.

At December 31, 2008, approximately 3,650 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001 through December 31, 2008, the amounts paid for settled claims are approximately $7.1 million. A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY INCUR LIABILITIES UNDER GOVERNMENT REGULATIONS AND ENVIRONMENTAL LAWS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Domestic and foreign political developments and government regulations and policies directly affect automotive consumer products in the United States and abroad. Regulations and policies relating to over-the-highway vehicles include standards established by the United States Department of Transportation for motor vehicle safety and emissions. The modification of existing laws, regulations or policies, or the adoption of new laws, regulations or policies, such as legislation offering incentives to remove older vehicles from the road, could have a material adverse effect on our business, financial condition and results of operations.

Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of materials, substances and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. Such environmental laws, including but not limited to those under the Comprehensive Environmental Response Compensation & Liability Act, may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors have been sent or otherwise come to be located.

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing testing for potential environmental remediation. Based upon the findings related to the testing, we increased our environmental reserve by $0.4 million in 2008. The testing and any environmental remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims. We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2008.

                                                                                                          OWNED OR
                                                                                               APPROX.   EXPIRATION
                          STATE OR                                                             SQUARE       DATE
       LOCATION            COUNTRY                  PRINCIPAL BUSINESS ACTIVITY                 FEET      OF LEASE
---------------------     --------     ---------------------------------------------------    --------    --------
                                                         ENGINE MANAGEMENT

Orlando                      FL        Manufacturing (Ignition)                                 50,640      2017
Mishawaka                    IN        Manufacturing                                           153,070      Owned
Edwardsville                 KS        Distribution (Wire)                                     355,000      Owned
Independence                 KS        Manufacturing                                           273,390      Owned
Wilson                       NC        Manufacturing (Ignition)                                 31,500      Owned
Long Island City             NY        Administration                                          103,500      2018
Greenville                   SC        Manufacturing (Ignition)                                181,525      Owned
Disputanta                   VA        Distribution (Ignition)                                 411,000      Owned
Hong Kong                   China      Manufacturing (Ignition)                                 21,350      2011
Reynosa                    Mexico      Manufacturing (Wire)                                    100,000      2014
Reynosa                    Mexico      Manufacturing (Ignition)                                110,000      2009

                                                        TEMPERATURE CONTROL

Corona                       CA        Manufacturing and Distribution                           78,200      2011
Lewisville                   TX        Administration and Distribution                         415,000      2016
Grapevine                    TX        Manufacturing                                           180,000      Owned
St. Thomas                 Canada      Manufacturing                                            40,000      Owned
Reynosa                    Mexico      Remanufacturing (Compressors)                            80,140      2009

                                                              EUROPE

Nottingham                 England     Administration and Distribution (Ignition and Wire)      35,520      2022
Wellingborough             England     Manufacturing (Wire)                                     19,380      2016
Bialystok                  Poland      Manufacturing (Ignition)                                 42,050      2011

                                                               OTHER

Mississauga                Canada      Administration and Distribution (Ignition, Wire,
                                       Temperature Control)                                    128,400      2016
Irving                       TX        Training Center                                          13,400      2009
Reynosa                    Mexico      Vacant                                                   62,500      2009

                                                        AVAILABLE FOR SALE

Reno                         NV        Vacant                                                   67,000      Owned
Nottingham                 England     Vacant                                                   29,000      Owned
Nottingham                 England     Vacant                                                   46,780      Owned

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

ITEM 3. LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2008, approximately 3,650 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through December 31, 2008, the amounts paid for settled claims are approximately $7.1 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement and received approximately $1.3 million for such claims in November 2008. We intend to submit additional asbestos-related claims to the insurance carrier for coverage. See Note 18 of the notes to consolidated financial statements for further discussion.

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

None.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange under the trading symbol "SMP." The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

                                                     HIGH      LOW      DIVIDEND
                                                     ----      ---      --------
FISCAL YEAR ENDED DECEMBER 31, 2008
First Quarter.....................................  $ 8.88    $ 5.76     $0.09
Second Quarter....................................    9.60      5.95      0.09
Third Quarter.....................................   10.02      6.20      0.09
Fourth Quarter....................................    6.45      2.17      0.09

FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter.....................................  $18.43    $14.48     $0.09
Second Quarter....................................   19.45     13.89      0.09
Third Quarter.....................................   16.70      7.37      0.09
Fourth Quarter....................................   10.25      7.35      0.09

The last reported sale price of our common stock on the NYSE on February 28, 2009 was $2.09 per share. As of February 28, 2009, there were 586 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our board of directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board. In January 2009, our board voted to suspend our quarterly dividend. Our revolving credit facility permits dividends and distributions by us provided specific conditions are met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2008 nor any repurchases of our common stock during the fourth quarter of 2008. For a discussion of our stock repurchases in 2007, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following graph compares the five year cumulative total return on the Company's Common Stock to the total returns on the Standard & Poor's 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company's Common Stock and each of the above indices on December 31, 2003 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock or the referenced indices.

                               [GRAPHIC OMITTED]


                                                        S&P 1500 Auto Parts
                                                            & Equipment
                                    SMP      S&P 500           Index
                                   ----      -------    -------------------
2003............................   $100        $100             $100
2004............................    133         110              101
2005............................     81         116               81
2006............................    135         135               85
2007............................     76         142              103
2008............................     35          90               48

* SOURCE: STANDARD & POOR'S

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2008. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                            -----------------------------------------------------------
                                              2008         2007         2006        2005         2004
                                              ----         ----         ----        ----         ----
                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Net sales ...........................    $775,241     $790,185     $812,024    $830,413     $824,283
   Gross profit ........................     184,156      202,275      205,221     185,980      194,993
   Goodwill and intangible asset
     impairment charges (1) (2) ........     (39,387)          --           --          --       (6,429)
   Operating income (loss) .............     (38,288)      23,414       36,965      15,492         (327)
   Earnings (loss) from continuing
     operations ........................     (21,098)       5,431        9,163      (1,770)      (8,907)
   Earnings (loss) from discontinued
     operation, net of tax .............      (1,796)      (3,156)         248      (1,775)      (3,909)
   Cumulative effect of accounting
     change, net of tax (3) ............          --           --           --          --       (1,564)
   Net earnings (loss) (4) .............     (22,894)       2,275        9,411      (3,545)     (14,380)

PER SHARE DATA:
   Earnings (loss) from continuing
     operations:
       Basic ...........................    $  (1.14)    $   0.29     $   0.50    $  (0.09)    $  (0.46)
       Diluted .........................       (1.14)        0.29         0.50       (0.09)       (0.46)
   Earnings (loss) per common share:
       Basic ...........................       (1.24)        0.12         0.51       (0.18)       (0.74)
       Diluted .........................       (1.24)        0.12         0.51       (0.18)       (0.74)
   Cash dividends per common share .....        0.36         0.36         0.36        0.36         0.36

OTHER DATA:
   Depreciation and amortization .......    $ 14,700     $ 15,181     $ 15,486    $ 17,356     $ 19,013
   Capital expenditures ................      10,500       13,995       10,080       9,957        9,774
   Dividends ...........................       6,653        6,683        6,579       7,024        6,955

BALANCE SHEET DATA (AT PERIOD END):
   Cash and cash equivalents ...........    $  6,608     $ 13,261     $ 22,348    $ 14,046     $ 14,934
   Working capital .....................     104,599      183,074      183,313     169,768      194,760
   Total assets ........................     575,027      678,092      640,092     653,044      656,569
   Total debt ..........................     194,157      255,311      238,320     248,327      224,186
   Long-term debt (excluding current
     portion) ..........................         273       90,534       97,979      98,549      114,236
   Stockholders' equity ................     163,545      188,364      190,699     185,707      207,312

(1) In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. Our annual impairment test of goodwill as of December 31, 2008 and December 31, 2004, indicated that the carrying amounts of certain of our reporting units exceeded the corresponding fair values. As a result, we recorded a non-cash goodwill impairment charge to operations of $38.5 million during the fourth quarter of 2008 and $6.4 million during the fourth quarter of 2004. The 2008 impairment charge related to the Engine Management Segment for goodwill acquired with our Dana acquisition. The 2004 impairment charge related to our European Segment and Temperature Control Segment for which we recorded a charge of $1.6 million and $4.8 million, respectively.

(2) During 2008, we implemented a plan to transition products sold under the Neihoff name to our BWD name and discontinue the Neihoff brand name. As such, we recognized an impairment charge for the total Neihoff trademark value of $0.9 million.

(3) New customer acquisition costs refer to arrangements pursuant to which we incur change-over-costs to induce a new or existing customer to switch from a competitor's brand. In addition, change-over-costs include the costs related to removing the new customer's inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs were initially recorded as a prepaid asset and the related expense was recognized ratably over a 12-month period beginning in the month following the stocklift as an offset to sales. In the fourth quarter of 2004, we determined that it was a preferable accounting method to reflect the customer acquisition costs as a reduction to revenue when incurred. We recorded a cumulative effect of a change in accounting for new customer acquisition costs totaling $1.6 million, net of tax effects, and recorded the accounting change as if it had taken effect on October 1, 2004.

(4) We recorded an after tax gain (charge) of $(1.8) million, $(3.2) million, $0.2 million, $(1.8) million and $(3.9) million as earnings (loss) from discontinued operation to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Such costs were also separately disclosed in the Operating Activity section of the Consolidated Statements of Cash Flows for those same years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2008.

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

COMPARISON OF FISCAL YEARS 2008 AND 2007

SALES. Consolidated net sales for 2008 were $775.2 million, a decrease of $15 million or 1.9%, compared to $790.2 million in 2007, driven by a $13.4 million decrease in our Temperature Control Segment due to price reductions initiated in 2008 to compete against low cost Chinese imports and a decrease in our traditional market sales. This decline was offset by increased sales in our Engine Management and European Segments of $0.9 million and $2 million, respectively. The increase in consolidated net sales of Engine Management was mainly due to continued growth in our OES customer sales combined with a 6% year-over-year reduction in sales deductions such as customer returns and allowances. These improvements were offset by a reduction in sales to our traditional market as our customers reduced their inventory due to the economic environment. The increase in net sales in our European Segment resulted from our wire and cable business acquisition in December 2007.

GROSS MARGINS. Gross margins, as a percentage of consolidated net sales, decreased by 1.8 percentage points to 23.8% in 2008 from 25.6% in 2007. The lower gross margin resulted from decreases in Engine Management margins of 2.3 percentage points, Temperature Control margins of 2.5 percentage points offset, in part, by a 0.6 percentage point increase in margin in our European Segment. The decrease in the Engine Management margin was primarily due to unabsorbed fixed costs in our planned closure of the Puerto Rico and Long Island City, New York manufacturing plants, start up and training costs at our new Mexico plant, and an increase in sales from our OES customers with lower margins. Temperature Control's gross margin decrease resulted primarily from price reductions initiated in 2008 and changes in product mix where sales of lower margin products have increased. Europe's increase in gross margin was due to higher margin sales from the wire and cable business acquisition partially offset by unfavorable exchange rates on increased raw material procurements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased by $1.7 million to $166.2 million or 21.4% of consolidated net sales in 2008, as compared to $167.9 million or 21.2% of consolidated net sales in 2007. The decrease in SG&A expenses is due primarily to a $3.7 million benefit recognized in 2008 from the post-retirement benefit plan amendment, which benefit commenced in June 2008, and other cost reduction efforts offset by discount fees of $1.2 million related to our customer accounts receivable factoring program and an increase in our allowance for doubtful accounts.

GOODWILL AND OTHER INDEFINITE LIFE ASSETS. We completed our annual impairment test of goodwill and other indefinite life assets as of December 31, 2008. Global economic and financial market conditions during the fourth quarter of 2008, including severe disruptions in credit markets and the continuing economic recession, have caused us to reduce our business outlook and revenue forecasts, thereby negatively impacting our estimates of fair value. As a result of these factors, the carrying amount of our Engine Management Segment goodwill exceeded its corresponding fair value, resulting in a non-cash goodwill impairment charge to operations of $38.5 million during the fourth quarter of 2008. In addition, during 2008 we implemented a plan to transition products sold under the Neihoff name to our BWD name and discontinue the Neihoff brand name. As such, we recognized a non-cash impairment charge for the Neihoff trademark value of $0.9 million. There were no such charges in 2007.

RESTRUCTURING AND INTEGRATION EXPENSES. Restructuring and integration expenses increased to $16.9 million in 2008 compared to $10.9 million in 2007. During 2008, we incurred $12.6 million related to workforce reductions and $4.3 million related to other exit costs for lease and contract termination costs as well as upkeep costs associated with vacated facilities. The 2008 expenses are primarily for charges incurred in connection with our company wide voluntary separation package, the shutdown of our Long Island City, New York manufacturing operations, the closure of our Puerto Rico manufacturing operations, the integration of operations to our facilities in Mexico and for severance in connection with the consolidation of our Reno distribution operations and shutdown of our Edwardsville, Kansas manufacturing operations.

The 2007 expense related to charges made for the closure of our Puerto Rico and Fort Worth, Texas production operations, the integration of operations to our facilities in Mexico, and severance and related costs in connection with the shutdown of our Long Island City manufacturing operations including a $1.8 million increase in our environmental reserve and an estimated $5.6 million withdrawal liability as a result of our agreement with the union representing the hourly employees at our Long Island City manufacturing facility. As part of the agreement, we agreed to the payment of certain severance payments upon termination of employment and to the withdrawal from the union's multi-employer pension plan. The present value of the liability was estimated at $3.3 million as of December 31, 2007 and was recorded as part of restructuring and integration expenses.

OPERATING INCOME (LOSS). Operating loss was $38.3 million in 2008, compared to operating income of $23.4 million in 2007. The decrease of $61.7 million was primarily due to a decline in consolidated net sales, lower gross margins as a percentage of sales driven by higher cost of goods sold due to unabsorbed fixed costs during our planned transition to new manufacturing facilities, increased restructuring and integration expenses, non-cash impairment charges of $38.5 million and $0.9 million for goodwill and as a result of our plan to discontinue an acquired trademark, and receivable draft expenses incurred of $1.2 million in connection with our factoring program that commenced in April 2008. These combined factors offset the benefit received from the post-retirement plan amendment of $3.7 million in 2008.

OTHER INCOME (EXPENSE), NET. Other income, net was $22.7 million in 2008, which was $18.8 million higher than other income, net of $3.9 million in 2007. During 2008, we completed the sale of our Long Island City, New York property for a sale price of $40.6 million resulting in a recognized gain in 2008 of $21.8 million, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property. In addition, other income, net during 2008 included a $3.8 million gain on the repurchase of $45.1 million principal amount of our convertible debentures. Other income, net in 2007 included a $0.8 million gain on the sale of our Fort Worth, Texas manufacturing facility, a $1.4 million gain in foreign exchange, and $0.7 million in dividend and interest income.

INTEREST EXPENSE. Interest expense of $13.6 million in 2008 was lower than interest expense of $19.1 million in 2007 mainly due to lower borrowing costs as a result of the interest rate benefit on our restated credit agreement and accounts receivable factoring programs initiated with some of our larger customers to accelerate collection of accounts receivable balances. Discount fees associated with the program of $1.2 million were recorded in SG&A.

INCOME TAX PROVISION. The income tax benefit was $8.1 million for 2008 compared to an income tax provision of $2.8 million for 2007. The decrease was due to lower earnings and a lower effective tax rate, which is 27.8% in 2008 compared to 34% in 2007. The 2008 rate was lower primarily due to the tax impact of the non-deductibility of a portion of the $5 million distribution in the unfunded supplemental executive retirement plan and a portion of the goodwill impairment charge.. The 2007 rate benefited from the release of the valuation allowance related to U.S. capital losses in consideration of the expected capital gain in connection with our sale of our Long Island City, New York facility. We have concluded that our current level of valuation allowance of $27.1 million continues to be appropriate, as discussed in Note 15 of the notes to our consolidated financial statements.

EARNINGS (LOSS) FROM DISCONTINUED OPERATION. Earnings (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the August 2008 actuarial study and all other available information considered by us. We recorded $1.8 million as a loss and $3.2 million as a loss, both net of tax, from discontinued operation for 2008 and 2007, respectively. The loss for 2008 reflects a $2.1 million pre-tax adjustment to increase our indemnity liability in line with the August 2008 actuarial study, as well as legal fees incurred in litigation offset by a $1.3 million payment received from our insurance carrier in November 2008. As discussed more fully in Note 18 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased by $1.5 million to $167.9 million or 21.3% of consolidated net sales in 2007, as compared to $166.4 million or 20.5% of consolidated net sales in 2006. The increase was due to a higher bad debt provision on certain accounts receivable and slightly higher general and administrative expenses, partially offset by a reduction in distribution expenses.

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

OPERATING INCOME. Operating income was $23.4 million in 2007, compared to $37 million in 2006. The decrease of $13.6 million was primarily due to lower consolidated net sales, as well as higher restructuring and integration expenses.

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

INTEREST EXPENSE. Interest expense of $19.1 million in 2007 was $1.8 million lower than interest expense of $20.9 million in 2006. The lower interest expense in 2007 was due primarily to lower borrowing costs and lower average borrowings during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. During 2008, cash provided by operations amounted to $44.9 million, compared to cash used by operations of $7.8 million million in 2007. The $52.7 million increase in operating cash flow is primarily due the result of improved working capital management when compared to last year. During the second quarter of 2008, we began a program to sell undivided interests in certain of our receivables which improved our year-over-year comparison. Further working capital management improvements were realized as inventory was reduced from levels built up in 2007 in preparation for our production facility moves and accounts payable balances increased.

During 2007, cash used by operations amounts to $7.8 million, compared to cash provided by operations of $33.7 million in 2006. The year over year decline of $41.5 million is primarily due to an increase in inventories in order to bridge our requirements while we proceeded with facility integration efforts, an increase in accounts receivable and lower net earnings.

INVESTING ACTIVITIES. Cash provided by investing activities was $22.1 million in 2008, compared to cash used in investing activities of $13.4 million in 2007. Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property and $4.9 million paid relating to the purchase of certain assets from a third party. Capital expenditures in 2008 were $10.5 million compared to $14 million in the comparable period last year.

For 2007, the cash used in investing of $13.4 million was a $7.4 million increase to the $6 million used in 2006. The increase was primarily due to an increase in capital expenditures of $3.9 million in 2007 and the acquisition in December 2007 of a European wire and cable business for $3.8 million, offset in part by proceeds of $4.2 million from the sale of our Fort Worth, Texas manufacturing facility. During 2006, we received $3.1 million in proceeds from the sale of a majority portion of our European Temperature Control business.

FINANCING ACTIVITIES. Cash used in financing activities was $66.2 million in 2008, compared to cash provided by financing activities of $9.3 million in 2007. During 2008, we reduced our total borrowings using the net cash proceeds received from the sale of the Long Island City, New York property and proceeds received from our improved working capital management. During 2008, we defeased the remaining $7.8 million mortgage loan on our Long Island City, New York property and repurchased $45.1 million principal amount of our 6.75% debentures. During 2007, proceeds from the exercise of employee stock options was $4.2 million and we purchased $5 million of our common stock.

Cash provided by financing activities was $9.3 million in 2007, compared to cash used in financing activities of $20.2 million in 2006. The change was primarily due to higher borrowings, an increase in cash overdrafts, and proceeds received from the exercise of employee stock options, partially offset by a $5 million purchase of treasury stock, essentially completing our share buyback program.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation, which prior credit facility provided for a $305 million credit facility and which was to expire in 2008. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In December 2008, we amended our restated credit agreement (1) to establish a limit of $50 million on the amount of subordinated convertible debentures that we can repurchase in the open market prior to the closing of any additional debt financing transaction, (2) to establish a minimum borrowing availability reserve of $15 million, except in certain circumstances; provided that the minimum borrowing availability reserve shall be reduced to zero on the effective date of the redemption or repayment of our convertible subordinated debentures, (3) to establish a $25 million minimum borrowing availability requirement effective on the date of redemption or repayment of our convertible subordinated debentures, which amount may be reduced by up to $10 million in certain circumstances, and
(4) to increase the margin added to the prime rate to 1.50% and the margin added to the LIBOR rate to 2.75%; and on the earlier of (a) March 31, 2009 or (b) the closing of any refinancing of our convertible subordinated debentures, to further increase the margin added to the prime rate to between 1.75% - 2.25% and the margin added to the LIBOR rate to between 3% - 3.5%, in each case depending upon the level of excess availability as defined in the credit agreement.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $54.4 million available for us to borrow pursuant to the formula at December 31, 2008, of which $14.9 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At December 31, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 4.6% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $143.2 million and $148.7 million at December 31, 2008 and December 31, 2007, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is less than $20 million for more than two days in a consecutive 30-day period and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Pursuant to our December 2008 amendment to the restated credit agreement, beginning January 15, 2009 and on a monthly basis thereafter, our borrowing availability will be reduced by $5 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In March 2007, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. This amendment modifies our existing $7 million credit agreement which was to expire in 2008. The amended credit agreement provides for a line of credit of up to $12 million, of which $7 million is currently outstanding and which amount is part of the $275 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in 2012. Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation (described above).

In December 2008, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. The amendment provides for, among other things (1) the allowance of cash proceeds from the divestiture of the Blue Streak Electronics joint venture to be applied in accordance with the requirements of our U.S. restated credit agreement, and (2) an increase in the interest rates applicable to our outstanding borrowings under the Canadian credit agreement to be in line with the increases set forth in our U.S. restated credit agreement (described above).

Our European subsidiary has revolving credit facilities which, at December 31, 2008, provide for aggregate lines of credit up to $8.4 million. The amount of short-term bank borrowings outstanding under these facilities was $5.8 million on December 31, 2008 and $8 million on December 31, 2007. The weighted average interest rate on these borrowings on December 31, 2008 and December 31, 2007 was 6.2% and 6.7%, respectively.

In July 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million. The debentures carry an interest rate of 6.75%, payable semi-annually. The debentures are convertible into 2,796,120 shares of our common stock, and mature on July 15, 2009. We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase. We intend to fund any such purchases from available cash. In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million. As of December 31, 2008, the remaining convertible debentures are convertible into 1,393,866 shares of our common stock at the option of the holder. Pursuant to our amendment to our revolving credit facility in December 2008, we are limited to $50 million in the aggregate in subordinated debentures that can be repurchased in the open market.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $114.1 million of receivables for the year ended December 31, 2008. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." A charge in the amount of $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2008.

In August 2007, our Board of Directors authorized a $3.3 million increase in our stock repurchase program. The program was in addition to our then existing program authorizing $1.7 million of stock repurchases. During 2007, we repurchased 541,750 shares of our common stock, essentially completing the entire $5 million repurchase program. No shares of our common stock were repurchased in the comparable 2008 and 2006 periods.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months. In addition, we are currently reducing spending to improve our cash flow in anticipation of the maturity of our convertible debentures. Reduction efforts include suspension of our quarterly dividend, foregoing salary increases and reduced capital expenditures. We continue to evaluate alternative sources to further improve the liquidity of our business and to fund the refinance, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures, which may include cash, securities or a combination thereof. The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, we have a significant amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations with respect to our convertible debentures, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness and the redemption of our convertible debentures instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes. If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

The following table summarizes our contractual commitments as of December 31, 2008 and expiration dates of commitments through 2022:

(IN THOUSANDS)                                2009        2010        2011        2012        2013     2014-2022     TOTAL
----------------------------------------------------------------------------------------------------------------------------
Principal payments of
  long term debt(1)(2) .................    $ 44,953    $     89    $     88    $     88    $      8    $     --    $ 45,226
Operating leases(1) ....................       9,376       7,919       6,210       5,445       5,552      16,624      51,126
Post retirement benefits ...............       1,099       1,132       1,158       1,212       1,258      13,227      19,086
Severance payments related
  to restructuring and integration .....       6,548       2,118         897         747         615       2,196      13,121
                                            --------    --------    --------    --------    --------    --------    --------
          Total commitments.. ..........    $ 61,976    $ 11,258    $  8,353    $  7,492    $  7,433    $ 32,047    $128,559
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

(2) In July 1999, we issued convertible debentures, payable semi-annually, in the aggregate principal amount of $90 million that are scheduled to mature on July 15, 2009. In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million. Refer to Note 9 in the notes to our consolidated financial statements for further details.

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

SALES RETURNS AND OTHER ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2008, the allowance for sales returns was $19.7 million. Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2008, the allowance for doubtful accounts and for discounts was $10 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2008, we had a valuation allowance of $27.1 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, patents and customer relationships. The fair values of these intangible assets are estimated based on management's assessment and independent third-party appraisals. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, "Business Combinations" ("SFAS 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

There are inherent assumptions and estimates used in developing future cash flows requiring management's judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and long-lived asset impairment including projecting revenues, interest rates, tax rates and the cost of capital. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

RETIREMENT AND POST-RETIREMENT MEDICAL BENEFITS. Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions". The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits the employees will be entitled to. The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, and expected return on plan assets. The discount rate reflects the yields available on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends. During 2008, we announced that, in lieu of the current U.S. post-retirement medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account ("HRA") will be established beginning January 1, 2009 for each qualified retiree thereby eliminating the need for the medical cost trend rate assumption in our actuarial computation for this plan.

SHARE BASED COMPENSATION. FAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations. Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest. Furthermore, FAS 123(R) requires the monitoring of actual forfeitures and the subsequent adjustment to forfeiture rates to reflect actual forfeitures.

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

ASBESTOS RESERVE. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2008 estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $25.3 million to $69.2 million for the period through 2059. As a result, in 2008 an incremental $2.1 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $25.3 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements. In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $19.1 million to $32.1 million during the same period. We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.

OTHER LOSS RESERVES. We have other loss exposures, for such matters as product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment of risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

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

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). We adopted the applicable provisions of SFAS 158 on December 31, 2006. The provisions in SFAS 158 that require companies to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end are effective for fiscal years ending after December 15, 2008, which for us is the year ending December 31, 2009. As all of our plan measurement dates are as of December 31, our fiscal year-end reporting date, there will be no impact on us as related to the measurement date provisions of SFAS 158.

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

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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

CONVERTIBLE DEBT INSTRUMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion" ("FSP APB 14-1") which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented. We have reviewed the provisions of of FSP APB 14-1 and have determined that the adoption of FSP APB 14-1 will not require a change in the manner in which we report our 6.75% convertible subordinated debentures.

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

EXCHANGE RATE RISK

We have exchange rate exposure primarily with respect to the Canadian dollar, the British pound, the Euro, the Polish zloty and the Hong Kong dollar. As of December 31, 2008, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

INTEREST RATE RISK

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2008, we had approximately $194.2 million in loans and financing outstanding, of which approximately $44.9 million bear interest at fixed interest rates and approximately $149.3 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 76.9% and 61.7% at December 31, 2008 and 2007, respectively. Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $1.6 million negative impact on our earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------
Management's Report on Internal Control over Financial Reporting .......   42

Report of Independent Registered Public Accounting Firm--Internal
   Control Over Financial Reporting ....................................   43

Report of Independent Registered Public Accounting
   Firm--Consolidated Financial Statements .............................   44

Consolidated Statements of Operations for the years ended
   December 31, 2008, 2007, and 2006 ...................................   45

Consolidated Balance Sheets as of December 31, 2008 and 2007 ...........   46

Consolidated Statements of Cash Flows for the years ended
   December 31, 2008, 2007, and 2006 ...................................   47

Consolidated Statements of Changes in Stockholders' Equity for
   the years ended December 31, 2008, 2007, and 2006 ...................   48

Notes to Consolidated Financial Statements .............................   49

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our consolidated financial statements for 2008 and has issued an attestation report concurring with management's assessment of our internal control over financial reporting. Grant Thornton's report appears on the following pages of this "Item 8. Financial Statements and Supplementary Data."

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                         INTERNAL CONTROL OVER REPORTING

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited Standard Motor Products, Inc. and Subsidiaries' (a New York corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Standard Motor Products, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Standard Motor Products, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Standard Motor Products, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in comprehensive income and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 11, 2009, expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 effective January 1, 2007, and the application of Statement of Financial Accounting Standards No. 123 (R) as of January 1, 2006, and No. 158 as of December 31, 2006.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2009

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM--
                        CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (the "Company") (a New York corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006, in connection with the adoption of Statement of Financial Statement Standards No. 123 (revised 2004), "Share-Based Payment."

As discussed in Notes 12 and 13 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans, effective as of December 31, 2006, in connection with the adoption of Statement of Financial Statement Standards No. 158, "Employers' Accounting for Defined Pension and Other Post Retirement Plans."

As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109," effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Motor Products, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 11, 2009, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2009

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         2008            2007            2006
                                                                         ----            ----            ----
                                                                                 (DOLLARS IN THOUSANDS,
                                                                            EXCEPT SHARE AND PER SHARE DATA)
Net sales ........................................................   $    775,241    $    790,185    $    812,024
Cost of sales ....................................................        591,085         587,910         606,803
                                                                     ------------    ------------    ------------
   Gross profit ..................................................        184,156         202,275         205,221
Selling, general and administrative expenses .....................        166,199         167,928         166,400
Goodwill and intangible impairment charge ........................         39,387              --              --
Restructuring and integration expenses ...........................         16,858          10,933           1,856
                                                                     ------------    ------------    ------------
   Operating (loss) income .......................................        (38,288)         23,414          36,965
Other income (expense), net ......................................         22,670           3,881            (383)
Interest expense .................................................         13,585          19,066          20,925
                                                                     ------------    ------------    ------------
   Earnings (loss) from continuing operations before taxes .......        (29,203)          8,229          15,657
Provision for (benefit from) income taxes ........................         (8,105)          2,798           6,494
                                                                     ------------    ------------    ------------
Earnings (loss) from continuing operations .......................        (21,098)          5,431           9,163
Earnings (loss) from discontinued operation, net of income tax
   of $1,198, $2,101 and $809 ....................................         (1,796)         (3,156)            248
                                                                     ------------    ------------    ------------
   Net earnings (loss) ...........................................   $    (22,894)   $      2,275    $      9,411
                                                                     ============    ============    ============
Net earnings (loss) per common share - Basic:
     Earnings (loss) from continuing operations ..................   $       1.14)   $       0.29    $       0.50
     Discontinued operation ......................................          (0.10)          (0.17)           0.01
                                                                     ------------    ------------    ------------
Net earnings (loss) per common share - Basic .....................   $      (1.24)   $       0.12    $       0.51
                                                                     ============    ============    ============
Net earnings (loss) per common share - Diluted:
     Earnings (loss) from continuing operations ..................   $      (1.14)   $       0.29    $       0.50
     Discontinued operation ......................................          (0.10)          (0.17)           0.01
                                                                     ------------    ------------    ------------
Net earnings (loss) per common share - Diluted ...................   $      (1.24)   $       0.12    $       0.51
                                                                     ============    ============    ============
Average number of common shares ..................................     18,500,229      18,530,548      18,283,707
                                                                     ============    ============    ============
Average number of common shares and dilutive common shares .......     18,531,148      18,586,532      18,325,175
                                                                     ============    ============    ============

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       2008        2007
                                                                                       ----        ----
                                                                                    (DOLLARS IN THOUSANDS,
                                                                                      EXCEPT SHARE DATA)
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................................   $  6,608    $ 13,261
     Accounts receivable, less allowances for discounts and doubtful accounts
       of $10,021 and $8,964 in 2008 and 2007, respectively ......................    174,401     204,445
     Inventories, net ............................................................    232,435     252,277
     Deferred income taxes .......................................................     20,038      17,003
     Assets held for sale ........................................................      1,654       5,373
     Prepaid expenses and other current assets ...................................     12,459      10,748
                                                                                     --------    --------
              Total current assets ...............................................    447,595     503,107
Property, plant and equipment, net ...............................................     66,901      71,775
Goodwill, net ....................................................................      1,100      41,566
Other intangibles, net ...........................................................     15,185      16,325
Other assets .....................................................................     44,246      45,319
                                                                                     --------    --------
              Total assets .......................................................   $575,027    $678,092
                                                                                     ========    ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable ...............................................................   $148,931    $156,756
     Current portion of long-term debt ...........................................     44,953       8,021
     Accounts payable ............................................................     68,312      64,384
     Sundry payables and accrued expenses ........................................     25,745      29,242
     Accrued customer returns ....................................................     19,664      23,149
     Accrued rebates .............................................................     18,623      21,494
     Payroll and commissions .....................................................     16,768      16,987
                                                                                     --------    --------
                  Total current liabilities ......................................    342,996     320,033
Long-term debt ...................................................................        273      90,534
Post-retirement medical benefits and other accrued liabilities ...................     44,455      56,510
Accrued asbestos liabilities .....................................................     23,758      22,651
                                                                                     --------    --------
                  Total liabilities ..............................................    411,482     489,728
                                                                                     --------    --------
Commitments and contingencies
Stockholders' equity:
     Common Stock - par value $2.00 per share:
         Authorized 30,000,000 shares, issued 20,486,036 shares ..................     40,972      40,972
     Capital in excess of par value ..............................................     58,841      59,220
     Retained earnings ...........................................................     76,600     106,147
     Accumulated other comprehensive income ......................................      7,799       5,546
     Treasury stock - at cost (1,923,491 and 2,189,079 shares in 2008
         and 2007, respectively) .................................................    (20,667)    (23,521)
                                                                                     --------    --------
                  Total stockholders' equity .....................................    163,545     188,364
                                                                                     --------    --------
                  Total liabilities and stockholders' equity .....................   $575,027    $678,092
                                                                                     ========    ========

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           2008        2007        2006
                                                                         --------    --------    --------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                      $(22,894)   $  2,275    $  9,411
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization                                         14,700      15,181      15,486
     Increase to allowance for doubtful accounts                            1,874         709         405
     Increase to inventory reserves                                         3,747       6,623       6,128
     Gain on sale of building                                             (21,845)         --          --
     Loss on defeasance of mortgage loan                                    1,444          --          --
     Gain on repurchase of convertible debentures                          (3,981)         --          --
     Loss (gain) on disposal of property, plant and equipment                 930        (794)         71
     Loss on impairment of assets                                          39,696         317          --
     Loss on divestiture of European Temperature Control division              --          --       3,209
     Equity loss (income) from joint ventures                                 319        (116)       (915)
     Employee stock ownership plan allocation                               1,595       1,867       1,190
     Stock-based compensation                                                 880         485         848
     Decrease (increase) in deferred income taxes                          (3,894)     (3,200)        328
     Increase (decrease) in tax valuation allowance                           232      (1,167)      1,875
     Loss (earnings) on discontinued operations, net of tax                 1,796       3,156        (248)
Change in assets and liabilities:
     Decrease (increase) in accounts receivable                            28,170     (19,866)    (11,758)
     Decrease (increase) in inventories                                    18,240     (24,150)       (701)
     Increase in prepaid expenses and other current assets                 (2,223)     (2,887)        (43)
     Increase in accounts payable                                           5,341       9,861       7,693
     Increase (decrease) in sundry payables and accrued expenses          (11,121)      5,908       2,173
         Net changes in other assets and liabilities                       (8,073)     (1,998)     (1,463)
                                                                         --------    --------    --------
Net cash (used in) provided by operating activities                        44,933      (7,796)     33,689
                                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment                        73         148         995
Net cash received from the sale of buildings                               37,341       4,173          --
Capital expenditures                                                      (10,500)    (13,995)    (10,080)
Proceeds from the divestiture of European Temperature Control division         --          --       3,119
Acquisitions of businesses and assets                                      (4,850)     (3,759)         --
                                                                         --------    --------    --------
         Net cash provided by (used in) investing activities               22,064     (13,433)     (5,966)
                                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line-of-credit agreements                (8,907)     16,544      (9,082)
Defeasance of mortgage loan                                                (7,755)         --          --
Repurchase of convertible debentures                                      (40,867)         --          --
Principal payments of long-term debt                                         (574)       (629)       (570)
Increase (decrease) in overdraft balances                                  (1,413)        449      (4,716)
Proceeds from exercise of employee stock options                               --       4,185         738
Excess tax benefits related to the exercise of employee stock options          --         454          --
Purchase of treasury stock                                                     --      (4,997)         --
Dividends paid                                                             (6,653)     (6,683)     (6,579)
                                                                         --------    --------    --------
         Net cash provided by (used in) financing activities              (66,169)      9,323     (20,209)
                                                                         --------    --------    --------
Effect of exchange rate changes on cash                                    (7,481)      2,819         788
                                                                         --------    --------    --------
Net (decrease) increase in cash and cash equivalents                       (6,653)     (9,087)      8,302
CASH AND CASH EQUIVALENTS at beginning of year                             13,261      22,348      14,046
                                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS at end of year                                 $  6,608    $ 13,261    $ 22,348
                                                                         ========    ========    ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                                        $ 14,349    $ 18,228    $ 19,224
                                                                         ========    ========    ========
         Income taxes                                                    $  3,880    $  4,236    $  2,976
                                                                         ========    ========    ========
Non-cash investing and financing activities:
     Reduction of restructuring accrual applied against goodwill         $     --    $     --    $ 10,606
                                                                         ========    ========    ========

          See accompanying notes to consolidated financial statements.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                CAPITAL                  ACCUMULATED
                                                               IN EXCESS                   OTHER
                                                    COMMON       OF PAR     RETAINED    COMPREHENSIVE   TREASURY
                                                     STOCK       VALUE      EARNINGS    INCOME (LOSS)     STOCK       TOTAL
                                                     -----       -----      --------    -------------     -----       -----
(IN THOUSANDS)
BALANCE AT DECEMBER 31, 2005 ....................   $40,972     $56,966     $109,649       $4,158       $(26,038)   $185,707
Comprehensive Loss:
   Net income ...................................                              9,411                                   9,411
   Foreign currency translation adjustment ......                                           1,300                      1,300
   Unrealized gain on interest rate swap
     agreements, net of tax of $(198) ...........                                            (298)                      (298)
   Adoption of FASB Statement No.158, net of
     income taxes of $1,906 .....................                                          (1,414)                    (1,414)
   Additional minimum pension liability
     adjustment .................................                                            (205)                      (205)
   Total comprehensive loss .....................                                                                      8,794
Cash dividends paid .............................                             (6,579)                                 (6,579)
Exercise of employee stock options ..............                   (49)                                     787         738
Stock-based compensation ........................                   653                                      195         848
Employee Stock Ownership Plan ...................                  (141)                                   1,332       1,191
                                                    -------     -------      -------       ------       --------    --------
BALANCE AT DECEMBER 31, 2006 ....................    40,972      57,429      112,481        3,541        (23,724)    190,699
Comprehensive Income:
   Net income ...................................                              2,275                                   2,275
   Foreign currency translation adjustment ......                                           3,196                      3,196
   Minimum pension liability adjustment .........                                          (1,191)                    (1,191)
   Total comprehensive income ...................                                                                      4,280
Impact of adopting provisions of FIN 48 .........                             (1,926)                                 (1,926)
Cash dividends paid .............................                             (6,683)                                 (6,683)
Purchase of treasury stock ......................                                                         (4,997)     (4,997)
Exercise of employee stock options ..............                   494                                    3,691       4,185
Stock-based compensation ........................                   314                                      171         485
Excess tax benefits related to exercise of
   employee stock options .......................                   454                                                  454
Employee Stock Ownership Plan ...................                   529                                    1,338       1,867
                                                    -------     -------      -------       ------       --------    --------
BALANCE AT DECEMBER 31, 2007 ....................    40,972      59,220      106,147        5,546        (23,521)    188,364
Comprehensive Loss:
   Net loss .....................................                            (22,894)                                (22,894)
   Foreign currency translation adjustment ......                                          (8,973)                    (8,973)
   Pension and retiree medical adjustment .......                                          11,226                     11,226
   Total comprehensive loss .....................                                                                    (20,641)
Cash dividends paid .............................                             (6,653)                                 (6,653)
Stock-based compensation ........................                   169                                      711         880
Employee Stock Ownership Plan ...................                  (548)                                   2,143       1,595
                                                    -------     -------      -------       ------       --------    --------
BALANCE AT DECEMBER 31, 2008 ....................   $40,972     $58,841      $76,600       $7,799       $(20,667)   $163,545
                                                    =======     =======      =======       ======       ========    ========

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

RECLASSIFICATION

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2008 presentation.

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

INVENTORIES

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market. Inventories are reduced by an allowance for excess and obsolete inventories, based on our review of on-hand inventories. We provided for an inventory reserve of $33.7 million and $36.7 million as of December 31, 2008 and 2007, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We use cores (used parts) in our remanufacturing processes for air conditioning compressors. The production of air conditioning compressors involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers, or from returns pursuant to an exchange program with customers. Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory the used core exchanged at standard cost through a credit to cost of sales when it is actually received from the customer.

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

PROPERTY, PLANT AND EQUIPMENT

These assets are recorded at historical cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

                                                           ESTIMATED LIFE
                                                         ------------------
   Buildings and improvements.........................   25 to 33-1/2 years
   Building refurbishments............................   10 years
   Machinery and equipment............................   7 to 12 years
   Tools, dies and auxiliary equipment................   3 to 8 years
   Furniture and fixtures.............................   3 to 12 years

Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. Costs related to maintenance and repairs which do not prolong the assets useful lives are expensed as incurred. We assess our property, plant and equipment to be held and used for impairment when indicators are present that the carrying value may not be recoverable.

GOODWILL, OTHER INTANGIBLE AND LONG-LIVED ASSETS

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, patents and customer relationships. The fair values of these intangible assets are estimated based on management's assessment and independent third-party appraisals. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, "Business Combinations" ("SFAS 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

There are inherent assumptions and estimates used in developing future cash flows requiring management's judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and long-lived asset impairment including projecting revenues, interest rates, tax rates and the cost of capital. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATION EXPENSES

Selling, general and administration expenses includes shipping costs and advertising, which are expensed as incurred. Shipping and handling charges, as well as freight to customers, are included in distribution expenses as part of selling, general and administration expenses.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized in other assets and amortized over the life of the related financing arrangements through 2012. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other (income) expense. As of December 31, 2008 and 2007, these costs totaled $12.4 million and $10.7 million, respectively, and total accumulated amortization of these costs was $8.8 million and $8 million, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The determination of defined benefit pension and post retirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits the employees earn while working as well as the present value of those benefits. Inherent in these valuations are financial assumptions including expected return on plan assets, discount rates at which liabilities can be settled, rates of increase of health care costs as well as employee demographic assumptions such as retirement patterns, mortality and turnover. Management reviews these assumptions annually with its actuarial advisors. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. Benefits are determined primarily based upon employees' length of service.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized. The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of our U.S. foreign tax credit carryovers, and foreign net operating loss carry forwards. Changes in valuation allowances caused by changes in circumstances that result in a change in judgment about the realizability of deferred tax assets are reflected in our tax provision in income from continuing operations in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In accordance with the provisions of SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No.109" ("FIN 48"), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations. Our accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at December 31, 2008.

We are subject to taxation in the US and various state, local and foreign jurisdictions. We remain subject to examination by US Federal, state, and local tax authorities for tax year 2001 as well as 2003 through 2007. With a few exceptions, we are no longer subject to US Federal, state, and local examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include the United Kingdom (2007 onward), Canada (2003 onward) and Hong Kong (2003 onward). We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2009, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

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

NET EARNINGS (LOSS) PER COMMON SHARE

We present two calculations of earnings (loss) per common share. "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from net earnings (loss) per common share. The following is a reconciliation of the shares used in calculating basic and dilutive net earnings (loss) per common share.

                                                               2008         2007        2006
                                                               ----         ----        ----
                                                                      (IN THOUSANDS)
Weighted average common shares outstanding - Basic.......     18,500       18,531      18,284
PLUS INCREMENTAL SHARES FROM ASSUMED CONVERSIONS:
     Dilutive effect of restricted stock.................         31           28          41
     Dilutive effect of stock options....................         --           28          --
                                                              ------       ------      ------
Weighted average common shares outstanding - Diluted.....     18,531       18,587      18,325
                                                              ======       ======      ======

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

                                                      2008       2007     2006
                                                      ----       ----     ----
                                                           (IN THOUSANDS)
Stock options and restricted shares................     640        687      991
Convertible debentures.............................   2,423      2,796    2,796

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

ASBESTOS LITIGATION

In evaluating our potential asbestos-related liability, we use an actuarial study that is prepared by a leading actuarial firm with expertise in assessing asbestos-related liabilities. We evaluate the estimate of the range of undiscounted liability to determine which amount to accrue. If there is no amount within the range of settlement payments that is more likely than any other, we record the low end of the range as the liability associated with future settlement payments. Legal costs are expensed as incurred.

TRADE RECEIVABLES

In compliance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, ("SFAS 140") sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in our consolidated statements of income.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We place our cash investments with high quality financial institutions and limit the amount of credit exposure to any one institution. Although we are directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists. With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers' financial conditions. Our five largest individual customers, including members of a marketing group, accounted for 53% of our consolidated net sales in 2008, 50% of consolidated net sales in 2007, and 51% of consolidated net sales in 2006. Three individual customers accounted for 16%, 15% and 15%, respectively, of consolidated net sales in 2008, and two individual customers accounted for 17% and 15%, respectively, of consolidated net sales in 2007, and 18% and 14%, respectively, of consolidated net sales in 2006. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2008 and 2007 were uninsured. Foreign cash balances at December 31, 2008 and 2007 were $5.5 million and $5.3 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). We adopted the applicable provisions of SFAS 158 on December 31, 2006. The provisions in SFAS 158 that require companies to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end are effective for fiscal years ending after December 15, 2008, which for us is the year ending December 31, 2009. As all of our plan measurement dates are as of December 31, our fiscal year-end reporting date, there will be no impact on us as related to the measurement date provisions of SFAS 158.

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

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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

CONVERTIBLE DEBT INSTRUMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion" ("FSP APB 14-1") which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented. We have reviewed the provisions of of FSP APB 14-1 and have determined that the adoption of FSP APB 14-1 will not require a change in the manner in which we report our 6.75% convertible subordinated debentures.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

2. RESTRUCTURING AND INTEGRATION COSTS

The aggregate restructuring and integration activities for the two years ended December 31, 2008 consisted of the following (in thousands):

                                                   WORKFORCE    OTHER EXIT
                                                   REDUCTION       COSTS       TOTAL
                                                   ---------    ----------     -----
Exit activity liability at December 31, 2006 ...   $  1,219      $    868    $  2,087
                                                   --------      --------    --------
Amounts provided for during 2007 ...............      5,822         5,111      10,933
Cash payments during 2007 ......................     (1,206)       (2,858)     (4,064)
                                                   --------      --------    --------
Exit activity liability at December 31, 2007 ...      5,835         3,121       8,956
                                                   --------      --------    --------
Amounts provided for during 2008 ...............     12,568         4,290      16,858
Adjustments ....................................        (59)          (63)       (122)
Cash payments during 2008 ......................     (5,593)       (4,392)     (9,985)
                                                   --------      --------    --------
Exit activity liability at December 31, 2008 ...   $ 12,751      $  2,956    $ 15,707
                                                   ========      ========    ========

RESTRUCTURING COSTS

During 2008, as part of an initiative to improve the effectiveness and efficiency of operations, we implemented certain organizational changes and offered eligible employees a voluntary separation package. Related to these organizational changes, we have recorded a restructuring charge of $8 million (net of tax, $4.8 million) for work force reductions. Termination benefits incurred consisted of severance of $5.8 million and other retiree benefit enhancements of $2.2 million. Scheduled payments during future years are $4.8 million in 2009, $1.6 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation's Engine Management Group ("DEM") in June 2003, we established restructuring accruals relating to the consolidation of DEM into our existing operations. Of the original provision, we have a restructuring accrual relating to work force reductions, employee termination benefits and contract termination costs of $0.8 million remaining as of December 31, 2008. As of December 31, 2008 and 2007, the reserve balance consisted of workforce reductions of $0.2 million and $0.3 million, respectively, and an exit reserve balance for other exit costs, primarily related to lease and contract termination costs of $0.6 million.

INTEGRATION EXPENSES

During 2008 and 2007, we incurred integration expenses of $8.9 million and $10.9 million, respectively. Integration expenses for 2008 related primarily to the cost of moving and closing our Puerto Rico production operations, the integration of operations to our facilities in Mexico, the closure of our Long Island City, New York production facilities, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas and the cost of consolidating our European production operations.

The 2007 amount relates primarily to the cost of moving and closing our Puerto Rico production operations, the integration of operations to our facilities in Mexico, the closure of our Fort Worth, Texas production facility, the closure of our Long Island City, New York production facility and the cost of moving our European production operations.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

In August 2008, we announced plans to consolidate our ignition distribution operations in Reno, Nevada with our current facility in Disputanta, Virginia. The closure and transition to Disputanta, Virginia was completed in December 2008 and we intend to sell the vacated building in Reno, Nevada.

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

In connection with the closure of our distribution operations in Reno, Nevada and manufacturing operations in Edwardsville, Kansas, and corresponding consolidation plans, we expect to incur one-time termination benefits to be paid to certain employees at the end of a specified requisite service period. We estimate these termination benefits to be $1.1 million related to our Reno, Nevada and Edwardsville, Kansas personnel which will be recognized as expense ratably over the requisite service period. We are still evaluating the estimates related to additional incremental costs such as equipment removal and impairment, headcount overlap during a transitional training period and other equipment relocation costs.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 ("UAW") regarding the shut down of our manufacturing operations at Long Island City, New York. During 2007, we recorded a charge of $2.3 million for costs associated with the shutdown activities, which included severance costs of $0.5 million and environmental clean-up costs of $1.8 million. In 2008, we recorded an additional charge of $2.4 million for severance expenses recognized ratably over the requisite service period and a charge of $0.4 million to adjust our environment clean-up reserve to our current assessment. In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March 2008, we incurred a total of $2.9 million in severance costs and $2.2 million in costs associated with equipment removal, capital expenditures, environmental clean-up costs and other cash costs. In addition, we incurred a withdrawal liability from a multi-employer pension plan. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers our UAW employees at the Long Island City facility and is payable in a lump sum or over a period which is not to exceed 20 years. In December 2007, we recorded a charge of $3.3 million related to the present value of the undiscounted $5.6 million withdrawal liability discounted over 80 quarterly payments using a credit-adjusted, risk-free rate. Under the terms of the agreement, quarterly payments totaling $0.3 million commenced in December 2008. As of December 31, 2008, the reserve balance related to the shutdown of our manufacturing operations at Long Island City consisted of workforce reductions of $3.5 million, including the pension withdrawal liability of $3.3 million and other exit costs of $2.2 million for environmental clean-up costs.

In October 2006, we announced plans to close our Puerto Rico manufacturing facility related to the Engine Management Segment and relocate operations to other manufacturing sites. In connection with this closing, we incurred one-time termination benefits of $2.1 million to be paid to certain employees at the end of a specified requisite service period. We also recorded approximately $1 million of various expenses to move the production assets, close the Puerto Rico facility, and relocate some employees. During 2008 we recognized an additional $1.1 million as we completed the closure of the production facility and as of December 31, 2008, the reserve balance for workforce reductions was $0.1 million.

In July 2007, we sold our Fort Worth, Texas manufacturing facility. As a result of the sale, we incurred one-time termination benefits paid to certain employees. These termination benefits amounted to approximately $0.4 million and were recognized over the requisite service period. In addition, we incurred approximately $0.8 million in various expenses to move the production assets and close the facility. These expenses were recognized as incurred and have been fully paid.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ASSETS HELD FOR SALE

As of December 31, 2008, in accordance with the requirements of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reported $1.7 million as assets held for sale on our consolidated balance sheet related to the net book value of two buildings in our European Segment and our Reno, Nevada facility within our Engine Management Segment. Following plant closures resulting from integration activities, these buildings have been vacant and therefore a decision to solicit bids has been made. We anticipate that a negotiated sale to a third-party will occur within the next twelve months and will record any resulting gain in other income as appropriate.

3. SALE OF RECEIVABLES

In April 2008, we began to sell undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $114.1 million of receivables as of December 31, 2008. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." A charge in the amount of $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2008.

4. SALE OF LONG ISLAND CITY, NEW YORK PROPERTY

In March 2008, we completed the sale of our property located at 37-18 Northern Blvd., Long Island City, New York and entered into a Lease Agreement with the purchaser whereby we would lease space at the property. The purchase price for the property was $40.6 million with the proceeds used to reduce debt. The initial term of the lease is ten years and contains four 5-year renewal options.

The sale has been recorded as a sale and leaseback transaction. As our retention rights to the property will be more than minor but less than substantially all, a portion of the gain has been deferred. The total gain from the sale of the property was $31.6 million, of which $21.1 million was recognized upon closing with the balance of the gain of $10.5 million deferred to be recognized on a straight line basis over the initial term of the lease of ten years. In connection with the closing, we have defeased the existing mortgage loan on the property of $7.8 million which resulted in a loss on the extinguishment of debt of $1.4 million, consisting of fees and expenses of $1 million and the write-off of deferred finance costs of $0.4 million. The gain on the sale of the property and the loss on extinguishment of debt are included in other income, net in the consolidated statement of operations.

As of December 31, 2007, in accordance with the requirements of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), we reported the net book value of the property of $5.4 million as assets held for sale on our consolidated balance sheet.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

5. INVENTORIES

                                                               DECEMBER 31,
                                                           --------------------
                                                             2008        2007
                                                             ----        ----
                                                              (In thousands)
Finished goods, net......................................  $152,804    $182,914
Work in process, net.....................................     5,031       5,850
Raw materials, net.......................................    74,600      63,513
                                                           --------    --------
    Total inventories, net...............................  $232,435    $252,277
                                                           ========    ========

6. PROPERTY, PLANT AND EQUIPMENT

                                                                DECEMBER 31,
                                                           --------------------
                                                             2008        2007
                                                             ----        ----
                                                              (In thousands)
Land, buildings and improvements.........................  $ 40,795    $ 43,313
Machinery and equipment..................................   119,734     136,107
Tools, dies and auxiliary equipment......................    25,198      25,944
Furniture and fixtures...................................    26,734      29,857
Leasehold improvements...................................     5,102       8,554
Construction in progress.................................     7,182       9,397
                                                           --------    --------
                                                            224,745     253,172
Less accumulated depreciation............................   157,844     181,397
                                                           --------    --------
    Total property, plant and equipment, net.............  $ 66,901    $ 71,775
                                                           ========    ========

Depreciation expense was $12.1 million, $12.9 million and $13.4 million for 2008, 2007 and 2006, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment on an annual basis, and more frequently if indicators of potential impairment exist, using a fair-value approach. Under FASB Statement No. 142, "Goodwill and Other Intangible Assets," we completed our annual impairment test of goodwill as of December 31, 2008 and 2007, respectively.

The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. Global economic and financial market conditions during the fourth quarter of 2008, including severe disruptions in credit markets and the continuing economic recession, have caused us to reduce our business outlook and revenue forecasts, thereby negatively impacting our estimates of fair value. The fair value of the Engine Management reporting unit was determined based on a combination of Income Approach, which estimates the fair value based on future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Fair values were established based on management's assessment and independent third-party appraisals. We also considered our total market capitalization as of December 31, 2008, using an average closing price for three months, 6 months and year-to-date.

Based on the first step analysis for Engine Management related to the goodwill acquired as a result of our Dana acquisition, it was determined that the carrying amount of the goodwill was in excess of its respective fair value. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of Engine Management. Based on the second step analysis, we concluded that all of the goodwill recorded at the reporting unit related to the Dana acquisition was impaired. As a result, we recorded a non cash goodwill impairment charge to operations of $38.5 million.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Additionally, continued sustained declines in our market capitalization could require additional impairment charges to be recorded in future periods for the remaining goodwill related to our our February 2008 asset purchase agreement in our Engine Management Segment.

Changes in the carrying value of goodwill by operating segment during the years ended December 31, 2008 and 2007 are as follows (in thousands):

                                                ENGINE
                                              MANAGEMENT    EUROPE       TOTAL
                                              ----------    ------       -----
Balance as of December 31, 2006 .............  $ 38,488    $     --    $ 38,488
Acquisition of UK wire and cable business ...        --       3,078       3,078
--------------------------------------------------------------------------------
Balance as of December 31, 2007 .............    38,488       3,078      41,566
Purchase accounting adjustments .............        --      (3,078)     (3,078)
Impairment of goodwill ......................   (38,488)         --     (38,488)
Acquisition of core sensor business .........     1,100          --       1,100
--------------------------------------------------------------------------------
Balance as of December 31, 2008 .............  $  1,100    $     --    $  1,100
================================================================================

During 2007, our European affiliate acquired the wire and cable business of a third party in the United Kingdom for a purchase price of $3.7 million. Net assets acquired were $0.6 million, and the excess purchase price over net assets of $3.1 million had been reported as goodwill in our consolidated balance sheet. In 2008, we retained a third party valuation firm to value the net assets acquired and as a result the entire goodwill balance of $3.1 million has been allocated to indentifiable intangible assets (see below).

In February 2008, we acquired the core sensor business of a third party. The total purchase price for all production lines is equal to the net book value of the assets purchased plus $1.25 million in cash. During 2008, we have completed the relocation and purchase of certain production lines for an aggregate purchase price of $4.9 million, of which $1.1 million has been recorded as an addition to goodwill in our consolidated balance sheet.

OTHER INTANGIBLE ASSETS

Other intangibles assets include computer software. Computer software, net of amortization, was $2.9 million and $4.1 million as of December 31, 2008 and 2007, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $1.3 million, $1.2 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets associated with the acquisition of DEM as well as the acquisition of a wire and cable business in our European Segment, as of December 31, 2008 and 2007 consist of:

                                                       DECEMBER 31,
                                                   --------------------
                                                       2008        2007
                                                       ----        ----
                                                      (In thousands)
Customer relationships ..........................  $ 12,484    $ 10,000
Trademarks and trade names (1) ..................     5,429       6,100
Patents and supply contracts ....................       420          --
                                                   --------    --------
                                                     18,333      16,100
Less accumulated amortization (2) ...............    (5,221)     (3,889)
Less currency translation adjustment ............      (797)         --
                                                   --------    --------
    Net .........................................  $ 12,315    $ 12,211
                                                   ========    ========

(1) During 2008, we recognized an impairment charge of $0.9 million related to the discontinuance of a trademark acquired in connection with the DEM acquisition.

(2) Applies to all intangible assets, except for the DEM acquisition related trademarks and trade names.

In connection with the DEM acquisition in June 2003, $16.1 million was allocated to intangible assets consisting of customer relationships and trademarks and trade names; $10 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and trade names which is not subject to amortization as they were determined to have indefinite useful lives. During 2008, we made the decision, along with our customers, to discontinue one of the trademarks acquired in connection with the acquisition. Products sold under the trademark will be changed over to another trademark. Revenues under the trademark will gradually decline through 2010 with no revenue in 2011. In connection with this decision, we recorded an impairment charge of $0.9 million in 2008.

Of the total purchase price for the wire and cable business in our European Segment, $3.1 million has been allocated to indentifiable intangible assets consisting of customer relationships, trademarks and supply contracts; of which $2.5 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 12 years; $0.4 million was assigned to supply contracts with an estimated useful life of 5 years and the remaining $0.2 million assigned to trademarks with an estimated useful life of 15 years.

Total amortization expense for acquired intangible assets was $1.3 million for the year ended December 31, 2008 and $1.1 million per year for the years ended December 31, 2007 and 2006. Based on the current estimated useful lives assigned to our intangible assets, amortization expense for 2009 through 2012 is estimated to be $1.3 million per year and $0.7 million in 2013.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

8. OTHER ASSETS

                                                       DECEMBER 31,
                                                   --------------------
                                                       2008        2007
                                                       ----        ----
                                                      (In thousands)
Equity in joint ventures.........................  $    254    $  2,310
Deferred income taxes, net (Note 15).............    28,045      25,809
Deferred financing costs, net....................     3,644       2,373
Long term receivables............................     4,793       4,004
Other............................................     7,510      10,823
                                                   --------    --------
    Total other assets, net......................  $ 44,246    $ 45,319
                                                   ========    ========

Included in the above caption "Other" is a preferred stock investment of $1.5 million in a customer, which is carried at cost. Net sales to this customer amounted to $29.7 million, $35.4 million and $37.4 million in 2008, 2007 and 2006, respectively. Also included in "Other" are $5.5 million of assets held in a nonqualified defined contribution pension plan.

JOINT VENTURE OPERATIONS

On December 31, 2008, we sold our equity ownership interests in our Blue Streak Electronics, Ltd. ("BSE"), Ototest, Ltd. ("Ototest") and Testar, Ltd. ("Testar") joint ventures to our partner and purchased the remaining ownership interest in Blue Streak Europe Ltd. ("BS Europe") increasing our ownership interest in BS Europe to 100%. Along with the sale of our interest in BSE, we sold certain inventory and have signed a long term transition service agreement to provide sales force support, cataloging, distribution and technology conversion services. We sold our equity interests and inventory for $7.1 million, which approximated our net book value. The sales transactions are subject to customary post-closing adjustments. BS Europe was acquired for 1 British pound.

Blue Streak Electronics, Ltd. was established in 1992, and until the sale in 2008 we maintained a 50% ownership interest in this joint venture. The joint venture remanufactures on-board computers for the automobile aftermarket. The headquarters of BSE are located in Canada and its manufacturing operations are in Tijuana, Mexico. BSE has a fiscal year end of December 31.

Testar, Ltd. and Ototest, Ltd were established in 1995 and 2007, respectively, and until the sale in 2008 we maintained a 50% ownership interest in each of these joint ventures. The headquarters and manufacturing facilities of Testar and Ototest are located in Israel. The joint ventures produce software products for use in on-board computers for the automobile aftermarket. Testar and Ototest have a fiscal year end of December 31.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is summarized selected financial information from our sold joint ventures:

                                                             AS OF DECEMBER 31,
                                                            -------------------
        AGGREGATED FINANCIAL INFORMATION                      2008       2007
--------------------------------------------------------------------------------
                                                               (In thousands)
Current assets ..........................................   $  4,511   $  6,829
Non-current assets ......................................      2,468      2,977
Current liabilities .....................................      4,763      5,096
Non-current liabilities .................................         --         --

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2008       2007       2006
-------------------------------------------------------------------------------
                                                         (In thousands)
Net sales ....................................   $  8,641   $  8,026   $ 11,584
Costs and expenses ...........................     10,206      7,938     10,288
                                                 --------   --------   --------
Net earnings (loss) ..........................   $ (1,565)  $     88   $  1,296
                                                 ========   ========   ========

As of December 31, 2008, we have an equity ownership investment in a joint venture located in Europe. Our ownership interest in this joint venture is accounted for on the equity method. The following is summarized selected financial information from our joint ventures for the years ended December 31, 2008, 2007 and 2006:

                                                             AS OF DECEMBER 31,
                                                            -------------------
       AGGREGATED FINANCIAL INFORMATION                       2008       2007
-------------------------------------------------------------------------------
                                                               (In thousands)
Current assets ..........................................   $  2,020   $  4,570
Non-current assets ......................................        436        293
Current liabilities .....................................      1,950      3,262
Non-current liabilities .................................         10         44

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2008       2007       2006
-------------------------------------------------------------------------------
                                                         (In thousands)
Net sales ....................................   $  3,299   $  3,548   $  2,672
Costs and expenses ...........................      3,255      3,325      1,968
                                                 --------   --------   --------
Net earnings (loss) ..........................   $     44   $    223   $    704
                                                 ========   ========   ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

9. CREDIT FACILITIES AND LONG-TERM DEBT

Total debt outstanding is summarized as follows:

                                                         DECEMBER 31,
                                                     -------------------
                                                       2008       2007
                                                       ----       ----
                                                       (In thousands)

Revolving credit facilities (1) ..................   $148,931   $156,756
6.75% convertible subordinated debentures (2) ....     44,865     90,000
Mortgage loan (3) ................................         --      7,891
Other ............................................        361        664
                                                     --------   --------
    Total debt ...................................   $194,157   $255,311
                                                     ========   ========

Current maturities of long-term liabilities ......   $193,884   $164,777
Long-term debt ...................................        273     90,534
                                                     --------   --------
    Total debt ...................................   $194,157   $255,311
                                                     ========   ========

(1) Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facilities.

(2) In 2008, we repurchased $45.1 million principal amount of the debentures. The convertible debentures will mature on July 15, 2009.

(3) The mortgage loan was secured by the Long Island City, New York property. In March 2008 in connection with the sale of the property, we defeased the mortgage loan.

Maturities of long-term debt during the five years ending December 31, 2009 through 2013 are $45 million, $0.1 million, $0.1 million, $0.1 million and $0 million, respectively.

DEFERRED FINANCING COSTS

We had deferred financing cost of $3.6 million and $2.7 million as of December 31, 2008 and 2007, respectively. In connection with the amendment to our revolving credit facility in December 2008, we incurred $2.2 million of issuance costs related to bank fees, legal and other professional fees which are being amortized over the remaining term of the revolving credit facility. In March 2008 in connection with the sale of the Long Island City, New York property we defeased the mortage loan and deferred financing costs of $0.4 million were written off. Deferred financing costs as of December 31, 2008 are related to our revolving credit facility and convertible subordinated debentures.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Scheduled amortization for future years, assuming no further prepayments of principal is as follows:

(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------
2009........................................................  1,190
2010........................................................  1,090
2011........................................................  1,090
2012........................................................    273
2013 and beyond.............................................     --
-------------------------------------------------------------------
Total amortization..........................................  3,643
===================================================================

REVOLVING CREDIT FACILITY

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation, which prior credit facility provided for a $305 million credit facility and which was to expire in 2008. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. The restated credit agreement also provides a $50 million accordion feature, which would allow us to expand the facility. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In December 2008, we amended our restated credit agreement (1) to establish a limit of $50 million on the amount of subordinated convertible debentures that we can repurchase in the open market prior to the closing of any additional debt financing transaction, (2) to establish a minimum borrowing availability reserve of $15 million, except in certain circumstances; provided that the minimum borrowing availability reserve shall be reduced to zero on the effective date of the redemption or repayment of our convertible subordinated debentures, (3) to establish a $25 million minimum borrowing availability requirement effective on the date of redemption or repayment of our convertible subordinated debentures, which amount may be reduced by up to $10 million in certain circumstances, and
(4) to increase the margin added to the prime rate to 1.50% and the margin added to the LIBOR rate to 2.75%; and on the earlier of (a) March 31, 2009 or (b) the closing of any refinancing of our convertible subordinated debentures, to further increase the margin added to the prime rate to between 1.75% - 2.25% and the margin added to the LIBOR rate to between 3% - 3.5%, in each case depending upon the level of excess availability as defined in the credit agreement.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $54.4 million available for us to borrow pursuant to the formula at December 31, 2008, of which $14.9 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible debentures. At December 31, 2008 and December 31, 2007, the interest rate on our restated credit agreement was 4.6% and 6.4%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $143.2 million and $148.7 million at December 31, 2008 and December 31, 2007, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is less than $20 million for more than two days in a consecutive 30-day period and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2008, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Pursuant to our December 2008 amendment to the restated credit agreement, beginning January 15, 2009 and on a monthly basis thereafter, our borrowing availability will be reduced by $5 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our convertible debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

CANADIAN TERM LOAN

In March 2007, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. This amendment modifies our existing $7 million credit agreement which was to expire in 2008. The amended credit agreement provides for a line of credit of up to $12 million, of which $7 million is currently outstanding and which amount is part of the $275 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in 2012. Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation (described above).

In December 2008, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. The amendment provides for, among other things (1) the allowance of cash proceeds from the divestiture of the Blue Streak Electronics joint venture to be applied in accordance with the requirements of our U.S. restated credit agreement, and (2) an increase in the interest rates applicable to our outstanding borrowings under the Canadian credit agreement to be in line with the increases set forth in our U.S. restated credit agreement (described above).

REVOLVING CREDIT FACILITIES--EUROPE

Our European subsidiary has revolving credit facilities which, at December 31, 2008, provide for aggregate lines of credit up to $8.4 million. The amount of short-term bank borrowings outstanding under these facilities was $5.8 million on December 31, 2008 and $8 million on December 31, 2007. The weighted average interest rate on these borrowings on December 31, 2008 and December 31, 2007 was 6.2% and 6.7%, respectively.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase. In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million. As of December 31, 2008, the convertible debentures are convertible into 1,393,866 shares of our common stock at the option of the holder. Pursuant to our amendment to our revolving credit facility in December 2008, we are limited to $50 million in the aggregate in subordinated debentures that can be repurchased in the open market.

MORTGAGE LOAN AGREEMENT

In June 2003, we borrowed $10 million under a mortgage loan agreement. The mortgage loan was secured by the Long Island City, New York property and in connection with the sale of the property in March 2008, we defeased the loan. We incurred fees and expenses in the defeasance of approximately $1 million, and deferred finance costs capitalized of $0.4 million were written off upon the defeasance. See Note 4.

10. STOCKHOLDERS' EQUITY

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2008 and 2007.

As of December 31, 2006, we had Board authorization to repurchase additional shares of our common stock up to a maximum cost of $1.7 million. In August 2007, our Board of Directors authorized a $3.3 million increase in our stock repurchase program. In 2007, we repurchased approximately $5 million of our common stock pursuant to these authorizations.

Accumulated other comprehensive income is comprised of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2008       2007
                                                              ----       ----
                                                               (In thousands)
Foreign currency translation adjustments................... $  2,606   $ 11,579
Unrecognized postretirement benefit costs (credit).........    5,193     (6,033)
                                                            --------   --------
    Total accumulated other comprehensive income........... $  7,799   $  5,546
                                                            ========   ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

11. STOCK-BASED COMPENSATION PLANS

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees' interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board. We currently have five active stock-based compensation plans.

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

The stock options granted prior to 2006 gradually vested at annual intervals through December 31, 2007. We recognized compensation expense for prior years' grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with SFAS 123 which was used in our prior pro forma disclosure. Our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants. The expense for the years ended December 31, 2007 and 2006 reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, the compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) SFAS 123 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) SFAS 123R for all stock-based compensation that was granted on or after January 1, 2006. Stock-based compensation expense was $446,300 ($322,450, net of tax) or $0.02 per basic and diluted share, $342,500 ($224,800, net of tax) or $0.01 per per basic and diluted share and $712,000 ($433,000, net of tax) or $0.02 per basic and diluted share for the years ended December 31, 2008, 2007 and 2006, respectively.

STOCK OPTION GRANTS

Under the 1994 Omnibus Stock Option Plan, as amended, which terminated in May 2004, we were authorized to issue options to purchase 1,500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. At December 31, 2008, there were options to purchase an aggregate of 178,949 shares of common stock.

Under the 1996 Independent Directors' Stock Option Plan, which terminated in May 2006, we were authorized to issue options to purchase 50,000 shares of common stock. The options became exercisable one year after the date of grant and expired at the end of ten years following the date of grant. At December 31, 2008, there were options to purchase an aggregate of 22,200 shares of common stock.

Under the 2004 Omnibus Stock Option Plan, which terminates in May 2014, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2008, there were options to purchase an aggregate of 298,674 shares of common stock.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Under the 2004 Independent Directors' Stock Option Plan, we were authorized to issue options to purchase 50,000 shares of common stock. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant. At December 31, 2008, there were options to purchase an aggregate of 16,000 shares of common stock.

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

At December 31, 2008, under all of our option plans there were options to purchase an aggregate of 515,823 shares of common stock, with no shares of common stock available for future grants. There were no stock options granted in the years ended December 31, 2008, 2007 and 2006, and for the year-ended December 31, 2008, we had no unrecognized compensation cost related to stock options and non-vested stock options.

Stock option-based compensation expense in 2007 was $85,200 ($55,800, net of tax), all for unvested options. Stock option-based compensation expense in 2006 was $547,400 ($333,100, net of tax), including $264,700 for unvested options. As of December 31, 2006, we had $88,200 of unrecognized compensation cost related to non-vested stock options granted, which was recognized over a weighted-average period of four months in 2007. There was no stock option-based compensation expense in 2008.

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2008 and 2007:

                                                                     Weighted
                                                         Weighted     Average
                                                          Average    Remaining
                                                         Exercise   Contractual
                                               Shares      Price    Term (Years)
--------------------------------------------------------------------------------
Outstanding at December 31, 2006 ............  990,898    $ 13.61        5.1
--------------------------------------------------------------------------------
Expired .....................................  (39,999)   $ 24.84         --
--------------------------------------------------------------------------------
Exercised ................................... (328,211)   $ 12.75         --
Forfeited, Other ............................  (15,068)   $ 13.53        5.5
--------------------------------------------------------------------------------
Outstanding at December 31, 2007 ............  607,620    $ 13.34        4.8
--------------------------------------------------------------------------------
Expired .....................................  (39,498)   $ 11.92         --
Exercised ...................................       --         --         --
Forfeited, Other ............................  (52,299)   $ 13.83        2.0
--------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2008 ............  515,823    $ 13.40        4.1
--------------------------------------------------------------------------------
Options exercisable at December 31, 2008 ....  515,823    $ 13.40        4.1
================================================================================

There was no aggregate intrinsic value of all outstanding stock options as of December 31, 2008. All outstanding stock options as of December 31, 2008 are exercisable. There were no options exercised in 2008. The total intrinsic value of options exercised was $1.3 million and $0.3 million during the years ended December 31, 2007 and 2006, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following is a summary of the changes in non-vested stock options for the year ended December 31, 2007:

                                                                     Weighted
                                                                   Average Grant
                                                                     Date Fair
                                                          Shares       Value
                                                         -----------------------
Non-vested shares at January 1, 2007...................   129,750      $2.72
Forfeitures............................................    (1,125)     $2.72
Vested.................................................  (128,625)     $2.72
--------------------------------------------------------------------------------
Non-vested shares at December 31, 2007.................        --
================================================================================

All stock options in 2008 are fully vested.

RESTRICTED STOCK AND PERFORMANCE SHARE GRANTS

As part of the 2006 Omnibus Incentive Plan, we are authorized to issue shares of restricted and/or performance-based stock to eligible employees and directors. Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie executive compensation directly to Company performance and the long-term enhancement of shareholder value. Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant. Each period we evaluate the probability of achieving the applicable targets and we adjust our accrual accordingly. Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively.

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

Under the plan, 700,000 shares are authorized to be issued. At December 31, 2008, under our 2006 Omnibus Incentive Plan, there were an aggregate of (a) 300,175 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 399,825 shares of common stock available for future grants. For the year ended December 31, 2008, 110,250 restricted and performance-based shares were granted (78,500 restricted shares and 31,750 performance-based shares), and for the year ended December 31, 2007, 111,850 restricted and performance-based shares were granted (81,600 restricted shares and 30,250 performance-based shares).

In determining the grant date fair value, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. Forfeitures on restricted stock grants are estimated at 2% for employees and 0% for executives and directors, respectively, based on evaluation of historical and expected future turnover.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

As related to restricted and performance stock shares, we recorded compensation expense of $446,300 ($322,450, net of tax), $257,300 ($169,000, net of tax),
$164,200 ($99,900, net of tax) for the year ended December 31, 2008, 2007 and 2006, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $875,500 and $821,900 at December 31, 2008 and 2007, respectively and is expected to be recognized over a weighted average period of 1.7 and 0.3 years for employees and directors, respectively, as of December 31, 2008 and over a weighted average period of 1.8 and 0.8 years for employees and directors, respectively, as of December 31, 2007.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2008 and 2007:

                                                       Weighted Average
                                                       Grant Date Fair
                                             Shares    Value Per Share
                                           ---------   ----------------
Balance at December 31, 2006                 93,775         $7.21
   Granted ...............................  111,850         $7.28
   Vested ................................   (5,500)        $7.49
   Forfeited..............................   (6,925)        $7.01
                                           ----------------------------
Balance at December 31, 2007 .............  193,200         $7.25
   Granted ...............................  110,250         $6.46
   Vested ................................  (13,700)        $8.33
   Forfeited..............................   (8,975)        $6.67
                                           ----------------------------
BALANCE AT DECEMBER 31, 2008 .............  280,775         $6.88
=======================================================================

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2008, 2007 and 2006 was $1.9 million (or $6.88 per share), $1.4 million (or $7.25 per share), and $0.7 million (or $7.21 per share), respectively.

12. RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS - We and certain of our subsidiaries maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, the majority of which were funded in cash in connection with the plans are as follows (in thousands):

                                              U.S. DEFINED     EUROPEAN DEFINED
                                              CONTRIBUTION       CONTRIBUTION
                                              ------------       ------------
Year ended December 31,
2008.......................................      $4,181              $324
2007.......................................       4,001               377
2006.......................................       3,736               289

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. Such contributions were $113,500 in 2007 and $83,000 in 2006 and we have recorded an obligation of $117,000 for 2008.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We also have an Employee Stock Ownership Plan and Trust (ESOP) for employees who are not covered by a collective bargaining agreement. In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2008, we contributed to the trust an additional 137,023 shares from our treasury and released 199,471 shares from the trust leaving 529 shares remaining in the trust as of December 31, 2008. The provision for expense in connection with the ESOP was approximately $1.6 million in 2008, $1.9 million in 2007, and $1.2 million in 2006.

MULTI-EMPLOYER BENEFIT PLANS - We participate in multi-employer plans which provide defined benefits to unionized workers at certain of our manufacturing facilities. Contributions to the plans are determined in accordance with the provisions of a negotiated labor contract.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations will be transferred to other facilities. As part of the agreement, effective January 5, 2008, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility. As a result, we incurred a withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance and is payable in a lump sum or over a period which is not to exceed 20 years. In December 2007, we recorded a charge of $3.3 million related to the present value of the undiscounted $5.6 million withdrawal liability discounted over 80 quarterly payments using a credit-adjusted, risk-free rate. Under the terms of the agreement, quarterly payments totaling $0.3 million commenced in December 2008.

DEFINED BENEFIT PENSION PLANS - We maintain qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees. The defined benefit retirement plans are generally based on years of service and employee compensation.

In October 2001, we adopted a defined benefit unfunded SERP. The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant's payment date based upon the employees' years of service and compensation. In June 2008, a participant in the unfunded SERP reached his applicable payment date. In connection therewith, we recorded a settlement loss of $0.6 million in June 2008. The corresponding distribution of $5 million was made in July 2008. We use a January 1 measurement date for this plan. Benefit obligations as of the end of each year reflect assumptions in effect as of this date.

Additionally, we maintain a UK defined benefit plan. The defined benefit plan is closed to new entrants and existing active members ceased accruing any further benefits.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans, as of and for the years ended December 31, 2008 and 2007, were (in thousands):

                                                                     DEFINED BENEFIT RETIREMENT PLANS
                                                               --------------------------------------------
                                                                    U.S. PLANS            EUROPEAN PLANS
                                                               --------------------------------------------
                                                                 2008        2007        2008        2007
                                                                 ----        ----        ----        ----
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year .................   $  6,912    $  5,642    $  3,200    $  3,310
   Service cost ............................................         91         426          --          --
   Interest cost ...........................................        236         353         137         173
   Benefits paid ...........................................     (4,983)         --         (80)       (105)
   Actuarial loss (gain) ...................................       (459)        491        (155)       (227)
   Translation adjustment ..................................         --          --        (827)         49
-----------------------------------------------------------------------------------------------------------
        Benefit obligation at end of year ..................   $  1,797    $  6,912    $  2,275    $  3,200
-----------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year ..........         --          --    $  3,462    $  3,288
   Employer contributions ..................................         --          --          72          95
   Actual return on plan assets ............................         --          --        (538)        135
   Benefits paid ...........................................         --          --         (80)       (105)
   Translation adjustment ..................................         --          --        (895)         49
-----------------------------------------------------------------------------------------------------------
        Fair value of plan assets at end of year ...........   $     --    $     --    $  2,021    $  3,462
-----------------------------------------------------------------------------------------------------------
FUNDED (UNFUNDED) STATUS OF THE PLANS ......................   $ (1,797)   $ (6,912)   $   (254)   $    262
-----------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE BALANCE SHEET
   Accrued postretirement benefit liabilities (assets) .....   $  1,797    $  6,912    $    254    $   (262)
   Accumulated other comprehensive loss (pre-tax)
        related to:
          Unrecognized net actuarial losses ................        192       1,245       1,817       1,797
          Unrecognized prior service cost (credit) .........        469         580          --          --

The unrecognized amounts recorded in accumulated other comprehensive income will be subsequently recognized as expense consistent with our historical accounting policy for amortizing those amounts. Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will be recognized as increases or decreases in other comprehensive income (loss), net of tax. As they are subsequently recognized as a component of expense, the amounts recorded in other comprehensive loss in prior periods are adjusted.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following defined benefit plan amounts were included in other comprehensive income, net of tax, during the year ended December 31, 2008, in accordance with FAS 158 (in thousands).

                                                              RECLASSIFICATION
                                                            ADJUSTMENT FOR PRIOR
                                            INCURRED BUT       PERIOD AMOUNTS
                                           NOT RECOGNIZED        RECOGNIZED
                                           -------------------------------------
ACTUARIAL GAINS (LOSSES)
   SERP defined benefit plan.............      $(295)               $ (18)
   Foreign benefit and other plans.......       (155)                 (84)

PRIOR SERVICE (COST) CREDIT
   SERP defined benefit plan.............         --                  (66)
   Foreign benefit and other plans.......         --                   --
--------------------------------------------------------------------------------
                                               $(450)               $(168)
--------------------------------------------------------------------------------

The prior service cost (credit) included in accumulated other comprehensive loss at the end of 2008 and expected to be recognized in net periodic benefit cost during 2009 is $0.1 million ($60,000 net of tax). No plan assets are expected to be returned to us during the year ended December 31, 2009.

The net periodic benefit cost as determined by FAS 87, Employers' Accounting for Pensions, related to our plans include the following components (in thousands):

                                                          DECEMBER 31,
                                                   --------------------------
U.S. DEFINED BENEFIT RETIREMENT PLANS:              2008      2007      2006
                                                    ----      ----      ----
Service cost ....................................  $   91    $  426    $  393
Interest cost ...................................     236       353       284
Amortization of prior service cost ..............     110       110       111
Amortization of unrecognized loss ...............      30       158       117
-----------------------------------------------------------------------------
Net periodic benefit cost .......................  $  467    $1,047    $  905
-----------------------------------------------------------------------------

EUROPEAN DEFINED BENEFIT RETIREMENT PLANS:
Service cost ....................................  $   --    $   --    $   --
Interest cost ...................................     137       173       168
Amortization of net actuarial loss ..............      84       113        --
Expected return on plan assets ..................    (186)     (225)     (196)
-----------------------------------------------------------------------------
Net periodic benefit cost .......................  $   35    $   61    $  (28)
-----------------------------------------------------------------------------
     TOTAL NET PERIODIC BENEFIT COSTS ...........  $  502    $1,108    $  877
=============================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. defined benefit plan are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                     2008      2007      2006
                                                     ----      ----      ----
Discount rates .................................     5.75%     5.75%     5.75%
Salary increase ................................     4.00%     4.00%     4.00%

Actuarial assumptions used to determine costs and benefit obligations related to our European defined benefit plan are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                     2008      2007      2006
                                                     ----      ----      ----
Discount rates .................................     6.70%     5.90%     5.23%
Expected long-term rates of return on assets ...     7.50%     7.00%     7.00%
Inflation ......................................     3.00%     3.30%     3.00%

The Company's discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. We set our discount rate for all U.S. plans based on a review of the Moody AA Long-Term Corporate Bond Index and a pension liability index; and our discount rate for our European plans is based on corporate cash bond yields. We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

The expected return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the benefit obligations. The assumption reflects long-term expectations for future rate of return for the investment portfolio over the life of the benefit obligation, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The return on plan assets for 2008 was approximately (20.9) %. The return on plan assets for 2007 was approximately 4.3%.

For defined benefit pension plans in which the accumulated benefit obligation
(ABO) was in excess of the fair value of the plans' assets, the projected benefit obligation (PBO), ABO and fair value of the plans' assets as of December 31, 2008 and 2007 were as follows (in thousands):

                                           -----------------------------------
                                               U.S. PLANS       EUROPEAN PLANS
                                           -----------------   ---------------
                                             2008      2007     2008      2007
                                             ----      ----     ----      ----
Projected benefit obligation............   $ 1,797   $ 6,912   $ 2,275   $3,200
Accumulated benefit obligation..........     1,797     5,957     2,275    3,200
Fair value of plan assets...............        --        --     2,021    3,462
===============================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The European pension plan's fair value measurements and weighted-average asset allocation by asset category at December 31 is as follows (in thousands):

                                            2008                2007
                                     ------------------------------------
ASSET CATEGORY:                      FAIR VALUE          FAIR VALUE
                                     ------------------------------------
    Equity securities...............   $1,348    66.7%     $2,479    71.6%
    Bonds...........................      352    17.4         463    13.4
    Property........................       16    15.1         520      15
    Cash............................      305     0.8          --      --
-------------------------------------------------------------------------
                                       $2,021     100%     $3,462     100%
=========================================================================

A third party management company has the fiduciary responsibility for making investment decisions related to the assets of our UK defined benefit pension plan. Their investment objectives for the assets of the defined benefit pension plan are to minimize the net present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Our risk management practices include the use of external investment managers and the maintenance of a portfolio diversified by asset class, investment approach and security holdings. Under FAS 157, plan assets' fair values are determined based on observable inputs, which are quoted market prices for identical assets in active markets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

                                               U.S. PLAN      EUROPEAN PLAN
                                                BENEFITS         BENEFITS
---------------------------------------------------------------------------
2009........................................     $   --            $ 96
2010........................................         --             110
2011........................................         --             125
2012........................................         --             140
2013........................................         --             155
Years 2014 - 2018...........................     $5,764            $847
===========================================================================

13. POST-RETIREMENT MEDICAL BENEFITS

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1996. In May 2008, we announced that, in lieu of the current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account ("HRA") will be established beginning January 1, 2009 for each qualified U.S. retiree. The plan amendment will effectively reduce benefits attributed to employee services already rendered and credit a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees. The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008 which will be amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years). The annual reduction to expense over the amortization period will be $6.4 million commencing on June 1, 2008.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our post retirement medical benefit plans as of and for the years ended December 31, 2008 and 2007, were as follows: (in thousands):

                                                                     DEFINED BENEFIT RETIREMENT PLANS
                                                               --------------------------------------------
                                                                    U.S. PLANS            CANADIAN PLANS
                                                               --------------------------------------------
                                                                 2008        2007        2008        2007
                                                                 ----        ----        ----        ----
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year .................   $ 40,221    $ 37,201    $    888    $    991
   Service cost ............................................        525         791          10          27
   Interest cost ...........................................      1,640       2,169          41          62
   Benefits paid ...........................................       (953)       (871)        (33)        (24)
   Actuarial loss (gain) ...................................      1,823         931        (101)       (349)
   Plan amendment ..........................................    (24,514)         --          --         181
-----------------------------------------------------------------------------------------------------------
        Benefit obligation at end of year ..................   $ 18,742    $ 40,221    $    805    $    888
-----------------------------------------------------------------------------------------------------------
FUNDED (UNFUNDED) STATUS OF THE PLANS ......................   $(18,742)   $(40,221)   $   (805)   $   (888)
-----------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE BALANCE SHEET
   Accrued postretirement benefit liabilities ..............   $ 18,742    $ 40,221    $    805    $    888
   Accumulated other comprehensive loss (pre-tax)
       related to:
          Unrecognized net actuarial losses (gains) ........     14,588      14,197        (365)       (345)
          Unrecognized prior service cost (credit) .........    (26,329)     (8,401)       (175)       (235)
          Unrecognized net transition obligation (asset) ...         --          --          21          31

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into post-retirement medical benefits cost during 2009 are $0.1 million and ($9.3) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

                                                        DECEMBER 31,
                                               -----------------------------
U.S. POST RETIREMENT PLANS:                      2008       2007       2006
                                                 ----       ----       ----
Service cost ...............................   $   525    $   791    $   785
Interest cost ..............................     1,640      2,169      2,000
Amortization of prior service cost .........    (6,586)    (2,853)    (2,853)
Amortization of unrecognized loss ..........     1,432      1,310      1,481
----------------------------------------------------------------------------
Net periodic benefit cost ..................   $(2,989)   $ 1,417    $ 1,413
----------------------------------------------------------------------------

CANADIAN POST RETIREMENT PLANS:
Service cost ...............................   $    10    $    27    $    22
Interest cost ..............................        41         62         50
Amortization of transition obligation ......         4          5          4
Amortization of prior service cost .........       (15)       (18)        --
Amortization of net actuarial loss .........       (15)        --        (15)
----------------------------------------------------------------------------
Net periodic benefit cost ..................   $    25    $    76    $    61
----------------------------------------------------------------------------
     TOTAL NET PERIODIC BENEFIT COSTS ......   $(2,964)   $ 1,493    $ 1,474
============================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. post-retirement plan are as follows:

                                                     DECEMBER 31,
                                                --------------------
                                                2008    2007    2006
                                                ----    ----    ----
Discount rate ...............................   5.75%   5.75%   5.75%
Current medical cost trend rate .............     --       9%      9%
Current dental cost trend ...................     --       5%      5%
Ultimate medical cost trend rate ............     --       5%      5%
Year trend rate declines to ultimate ........     --    2012    2011

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian post-retirement plan are as follows:

                                                     DECEMBER 31,
                                                --------------------
                                                2008    2007    2006
                                                ----    ----    ----
Discount rates ..............................      7%   5.75%   5.25%
Current medical cost trend rate .............      9%     10%    6.8%
Ultimate medical cost trend rate ............      5%      5%      5%
Year trend rate declines to ultimate ........   2012    2012    2009

The Company's discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. We set our discount rate for all U.S. plans based on a review of the Moody AA Long-Term Corporate Bond Index and a pension liability index. We adjust the discount rate for all U.S. plans to determine our discount rate for the Canadian plans based on variances in the cost of borrowing money from the central bank and credit spreads. We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

-------------------------------------------------------------------
   2009...................................................  $ 1,003
   2010...................................................    1,022
   2011...................................................    1,033
   2012...................................................    1,072
   2013...................................................    1,103
   Years 2014 - 2018......................................  $ 6,616
===================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2008 (in thousands):

                                                             1-PERCENTAGE-     1-PERCENTAGE-
                                                             POINT INCREASE   POINT DECREASE
                                                             -------------------------------
Effect on total of service and interest cost components....       $  7             $   6
Effect on post retirement benefit obligation...............       $ 59             $ (49)

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

14. OTHER INCOME (EXPENSE), NET

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 2008        2007        2006
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
Interest and dividend income ...............................   $     20    $    687    $    498
Gain on repurchase of convertible debentures ...............      3,847          --          --
Income from joint ventures .................................       (319)        116         915
Gain on sale of buildings ..................................     21,845         812          --
Loss on mortgage defeasance ................................     (1,444)         --          --
Loss on divestiture of European Temperature Control
  operations ...............................................         --          --      (3,209)
Gain (loss) on disposal of property, plant and equipment ...       (394)        (18)        (71)
Gain (loss) on foreign exchange ............................     (1,280)      1,421         646
Other income - net .........................................        395         863         838
-----------------------------------------------------------------------------------------------
    TOTAL OTHER INCOME (EXPENSE), NET ......................   $ 22,670    $  3,881    $   (383)
===============================================================================================

15. INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 2008        2007        2006
Current:
  Domestic .................................................   $    442    $  1,473    $    968
   Foreign .................................................      1,997       3,720       2,135
-----------------------------------------------------------------------------------------------
Total Current ..............................................      2,439       5,193       3,103
-----------------------------------------------------------------------------------------------

Deferred:
   Domestic ................................................    (10,492)     (2,500)      3,416
   Foreign .................................................        (52)        105         (25)
-----------------------------------------------------------------------------------------------
Total Deferred .............................................    (10,544)     (2,395)      3,391
-----------------------------------------------------------------------------------------------
     TOTAL INCOME TAX PROVISION ............................   $ (8,105)   $  2,798    $  6,494
===============================================================================================

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested. The Company has provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $50.2 million at the end of 2008, $44.1 million at the end of 2007, and $35.9 million at the end of 2006.

Earnings before income taxes for foreign operations (excluding Puerto Rico) amounted to approximately $4.9 million, $9.3 million, and $6.6 million in 2008, 2007 and 2006, respectively. Prior to 2006, U.S. income taxes on the earnings of the Puerto Rican subsidiary were largely eligible for tax credits against such U.S. income taxes. During 2006, such earnings became fully subject to U.S. income taxes. Such earnings are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring in 2016.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Reconciliations between taxes at the United States federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       2008        2007        2006
                                                                       ----        ----        ----
U.S. federal income tax rate of 35% ..............................   $(10,221)   $  2,880    $  5,480
Increase (decrease) in tax rate resulting from:
   State and local income taxes, net of federal income tax benefit     (1,421)        (93)         33
   State tax credits .............................................         --           3           8
   Non-deductible compensation ...................................      1,830          --          --
   Non-deductible portion of goodwill impairment charge ..........        551          --          --
   Other non-deductible items, net ...............................        986         809         246
   Impact on deferred tax assets, Puerto Rico ....................         --          --      (1,146)
   Income (benefit) taxes attributable to foreign income .........        (62)        366          (2)
   Change in valuation allowance .................................        232      (1,167)      1,875
                                                                     --------    --------    --------
   Provision (benefit) for income
     taxes .......................................................   $ (8,105)   $  2,798    $  6,494
                                                                     ========    ========    ========

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           2008        2007
                                                                           ----        ----
Deferred tax assets:
   Inventories .......................................................   $ 13,173    $ 11,071
   Allowance for customer returns ....................................      7,414       8,675
   Post-retirement benefits ..........................................      7,758      18,550
   Allowance for doubtful accounts ...................................      4,086       3,808
   Accrued salaries and benefits .....................................     12,722       9,858
   Net operating loss, capital loss and tax credit carry forwards ....     17,124      14,351
   Goodwill ..........................................................      3,385         543
   Deferred gain on building sale ....................................      3,860          --
   Accrued asbestos liabilities ......................................      9,986       9,501
   Other .............................................................      4,909       8,174
                                                                         --------    --------
                                                                           84,417      84,531
                                                                         --------    --------
   Valuation allowance (1) ...........................................    (27,073)    (26,840)
                                                                         --------    --------
   TOTAL DEFERRED TAX ASSETS .........................................   $ 57,344    $ 57,691
                                                                         ========    ========
Deferred tax liabilities:
   Depreciation ......................................................   $  8,855    $  3,594
   Promotional costs .................................................        292         560
   Goodwill ..........................................................         --         672
   Restructuring costs ...............................................         --       8,851
   Other .............................................................        113       1,202
                                                                         --------    --------
   TOTAL DEFERRED TAX LIABILITIES ....................................   $  9,260    $ 14,879
                                                                         --------    --------
NET DEFERRED TAX ASSETS ..............................................   $ 48,084    $ 42,812
                                                                         ========    ========

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

(1) Current net deferred tax assets are $20 million and $17 million for 2008 and 2007, respectively. Non-current net deferred tax assets are $28.1 million and $25.8 million for 2008 and 2007, respectively. The tax valuation allowance was allocated to the current deferred tax assets in the amounts of $11.3 million and $10.7 million in 2008 and 2007, respectively. The long term tax deferred assets had a valuation allowance of $15.8 million and $16.2 million in 2008 and 2007, respectively.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $48.1 million as of December 31, 2008, which is net of a valuation allowance of $27.1 million. The deferred tax asset valuation allowance of $27.1 million is intended to provide for uncertainty regarding the ultimate utilization of our state tax credit carryovers, U.S. foreign tax credit carryovers, foreign net operating loss carry forwards, and certain long lived deferred tax assets stemming mainly from accrued asbestos liabilities and post-retirement benefit obligations.

During 2008, the valuation allowance increased by $0.2 million primarily attributable to foreign net operating losses. In addition, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

At December 31, 2008, we have approximately $27.4 million of domestic and foreign net operating loss carryforwards, of which $2.4 million will expire in 2011 through 2013, $15.6 million will expire in 2025 through 2028, with the remainder of $9.4 million having an indefinite carryforward period. We also have foreign tax credit carryforwards of approximately $1.1 million that will expire in 2010 through 2012 and an alternative minimum tax credit carryforward of approximately $6.4 million, which has no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

   Balance at January 1, 2008....................................  $ 2,300
   Increase based on tax positions taken in the current year.....       --
   Decrease based on tax positions taken in the current year.....       --
                                                                   -------
   Balance at December 31, 2008..................................  $ 2,300
                                                                   =======

The amount of unrecognized tax benefits at December 31, 2008, includes $2 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to taxation in the US and various state, local and foreign jurisdictions. We remain subject to examination by US Federal, state, and local tax authorities for tax year 2001 as well as 2003 through 2007. With a few exceptions, we are no longer subject to US Federal, state, and local examinations by tax authorities for the tax year 2002 and for tax years prior to 2001. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include the United Kingdom (2007 onward), Canada (2003 onward) and Hong Kong (2003 onward). We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2009, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

We recognize interest and penalties associated with income tax matters as components of the "provision for income taxes." Our accrual for interest and penalties was $0.4 million upon adoption of FIN 48 and at December 31, 2008.

16. INDUSTRY SEGMENT AND GEOGRAPHIC DATA

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2008        2007        2006
                                               ----        ----        ----
NET SALES:
  Engine Management ......................   $528,157    $527,241    $543,221
  Temperature Control ....................    194,171     207,604     211,102
  Europe .................................     44,205      42,210      47,044
  Other ..................................      8,708      13,130      10,657
-----------------------------------------------------------------------------
    Total ................................   $775,241    $790,185    $812,024
=============================================================================

DEPRECIATION AND AMORTIZATION:
  Engine Management ......................   $  9,362    $  9,474    $  9,893
  Temperature Control ....................      2,824       2,936       3,457
  Europe .................................      1,065       1,019         816
  Other ..................................      1,449       1,752       1,320
-----------------------------------------------------------------------------
    Total ................................   $ 14,700    $ 15,181    $ 15,486
=============================================================================

OPERATING PROFIT (LOSS):
  Engine Management ......................   $(24,935)   $ 28,109    $ 41,249
  Temperature Control ....................      2,331      10,215      11,954
  Europe .................................        510         968          46
  Other ..................................    (16,194)    (15,878)    (16,284)
-----------------------------------------------------------------------------
    Total ................................   $(38,288)   $ 23,414    $ 36,965
=============================================================================

INVESTMENT IN EQUITY AFFILIATES:
  Engine Management ......................   $     --    $     --    $     --
  Temperature Control ....................         --          --          --
  Europe .................................        254         145         201
  Other ..................................         --       2,165       2,282
-----------------------------------------------------------------------------
    Total ................................   $    254    $  2,310    $  2,483
=============================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CAPITAL EXPENDITURES:
  Engine Management ......................   $  7,453    $ 10,622    $  7,481
  Temperature Control ....................      1,837       1,542       1,339
  Europe .................................      1,187       1,792       1,215
  Other ..................................         23          39          45
-----------------------------------------------------------------------------
    Total ................................   $ 10,500    $ 13,995    $ 10,080
=============================================================================

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2008        2007        2006
                                               ----        ----        ----
TOTAL ASSETS:
  Engine Management ......................   $340,713    $443,465    $430,158
  Temperature Control ....................    112,259     113,440     109,734
  Europe .................................     26,637      36,538      26,708
  Other ..................................     95,418      84,649      73,492
-----------------------------------------------------------------------------
    Total ................................   $575,027    $678,092    $640,092
=============================================================================

Reconciliation of segment operating profit (loss) to net earnings (loss):

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2008        2007        2006
                                               ----        ----        ----
Operating profit (loss) ..................   $(38,288)   $ 23,414    $ 36,965
Other income (expense) ...................     22,670       3,881        (383)
Interest expense .........................     13,585      19,066      20,925
                                             --------------------------------
Earnings (loss) from continuing operations
  before taxes ...........................    (29,203)      8,229      15,657
Income tax expense (benefit) .............     (8,105)      2,798       6,494
                                             --------------------------------
Earnings (loss) from continuing operations    (21,098)      5,431       9,163
Discontinued operation, net of tax .......     (1,796)     (3,156)        248
                                             --------------------------------
Net earnings (loss) ......................   $(22,894)   $  2,275    $  9,411
=============================================================================

Other Adjustments consist of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment under SFAS 131.

                                                         REVENUES
                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2008        2007        2006
                                               ----        ----        ----
                                                      (IN THOUSANDS)
United States ............................   $650,498    $663,534    $688,030
Canada ...................................     51,886      53,901      48,537
Europe ...................................     44,205      42,210      47,044
Other Foreign ............................     28,652      30,540      28,413
                                             --------------------------------
   Total .................................   $775,241    $790,185    $812,024
=============================================================================

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                                                    LONG LIVED ASSETS
                                                       DECEMBER 31,
                                             --------------------------------
                                               2008        2007        2006
                                               ----        ----        ----
                                                      (IN THOUSANDS)
United States ............................   $ 89,528    $136,029    $144,208
Europe ...................................      3,540       8,883       4,821
Canada ...................................      5,714       3,954       4,014
Other Foreign ............................        605         680         778
                                             --------------------------------
  Total ..................................   $ 99,387    $149,546    $153,821
=============================================================================

Revenues are attributed to countries based upon the location of the customer. Long lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for 53% of our consolidated net sales in 2008, 50% of consolidated net sales in 2007, and 51% of consolidated net sales in 2006, respectively. These net sales were generated from our Engine Management and Temperature Control Segments.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturity of those instruments.

TRADE ACCOUNTS RECEIVABLE

The carrying amount of trade receivables reflects net recovery value and approximates fair value because of their short outstanding terms.

TRADE ACCOUNTS PAYABLE

The carrying amount of trade payables approximates fair value because of their short outstanding terms.

SHORT TERM BORROWINGS

The carrying value of our revolving line of credit borrowings equals fair market value because the interest rate reflects current market rates. The fair value of our convertible debentures is estimated based on quoted market prices or current rates offered to us for debt of the same remaining maturities.

LONG-TERM DEBT

The fair value of our long-term debt is estimated based on quoted market prices or current rates offered to us for debt of the same remaining maturities.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The estimated fair values of our financial instruments are as follows (in thousands):

                                                    CARRYING AMOUNT   FAIR VALUE
                                                    ---------------   ----------
DECEMBER 31, 2008
Cash and cash equivalents..........................     $  6,608      $  6,608
Trade accounts receivable..........................      174,401       174,401
Trade accounts payable.............................       68,312        68,312
Short term borrowings..............................      193,884       188,668
Long-term debt.....................................          273           273

DECEMBER 31, 2007
Cash and cash equivalents..........................     $ 13,261      $ 13,261
Trade accounts receivable..........................      204,445       204,445
Trade accounts payable.............................       64,384        64,384
Short term borrowings..............................      164,647       164,647
Long-term debt.....................................       90,664        86,839

18. COMMITMENTS AND CONTINGENCIES

Total rent expense for the three years ended December 31, 2008 was as follows (in thousands):

                                                TOTAL    REAL ESTATE    OTHER
                                                -----    -----------    -----
2008.........................................  $ 9,835     $ 7,344     $ 2,491
2007.........................................    8,948       5,996       2,952
2006.........................................    8,438       5,983       2,455

At December 31, 2008, we are obligated to make minimum rental payments through 2022, under operating leases, which are as follows (in thousands):

2009..................................................................  $  9,376
2010..................................................................     7,919
2011..................................................................     6,210
2012..................................................................     5,445
2013..................................................................     5,552
Thereafter............................................................    16,624
--------------------------------------------------------------------------------
    Total.............................................................  $ 51,126
================================================================================

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2008 and 2007, we have accrued $10.2 million and $11.3 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2008, 2007 and 2006 were $45.8 million, $47.2 million, and $49.3 million, respectively.

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

The following table provides the changes in our product warranties:

                                                                DECEMBER 31,
                                                           --------------------
                                                             2008        2007
                                                               (In thousands)
Balance, beginning of period ...........................   $ 11,317    $ 11,704
Liabilities accrued for current year sales .............     45,762      47,191
Settlements of warranty claims .........................    (46,917)    (47,578)
                                                           --------    --------
Balance, end of period .................................   $ 10,162    $ 11,317
                                                           --------    --------

LETTERS OF CREDIT. At December 31, 2008, we had outstanding letters of credit with certain vendors aggregating approximately $0.4 million. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

CHANGE OF CONTROL ARRANGEMENTS. We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

ASBESTOS. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2008, approximately 3,650 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through December 31, 2008, the amounts paid for settled claims are approximately $7.1 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement, and the insurance carrier has accepted coverage for approximately $1.3 million of claims. We intend to submit additional asbestos-related claims to the insurance carrier for coverage.

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

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

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

19. QUARTERLY FINANCIAL DATA UNIT (UNAUDITED)

                                                                       2008 QUARTER ENDED
                                                          --------------------------------------------
                                                           DEC. 31    SEPT. 30     JUNE 30     MAR. 31
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------
Net sales .............................................   $148,876    $202,938    $215,343    $208,084
Gross profit ..........................................     35,531      48,772      48,629      51,224
Earnings (loss) from continuing operations ............    (34,070)        397        (772)     13,347
Earnings (loss) from discontinued operation, net of
     taxes ............................................        432      (1,579)       (323)       (326)
Net earnings (loss) ...................................   $(33,638)   $ (1,182)   $ (1,095)   $ 13,021

Net earnings (loss) from continuing operations
     per common share:
     Basic ............................................   $  (1.84)   $   0.02    $  (0.04)   $   0.73
     Diluted ..........................................   $  (1.84)   $   0.02    $  (0.04)   $   0.68
                                                          --------    --------    --------    --------
Net earnings (loss) per common share:
     Basic ............................................   $  (1.81)   $  (0.06)   $  (0.06)   $   0.71
     Diluted ..........................................   $  (1.81)   $  (0.06)   $  (0.06)   $   0.66
======================================================================================================

                                                                       2007 QUARTER ENDED
                                                          --------------------------------------------
                                                           DEC. 31    SEPT. 30     JUNE 30     MAR. 31
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------
Net sales .............................................   $167,251    $206,169    $216,950    $199,815
Gross profit ..........................................     39,069      54,642      56,689      51,875
Earnings (loss) from continuing operations ............     (7,943)      4,782       5,656       2,936
Loss from discontinued operation, net of
     taxes ............................................       (380)     (2,148)       (279)       (349)
Net earnings (loss) ...................................   $ (8,323)   $  2,634    $  5,377    $  2,587

Net earnings (loss) from continuing operations
     per common share:
     Basic ............................................   $  (0.43)   $   0.26    $   0.30    $   0.16
     Diluted ..........................................   $  (0.43)   $   0.26    $   0.30    $   0.16
                                                          --------    --------    --------    --------
Net earnings (loss) per common share:
     Basic ............................................   $  (0.45)   $   0.14    $   0.29    $   0.14
     Diluted ..........................................   $  (0.45)   $   0.14    $   0.28    $   0.14
======================================================================================================

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

(b) Management's Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial report as of December 31, 2008. The report is under the caption "Management's Report on Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data," which report is incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm.

Grant Thornton, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. The opinion is under the caption "Report of Independent Registered Public Accounting Firm-Internal Control Over Financial Reporting" in "Item 8. Financial Statements and Supplementary Data" for this attestation report, which is incorporated herein by reference.

(d) Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2008 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement") set forth under the captions "Election of Directors," "Management Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2009 Proxy Statement set forth under captions "Corporate Governance," "Executive Compensation and Related Information" and "Compensation and Management Development Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2009 Proxy Statement set forth under the captions "Executive Compensation and Related Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2009 Proxy Statement set forth under the captions "Corporate Governance" and "Executive Compensation and Related Information."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2009 Proxy Statement set forth under the captions "Audit and Non-Audit Fees."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1)   The Index to Consolidated Financial Statements of the Registrant
            under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

      (2) The following financial schedule and related report for the years 2008, 2007 and 2006 is submitted herewith:

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

New York, New York
March 11, 2009


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


March 11, 2009         /s/ Lawrence I. Sills
                       ---------------------
                           Lawrence I. Sills
                           Chairman, Chief Executive Officer and Director (Principal Executive Officer)


March 11, 2009         /s/ James J. Burke
                       ------------------
                           James J. Burke
                           Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

March 11, 2009         /s/ Robert M. Gerrity
                       ---------------------
                           Robert M. Gerrity, Director


March 11, 2009         /s/ Pamela Forbes Lieberman
                       ---------------------------
                           Pamela Forbes Lieberman, Director


March 11, 2009         /s/  Arthur S. Sills
                       --------------------
                           Arthur S. Sills, Director


March 11, 2009         /s/ Peter J. Sills
                       ------------------
                           Peter J. Sills, Director


March 11, 2009         /s/ Frederick D. Sturdivant
                       ---------------------------
                           Frederick D. Sturdivant, Director


March 11, 2009         /s/ William H. Turner
                       ---------------------
                           William H. Turner, Director


March 11, 2009         /s/ Richard S. Ward
                       -------------------
                           Richard S. Ward, Director


March 11, 2009         /s/ Roger M. Widmann
                       --------------------
                           Roger M. Widmann, Director

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

10.2 1996 Independent Outside Directors Stock Option Plan of Standard Motors Products, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.3 1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended and restated, (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-59524), filed on April 25, 2001).

10.4 Supplemental Compensation Plan effective October 1, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.5 Severance Compensation Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

10.6 Severance Compensation Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.7 Credit Agreement, dated as of December 29, 2005, among SMP Motor Products, Ltd., as Borrower, (incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2006).

10.8 Repurchase and Prepayment Agreement, dated as of December 29, 2005, between Standard Motor Products, Inc., and Dana Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2006).

10.9 Amendment to the Standard Motor Products, Inc. Supplemental Compensation Plan, effective December 1, 2006 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
      2006).

10.10 Retention Bonus and Insurance Agreement, dated December 26, 2006, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

10.11 Retention Bonus and Insurance Agreement dated December 26, 2006, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

10.12 Purchase and Sale Agreement, dated December 21, 2007, between Standard Motors Products, Inc. and EXII Northern Boulevard Acquisition LLC (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

10.13 Lease Agreement, dated March 12, 2008, between Standard Motors Products, Inc. and 37-18 Northern Boulevard LLC (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
      2007).

10.14 Standard Motor Products, Inc. Special Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed January 28, 2008).

10.15 First Amendment Agreement dated as of March 20, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company's Form 8-K filed March 21, 2007).

10.16 Second Amended and Restated Credit Agreement dated as of March 20, 2007, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company's Form 8-K filed March 21, 2007).

                          STANDARD MOTOR PRODUCTS, INC.
                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

10.17 Second Amendment Agreement dated as of May 1, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto.

10.18 Consent and Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of October 12, 2007, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto.

10.19 Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of March 6, 2008, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto.

10.20 Consent and Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of May 12, 2008, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto.

10.21 Amendment No. 4 to Second Amended and Restated Credit Agreement dated as of December 18, 2008, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company's Form 8-K filed December 22, 2008).

10.22 Amendment No. 3 to Credit Agreement dated as of December 18, 2008, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company's Form 8-K filed December 22, 2008).

10.23 Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and John Gethin.

10.24 Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and James Burke.

10.25 Amended and Restated Supplemental Executive Retirement Plan, dated as of December 15, 2008.

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

32.1 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

Stockholders and Board of Directors
Standard Motor Products, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Standard Motor Products, Inc and Subsidiaries (the "Company") referred to in our report dated March 11, 2009, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our report on the consolidated financial statements includes explanatory paragraphs relating to the application of FASB Interpretation No. 48 effective January 1, 2007, and the application of Statement of Financial Accounting Standards No. 123
(R) as of January 1, 2006, and No. 158 as of December 31, 2006. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2009

                 STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2008, 2007 and 2006

                                                            Additions
                                                            ---------
                                     Balance at     Charged to
                                     beginning       costs and                                       Balance at
           Description                of year        expenses         Other            Deductions    end of year
           -----------                -------        --------         -----            ----------    -----------
Year ended December 31, 2008:
  Allowance for doubtful accounts   $  6,620,000   $  1,874,000   $     (78,000)(1)   $    368,000   $  8,048,000
  Allowance for discounts              2,344,000     10,979,000              --         11,350,000      1,973,000
                                    ------------   ------------   -------------       ------------   ------------
                                    $  8,964,000   $ 12,853,000   $          --       $ 11,778,000   $ 10,021,000
                                    ============   ============   =============       ============   ============
Allowance for sales returns         $ 23,149,000   $ 81,488,000   $          --       $ 84,973,000   $ 19,664,000
                                    ============   ============   =============       ============   ============
Allowance for inventory valuation   $ 36,747,000   $  3,747,000   $          --       $  6,765,000   $ 33,729,000
                                    ============   ============   =============       ============   ============

Year ended December 31, 2007:
  Allowance for doubtful accounts   $  7,311,000   $    709,000   $  (1,030,000)(1)   $    370,000   $  6,620,000
  Allowance for discounts              2,154,000     11,463,000              --         11,273,000      2,344,000
                                    ------------   ------------   -------------       ------------   ------------
                                    $  9,465,000   $ 12,172,000   $  (1,030,000)(1)   $ 11,643,000   $  8,964,000
                                    ============   ============   =============       ============   ============
Allowance for sales returns         $ 21,705,000   $ 88,889,000   $          --       $ 87,445,000   $ 23,149,000
                                    ============   ============   =============       ============   ============
Allowance for inventory valuation   $ 35,438,000   $  6,623,000   $          --       $  5,314,000   $ 36,747,000
                                    ============   ============   =============       ============   ============

Year ended December 31, 2006:
  Allowance for doubtful accounts   $  7,527,000   $    405,000   $    (382,000)(2)   $    239,000   $  7,311,000
  Allowance for discounts              2,047,000     11,491,000              --         11,384,000      2,154,000
                                    ------------   ------------   -------------       ------------   ------------
                                    $  9,574,000   $ 11,896,000   $    (382,000)(2)   $ 11,623,000   $  9,465,000
                                    ============   ============   =============       ============   ============
Allowance for sales returns         $ 22,346,000   $ 82,259,000   $     (95,000)(2)   $ 82,805,000   $ 21,705,000
                                    ============   ============   =============       ============   ============
Allowance for inventory valuation   $ 39,061,000   $  6,128,000   $    (846,000)(2)   $  8,905,000   $ 35,438,000
                                    ============   ============   =============       ============   ============

(1) Reclass to non-current for receivables with extended terms.

(2) Allowances for divested companies.