Form 10-Q
period 2009-03-31
STANDARD MOTOR PRODUCTS INC
filed 2009-05-08
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 1-4743

Standard Motor Products, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1362020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.	11101
(Address of principal executive offices)	(Zip Code)

(718) 392-0200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☑
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of the close of business on April 30, 2009, there were 18,957,341 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements:	3

	Consolidated Statements of Operations (Unaudited)
	for the Three Months Ended March 31, 2009 and 2008	3

	Consolidated Balance Sheets
	as of March 31, 2009 (Unaudited) and December 31, 2008	4

	Consolidated Statements of Cash Flows (Unaudited)
	for the Three Months Ended March 31, 2009 and 2008	5

	Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
	for the Three Months Ended March 31, 2009	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 6.	Exhibits	38

Signatures		38

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands, except share and per share data)	March 31,
	2009	2008
	(Unaudited)

Net sales	$172,222	$208,084
Cost of sales	131,329	156,860
Gross profit	40,893	51,224
Selling, general and administrative expenses	36,019	43,859
Restructuring and integration expenses	1,163	2,836
Operating income	3,711	4,529
Other income, net	105	20,362
Interest expense	2,477	4,134
Earnings from continuing operations before taxes	1,339	20,757
Provision for income tax	552	7,410
Earnings from continuing operations	787	13,347
Loss from discontinued operations, net of income taxes	(260)	(326)
Net earnings	$527	$13,021

Per share data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.04	$0.73
Discontinued operation	(0.01)	(0.02)
Net earnings per common share – Basic	$0.03	$0.71

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.04	$0.68
Discontinued operation	(0.01)	(0.02)
Net earnings per common share – Diluted	$0.03	$0.66

Average number of common shares	18,596,218	18,307,686
Average number of common shares and dilutive common shares
	18,596,218	21,141,964

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,985	$6,608
Accounts receivable, less allowance for discounts and doubtful
accounts of $11,288 and $10,021 for 2009 and 2008, respectively	181,672	174,401
Inventories	212,251	232,435
Deferred income taxes	22,078	20,038
Assets held for sale	1,603	1,654
Prepaid expenses and other current assets	9,069	12,459
Total current assets	437,658	447,595

Property, plant and equipment, net	65,390	66,901
Goodwill, net	1,250	1,100
Other intangibles, net	14,486	15,185
Other assets	39,444	44,246
Total assets	$558,228	$575,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$139,139	$148,931
Current portion of long-term debt	44,950	44,953
Accounts payable	54,783	68,312
Sundry payables and accrued expenses	26,161	25,745
Accrued customer returns	24,411	19,664
Accrued rebates	19,362	18,623
Payroll and commissions	20,012	16,768
Total current liabilities	328,818	342,996
Long-term debt	242	273
Post-retirement medical benefits and other accrued liabilities	43,240	44,455
Accrued asbestos liabilities	23,673	23,758
Total liabilities	395,973	411,482
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 20,486,036 shares	40,972	40,972
Capital in excess of par value	57,276	58,841
Retained earnings	77,127	76,600
Accumulated other comprehensive income	5,516	7,799
Treasury stock – at cost 1,734,430 and 1,923,491 shares in
2009 and 2008, respectively	(18,636)	(20,667)
Total stockholders’ equity	162,255	163,545
Total liabilities and stockholders’ equity	$558,228	$575,027

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$527	$13,021
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,652	3,412
Increase in allowance for doubtful accounts	1,061	510
Increase in inventory reserves	2,000	1,247
Gain on sale of building	(262)	(21,082)
Loss on disposal of property, plant and equipment	—	44
Loss on defeasance of mortgage loan	—	1,444
Equity (income) loss from joint ventures	58	(210)
Employee stock ownership plan allocation	85	398
Stock-based compensation	125	211
Decrease (increase) in deferred income taxes	(8)	4,390
Loss from discontinued operation, net of income tax	260	326
Change in assets and liabilities:
Increase in accounts receivable	(8,332)	(53,016)
Decrease in inventories	23,226	562
Increase in prepaid expenses and other current assets	(304)	(1,776)
Increase (decrease) in accounts payable	(13,221)	7,050
Increase (decrease) in sundry payables and accrued expenses	9,145	(2,834)
Net changes in other assets and liabilities	535	(1,074)
Net cash provided by (used in) operating activities	18,547	(47,377)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	—	9
Net cash received from the sale of building	—	37,341
Divestiture of joint ventures	4,000	—
Capital expenditures	(1,320)	(2,850)
Acquisitions of businesses and assets	(5,996)	—
Net cash provided by (used in) investing activities	(3,316)	34,500
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(9,792)	22,410
Defeasance of mortgage loan	—	(7,755)
Net repayment of long-term debt	(34)	(104)
Increase (decrease) in overdraft balances	(308)	2,076
Dividends paid	—	(1,648)
Net cash provided by (used in) financing activities	(10,134)	14,979
Effect of exchange rate changes on cash	(720)	(770)
Net increase in cash and cash equivalents	4,377	1,332
CASH AND CASH EQUIVALENTS at beginning of the period	6,608	13,261
CASH AND CASH EQUIVALENTS at end of the period	$10,985	$14,593

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,987	$5,486
Income taxes	$889	$954

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2009
 (Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2008	$40,972	$58,841	$76,600	$7,799	$(20,667)	$163,545
Comprehensive income (loss):
Net earnings			527			527
Foreign currency translation adjustment				(1,180)		(1,180)
Pension and retiree medical adjustment				(1,103)		(1,103)
Total comprehensive income (loss)						(1,756)
Stock-based compensation		119			6	125
Employee Stock Ownership Plan		(1,684)			2,025	341

Balance at March 31, 2009	$40,972	$57,276	$77,127	$5,516	$(18,636)	$162,255

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Standard Motor Products, Inc. (referred to hereinafter in these notes to consolidated financial statements as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method. All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2009 presentation.

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other post-retirement benefits, asbestos, environmental and litigation matters, deferred tax asset valuation allowance and sales return allowances.

The impact and any associated risks related to significant accounting policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 was effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008. As of January 1, 2008, we adopted SFAS 157. The adoption of SFAS 157 did not impact our consolidated financial statements in any material respect.

In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b. As of January 1, 2009, we adopted SFAS 157 for non-financial assets and liabilities. The adoption of SFAS 157 as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued FSP FAS 157-4 that affirmed the exit price objective of fair value measurements even if there has been a significant decrease in the volume and level of activity for the asset or liability. When quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, which for us would be June 30, 2009. We do not anticipate that the adoption of FAS 157 as it relates to inactive markets will have a material impact on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. As of January 1, 2009, we adopted SFAS 141R. Our adoption of SFAS 141R will have an impact on the manner in which we account for future acquisitions.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in SFAS 141R. Additionally, the FSP requires an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The FSP is effective for contingent assets and liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is an acquisition occurring after January 1, 2009.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. The adoption of SFAS 160 has not had a material impact on our consolidated financial position, results of operations and cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The effective date was clarified as prospectively for annual and interim periods beginning on or after November 15, 2008 in FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The adoption of SFAS 161 will have an impact on the manner in which we would disclose any derivative or hedging activities, if present.

Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”) which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented. We have reviewed the provisions of FSP APB 14-1 and have determined that the adoption of FSP APB 14-1 will not require a change in the manner in which we report our 6.75% convertible subordinated debentures.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3. Restructuring and Integration Costs

Selected information relating to the aggregate restructuring and integration activities is as follows (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Amounts provided for during 2009	762	401	1,163
Cash payments during 2009	(1,672)	(485)	(2,157)
Exit activity liability at March 31, 2009	$11,841	$2,872	$14,713

Restructuring Costs

During 2008, as part of an initiative to improve the effectiveness and efficiency of operations, we implemented certain organizational changes and offered eligible employees a voluntary separation package. Of the original restructuring charge of $8 million, we have $7.1 million remaining as of March 31, 2009. The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.

In connection with our acquisition of substantially all of the assets and the assumption of substantially all of the operating liabilities of Dana Corporation’s Engine Management Group (“DEM”) in June 2003, we established restructuring accruals relating to the consolidation of DEM into our existing operations. Of the original provision, we have a restructuring accrual of $0.7 million remaining as of March 31, 2009. The restructuring accrual relates to workforce reductions, employee termination benefits and lease and contract termination costs.

Integration Expenses

Integration expenses relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, and the closure of our production operations in Edwardsville, Kansas and Wilson, North Carolina.

In February 2009, we announced plans to close our production facility in Wilson, North Carolina. The closure is targeted to be completed by the third quarter of 2009, and we intend to sell the facility once vacated.

During the first quarter of 2009, we incurred integration expenses of $1.2 million consisting of the cost of workforce reductions of $0.8 million related primarily to production facility closures at Edwardsville, Kansas, and Wilson, North Carolina and to the distribution center closure in Reno, Nevada, and other exit costs of $0.4 million.

In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up. In addition, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”). As part of the agreement, we incurred a withdrawal liability from a multi-employer plan. The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable in 80 quarterly payments of $0.3 million commencing in December 2008. As of March 31, 2009, the reserve balance related to the shutdown of our manufacturing operations at Long Island City consisted of the pension withdrawal liability of $3.3 million and other exit costs of $2.2 million for environmental clean-up costs.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Assets Held for Sale

As of March 31, 2009, in accordance with the requirements of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported $1.6 million as assets held for sale on our consolidated balance sheet related to the net book value of two closed facilities in our European Segment and our closed Reno, Nevada facility within our Engine Management Segment. Following plant closures resulting from integration activities, these facilities have been vacant and therefore a decision to solicit bids has been made. We anticipate that a negotiated sale to a third-party will occur within the next twelve months and will record any resulting gain in other income as appropriate.

Note 4. Sale of Receivables

In April 2008, we began to sell undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $29.8 million of receivables during the three months ended March 31, 2009. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” A charge in the amount of $0.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2009.

Note 5. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of (in thousands):

	March 31, 2009	December 31, 2008
	(In thousands)
Finished goods, net	$139,626	$152,804
Work in process, net	4,342	5,031
Raw materials, net	68,283	74,600
Total inventories, net	$212,251	$232,435

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2009	December 31, 2008
	(In thousands)

Revolving credit facilities (1)	$139,139	$148,931
6.75% convertible subordinated debentures (2) (3)	44,865	44,865
Other	327	361
Total debt	$184,331	$194,157

Current maturities of long-term liabilities	$184,089	$193,884
Long-term debt	242	273
Total debt	$184,331	$194,157

(1)	Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facilities.

(2)	In April 2009, we repurchased an additional $0.5 million principal amount of the 6.75% convertible subordinated debentures. The 6.75% convertible subordinated debentures will mature on July 15, 2009.

(3)
On March 20, 2009, we announced the commencement of an exchange offer for up to a maximum of $20 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures. In connection with the exchange offer, holders of $12.3 million aggregate principal amount of these debentures elected to exchange such debentures for a like principal amount of newly issued 15% convertible subordinated debentures due 2011. Following the settlement of the exchange offer, approximately $32.1 million aggregate principal amount of 6.75% convertible subordinated debentures remains outstanding.

Deferred Financing Costs

We had deferred financing costs of $3.3 million and $3.6 million as of March 31, 2009 and December 31, 2008, respectively. These costs relate to our revolving credit facility and the 6.75% convertible subordinated debentures. Deferred financing costs as of March 31, 2009 are being amortized, assuming no further prepayments of principal, in the amount of $0.8 million in 2009, $1.1 million in 2010, $1.1 million in 2011, and $0.3 million in 2013.

Revolving Credit Facility

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In December 2008, we amended our restated credit agreement (1) to establish a limit of $50 million on the amount of 6.75% convertible subordinated debentures that we can repurchase in the open market prior to the closing of any additional debt financing transaction, (2) to establish a minimum borrowing availability reserve of $15 million, except in certain circumstances (provided that the minimum borrowing availability reserve shall be reduced to zero on the effective date of the redemption or repayment of our convertible subordinated debentures), and (3) to establish a $25 million minimum borrowing availability requirement effective on the date of redemption or repayment of our convertible subordinated debentures, which amount may be reduced by up to $10 million in certain circumstances. In addition, as of the date of the amendment the margin added to the index rate increased to 1.50% and the margin added to the LIBOR rate increased to 2.75%; and as of March 31, 2009 the margin added to the index rate further increased to between 1.75% - 2.25% and the margin added to the LIBOR rate further increased to between 3% - 3.5%, in each case depending upon the level of excess availability as defined in the restated credit agreement.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $67.8 million available for us to borrow pursuant to the formula at March 31, 2009, of which $29.9 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our 6.75% convertible subordinated debentures. At March 31, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 3.9% and 4.6%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $134.3 million and $143.2 million at March 31, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is less than $20 million for more than two days in a consecutive 30-day period and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2009, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Pursuant to our December 2008 amendment to the restated credit agreement, beginning January 15, 2009 and on a monthly basis thereafter, our borrowing availability will be reduced by $5 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 6.75% convertible subordinated debentures. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In May 2009, we amended our restated credit agreement to provide that, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our newly issued 15% convertible subordinated debentures due 2011.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

In December 2008, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. The amendment provides for, among other things (1) the allowance of cash proceeds from the divestiture of the Blue Streak Electronics joint venture to be applied in accordance with the requirements of our U.S. restated credit agreement, and (2) an increase in the interest rates applicable to our outstanding borrowings under the Canadian credit agreement to be in line with the increases set forth in our restated credit agreement (described above).

Revolving Credit Facilities—Europe

Our European subsidiary has revolving credit facilities which, at March 31, 2009, provide for aggregate lines of credit up to $6.2 million. The amount of short-term bank borrowings outstanding under these facilities was $5.2 million on March 31, 2009 and $5.8 million on December 31, 2008. The weighted average interest rate on these borrowings on each of March 31, 2009 and December 31, 2008 was 6.2%.

Subordinated Debentures

In July 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The 6.75% convertible subordinated debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The $90 million principal amount of the 6.75% convertible subordinated debentures was convertible into 2,796,120 shares of our common stock at the option of the holder. We may, at our option, redeem some or all of the 6.75% convertible subordinated debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the 6.75% convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest. The 6.75% convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness.

We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase. In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million. In April 2009, we repurchased an additional $0.5 million principal amount of the 6.75% convertible subordinated debentures. As of March 31, 2009, the remaining outstanding $44.9 million principal amount of the 6.75% convertible subordinated debentures is convertible into 1,393,866 shares of our common stock at the option of the holder. Pursuant to our amendment to our restated credit agreement in December 2008, we are limited to $50 million in the aggregate in convertible subordinated debentures that can be repurchased in the open market, of which $4.4 million is still currently available for repurchase.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

On March 20, 2009, we announced the commencement of an exchange offer for up to a maximum of $20 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009. Pursuant to the exchange offer, we offered to exchange $1,000 in principal amount of 15% convertible subordinated debentures due 2011 for each $1,000 in principal amount of the 6.75% convertible subordinated debentures. In connection with the exchange offer, holders of $12.3 million aggregate principal amount of these debentures elected to exchange such debentures for a like principal amount of newly issued 15% convertible subordinated debentures due 2011. Following the settlement of the exchange offer, approximately $32.1 million aggregate principal amount of 6.75% convertible subordinated debentures remains outstanding and is scheduled to mature on July 15, 2009.

Note 7. Stock-Based Compensation Plans

We account for our five stock-based compensation plans in accordance with the provisions of FASB Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

Stock Option Grants

At March 31, 2009, under all of our option plans there were options to purchase an aggregate of 454,702 shares of common stock, with no shares of common stock available for future grants. There were no stock options granted in the three months ended March 31, 2009. In addition, there was no stock option-based compensation expense in the three months ended March 31, 2009 and we have no unrecognized compensation cost related to stock options and non-vested stock options as of March 31, 2009.The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2008	515,823	$13.40	4.1
Expired	(57,071)	$13.74	—
Exercised	—	—	—
Forfeited, other	(4,050)	$13.20	4.8
Outstanding at March 31, 2009	454,702	$13.36	4.4

Options exercisable at March 31, 2009	454,702	$13.36	4.4

There was no aggregate intrinsic value of all outstanding stock options as of March 31, 2009. All outstanding stock options as of March 31, 2009 are fully vested and exercisable. There were no options exercised in 2009.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

In determining the grant date fair value, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period. An evaluation of our historical forfeiture experience during the three months ended March 31, 2009 indicated that our current estimated forfeiture rates should be adjusted upward from 2% to 5% for employees and remain at 0% for executives and directors. The impact of the change in our estimated forfeitures recorded to compensation expense and accumulated comprehensive income is not material.

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	280,775	$6.88
Granted	325	$6.45
Vested	(600)	$6.78
Forfeited	(8,150)	$6.87
Balance at March 31, 2009	272,350	$6.88

We recorded compensation expense related to restricted shares and performance-based shares of $124,600 ($73,200 net of tax) and $121,340 ($78,020 net of tax) for the three months ended March 31, 2009 and 2008, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $0.7 million at March 31, 2009, and is expected to be recognized as they vest over a weighted average period of 1.4 and 0.1 years for employees and directors, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8. Employee Benefits

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2009, we contributed to the trust an additional 200,000 shares from our treasury and released 188,461 shares from the trust leaving 12,068 shares remaining in the trust as of March 31, 2009.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2008, contributions of $113,500 were made related to calendar year 2007. No contribution has been made in 2009 related to calendar year 2008. We anticipate making the calendar year 2008 contribution in the third quarter of 2009.

In October 2001, we adopted a second unfunded SERP. The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation. We use a December 31 measurement date for this plan.

Our UK pension plan is comprised of a defined benefit plan and a defined contribution plan. The defined benefit plan is closed to new entrants and existing active members ceased accruing any further benefits.

We participate in a multi-employer plan which provides defined benefits to unionized workers at one of our manufacturing facilities. Contributions to the plans are determined in accordance with the provisions of a negotiated labor contract.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations were transferred to other facilities. As part of the agreement, effective January 5, 2008, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility. In December 2007, we recorded a charge of $3.3 million related to the present value of the undiscounted $5.6 million withdrawal liability discounted over 80 quarterly payments using a credit-adjusted, risk-free rate. In accordance with the terms of the agreement, we commenced with quarterly payments of $0.3 million in December 2008.

We provide certain medical and dental care benefits to eligible retired employees. Eligibility of employees who can participate in this program is limited to employees hired before 1996. In May 2008, we announced that, in lieu of the then current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account (“HRA”) will be established beginning January 1, 2009 for each qualified U.S. retiree. The plan amendment effectively reduced benefits attributed to employee services already rendered and instead credited a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees. The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008 which will be amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net periodic benefit cost for our North American and European defined benefit plans and post retirement benefit plans for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
Pension Benefits	2009	2008
Service cost	$22	$107
Interest cost	72	134
Amortization of prior service cost	28	28
Actuarial net (gain) los	(33)	5
Net periodic benefit cost	$89	$274

Post retirement Benefits
Service cost	$74	$212
Interest cost	273	584
Amortization of prior service cost	(2,317)	(713)
Amortization of transition obligation	1	1
Actuarial net (gain) loss	383	292
Net periodic benefit cost	$(1,586)	$376

Note 9. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings per Common Shares:	2009	2008
Earnings from continuing operations	$787	$13,347
Loss from discontinued operation	(260)	(326)
Net earnings available to common stockholders	$527	$13,021

Weighted average common shares outstanding	18,596	18,308

Net earnings from continuing operation per common share	$0.04	$0.73
Loss from discontinued operation per common share	(0.01)	(0.02)
Basic net earnings per common share	$0.03	$0.71

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended March 31,

Diluted Net Earnings per Common Share:
Earnings from continuing operations	$787	$13,347
Interest income on debenture conversions (increase is net of income tax expense of $0.6 million)	—	911
Earnings from continuing operations plus assumed conversions	787	14,258
Loss from discontinued operation	(260)	(326)
Net earnings available to common stockholders plus assumed conversions	$527	$13,932

Weighted average common shares outstanding	18,596	18,308
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	—	38
Dilutive effect of stock options	—	—
Dilutive effect of convertible debentures	—	2,796
Weighted average common shares outstanding – Diluted	18,596	21,142

Net earnings from continuing operations per common share	$0.04	$0.68
Loss from discontinued operation per common share	(0.01)	(0.02)
Diluted net earnings per common share	$0.03	$0.66

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2009	2008

Stock options	455	608
Restricted shares	189	98
6.75% convertible subordinated debentures	1,394	—

Note 10. Comprehensive Income (Loss)

Comprehensive income (loss), net of income tax expense is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net earnings as reported	$527	$13,021
Foreign currency translation adjustment	(1,180)	(560)
Postretirement benefit plans:
Reclassification adjustment for recognition of prior period amounts	(1,313)	(18)
Unrecognized amounts	210	—
Total comprehensive income (loss)	$(1,756)	$12,443

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11. Industry Segments

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended March 31,
	2009		2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Engine Management	$122,887	$7,636	$143,362	$9,199
Temperature Control	40,260	(1,329)	49,573	(804)
Europe	7,539	160	11,244	496
All Other	1,536	(2,756)	3,905	(4,362)
Consolidated	$172,222	$3,711	$208,084	$4,529

Note 12. Commitments and Contingencies

Asbestos. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At March 31, 2009, approximately 3,655 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2009, the amounts paid for settled claims are approximately $8.1 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement, and the insurance carrier has accepted coverage for approximately $1.3 million of claims. We have submitted additional asbestos-related claims to the insurance carrier for coverage.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Antitrust Litigation. In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006. Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff’s allegations of wrongdoing and believe we have meritorious defenses to the plaintiff’s claims. We intend to defend this lawsuit vigorously.

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

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2009 and 2008, we have accrued $10.5 million and $11.1 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2009	2008

Balance, beginning of period	$10,162	$11,317
Liabilities accrued for current year sales	10,276	10,542
Settlements of warranty claims	(9,915)	(10,718)
Balance, end of period	$10,523	$11,141

Note 13. Subsequent Event

Pursuant to our exercise of a put option, we expect to receive in May 2009 approximately $3.9 million, representing the redemption value of 15,600 shares of Class A cumulative redeemable preferred stock Series 2, of a third party issuer, which shares we beneficially owned. In connection with the redemption, we expect to record a pretax gain of approximately $2.3 million in other income in our consolidated statement of operations during the second quarter of 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our substantial leverage; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance. The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Discounts, Allowances and Incentives. In connection with our sales activities, we offer a variety of usual customer discounts, allowances and incentives. First, we offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. Second, we offer pricing discounts based on volume and different product lines purchased from us. These discounts are principally in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. We account for these discounts and allowances as a reduction to revenues, and record them when sales are recorded.

Interim Results of Operations:

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Sales. Consolidated net sales for the three months ended March 31, 2009 were $172.2 million, a decrease of $35.9 million, or 17.2%, compared to $208.1 million in the same period of 2008. The decrease in consolidated net sales resulted primarily from decreases in net sales of $20.5 million, or 14.3%, in our Engine Management Segment, $9.3 million, or 18.8%, in our Temperature Control Segment and $3.7 million, or 33%, in our European Segment. The Engine Management decrease in net sales compared to the first three months of 2008 is the result of lower sales volumes in our traditional markets as a single large customer changed brands to a competitor and as customers reduced their inventory levels in response to the economic environment. The Temperature Control decrease in net sales is the result of lower retail sales due partially to a merger of customers that required the integration of product lines. The reduction in sales in our European Segment is the result of a decrease in OES sale volumes and an unfavorable change in foreign currency exchange rates compared to the first three months of 2008.

Gross margins. Gross margins, as a percentage of consolidated net sales, decreased to 23.7% in the first quarter of 2009, compared to 24.6% in the first quarter of 2008. The decrease resulted primarily from decreases in Engine Management margins of 0.6 percentage points and European margins of 3.8 percentage points while margins in our Temperature Control Segment remained constant. The decrease in the Engine Management margin was primarily due to lower sales volumes and product mix offset by a reduction in our fixed overhead costs as a result of our cost reduction programs. The European Segment’s decrease resulted primarily from a change in product mix and the adverse impact of changes in foreign currency exchange rates.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased by $7.8 million to $36 million or 20.9% of consolidated net sales, in the first quarter of 2009, as compared to $43.9 million, or 21.1% of consolidated net sales in the first quarter of 2008. The decrease in SG&A expenses is due primarily to lower selling, marketing and distribution expenses, and the benefit recognized from the post-retirement benefit plan amendment announced in May 2008.

Restructuring and integration expenses. Restructuring and integration expenses decreased to $1.2 million in the first quarter of 2009, compared to $2.8 million in the first quarter of 2008. The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas manufacturing operations and Wilson, North Carolina facility. The 2008 expenses related primarily to charges incurred for severance and related costs in connection with the shutdown of our Long Island City, New York manufacturing operations.

Operating income. Operating income was $3.7 million in the first quarter of 2009, compared to $4.5 million in the first quarter of 2008. The decrease of $0.8 million was due primarily to lower gross margins as a percentage of sales driven by lower sales volumes and a change in product mix offset by lower SG&A expenses reflecting the impact of our post-retirement benefit amendment and cost reduction programs implemented in the second half of 2008.

Other income, net. Other income, net decreased to $0.1 million in the first quarter of 2009 compared to $20.4 million in the same period in 2008. Other income, net in the first quarter of 2008 included a $21.1 million gain on the sale of our Long Island City, New York property, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property.

Interest expense. Interest expense decreased by $1.7 million in the first quarter of 2009 compared to the same period in 2008 due to a reduction in average borrowing costs and lower average borrowings primarily related to the repurchase of $45.1 million principal amount of our 6.75% convertible subordinated debentures during the final six months of 2008 and lower borrowings on our revolving credit facility. Borrowings were lower in the three months ended March 31, 2009 due to our accounts receivable factoring programs initiated during the second quarter of 2008 with some of our larger customers in order to accelerate collection of accounts receivable balances and improved working capital management.

Income tax provision. The income tax provision in the first quarter of 2009 was $0.6 million at an effective tax rate of 41.2% compared to $7.4 million and an effective tax rate of 35.7% for the same period in 2008. The increase in the effective tax rate is primarily attributable to a loss in a foreign jurisdiction for which there is no tax benefit.

Loss from discontinued operation. Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million as a loss from discontinued operation for the first quarter of 2009 and 2008. As discussed more fully in Note 12 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Liquidity and Capital Resources

Operating Activities. During the first three months of 2009, cash provided by operations amounted to $18.5 million compared to cash used in operations of $47.4 million in the same period of 2008. The year-over-year increase in cash provided by operations is primarily the result of the impact of our customer accounts receivable factoring program and improved inventory and working capital management.

Investing Activities. Cash used in investing activities was $3.3 million in the first three months of 2009, compared to cash provided by investing activities of $34.5 million in the same period of 2008. Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction agreed to in 2008 offset, in part, by a $4 million cash receipt in connection with our December 2008 divestiture of certain of our joint venture equity ownerships. Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of our Long Island City, New York property. Capital expenditures in the first three months of 2009 were $1.3 million compared to $2.9 million in the comparable period last year.

Financing Activities. Cash used in financing activities was $10.1 million in the first three months of 2009, compared to cash provided by financing activities of $15 million in the same period of 2008.  During the first three months of 2008 we reduced our borrowings under our revolving credit facilities reflecting the impact of the accounts receivable factoring programs and improved working capital management.  During the first three months of 2008, net cash provided by financing activities was reduced by the proceeds received from the sale of our Long Island City, New York property.  Dividends of $1.7 million were paid in the first three months of 2008.  No dividends were paid in 2009.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation. The restated credit agreement provides for a line of credit of up to $275 million (inclusive of the Canadian term loan described below) and expires in 2012. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In December 2008, we amended our restated credit agreement (1) to establish a limit of $50 million on the amount of 6.75% convertible subordinated debentures that we can repurchase in the open market prior to the closing of any additional debt financing transaction, (2) to establish a minimum borrowing availability reserve of $15 million, except in certain circumstances (provided that the minimum borrowing availability reserve shall be reduced to zero on the effective date of the redemption or repayment of our convertible subordinated debentures), and (3) to establish a $25 million minimum borrowing availability requirement effective on the date of redemption or repayment of our convertible subordinated debentures, which amount may be reduced by up to $10 million in certain circumstances.  In addition, as of the date of the amendment the margin added to the index rate increased to 1.50% and the margin added to the LIBOR rate increased to 2.75%; and as of March 31, 2009 the margin added to the index rate further increased to between 1.75% - 2.25% and the margin added to the LIBOR rate further increased to between 3% - 3.5%, in each case depending upon the level of excess availability as defined in the restated credit agreement.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $67.8 million available for us to borrow pursuant to the formula at March 31, 2009, of which $29.9 million is reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our 6.75% convertible subordinated debentures.  At March 31, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 3.9% and 4.6%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $134.3 million and $143.2 million at March 31, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is less than $20 million for more than two days in a consecutive 30-day period and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2009, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Pursuant to our December 2008 amendment to the restated credit agreement, beginning January 15, 2009 and on a monthly basis thereafter, our borrowing availability will be reduced by $5 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our convertible debentures.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In May 2009, we amended our restated credit agreement to provide that, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our newly issued 15% convertible subordinated debentures due 2011.

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

In December 2008, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amendment provides for, among other things (1) the allowance of cash proceeds from the divestiture of the Blue Streak Electronics joint venture to be applied in accordance with the requirements of our U.S. restated credit agreement, and (2) an increase in the interest rates applicable to our outstanding borrowings under the Canadian credit agreement to be in line with the increases set forth in our restated credit agreement (described above).

Our European subsidiary has revolving credit facilities which, at March 31, 2009, provide for aggregate lines of credit up to $6.2 million. The amount of short-term bank borrowings outstanding under these facilities was $5.2 million on March 31, 2009 and $5.8 million on December 31, 2008. The weighted average interest rate on these borrowings on each of March 31, 2009 and December 31, 2008 was 6.2%.

In July 1999, we completed a public offering of convertible subordinated debentures amounting to $90 million. The 6.75% convertible subordinated debentures carry an interest rate of 6.75%, payable semi-annually, and will mature on July 15, 2009. The $90 million principal amount of the 6.75% convertible subordinated debentures was convertible into 2,796,120 shares of our common stock at the option of the holder. We may, at our option, redeem some or all of the 6.75% convertible subordinated debentures at any time on or after July 15, 2004, for a redemption price equal to the issuance price plus accrued interest. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the 6.75% convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.  The 6.75% convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness.

We may, from time to time, repurchase the debentures in the open market, or through privately negotiated transactions, on terms that we believe to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase.  In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million.  In April 2009, we repurchased an additional $0.5 million principal amount of the 6.75% convertible subordinated debentures.  As of March 31, 2009, the remaining outstanding $44.9 million principal amount of the 6.75% convertible subordinated debentures is convertible into 1,393,866 shares of our common stock at the option of the holder.   Pursuant to our amendment to our restated credit agreement in December 2008, we are limited to $50 million in the aggregate in convertible subordinated debentures that can be repurchased in the open market, of which $4.4 million is still currently available for repurchase.

On March 20, 2009, we announced the commencement of an exchange offer for up to a maximum of $20 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009.   Pursuant to the exchange offer, we offered to exchange $1,000 in principal amount of 15% convertible subordinated debentures due 2011 for each $1,000 in principal amount of the 6.75% convertible subordinated debentures.   In connection with the exchange offer, holders of $12.3 million aggregate principal amount of these debentures elected to exchange such debentures for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  Following the settlement of the exchange offer, approximately $32.1 million aggregate principal amount of 6.75% convertible subordinated debentures remains outstanding.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $29.8 million of receivables during the three months ended March 31, 2009.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  A charge in the amount of $0.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2009.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months. In addition, we have taken several initiatives to improve our cash flow in anticipation of the maturity of our 6.75% convertible subordinated debentures including the sale of our Long Island City building, substantial reductions in inventory and accounts receivable, a salary freeze, temporarily suspending the quarterly dividend and other cost reduction measures. We continue to evaluate alternative sources to further improve the liquidity of our business and to fund the refinance, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our 6.75% convertible subordinated debentures, which may include cash, securities or a combination thereof.  The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.  In addition, we have a significant amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations with respect to our 6.75% convertible subordinated debentures, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness and the redemption of our 6.75% convertible subordinated debentures instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes.  If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.  For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2008.

The following table summarizes our contractual commitments as of December 31, 2008 and expiration dates of commitments through 2022:

(in thousands)	2009	2010	2011	2012	2013	2014- 2022	Total
Principal payments of long term debt	$44,953	$89	$88	$88	$8	$—	$45,226
Operating leases	9,376	7,919	6,210	5,445	5,552	16,624	51,126
Post retirement benefits	1,099	1,132	1,158	1,212	1,258	13,227	19,086
Severance payments related to restructuring and integration	6,548	2,118	897	747	615	2,196	13,121
Total commitments	$61,976	$11,258	$8,353	$7,492	$7,433	$32,047	$128,559

Summary of Significant Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2009, the allowance for sales returns was $24.4 million.  Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2009, the allowance for doubtful accounts and for discounts was $11.3 million.

New Customer Acquisition Costs. New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a new customer to switch from a competitor’s brand. In addition, change-over costs include the costs related to removing the new customer’s inventory and replacing it with Standard Motor Products inventory commonly referred to as a stocklift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2009, we had a valuation allowance of $26.3 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with the provisions of SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, patents and customer relationships.  The fair values of these intangible assets are estimated based on management’s assessment and independent third-party appraisals.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141(R), “Business Combinations” (“SFAS 141R”). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

There are inherent assumptions and estimates used in developing future cash flows requiring management’s judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and long-lived asset impairment including projecting revenues, interest rates, tax rates and the cost of capital.  Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.  In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

Retirement and Post-Retirement Medical Benefits.  Each year, we calculate the costs of providing retiree benefits under the provisions of SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106, “Employers’ Accounting for Post-Retirement Benefits Other than Pensions”.  The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits the employees will be entitled to.  The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, and expected return on plan assets.  The discount rate reflects the yields available on high-quality, fixed-rate debt securities.  The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages.

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

Asbestos Reserve. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2008 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.3 million to $69.2 million for the period through 2059. As a result, in September 2008 an incremental $2.1 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $25.3 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements. In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $19.1 million to $32.1 million during the same period.  We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to an agreement with an insurance carrier for certain asbestos-related claims.  See Note 12 of notes to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS 157 was effective for the fiscal year beginning after November 15, 2007, which for us is the year ending December 31, 2008.  As of January 1, 2008, we adopted SFAS 157.  The adoption of SFAS 157 did not impact our consolidated financial statements in any material respect.

In December 2007, the FASB issued FSP FAS 157-b to defer SFAS 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008.  Derivatives measured at fair value under FAS 133 were not deferred under FSP FAS 157-b.  As of January 1, 2009, we adopted SFAS 157 for non-financial assets and liabilities.  The adoption of SFAS 157 as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued FSP FAS 157-4 that affirmed the exit price objective of fair value measurements even if there has been a significant decrease in the volume and level of activity for the asset or liability.  When quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, which for us would be June 30, 2009.  We do not anticipate that the adoption of FAS 157 as it relates to inactive markets will have a material impact on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for the fiscal year beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009.  As of January 1, 2009, we adopted SFAS 141(R).  Our adoption of SFAS 141R will have an impact on the manner in which we account for future acquisitions.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, in SFAS 141R.  Additionally, the FSP requires an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature.  The FSP is effective for contingent assets and liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is an acquisition occurring after January 1, 2009.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009.  The adoption of SFAS 160 has not had a material impact on our consolidated financial position, results of operations and cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The effective date was clarified as prospectively for annual and interim periods beginning on or after November 15, 2008 in FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The adoption of SFAS 161 will have an impact on the manner in which we would disclose any derivative or hedging activities, if present.

Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”) which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented.  We have reviewed the provisions of FSP APB 14-1 and have determined that the adoption of FSP APB 14-1 will not require a change in the manner in which we report our 6.75% convertible subordinated debentures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty and the Hong Kong dollar. As of March 31, 2009 and December 31, 2008, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 75.7% at March 31, 2009 and 76.9% at December 31, 2008.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended March 31, 2009, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2009, approximately 3,655 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through March 31, 2009, the amounts paid for settled claims are approximately $8.1 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement, and the insurance carrier has accepted coverage for approximately $1.3 million of claims. We have submitted additional asbestos-related claims to the insurance carrier for coverage.

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006.  Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff’s allegations of wrongdoing and believe we have meritorious defenses to the plaintiff’s claims. We intend to defend this lawsuit vigorously.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 7, 2009	/s/ James J. Burke
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