Form 10-Q
period 2009-06-30
STANDARD MOTOR PRODUCTS INC
filed 2009-08-06
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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
Yes ☑      No ☐

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
Yes ☐      No ☑

As of the close of business on July 31, 2009, there were 19,091,005 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION
Page No.
Item 1. Consolidated Financial Statements:

Consolidated Statements of Operations (Unaudited)
for the Three Months and Six Months Ended June 30, 2009 and 2008	3

Consolidated Balance Sheets
as of June 30, 2009 (Unaudited) and December 31, 2008	4

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended June 30, 2009 and 2008	5

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
for the Three Months and Six Months Ended June 30, 2009	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 6. Exhibits	42

Signatures	43

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales	$197,498	$215,343	$369,720	$423,427
Cost of sales	151,092	166,714	282,421	323,574
Gross profit	46,406	48,629	87,299	99,853
Selling, general and administrative expenses	36,813	42,530	72,832	86,389
Restructuring and integration expenses	1,210	1,376	2,373	4,212
Operating income	8,383	4,723	12,094	9,252
Other income, net	3,422	10	3,527	20,372
Interest expense	2,325	3,582	4,802	7,716
Earnings from continuing operations before taxes	9,480	1,151	10,819	21,908
Provision for income tax	3,842	1,923	4,394	9,333
Earnings (loss) from continuing operations	5,638	(772)	6,425	12,575
Loss from discontinued operations, net of income taxes	(322)	(323)	(582)	(649)
Net earnings (loss)	$5,316	$(1,095)	$5,843	$11,926

Per share data:
Net earnings (loss) per common share – Basic:
Earnings (loss) from continuing operations	$0.30	$(0.04)	$0.34	$0.69
Discontinued operation	(0.02)	(0.02)	(0.03)	(0.04)
Net earnings (loss) per common share – Basic	$0.28	$(0.06)	$0.31	$0.65

Net earnings (loss) per common share – Diluted:
Earnings (loss) from continuing operations	$0.30	$(0.04)	$0.34	$0.68
Discontinued operation	(0.02)	(0.02)	(0.03)	(0.03)
Net earnings (loss) per common share – Diluted	$0.28	$(0.06)	$0.31	$0.65

Average number of common shares	18,814,723	18,332,273	18,705,997	18,319,979
Average number of common shares and dilutive
common shares	20,014,439	18,384,840	18,720,479	21,157,672

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,450	$6,608
Accounts receivable, less allowance for discounts and doubtful
accounts of $11,099 and $10,021 for 2009 and 2008, respectively	169,804	174,401
Inventories	197,989	232,435
Deferred income taxes	19,948	20,038
Assets held for sale	762	1,654
Prepaid expenses and other current assets	6,609	12,459
Total current assets	409,562	447,595

Property, plant and equipment, net	65,581	66,901
Goodwill, net	1,250	1,100
Other intangibles, net	14,168	15,185
Other assets	47,891	44,246
Total assets	$538,452	$575,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$90,930	$148,931
Current portion of long-term debt	32,241	44,953
Accounts payable	63,519	68,312
Sundry payables and accrued expenses	29,696	25,745
Accrued customer returns	26,644	19,664
Accrued rebates	21,468	18,623
Payroll and commissions	24,008	16,768
Total current liabilities	288,506	342,996

Long-term debt	12,859	273
Postretirement medical benefits and other accrued liabilities	42,892	44,455
Accrued asbestos liabilities	24,399	23,758
Total liabilities	368,656	411,482
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 20,486,036 shares	40,972	40,972
Capital in excess of par value	56,226	58,841
Retained earnings	82,443	76,600
Accumulated other comprehensive income	7,331	7,799
Treasury stock – at cost 1,598,591 and 1,923,491 shares in
2009 and 2008, respectively	(17,176)	(20,667)
Total stockholders’ equity	169,796	163,545
Total liabilities and stockholders’ equity	$538,452	$575,027

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,843	$11,926
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,263	6,958
Increase in allowance for doubtful accounts	865	407
Increase in inventory reserves	2,993	1,379
Gain on sale of building	(524)	(21,321)
Loss on disposal of property, plant and equipment	─	112
Loss on defeasance of mortgage loan	─	1,444
Gain on sale of investment	(2,336)	─
Equity (income) loss from joint ventures	(14)	128
Loss on impairment of assets	─	355
Employee stock ownership plan allocation	171	799
Stock-based compensation	590	658
Decrease in deferred income taxes	─	15,334
Loss from discontinued operation, net of income tax	582	649
Change in assets and liabilities:
Decrease (increase) in accounts receivable	3,732	(75,830)
Decrease in inventories	36,495	6,646
Decrease in prepaid expenses and other current assets	1,351	1,592
Increase (decrease) in accounts payable	(2,317)	4,100
Increase in sundry payables and accrued expenses	21,016	4,683
Net changes in other assets and liabilities	(6,902)	(9,212)
Net cash provided by (used in) operating activities	68,808	(49,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	4	24
Net cash received from the sale of building	─	37,341
Divestiture of joint ventures	4,000	─
Proceeds from sale of preferred stock investment	3,896	─
Capital expenditures	(3,935)	(5,347)
Acquisitions of businesses and assets	(5,996)	─
Net cash provided by (used in) investing activities	(2,031)	32,018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(58,000)	25,492
Defeasance of mortgage loan	(6)	(7,755)
Net repayment of long-term debt and capital lease obligations	(502)	(256)
Increase (decrease) in overdraft balances	(2,476)	3,121
Dividends paid	─	(3,313)
Net cash provided by (used in) financing activities	(60,984)	17,289
Effect of exchange rate changes on cash	2,049	(1,057)
Net increase (decrease) in cash and cash equivalents	7,842	(943)
CASH AND CASH EQUIVALENTS at beginning of the period	6,608	13,261
CASH AND CASH EQUIVALENTS at end of the period	$14,450	$12,318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,450	$7,493
Income taxes	$1,481	$2,014

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2009
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at March 31, 2009	$40,972	$57,276	$77,127	$5,516	$(18,636)	$162,255
Comprehensive income:
Net earnings			5,316			5,316
Foreign currency translation adjustment				3,229		3,229
Pension and retiree medical adjustment				(1,414)		(1,414)
Total comprehensive income						7,131
Stock-based compensation		(1,050)			1,460	410
Balance at June 30, 2009	$40,972	$56,226	$82,443	$7,331	$(17,176)	$169,796

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009
(Unaudited)
(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2008	$40,972	$58,841	$76,600	$7,799	$(20,667)	$163,545
Comprehensive income:
Net earnings			5,843			5,843
Foreign currency translation adjustment				2,049		2,049
Pension and retiree medical adjustment				(2,517)		(2,517)
Total comprehensive income						5,375
Stock-based compensation		(931)			1,466	535
Employee Stock Ownership Plan		(1,684)			2,025	341
Balance at June 30, 2009	$40,972	$56,226	$82,443	$7,331	$(17,176)	$169,796

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

Subsequent Events

We evaluated events or transactions which occurred subsequent to the balance sheet date but prior to August 6, 2009, the issuance date of the financial statements, for recognition or disclosure.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2009 presentation.

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other postretirement benefits, asbestos, environmental and litigation matters, deferred tax asset valuation allowance and sales return allowances.

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

In April 2009, the FASB issued FSP FAS 157-4 that affirmed the exit price objective of fair value measurements even if there has been a significant decrease in the volume and level of activity for the asset or liability.  When quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, which for us was June 30, 2009.  As of June 30, 2009, we adopted SFAS 157 as it related to inactive markets.  The adoption of SFAS 157 as it related to inactive markets did not impact our consolidated financial statements in any material respect.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009.  The adoption of SFAS 160 has not had a material impact on our consolidated financial statements.

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

Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”) which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented.  We have reviewed the provisions of FSP APB 14-1 and have determined that the adoption of FSP APB 14-1 will not require a change in the manner in which we report our convertible subordinated debentures.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009, which for us was June 30, 2009.  We have reviewed the provisions of SFAS 165 and adopted SFAS 165 as of June 30, 2009.  In connection with the adoption of SFAS 165 we have included a disclosure to address the date through which we evaluated subsequent events.

Fair Value Interim Disclosures

In April 2009, the FASB issued FSP SFAS 107-1, “Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS No. 107, “Disclosures about the Fair Value of Financial Instruments.”  These disclosures include the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, which for us was June 30, 2009.  As of June 30, 2009, we adopted FSP 107-1 as it related to interim fair value disclosures.  We determined that the adoption of FAS 107-1 required additional interim disclosures but does not change the accounting treatment for these financial instruments.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us would be September 30, 2009.  There will be no change to the company’s consolidated financial statements upon adoption.

Note 3.  Restructuring and Integration Costs

Selected information relating to the aggregate restructuring and integration activities is as follows (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Amounts provided for during 2009	1,046	1,327	2,373
Adjustments	40	(944)	(904)
Cash payments during 2009	(3,659)	(1,081)	(4,740)
Exit activity liability at June 30, 2009	$10,178	$2,258	$12,436

Restructuring Costs

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  Of the original restructuring charge of $8 million, we have $5.7 million remaining as of June 30, 2009.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.

Integration Expenses

Integration expenses relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, and the closure of our production operations in Edwardsville, Kansas and Wilson, North Carolina.

In February 2009, we announced plans to close our production facility in Wilson, North Carolina.  The closure is targeted to be completed by the third quarter of 2009, and we intend to market the facility for sale once vacated.

During the six months of 2009, we incurred integration expenses of $2.4 million consisting of the cost of workforce reductions and other exit costs related to production facility closures at Edwardsville, Kansas, and Wilson, North Carolina and to the distribution center closure in Reno, Nevada, and demolition costs incurred at our European properties held for sale.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up.  In addition, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable in 80 quarterly payments of $0.3 million, which commenced in December 2008.  As of June 30, 2009, the reserve balance related to the shutdown of our manufacturing operations at Long Island City consisted of the pension withdrawal liability of $3.2 million and other exit costs of $2.2 million for environmental clean-up costs.

Assets Held for Sale

As of June 30, 2009, in accordance with the requirements of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported $0.8 million as assets held for sale on our consolidated balance sheet related to the net book value of two closed facilities in our European Segment and our closed Reno, Nevada facility within our Engine Management Segment.  Following plant closures resulting from integration activities, these facilities have been vacant and therefore a decision to solicit bids has been made.  We are hopeful that a negotiated sale to a third-party will occur within the next twelve months and we will record any resulting gain in other income as appropriate.

Note 4.  Sale of Receivables

In April 2008, we began to sell undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $43 million and $72.8 million of receivables during the three months and six months ended June 30, 2009, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  A charge in the amount of $0.6 million and $1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2009, respectively.

Note 5. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of (in thousands):

	June 30, 2009	December 31, 2008
	(In thousands)
Finished goods, net	$125,413	$152,804
Work in process, net	4,502	5,031
Raw materials, net	68,074	74,600
Total inventories, net	$197,989	$232,435

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2009	December 31, 2008
	(In thousands)

Revolving credit facilities (1)	$90,930	$148,931
6.75% convertible subordinated debentures (2) (3)	32,080	44,865
15% convertible subordinated debentures (2)	12,300	—
Other	720	361
Total debt	$136,030	$194,157

Current maturities of long-term debt	$123,171	$193,884
Long-term debt	12,859	273
Total debt	$136,030	$194,157

(1)	Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facilities.

(2)
In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of 15% convertible subordinated debentures due 2011.

(3)
On July 15, 2009, we settled at maturity the remaining $32.1 million outstanding principal amount of our 6.75% convertible subordinated debentures with funds from our revolving credit facility.  During the first six months of 2009 prior to such settlement, we repurchased $0.5 million principal amount of the 6.75% convertible subordinated debentures.

Deferred Financing Costs

We had deferred financing costs of $6.8 million and $3.6 million as of June 30, 2009 and December 31, 2008, respectively.  These costs relate to our revolving credit facility, the 6.75% convertible subordinated debentures and the 15% convertible subordinated debentures. In connection with the amendments to our revolving credit facility in May and June 2009, we incurred and capitalized $3.2 million of costs related to bank fees, legal and other professional fees which are being amortized through March 2013, the remaining term of the amended revolving credit facility.  In addition, we incurred and capitalized costs of $0.7 million related to the 15% convertible subordinated debentures issued in May 2009 which are being amortized through April 2011, the remaining term of the 15% convertible subordinated debentures.  Deferred financing costs as of June 30, 2009 are being amortized, assuming no further prepayments of principal, in the amount of $1 million in 2009, $2 million in 2010, $1.8 million in 2011, $1.6 million in 2012 and $0.4 million in 2013.

Revolving Credit Facility

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended in June 2009) provides for a line of credit of up to $200 million (inclusive of the Canadian term loan described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In May 2009, we amended our restated credit agreement to permit the May 2009 exchange of $12.3 million principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of our 15% convertible subordinated debentures due 2011 and to provide that, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our newly issued 15% convertible subordinated debentures.

In June 2009, we further amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 20, 2013, (2) to reduce the aggregate amount of the revolving credit facility (inclusive of the Canadian term loan described below) from $275 million to $200 million, (3) to permit the settlement at maturity of our 6.75% convertible subordinated debentures due July 15, 2009, our 15% convertible subordinated debentures due April 15, 2011, and our 15% unsecured promissory notes due April 15, 2011; all with funds from our revolving credit facility subject to borrowing availability, (4) to establish a $10 million minimum borrowing availability requirement effective on the date of repayment of our 6.75% convertible subordinated debentures, and (5) to provide that, beginning October 15, 2010 and on a monthly basis thereafter our borrowing availability will be reduced by approximately $0.9 million for the repayment or repurchase of the aggregate outstanding amount of our newly issued 15% unsecured promissory notes due 2011.  In addition, as of the date of the amendment the margin added to the index rate increased to between 2.25% - 2.75% and the margin added to the LIBOR rate increased to 3.75% - 4.25%, in each case depending upon the level of excess availability as defined in the restated credit agreement.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $98.2 million available for us to borrow pursuant to the formula at June 30, 2009, of which $32.1 million was reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our 6.75% convertible subordinated debentures, and $69.3 million available for us to borrow at July 15, 2009 after the settlement of the 6.75% convertible subordinated debentures.  At June 30, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 4.8% and 4.6%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $85.8 million and $143.2 million at June 30, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2009, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Canadian Term Loan

In June 2009, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. The amended credit agreement provides for a line of credit of up to $10 million, of which $7 million is currently outstanding and which amount is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in March 2013.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation (described above).

Revolving Credit Facilities—Europe

Our European subsidiary has revolving credit facilities which, at June 30, 2009, provide for aggregate lines of credit up to $8.1 million. The amount of short-term bank borrowings outstanding under these facilities was $5.2 million on June 30, 2009 and $5.8 million on December 31, 2008. The weighted average interest rate on these borrowings on June 30, 2009 and December 31, 2008 was 6.4% and 6.2%, respectively.

Subordinated Debentures

In July 1999, we completed a public offering of 6.75% convertible subordinated debentures amounting to $90 million. The 6.75% convertible subordinated debentures carry an interest rate of 6.75%, payable semi-annually, and matured on July 15, 2009. The $90 million principal amount of the 6.75% convertible subordinated debentures was convertible into 2,796,120 shares of our common stock at the option of the holder.

From time to time, we repurchased the debentures in open market transactions, on terms that we believed to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase.  During the first six months of 2009, we repurchased $0.5 million principal amount of the 6.75% convertible subordinated debentures.  In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million.  In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.   The 15% convertible subordinated debentures carry an interest rate of 15%, payable semi-annually, and will mature on April 15, 2011.

As of June 30, 2009, the remaining outstanding $32.1 million principal amount of the 6.75% convertible subordinated debentures was convertible into 996,661 shares of our common stock and the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

On July 15, 2009, we settled at maturity the remaining $32.1 million outstanding principal amount of the 6.75% convertible subordinated debentures with funds from our revolving credit facility.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Unsecured Notes

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  The 15% unsecured promissory notes will mature on April 15, 2011 and carry an interest rate of 15%, payable semi-annually and are not convertible into common stock.  The 15% unsecured promissory notes are subordinated in right of payment to all of our existing and future senior indebtedness.

Capital Leases

During 2009, we entered into capital lease obligations related to certain equipment for use in our operations totaling $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Stock Option Grants

At June 30, 2009, under all of our option plans there were options to purchase an aggregate of 430,052 shares of common stock, with no shares of common stock available for future grants.  There were no stock options granted in the six months ended June 30, 2009.  In addition, there was no stock option-based compensation expense in the six months ended June 30, 2009 and we have no unrecognized compensation cost related to stock options and non-vested stock options as of June 30, 2009.

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	515,823	$13.40	4.1
Expired	(61,071)	$14.31	—
Exercised	—	—	—
Forfeited, other	(24,700)	$13.46	4.2
Outstanding at June 30, 2009	430,052	$13.26	4.2

Options exercisable at June 30, 2009	430,052	$13.26	4.2

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

There was no aggregate intrinsic value of all outstanding stock options as of June 30, 2009.  All outstanding stock options as of June 30, 2009 are fully vested and exercisable.  There were no options exercised in 2009.

Restricted and Performance Stock Grants

As part of our 2006 Omnibus Incentive Plan, we currently grant shares of restricted and/or performance-based stock to eligible employees and directors.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  This component of compensation is designed to encourage the long-term retention of key executives and to tie executive compensation directly to Company performance and the long-term enhancement of shareholder value.  Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively.

In determining the grant date fair value, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period.  An evaluation of our historical forfeiture experience during the six months ended June 30, 2009 indicated that our current estimated forfeiture rates should be adjusted upward from 2% to 5% for employees and remains at 0% for executives and directors.  The impact of the change in our estimated forfeitures recorded to compensation expense and accumulated comprehensive income is not material.

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	280,775	$6.88
Granted	6,575	$4.86
Vested	(55,350)	$7.24
Forfeited	(36,625)	$7.23
Balance at June 30, 2009	195,375	$6.65

We recorded compensation expense related to restricted shares and performance-based shares of $207,200 ($123,050 net of tax) and $223,550 ($128,319 net of tax) for the six months ended June 30, 2009 and 2008, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $0.7 million at June 30, 2009, and is expected to be recognized as they vest over a weighted average period of 1.7 and 0.8 years for employees and directors, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.  Employee Benefits

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2009, we contributed to the trust an additional 200,000 shares from our treasury and released 188,461 shares from the trust leaving 12,068 shares remaining in the trust as of June 30, 2009.

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

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations were transferred to certain of our other facilities. As part of the agreement, effective January 5, 2008, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility.  In December 2007, we recorded a charge of $3.3 million related to the present value of the undiscounted $5.6 million withdrawal liability discounted over 80 quarterly payments using a credit-adjusted, risk-free rate.  In accordance with the terms of the agreement, we commenced with quarterly payments of $0.3 million in December 2008.

We provide certain medical and dental care benefits to eligible retired employees.  Eligibility of employees who can participate in this program is limited to employees hired before 1996.  In May 2008, we announced that, in lieu of the then current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account (“HRA”) will be established beginning January 1, 2009 for each qualified U.S. retiree.  The plan amendment effectively reduced benefits attributed to employee services already rendered and instead credited a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees.  The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008, which will be amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net periodic benefit cost for our North American and European defined benefit plans and postretirement benefit plans for the three months and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2009	2008	2009	2008
Service cost	$22	$(61)	$43	$46
Interest cost	72	144	144	279
Amortization of prior service cost	28	27	55	55
Actuarial net (gain) loss	(33)	521	(65)	525
Net periodic benefit cost	$89	$631	$177	$905

Postretirement Benefits
Service cost	$74	$188	$149	$400
Interest cost	273	551	547	1,135
Amortization of prior service cost	(2,317)	(1,246)	(4,634)	(1,959)
Amortization of transition obligation	1	1	2	2
Actuarial net loss	383	405	767	698
Net periodic benefit cost	$(1,586)	$(101)	$(3,169)	$276

Note 9.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic Net Earnings (Loss) per Common Shares:
Earnings (loss) from continuing operations	$5,638	$(772)	$6,425	$12,575
Loss from discontinued operation	(322)	(323)	(582)	(649)
Net earnings (loss) available to common stockholders	$5,316	$(1,095)	$5,843	$11,926

Weighted average common shares outstanding	18,815	18,332	18,706	18,320

Net earnings (loss) from continuing operation per common share	$0.30	$(0.04)	$0.34	$0.69
Loss from discontinued operation per common share	(0.02)	(0.02)	(0.03)	(0.04)
Basic net earnings (loss) per common share	$0.28	$(0.06)	$0.31	$0.65

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Diluted Net Earnings (Loss) per Common Share:
Earnings (loss) from continuing operations	$5,638	$(772)	$6,425	$12,575
Interest income on debenture conversions (net of income tax expense)	280	–	–	1,822
Earnings (loss) from continuing operations plus assumed conversions	5,918	(772)	6,425	14,397
Loss from discontinued operation	(322)	(323)	(582)	(649)
Net earnings (loss) available to common stockholders plus assumed conversions	$5,596	$(1,095)	$5,843	$13,748

Weighted average common shares outstanding	18,815	18,332	18,706	18,320
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	52	53	14	42
Dilutive effect of stock options	–	–	–	–
Dilutive effect of convertible debentures	1,147	–	–	2,796
Weighted average common shares outstanding – Diluted	20,014	18,385	18,720	21,158

Net earnings (loss) from continuing operations per common share	$0.30	$(0.04)	$0.34	$0.68
Loss from discontinued operation per common share	(0.02)	(0.02)	(0.03)	(0.03)
Diluted net earnings (loss) per common share	$0.28	$(0.06)	$0.31	$0.65

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	430	567	430	567
Restricted shares	110	83	162	94
6.75% convertible subordinated debentures	–	2,796	1,270	–
15% convertible subordinated debentures	505	–	254	–

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.  Comprehensive Income (Loss)

Comprehensive income (loss), net of income tax expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings (loss) as reported	$5,316	$(1,095)	$5,843	$11,926
Foreign currency translation adjustment	3,229	(238)	2,049	(798)
Postretirement benefit plans:
Plan amendment adjustment	–	14,708	–	14,708
Reclassification adjustment for recognition of prior period amounts	(1,624)	(318)	(2,937)	(336)
Unrecognized amounts	210	(511)	420	(511)
Total comprehensive income (loss)	$7,131	$12,546	$5,375	$24,989

Note 11.  Industry Segments

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended June 30,
	2009		2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Engine Management	$121,870	$8,981	$138,482	$4,024
Temperature Control	65,661	2,967	61,489	3,172
Europe	7,877	(1,046)	12,563	373
All Other	2,090	(2,519)	2,809	(2,846)
Consolidated	$197,498	$8,383	$215,343	$4,723

	Six Months Ended June 30,
	2009		2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Engine Management	$244,757	$16,618	$281,844	$13,222
Temperature Control	105,921	1,638	111,062	2,368
Europe	15,417	(886)	23,807	869
All Other	3,625	(5,276)	6,714	(7,207)
Consolidated	$369,720	$12,094	$423,427	$9,252

Note 12.  Fair Value of Financial Instruments

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

Short Term Borrowings

The carrying value of our revolving credit facilities equals fair market value because the interest rate reflects current market rates.  The maturity value of our 6.75% convertible subordinated debentures approximates fair value at June 30, 2009 due to the short period to redemption.

Long-term Debt

The fair value of our long-term debt is estimated based on quoted market prices or current rates offered to us for debt of the same remaining maturities.

The estimated fair values of our financial instruments are as follows (in thousands):

June 30, 2009	Carrying Amount	Fair Value
Cash and cash equivalents	$14,450	$14,450
Trade accounts receivable	169,804	169,804
Trade accounts payable	63,519	63,519
Short term borrowings	123,171	123,171
Long-term debt	12,859	12,859

Note 13.  Commitments and Contingencies

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2009, approximately 3,670 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2009, the amounts paid for settled claims are approximately $8.1 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement, and the insurance carrier reimbursed us $2.4 million for settlement claims and defense costs.  We have submitted additional asbestos-related claims to the insurance carrier for coverage.

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

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of June 30, 2009 and 2008, we have accrued $12 million and $13.1 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$10,523	$11,141	$10,162	$11,317
Liabilities accrued for current year sales	12,168	13,372	22,444	23,914
Settlements of warranty claims	(10,686)	(11,398)	(20,601)	(22,116)
Balance, end of period	$12,005	$13,115	$12,005	$13,115

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We place significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization.  We intend to continue to improve our operating efficiency, customer satisfaction and cost position by focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

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

Interim Results of Operations:

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Sales.  Consolidated net sales for the three months ended June 30, 2009 were $197.5 million, a decrease of $17.8 million, or 8.3%, compared to $215.3 million in the same period of 2008. The decrease in consolidated net sales resulted from decreases in net sales of $16.6 million, or 12.0%, in our Engine Management Segment, and $4.7 million, or 37.3%, in our European Segment offset by an increase of $4.2 million, or 6.8%, in our Temperature Control Segment.  The Engine Management decrease in net sales is the result of lower sales volumes in our traditional markets as customers continued to maintain lower inventory levels in response to the economic environment and a decline in our OE / OES sales volumes.  The reduction in sales in our European Segment is the result of a decrease in original equipment sales volumes and an unfavorable change in foreign currency exchange rates.  The Temperature Control Segment increase in net sales is the result of incremental new customer sales volumes within our retail markets

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased to 23.5% in the second quarter of 2009, compared to 22.6% in the second quarter of 2008. The increase resulted primarily from an increase in Engine Management margins of 3.8 percentage points while margins in our Temperature Control Segment and European Segment decreased 2.3 percentage points and 0.9 percentage points, respectively.  The increase in the Engine Management margins was primarily due to a reduction in our fixed overhead costs as a result of our cost reduction programs and the negative impact on prior year margins of unabsorbed overhead during our closure of two manufacturing facilities and start up and training costs at our new Mexico facility.   Temperature Control’s gross margin decrease resulted primarily from changes in product mix where sales of lower margin products have increased.  The European Segment’s decrease resulted primarily from lower sales volumes and a change in product mix with an increase in sales incentives offered.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) decreased by $5.7 million to $36.8 million or 18.6% of consolidated net sales, in the second quarter of 2009, as compared to $42.5 million, or 19.7% of consolidated net sales in the second quarter of 2008.  The decrease in SG&A expenses is due primarily to lower selling, marketing and distribution expenses, and the benefit recognized from the postretirement benefit plan amendment announced in May 2008.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $1.2 million in the second quarter of 2009, compared to $1.4 million in the second quarter of 2008.  The 2009 expense related primarily to demolition costs incurred at our European properties held for sale and other exit costs incurred in connection with the closure of our Edwardsville, Kansas manufacturing operations and Wilson, North Carolina facility.  The 2008 expenses related primarily to charges incurred for severance and related costs in connection with the shutdown of our Long Island City, New York manufacturing operations.

Operating income.  Operating income was $8.4 million in the second quarter of 2009, compared to $4.7 million in the second quarter of 2008.  The increase of $3.7 million was due primarily to the positive impact of an increase in gross margins of our Engine Management Segment and lower SG&A expenses reflecting the impact of our postretirement benefit amendment and cost reduction programs implemented in the second half of 2008.

Other income, net. Other income, net was $3.4 million in the second quarter of 2009.  In the second quarter, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million.

Interest expense.  Interest expense decreased by $1.3 million to $2.3 million in the second quarter of 2009 compared to $3.6 million in the same period in 2008 due to a reduction in average borrowing costs as a result of our debt reduction efforts which produced lower borrowings on our revolving credit facility and the repurchase of $45.1 million principal amount of our 6.75% convertible subordinated debentures during the final six months of 2008.

Income tax provision.  The income tax provision in the second quarter of 2009 was $3.8 million compared to $1.9 million in the same period in 2008.  The effective tax rate in the second quarter of 2009 was 40.5%.  The income tax provision in the second quarter of 2008 includes the tax impact of the non-deductibility of a portion of the $5 million distribution to a participant in the unfunded supplemental executive retirement plan and a tollgate tax on our operations in Puerto Rico.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million as a loss from discontinued operation for the second quarter of 2009 and 2008.  As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Sales.  Consolidated net sales for the six months ended June 30, 2009 were $369.7 million, a decrease of $53.7 million, or 12.7%, compared to $423.4 million in the same period of 2008. The decrease in consolidated net sales resulted from declines in Engine Management net sales of $37.1 million or 13.2%, Temperature Control net sales of $5.1 million, or 4.6%, European Segment net sales of $8.4 million and $3.0 million of net sales in our Other Operating Segment, which consists primarily of our Canadian operations.  The Engine Management decrease in net sales compared to the first six months of 2008 is the result of lower sales volumes in our traditional markets as a single large customer changed brands to a competitor and as customers have reduced and maintained lower inventory levels in response to the economic environment, and a decline in our OE / OES sales volumes.  The decline in Temperature Control net sales is the result of a decline in volumes in our traditional market and an increase in cash discounts to encourage early payment.  The reduction in sales in our European Segment resulted from a decrease in OES sales volumes and an unfavorable change in foreign currency exchange rates.

Gross margins.  Gross margins, as a percentage of consolidated net sales, for the six months ended June 30, 2009 has held consistent at 23.6% compared to the same period of 2008, as a 1.6 percentage point increase in Engine Management margins was offset by a decrease in Temperature Control margins of 1.2 percentage points and a 2.2 percentage point decrease in margins in our European Segment.  The increase in the Engine Management margins was primarily due to a reduction in our fixed overhead costs as a result of our cost reduction programs and the negative impact on prior year margins of unabsorbed overhead during our closure of two manufacturing facilities and start up and training costs at our new Mexico facility.  Temperature Control’s gross margin decrease resulted primarily from unfavorable manufacturing variances as inventory levels were reduced.  The European Segment’s decrease resulted from lower sales volumes and an increase in sales incentives offered in our traditional markets.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) decreased by $13.6 million to $72.8 million or 19.7% of consolidated net sales, in the six months ended June 30, 2009, as compared to $86.4 million, or 20.4% of consolidated net sales in the second quarter of 2008.  The decrease in SG&A expenses is due primarily to lower selling, marketing and distribution expenses, and the benefit recognized from the postretirement benefit plan amendment announced in May 2008.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $2.4 million for the six months ended June 30, 2009, compared to $4.2 million in the same period of 2008.  The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas manufacturing operations and Wilson, North Carolina facility and building demolition costs incurred at our European properties held for sale.  The 2008 expenses related primarily to charges incurred for severance and related costs in connection with the shutdown of our Long Island City, New York manufacturing operations.

Operating income.  Operating income was $12.1 million in the first six months of 2009, compared to $9.3 million in 2008. The increase of $2.8 million was due primarily to the positive impact of margins at our Engine Management Segment and lower operating expenses reflecting the impact of our postretirement benefit amendment and cost reduction programs implemented in the second half of 2008.

Other income, net. Other income, net decreased to $3.5 million for the six months ended June 30, 2009, compared to $20.4 million in the same period of 2008.  During the first six months of 2009, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million.  During 2008, we completed the sale of our Long Island City, New York property for a purchase price of $40.6 million resulting in a recognized gain in 2008 of $21.3 million, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property.

Interest expense.  Interest expense decreased by $2.9 million to $4.8 million in the six months ended June 30, 2009, compared to $7.7 million in the same period in 2008.  The decline is due primarily to our debt reduction efforts which resulted in lower borrowings on our revolving credit facility and the repurchase of $45.1 million principal amount of our 6.75% convertible subordinated debentures during the last six months of 2008.  Lower borrowings more than offset the increase in the interest rate on our revolving credit facility as a result of amendments made to the credit agreement.  Our accounts receivable factoring programs initiated during the second quarter of 2008 with some of our larger customers in order to accelerate collection of accounts receivable balances and improved working capital management contributed to the lower year over year borrowings for the six months ended June 30, 2009.

Income tax provision.  The income tax provision in the six months ended June 30, 2009 was $4.4 million at an effective tax rate of 40.6%, compared to $9.3 million and an effective tax rate of 42.6% for the same period in 2008.  The 2008 rate was higher primarily due to the differences in the mix of domestic and foreign earnings as a result of the gain on the sale of the Long Island City, New York property, the tax impact of the non-deductibility of a portion of the $5 million distribution to a participant in the unfunded supplemental executive retirement plan, and a tollgate tax on our operations in Puerto Rico.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.6 million as a loss from discontinued operation for the six months ended 2009 and 2008.  As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Liquidity and Capital Resources

Operating Activities. During the first six months of 2009, cash provided by operations amounted to $68.8 million compared to cash used in operations of $49.2 million in the same period of 2008.  The year-over-year increase in cash provided by operations is primarily the result of the impact of our customer accounts receivable factoring program and improved inventory and working capital management.

Investing Activities.  Cash used in investing activities was $2 million in the first six months of 2009, compared to cash provided by investing activities was $32 million in the first six months of 2008.  Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction entered into in 2008 offset by a $4 million cash receipt in connection with our December 2008 divestiture of certain of our joint venture equity ownerships and $3.9 million in proceeds received in connection with the redemption of preferred stock of a third-party issuer.  Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of our Long Island City, New York property.  Capital expenditures in the first six months of 2009 were $3.9 million compared to $5.3 million in the comparable period last year.

Financing Activities. Cash used in financing activities was $61 million in the first six months of 2009, compared to cash provided by financing activities of $17.3 million in the same period of 2008.  During the first six months of 2009, we reduced our borrowings under our revolving credit facilities by $58 million reflecting the impact of the accounts receivable factoring programs and improved working capital management.  Dividends of $3.3 million were paid in the first six months of 2008.  No dividends were paid in 2009.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended in June 2009) provides for a line of credit of up to $200 million (inclusive of the Canadian term loan described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In May 2009, we amended our restated credit agreement to permit the May 2009 exchange of $12.3 million principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of our 15% convertible subordinated debentures due 2011 and to provide that, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our newly issued 15% convertible subordinated debentures.

In June 2009, we further amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 20, 2013, (2) to reduce the aggregate amount of the revolving credit facility (inclusive of the Canadian term loan described below) from $275 million to $200 million, (3) to permit the settlement at maturity of our 6.75% convertible subordinated debentures due July 15, 2009, our 15% convertible subordinated debentures due April 15, 2011, and our 15% unsecured promissory notes due April 15, 2011; all with funds from our revolving credit facility subject to borrowing availability, (4) to establish a $10 million minimum borrowing availability requirement effective on the date of repayment of our 6.75% convertible subordinated debentures, and (5) to provide that, beginning October 15, 2010 and on a monthly basis thereafter our borrowing availability will be reduced by approximately $0.9 million for the repayment or repurchase of the aggregate outstanding amount of our newly issued 15% unsecured promissory notes due 2011.  In addition, as of the date of the amendment the margin added to the index rate increased to between 2.25% - 2.75% and the margin added to the LIBOR rate increased to 3.75% - 4.25%, in each case depending upon the level of excess availability as defined in the restated credit agreement.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $98.2 million available for us to borrow pursuant to the formula at June 30, 2009, of which $32.1 million was reserved for repayment, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our 6.75% convertible subordinated debentures, and $69.3 million available for us to borrow at July 15, 2009 after the settlement of the 6.75% convertible subordinated debentures.  At June 30, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 4.8% and 4.6%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $85.8 million and $143.2 million at June 30, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2009, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In June 2009, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. The amended credit agreement provides for a line of credit of up to $10 million, of which $7 million is currently outstanding and which amount is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation (described above). The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in March 2013.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation (described above).

Our European subsidiary has revolving credit facilities which, at June 30, 2009, provide for aggregate lines of credit up to $8.1 million. The amount of short-term bank borrowings outstanding under these facilities was $5.2 million on June 30, 2009 and $5.8 million on December 31, 2008. The weighted average interest rate on these borrowings on June 30, 2009 and December 31, 2008 was 6.4% and 6.2%, respectively.

In July 1999, we completed a public offering of 6.75% convertible subordinated debentures amounting to $90 million. The 6.75% convertible subordinated debentures carry an interest rate of 6.75%, payable semi-annually, and matured on July 15, 2009. The $90 million principal amount of the 6.75% convertible subordinated debentures was convertible into 2,796,120 shares of our common stock at the option of the holder.

From time to time, we repurchased the debentures in open market transactions, on terms that we believed to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase.  During the first six months of 2009, we repurchased $0.5 million principal amount of the 6.75% convertible subordinated debentures.  In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million.  In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.   The 15% convertible subordinated debentures carry an interest rate of 15%, payable semi-annually, and will mature on April 15, 2011.

As of June 30, 2009, the remaining outstanding $32.1 million principal amount of the 6.75% convertible subordinated debentures was convertible into 996,661 shares of our common stock and the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.   The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

On July 15, 2009, we settled at maturity the remaining $32.1 million outstanding principal amount of the 6.75% convertible subordinated debentures with funds from our revolving credit facility.

During 2009, we entered into capital lease obligations related to certain equipment for use in our operations totaling $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants. The 15% unsecured promissory notes will mature on April 15, 2011 and carry an interest rate of 15%, payable semi-annually and are not convertible into common stock.  The 15% unsecured promissory notes are subordinated in right of payment to all of our existing and future senior indebtedness.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $43 million and $72.8 million of receivables during the three months and six months ended June 30, 2009, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  A charge in the amount of $0.6 million and $1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2009, respectively.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months.  We continue to evaluate alternative sources to further improve the liquidity of our business and to fund the refinance, repurchase or redemption, as the case may be, of the aggregate outstanding amount of our convertible subordinated debentures, which may include cash, securities or a combination thereof.  The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.  In addition, we have a significant amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes.  If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.  For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2008.

The following table summarizes our contractual commitments as of June 30, 2009 and expiration dates of commitments through 2022:

(in thousands)	2009	2010	2011	2012	2013		2014- 2022		Total
Principal payments of long term debt (1) (2)	$32,179	$99	$12,399	$58	$	─	$	─	$44,735
Lease obligations	4,736	8,015	6,305	5,540		5,648		16,651	46,895
Postretirement benefits	550	1,132	1,158	1,212		1,258		13,227	18,537
Severance payments related to restructuring and integration	1,808	2,118	897	747		615		2,196	8,381
Total commitments	$39,273	$11,364	$20,759	$7,557		$7,521		$32,074	$118,548

(1)
On July 15, 2009, we settled at maturity the remaining $32.1 million outstanding principal amount of our 6.75% convertible subordinated debentures with funds from our revolving credit facility.  The settlement is not included in the table above.

(2)
In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants. These promissory notes will mature on April 15, 2011. The issuance of the promissory notes is not included in the table above.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. Management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2009, the allowance for sales returns was $26.6 million.  Similarly, management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2009, the allowance for doubtful accounts and for discounts was $11.1 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2009, we had a valuation allowance of $26.5 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

In April 2009, the FASB issued FSP FAS 157-4 that affirmed the exit price objective of fair value measurements even if there has been a significant decrease in the volume and level of activity for the asset or liability.  When quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, which for us was June 30, 2009.  As of June 30, 2009, we adopted SFAS 157 as it related to inactive markets.  The adoption of SFAS 157 as it related to inactive markets did not impact our consolidated financial statements in any material respect.

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

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009.  The adoption of SFAS 160 has not had a material impact on our consolidated financial statements.

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

Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”) which requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  This FSP is effective for fiscal years beginning after December 15, 2008, which for us is the fiscal year beginning January 1, 2009 and must be applied retrospectively to all periods presented.  We have reviewed the provisions of FSP APB 14-1 and have determined that the adoption of FSP APB 14-1 will not require a change in the manner in which we report our convertible subordinated debentures.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009, which for us was June 30, 2009.  We have reviewed the provisions of SFAS 165 and adopted SFAS 165 as of June 30, 2009.  In connection with the adoption of SFAS 165 we have included a disclosure to address the date through which we evaluated subsequent events.

Fair Value Interim Disclosures

In April 2009, the FASB issued FSP SFAS 107-1, “Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS No. 107, “Disclosures about the Fair Value of Financial Instruments.”  These disclosures include the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, which for us was June 30, 2009.  As of June 30, 2009, we adopted FSP 107-1 as it related to interim fair value disclosures.  We determined that the adoption of FAS 107-1 required additional interim disclosures but does not change the accounting treatment for these financial instruments.

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us would be September 30, 2009.  There will be no change to the company’s consolidated financial statements upon adoption.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty, the Mexican peso and the Hong Kong dollar. As of June 30, 2009 and December 31, 2008, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 67.1% at June 30, 2009 and 76.9% at December 31, 2008.

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

(b)           Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2009, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2009, approximately 3,670 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through June 30, 2009, the amounts paid for settled claims are approximately $8.1 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement, and the insurance carrier reimbursed us $2.4 million for settlement claims and defense costs. We have submitted additional asbestos-related claims to the insurance carrier for coverage.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our 2009 Annual Meeting of Stockholders was held on May 21, 2009.

(b)	The following person were elected as our directors:

Robert M. Gerrity
Pamela Forbes Lieberman
Arthur S. Sills
Lawrence I. Sills
Peter J. Sills
Frederick D. Sturdivant
William H. Turner
Richard S. Ward
Roger M. Widmann

(c)	The following names were voted upon at the Annual Meeting:

(1)	Election of Directors:

	Votes For	Votes Withheld

Robert M. Gerrity	13,772,271	1,988,794
Pamela Forbes Lieberman	13,830,154	1,930,911
Arthur S. Sills	13,773,151	1,987,914
Lawrence I. Sills	13,787,422	1,973,643
Peter J. Sills	13,776,477	1,984,588
Frederick D. Sturdivant	13,814,204	1,946,861
William H. Turner	13,750,363	2,010,702
Richard S. Ward	13,815,611	1,945,454
Roger M. Widmann	13,829,237	1,931,828

(2)	Ratification of Appointment of Grant Thornton LLP as the Company’s Registered Public Accounting Firm:

Votes For	Votes Against	Votes Abstained

15,681,210	65,855	14,000

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)
Date: August 6, 2009

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