Form 10-Q
period 2009-09-30
STANDARD MOTOR PRODUCTS INC
filed 2009-10-27
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

or

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
Yes ☐      No ☑

As of the close of business on October 22, 2009, there were 19,074,080 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales	$205,577	$202,938	$575,297	$626,365
Cost of sales	155,774	154,166	438,195	477,740
Gross profit	49,803	48,772	137,102	148,625
Selling, general and administrative expenses	36,775	41,114	109,607	127,503
Restructuring and integration expenses	3,304	1,905	5,677	6,117
Operating income	9,724	5,753	21,818	15,005
Other income, net	783	1,293	4,310	21,665
Interest expense	2,423	3,289	7,225	11,005
Earnings from continuing operations before taxes	8,084	3,757	18,903	25,665
Provision for income tax	3,360	3,360	7,754	12,693
Earnings from continuing operations	4,724	397	11,149	12,972
Loss from discontinued operations, net of income taxes	(1,639)	(1,579)	(2,221)	(2,228)
Net earnings (loss)	$3,085	$(1,182)	$8,928	$10,744

Per share data:
Net earnings (loss) per common share – Basic:
Earnings from continuing operations	$0.25	$0.02	$0.59	$0.70
Discontinued operation	(0.09)	(0.08)	(0.11)	(0.12)
Net earnings (loss) per common share – Basic	$0.16	$(0.06)	$0.48	$0.58

Net earnings (loss) per common share – Diluted:
Earnings from continuing operations	$0.25	$0.02	$0.59	$0.70
Discontinued operation	(0.09)	(0.08)	(0.11)	(0.12)
Net earnings (loss) per common share – Diluted	$0.16	$(0.06)	$0.48	$0.58

Average number of common shares	18,895,299	18,558,330	18,769,791	18,479,817
Average number of common shares and dilutive common shares	19,088,673	18,617,724	18,790,155	18,512,475

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,456	$6,608
Accounts receivable, less allowance for discounts and doubtful accounts of $8,149 and $10,021 for 2009 and 2008, respectively	172,294	174,401
Inventories	199,653	232,435
Deferred income taxes	19,251	20,038
Assets held for sale	1,291	1,654
Prepaid expenses and other current assets	7,618	12,459
Total current assets	410,563	447,595

Property, plant and equipment, net	63,869	66,901
Goodwill, net	1,437	1,100
Other intangibles, net	14,920	15,185
Other assets	46,955	44,246
Total assets	$537,744	$575,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$92,521	$148,931
Current portion of long-term debt	161	44,953
Accounts payable	77,367	68,312
Sundry payables and accrued expenses	31,373	25,745
Accrued customer returns	27,288	19,664
Accrued rebates	26,108	18,623
Payroll and commissions	24,090	16,768
Total current liabilities	278,908	342,996

Long-term debt	18,179	273
Postretirement medical benefits and other accrued liabilities	42,652	44,455
Accrued asbestos liabilities	24,860	23,758
Total liabilities	364,599	411,482
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share: Authorized – 30,000,000 shares; issued 20,486,036 shares	40,972	40,972
Capital in excess of par value	56,504	58,841
Retained earnings	85,528	76,600
Accumulated other comprehensive income	6,929	7,799
Treasury stock – at cost 1,562,491 and 1,923,491 shares in 2009 and 2008, respectively	(16,788)	(20,667)
Total stockholders’ equity	173,145	163,545
Total liabilities and stockholders’ equity	$537,744	$575,027

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,928	$10,744
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,856	10,714
Increase in allowance for doubtful accounts	758	900
Increase in inventory reserves	4,686	2,104
Gain on sale of building	(786)	(21,583)
Loss on disposal of property, plant and equipment	–	468
Loss on defeasance of mortgage loan	–	1,444
Gain on repurchase of convertible debentures	(40)	(1,570)
Gain on sale of investment	(2,336)	–
Equity (income) loss from joint ventures	(164)	454
Loss on impairment of assets	–	355
Employee stock ownership plan allocation	256	1,196
Stock-based compensation	804	791
Decrease (increase) in deferred income taxes	(1,804)	14,409
Loss from discontinued operation, net of income tax	2,221	2,228
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,350	(36,450)
Decrease in inventories	37,074	13,057
Decrease (increase) in prepaid expenses and other current assets	266	(326)
Increase in accounts payable	11,107	4,696
Increase in sundry payables and accrued expenses	27,934	4,932
Net changes in other assets and liabilities	(4,627)	(9,271)
Net cash provided by (used in) operating activities	96,483	(708)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	69	64
Net cash received from the sale of building	–	37,341
Divestiture of joint ventures	4,000	–
Proceeds from sale of preferred stock investment	3,896	–
Capital expenditures	(5,246)	(8,031)
Acquisitions of businesses and assets	(12,770)	(3,638)
Net cash provided by (used in) investing activities	(10,051)	25,736
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(56,410)	2,154
Defeasance of mortgage loan	–	(7,755)
Repurchase of convertible debentures	(433)	(18,907)
Net repayment of long-term debt and capital lease obligations	(32,154)	(318)
Issuance of unsecured promissory notes	5,370	–
Proceeds from exercise of employee stock options	456	–
Excess tax benefit from share-based payment arrangements	(60)	–
Increase (decrease) in overdraft balances	(2,052)	4,809
Dividends paid	–	(4,983)
Net cash used in financing activities	(85,283)	(25,000)
Effect of exchange rate changes on cash	2,699	(2,266)
Net increase (decrease) in cash and cash equivalents	3,848	(2,238)
CASH AND CASH EQUIVALENTS at beginning of the period	6,608	13,261
CASH AND CASH EQUIVALENTS at end of the period	$10,456	$11,023

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,369	$12,423
Income taxes	$1,746	$3,116

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2009
(Unaudited)
(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at June 30, 2009	$40,972	$56,226	$82,443	$7,331	$(17,176)	$169,796
Comprehensive income:
Net earnings			3,085			3,085
Foreign currency translation adjustment				965		965
Pension and retiree medical adjustment				(1,367)		(1,367)
Total comprehensive income						2,683
Stock-based compensation and related tax benefits		190				190
Stock options and related tax benefits		88			388	476

Balance at September 30, 2009	$40,972	$56,504	$85,528	$6,929	$(16,788)	$173,145

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009
(Unaudited)
(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2008	$40,972	$58,841	$76,600	$7,799	$(20,667)	$163,545
Comprehensive income:
Net earnings			8,928			8,928
Foreign currency translation adjustment				3,014		3,014
Pension and retiree medical adjustment				(3,884)		(3,884)
Total comprehensive income						8,058
Stock-based compensation and related tax benefits		(741)			1,466	725
Stock options and related tax benefits		88			388	476
Employee Stock Ownership Plan		(1,684)			2,025	341

Balance at September 30, 2009	$40,972	$56,504	$85,528	$6,929	$(16,788)	$173,145

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

Subsequent Events

We evaluated events or transactions which occurred subsequent to the balance sheet date but prior to October 27, 2009, the issuance date of the financial statements, for recognition or disclosure.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us would be September 30, 2009.  There was no change to our consolidated financial statements upon adoption.  All accounting references have been updated. SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

Fair Value Measurements

On January 1, 2008, we adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  On January 1, 2009, we adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

On June 30, 2009, we adopted the accounting pronouncement issued in April 2009 that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability has significantly decreased.   This pronouncement stated that when quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates.  The adoption of this standard as it related to inactive markets did not impact our consolidated financial statements in any material respect.

Business Combinations

On January 1, 2009, we adopted the accounting pronouncements relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature.  Our adoption of these pronouncements will have an impact on the manner in which we account for future acquisitions.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Non-Controlling Interests in Consolidated Financial Statements

On January 1, 2009, we adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The adoption of this standard has not had a material impact on our consolidated financial statements.

Subsequent Events

As of June 30, 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  In connection with the adoption, we have included a disclosure to address the date through which we evaluated subsequent events.

Fair Value Interim Disclosures

In April 2009, the FASB extended the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods.  These disclosures include the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  We adopted the new disclosure requirements effective as of June 30, 2009 and included the required additional interim disclosures in these financial statements.

Note 3.  Restructuring and Integration Costs

The aggregated liabilities relating to the restructuring and integration activities as of December 31, 2008 and September 30, 2009, and activity for the nine months ended September 30, 2009 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Restructuring and integration costs:
Amounts provided for during 2009	2,816	2,861	5,677
Non-cash usage, including asset write-downs	—	(2,697)	(2,697)
Cash payments	(5,317)	(862)	(6,179)
Exit activity liability at September 30, 2009	$10,250	$2,258	$12,508

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $4.5 million remaining as of September 30, 2009 that is expected to be paid in the amount of $1.3 million in 2009, $1.6 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity for the nine months ended September 30, 2009 related to this program, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2008	$3,736	$1,000	$3,295	$8,031
Restructuring costs:
Amounts provided for during 2009	—	327	—	327
Change in estimated expenses	113	—	(113)	—
Cash payments	(1,702)	(766)	(1,346)	(3,814)
Exit activity liability at September 30, 2009	$2,147	$561	$1,836	$4,544

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas and Wilson, North Carolina and consolidation of certain facilities in Europe.  We expect that all payments related to the current liability will be made within twelve months.  We are still evaluating further activities under this program.

Activity for the nine months ended September 30, 2009 related to this program consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$1,117	$727	$1,844
Integration costs:
Amounts provided for during 2009	1,522	2,346	3,868
Non-cash usage, including asset write-downs	—	(2,697)	(2,697)
Cash payments	(979)	(348)	(1,327)
Exit activity liability at September 30, 2009	$1,660	$28	$1,688

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Wire and Cable Relocation

As a result of our acquisition of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, we incurred employee severance costs of $0.8 million and equipment relocation costs of $0.1 million during the third quarter of 2009.  As of September 30, 2009, the reserve balance of $0.8 million relating to workforce reductions is expected to be fully paid during the current year.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$—	$—	$—
Integration costs:
Amounts provided for during 2009	816	112	928
Change in estimated expenses	—	—	—
Cash payments	—	(112)	(112)
Exit activity liability at September 30, 2009	$816	$—	$816

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March of 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up.  As of September 30, 2009, the reserve balance related to environmental clean-up at Long Island City of $2.1 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable in 80 quarterly payments of $0.3 million, which commenced in December 2008.  As of September 30, 2009, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the nine months ended September 30, 2009 related to this program consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$3,603	$2,229	$5,832
Integration costs:
Amounts provided for during 2009	150	404	554
Change in estimated expenses	—	—	—
Cash payments	(523)	(403)	(926)
Exit activity liability at September 30, 2009	$3,230	$2,230	$5,460

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity for the nine months ended September 30, 2009 related to our aggregate integration programs, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	European	Other	Total
Exit activity liability at December 31, 2008	$7,363	$—	$15	$298	$7,676
Integration costs:
Amounts provided for during 2009	4,154	33	1,163	—	5,350
Non-cash usage, including asset write-downs	(1,686)	—	(1,011)	—	(2,697)
Cash payments	(2,109)	(2)	(155)	(99)	(2,365)
Exit activity liability at September 30, 2009	$7,722	$31	$12	$199	$7,964

Assets Held for Sale

As of September 30, 2009, we have reported $1.3 million as assets held for sale on our consolidated balance sheet related to the net book value of two closed facilities in our European Segment and our closed Reno, Nevada and Wilson, North Carolina facilities within our Engine Management Segment.  Following plant closures resulting from integration activities, these facilities have been vacant and therefore a decision to solicit bids has been made.  We are hopeful that a negotiated sale to a third-party will occur within the next twelve months and we will record any resulting gain in other income as appropriate.

Note 4.  Sale of Receivables

In April 2008, we began to sell undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $67.2 million and $140 million of receivables during the three months and nine months ended September 30, 2009, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $1 million and $2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2009, respectively.

Note 5. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of (in thousands):

	September 30, 2009	December 31, 2008
	(In thousands)
Finished goods, net	$128,613	$152,804
Work in process, net	4,850	5,031
Raw materials, net	66,190	74,600
Total inventories, net	$199,653	$232,435

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2009	December 31, 2008
	(In thousands)

Revolving credit facilities (1)	$92,521	$148,931
6.75% convertible subordinated debentures	—	44,865
15% convertible subordinated debentures	12,300	—
15% unsecured promissory notes	5,370	—
Other	670	361
Total debt	$110,861	$194,157

Current maturities of long-term debt	$92,682	$193,884
Long-term debt	18,179	273
Total debt	$110,861	$194,157

(1)	Consists of the revolving credit facility, the Canadian term loan and the European revolving credit facilities.

Deferred Financing Costs

We had deferred financing costs of $6.2 million and $3.6 million as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, these costs relate to our revolving credit facility and the 15% convertible subordinated debentures. In connection with the amendments to our revolving credit facility in May and June 2009, we incurred and capitalized $3.2 million of costs related to bank fees, legal and other professional fees which are being amortized through March 2013, the remaining term of the amended revolving credit facility.  In addition, we incurred and capitalized costs of $0.7 million related to the 15% convertible subordinated debentures issued in May 2009 which are being amortized through April 2011, the remaining term of the 15% convertible subordinated debentures.  Deferred financing costs as of September 30, 2009 are being amortized, assuming no further prepayments of principal, in the amount of $0.5 million in 2009, $2 million in 2010, $1.7 million in 2011, $1.6 million in 2012 and $0.4 million in 2013.

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

In June 2009, we further amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 20, 2013, (2) to reduce the aggregate amount of the revolving credit facility (inclusive of the Canadian term loan described below) from $275 million to $200 million, (3) to permit the settlement at maturity of our 6.75% convertible subordinated debentures due July 15, 2009, our 15% convertible subordinated debentures due April 15, 2011, and our 15% unsecured promissory notes due April 15, 2011; all with funds from our revolving credit facility subject to borrowing availability, (4) to establish a $10 million minimum borrowing availability requirement effective on the date of repayment of our 6.75% convertible subordinated debentures, and (5) to provide that, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $0.9 million for the repayment or repurchase of the aggregate outstanding amount of our newly issued 15% unsecured promissory notes due 2011.  In addition, as of the date of the amendment the margin added to the index rate increased to between 2.25% - 2.75% and the margin added to the LIBOR rate increased to 3.75% - 4.25%, in each case depending upon the level of excess availability as defined in the restated credit agreement.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $76.3 million available for us to borrow pursuant to the formula at September 30, 2009.  At September 30, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 4.6%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $90 million and $143.2 million at September 30, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2009, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revolving Credit Facilities—Europe

Our European subsidiary has revolving credit facilities which, at September 30, 2009, provide for aggregate lines of credit up to $5.9 million. The amount of short-term bank borrowings outstanding under these facilities was $2.6 million on September 30, 2009 and $5.8 million on December 31, 2008. The weighted average interest rate on these borrowings on September 30, 2009 was 2.7%.

Subordinated Debentures

In July 1999, we completed a public offering of 6.75% convertible subordinated debentures amounting to $90 million. The 6.75% convertible subordinated debentures carried an interest rate of 6.75%, payable semi-annually, and matured on July 15, 2009.

The $90 million principal amount of the 6.75% convertible subordinated debentures was convertible into 2,796,120 shares of our common stock at the option of the holder.   From time to time, we repurchased the debentures in open market transactions, on terms that we believed to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase.  During the first six months of 2009, we repurchased $0.5 million principal amount of the 6.75% convertible subordinated debentures.  In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million.  In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.   In July 2009, we settled at maturity the remaining $32.1 million outstanding principal amount of the 6.75% convertible subordinated debentures with funds from our revolving credit facility.

The 15% convertible subordinated debentures issued in May 2009 carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of September 30, 2009, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.  Stock-Based Compensation Plans

We account for our five stock-based compensation plans in accordance with the provisions of Accounting Standards Codification 718, “Stock Compensation,” which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

Stock Option Grants

At September 30, 2009, under all of our option plans there were outstanding options to purchase an aggregate of 384,144 shares of common stock, with no shares of common stock available for future grants.  There were no stock options granted in the nine months ended September 30, 2009.  In addition, there was no stock option-based compensation expense in the nine months ended September 30, 2009, and we have no unrecognized compensation cost related to stock options and non-vested stock options as of September 30, 2009.

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	515,823	$13.40	4.1
Expired	(61,071)	$14.31	—
Exercised	(36,100)	$12.64	—
Forfeited, other	(34,508)	$13.82	3.7
Outstanding at September 30, 2009	384,144	$13.29	3.9

Options exercisable at September 30, 2009	384,144	$13.29	3.9

The aggregate intrinsic value of all outstanding stock options was $0.8 million as of September 30, 2009.  All outstanding stock options as of September 30, 2009 are fully vested and exercisable. The total intrinsic value of options exercised was $0.1 million during the nine months ended September 30, 2009.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In determining the grant date fair value, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period.  An evaluation of our historical forfeiture experience during 2009 indicated that our current estimated forfeiture rates should be adjusted upward from 2% to 5% for employees and remains at 0% for executives and directors.  The impact of the change in our estimated forfeitures recorded to compensation expense and additional paid-in capital is not material.

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2009:
	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	280,775	$6.88
Granted	111,475	$13.78
Vested	(55,350)	$7.24
Forfeited	(40,875)	$7.18
Balance at September 30, 2009	296,025	$9.37

We recorded compensation expense related to restricted shares and performance-based shares of $421,000 ($248,400 net of tax) and $380,000 ($187,800 net of tax) for the nine months ended September 30, 2009 and 2008, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $2 million at September 30, 2009, and is expected to be recognized as they vest over a weighted average period of 2.0 and 0.6 years for employees and directors, respectively.

Note 8.  Employee Benefits

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2009, we contributed to the trust an additional 200,000 shares from our treasury and released 188,461 shares from the trust leaving 12,068 shares remaining in the trust as of September 30, 2009.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2008, contributions of $113,500 were made related to calendar year 2007.  In August 2009, contributions of $73,500 were made related to calendar year 2008.

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

We participate in a multi-employer plan which provides defined benefits to unionized workers at one of our manufacturing facilities.  Contributions to the plan are determined in accordance with the provisions of a negotiated labor contract.

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

We provide certain medical and dental care benefits to eligible retired employees.  Eligibility of employees who can participate in this program is limited to employees hired before 1996.  In May 2008, we announced that, in lieu of the then current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account (“HRA”) will be established beginning January 1, 2009 for each qualified U.S. retiree.  The plan amendment effectively reduced benefits attributed to employee services already rendered and instead credited a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees.  The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008, which is being amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years) as of that date.

The components of net periodic benefit cost for our North American and European defined benefit plans and postretirement benefit plans for the three months and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension Benefits
Service cost	$22	$22	$65	$68
Interest cost	72	72	217	350
Amortization of prior service cost	28	28	83	82
Actuarial net (gain) loss	(33)	(34)	(98)	492
Net periodic benefit cost	$89	$88	$267	$992

Postretirement Benefits
Service cost	$3	$68	$152	$469
Interest cost	287	277	834	1,412
Amortization of prior service cost	(2,317)	(2,314)	(6,951)	(4,273)
Amortization of transition obligation	1	1	3	3
Actuarial net loss	218	350	984	1,047
Net periodic benefit cost	$(1,808)	$(1,618)	$(4,978)	$(1,342)

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic Net Earnings (Loss) per Common Shares:
Earnings from continuing operations	$4,724	$397	$11,149	$12,972
Loss from discontinued operation	(1,639)	(1,579)	(2,221)	(2,228)
Net earnings (loss) available to common stockholders	$3,085	$(1,182)	$8,928	$10,744

Weighted average common shares outstanding	18,895	18,558	18,770	18,480

Net earnings from continuing operation per common share	$0.25	$0.02	$0.59	$0.70
Loss from discontinued operation per common share	(0.09)	(0.08)	(0.11)	(0.12)
Basic net earnings (loss) per common share	$0.16	$(0.06)	$0.48	$0.58

Diluted Net Earnings (Loss) per Common Share:
Earnings from continuing operations	$4,724	$397	$11,149	$12,972
Interest income on debenture conversions (net of income tax expense)	32	–	–	–
Earnings from continuing operations plus assumed conversions	4,756	397	11,149	12,972
Loss from discontinued operation	(1,639)	(1,579)	(2,221)	(2,228)
Net earnings (loss) available to common stockholders plus assumed conversions	$3,117	$(1,182)	$8,928	$10,744

Weighted average common shares outstanding	18,895	18,558	18,770	18,480
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	39	59	20	33
Dilutive effect of stock options	3	–	–	–
Dilutive effect of convertible debentures	152	–	–	–
Weighted average common shares outstanding – Diluted	19,089	18,617	18,790	18,513

Net earnings from continuing operations per common share	$0.25	$0.02	$0.59	$0.70
Loss from discontinued operation per common share	(0.09)	(0.08)	(0.11)	(0.12)
Diluted net earnings (loss) per common share	$0.16	$(0.06)	$0.48	$0.58

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	381	548	384	548
Restricted shares	102	90	144	108
6.75% convertible subordinated debentures	–	2,413	–	2,667
15% convertible subordinated debentures	820	–	445	–

Note 10.  Comprehensive Income (Loss)

Comprehensive income (loss), net of income tax expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net earnings (loss) as reported	$3,085	$(1,182)	$8,928	$10,744
Foreign currency translation adjustment	965	(1,658)	3,014	(2,456)
Postretirement benefit plans:
Plan amendment adjustment	–	–	–	14,708
Reclassification adjustment for recognition of prior period amounts	(1,478)	(1,040)	(4,416)	(1,376)
Unrecognized amounts	111	–	532	(511)
Total comprehensive income (loss)	$2,683	$(3,880)	$8,058	$21,109

Note 11.  Industry Segments

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended September 30,
	2009		2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Engine Management	$135,793	$7,424	$135,502	$6,900
Temperature Control	59,505	4,728	53,697	1,076
Europe	7,938	(391)	11,536	(111)
All Other	2,341	(2,037)	2,203	(2,112)
Consolidated	$205,577	$9,724	$202,938	$5,753

	Nine Months Ended September 30,
	2009		2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)

Engine Management	$380,550	$24,042	$417,346	$20,123
Temperature Control	165,426	6,366	164,759	3,444
Europe	23,355	(1,278)	35,343	758
All Other	5,966	(7,312)	8,917	(9,320)
Consolidated	$575,297	$21,818	$626,365	$15,005

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

The estimated fair values of our financial instruments are as follows (in thousands):

September 30, 2009	Carrying Amount	Fair Value

Cash and cash equivalents	$10,456	$10,456
Trade accounts receivable	172,294	172,294
Trade accounts payable	77,367	77,367
Short term borrowings	92,682	92,682
Long-term debt	18,179	20,144

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.  Commitments and Contingencies

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2009, approximately 1,620 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2009, the amounts paid for settled claims are approximately $8.4 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement, and the insurance carrier reimbursed us $2.4 million for settlement claims and defense costs.  We have submitted additional asbestos-related claims to the insurance carrier for coverage.

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

The most recent actuarial study was performed as of August 31, 2009.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $26.6 million to $66.3 million for the period through 2059. The change from the prior year study was a $1.3 million increase for the low end of the range and a $2.9 million decrease for the high end of the range.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  Accordingly, an incremental $2.2 million provision in our discontinued operation was added to the asbestos accrual in September 2009 increasing the reserve to approximately $26.6 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $21.4 million to $42 million during the same period.

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

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of September 30, 2009 and 2008, we have accrued $12.3 million for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance, beginning of period	$12,005	$13,115	$10,162	$11,317
Liabilities accrued for current year sales	13,872	12,020	36,316	35,934
Settlements of warranty claims	(13,569)	(12,818)	(34,170)	(34,934)
Balance, end of period	$12,308	$12,317	$12,308	$12,317

Note 14.  Subsequent Event

On October 27, 2009 we announced plans to offer 4,000,000 shares of our common stock in an underwritten registered public offering.  In connection with this offering, we intend to grant the underwriters a 30-day option to purchase up to 600,000 additional shares.  We intend to use the net proceeds from the offering to repay a portion of our outstanding indebtedness under our revolving credit facility.  We then intend to borrow funds from time to time under our revolving credit facility for general corporate purposes.

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

Interim Results of Operations:

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Sales. Consolidated net sales for the three months ended September 30, 2009 were $205.6 million, an increase of $2.7 million, or 1.3%, compared to $202.9 million in the same period of 2008. The increase in consolidated net sales resulted from an increase in net sales of $5.8 million, or 10.8%, in our Temperature Control Segment, partially offset by a $3.6 million, or 31.2%, decline in our European Segment. Net sales in our Engine Management Segment were essentially flat. Temperature Control sales benefitted from incremental new customer sales volumes and increased customer demand within our retail channel. The reduction in sales in our European Segment is the result of a decrease in original equipment sales volumes and an unfavorable change in foreign currency exchange rates.

Gross margins. Gross margins, as a percentage of consolidated net sales, increased slightly to 24.2% in the third quarter of 2009, compared to 24% in the third quarter of 2008. Temperature Control and Engine Management margins increased 2.2 percentage points and 0.3 percentage points, respectively, while margins in our European Segment decreased 2.4 percentage points. The increase in the Engine Management margins was primarily due to a reduction in our fixed overhead costs as a result of our cost reduction programs. The Temperature Control Segment’s increase in margins resulted from favorable manufacturing variances compared to the same period in the prior year due to increased sales and production volumes. The European Segment’s decrease resulted from lower sales volumes and higher manufacturing costs due to reduced production volumes.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased by $4.3 million to $36.8 million, or 17.9%, of consolidated net sales, in the third quarter of 2009, as compared to $41.1 million, or 20.3% of consolidated net sales in the third quarter of 2008. The decrease in SG&A expenses is due primarily to lower selling, marketing and distribution expenses, and the benefit recognized from the postretirement benefit plan amendment announced in May 2008.

Restructuring and integration expenses. Restructuring and integration expenses increased to $3.3 million in the third quarter of 2009, compared to $1.9 million in the third quarter of 2008. During the third quarter of 2009, restructuring and integration expenses related primarily to exit costs incurred in connection with the closure of our Wilson, North Carolina manufacturing facility as part of our overhead cost reduction program and a workforce reduction charge related to our acquisition of a wire and cable business. The 2008 expenses related primarily to charges incurred in connection with the closure of our Puerto Rico manufacturing operations, the integration of operations to Mexico and for severance in connection with the consolidation of our Reno distribution operations and shutdown of our Edwardsville, Kansas manufacturing operations.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	European	Other	Total
Exit activity liability at June 30, 2009	$9,133	$662	$17	$2,624	$12,436
Restructuring and integration costs:
Amounts provided for during 2009	3,037	117	150	—	3,304
Non-cash usage, including asset write-downs	(1,223)	—	(66)	—	(1,289)
Cash payments	(1,078)	(187)	(89)	(589)	(1,943)
Exit activity liability at September 30, 2009	$9,869	$592	$12	$2,035	$12,508

Operating income. Operating income was $9.7 million in the third quarter of 2009, compared to $5.8 million in the third quarter of 2008. The increase of $3.9 million was due primarily to the higher sales volumes, the positive impact of an increase in gross margins in our Temperature Control Segment and lower SG&A expenses reflecting the impact of our postretirement benefit amendment and cost reduction programs, offset by an increase in restructuring and integration expenses related to our closure of the Wilson, North Carolina manufacturing plant and a workforce reduction charge resulting from our wire and cable business acquisition during the quarter.

Other income, net. Other income, net of $0.8 million in the third quarter of 2009 was $0.5 million lower than other income, net of $1.3 million in the same period of 2008. Other income, net in the third quarter of 2009 included the recognition of deferred gain of $0.3 million on the sale of our Long Island City, New York property, income from our joint ventures of $0.2 million and foreign exchange translation gains of $0.2 million. Other income, net in the third quarter of 2008 included a $1.6 million gain on the repurchase of $20.6 million principal amount of our 6.75% convertible subordinate debentures and the recognition of the deferred gain of $0.3 million on the sale of our Long Island City, New York property offset by losses from our joint ventures of $0.3 million and foreign exchange translation losses of $0.2 million.

Interest expense. Interest expense decreased by $0.9 million to $2.4 million in the third quarter of 2009 compared to $3.3 million in the same period in 2008 due to a reduction in average borrowing costs as a result of our debt reduction efforts which produced lower outstanding borrowings.

Income tax provision. The income tax provision in both the third quarter of 2009 and 2008 was $3.4 million. The effective tax rate in the third quarter of 2009 was 41.6%. The income tax provision in the third quarter of 2008 reflects the impact of an increase in the estimated annual effective tax rate from 42.6% projected in the second quarter of 2008 to 49.5% projected in the third quarter of 2008.

Loss from discontinued operation. Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2009 and 2008 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability. During the third quarters of 2009 and 2008, we recorded a loss of $1.6 million from discontinued operations. The loss from discontinued operations for the third quarter of 2009 and 2008 reflects a $2.2 million and $2.1 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2009 and 2008 actuarial studies, as well as legal fees incurred in litigation. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Sales. Consolidated net sales for the nine months ended September 30, 2009 were $575.3 million, a decrease of $51.1 million, or 8.2%, compared to $626.4 million in the same period of 2008. The decrease in consolidated net sales resulted from declines in Engine Management net sales of $36.8 million, or 8.8%, European Segment net sales of $12 million, or 33.9%, and $3 million of net sales in our Other Operating Segment, which consists primarily of our Canadian operations. Temperature Control Segment net sales increased $0.7 million. The Engine Management decrease in net sales compared to the first nine months of 2008 is the result of lower sales volumes in our traditional markets as a single large customer changed brands to a competitor and as customers have reduced and maintained lower inventory levels in response to the economic environment. The reduction in sales in our European Segment resulted from a decrease in OE/OES sales volumes and an unfavorable change in foreign currency exchange rates.

Gross margins. Gross margins, as a percentage of consolidated net sales, has held relatively consistent at 23.8% for the nine months ended September 30, 2009 compared to 23.7% in the same period of 2008, as a 1.1 percentage point increase in Engine Management margins was offset by a 2.3 percentage point decrease in margins in our European Segment. The increase in the Engine Management margins was primarily due to a reduction in our fixed overhead costs as a result of our cost reduction programs and the negative impact on prior year margins of unabsorbed overhead during our closure of two manufacturing facilities and start up and training costs at our new Mexico facility. The European Segment’s decrease resulted from lower sales volumes due to lower OE/OES sales in response to economic conditions. Temperature Control’s gross margins held consistent at 18.6%.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) decreased by $17.9 million to $109.6 million or 19% of consolidated net sales in the nine months ended September 30, 2009, as compared to $127.5 million or 20.3% of consolidated net sales for the nine months ended September 30, 2008. The decrease in SG&A expenses is due primarily to lower selling, marketing and distribution expenses, and the benefit recognized from the postretirement benefit plan amendment announced in May 2008, partially offset by an increase in discount fees of $1.3 million related to our customer accounts receivable factoring program.

Restructuring and integration expenses. Restructuring and integration expenses decreased to $5.7 million for the nine months ended September 30, 2009, compared to $6.1 million in the same period of 2008. The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas and Wilson, North Carolina manufacturing operations, building demolition costs incurred at our European properties held for sale, and charges related to severance and other relocation costs incurred in connection with our wire and cable business acquisition. The 2008 expenses related primarily to charges incurred in connection with the shutdown of our Long Island City, New York manufacturing operations, the closure of our Puerto Rico manufacturing operations, the integration of operations to Mexico and for severance in connection with the consolidation of our Reno distribution operations and shutdown of our Edwardsville, Kansas manufacturing operations.

Operating income. Operating income was $21.8 million in the nine months ended September 30, 2009, compared to $15 million in 2008. The increase of $6.8 million was due primarily to lower SG&A expenses which more than offset the gross margin impact from a decline in net sales.

Other income, net. Other income, net decreased to $4.3 million for the nine months ended September 30, 2009, compared to $21.7 million in the same period of 2008. During 2009, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million and recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York property. During 2008, we recognized a gain of $21.6 million on the sale of our Long Island City property, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property. In addition, other income, net during 2008 included a $1.6 million gain related to the repurchase of $20.6 million principal amount of our 6.75% convertible subordinate debentures.

Interest expense. Interest expense decreased by $3.8 million to $7.2 million in the nine months ended September 30, 2009, compared to $11 million in the same period in 2008. The decline is due primarily to our debt reduction efforts which resulted in lower outstanding borrowings. Lower borrowings more than offset the increase in the interest rate on our revolving credit facility as a result of amendments made to the credit agreement. Our accounts receivable factoring programs initiated during the second quarter of 2008 with some of our larger customers in order to accelerate collection of accounts receivable balances and improved working capital management contributed to the lower year over year borrowings for the nine months ended September 30, 2009.

Income tax provision. The income tax provision in the nine months ended September 30, 2009 was $7.8 million at an effective tax rate of 41%, compared to $12.7 million and an effective tax rate of 49.5% for the same period in 2008. The 2008 rate was higher primarily due to the differences in the mix of domestic and foreign earnings as a result of the gain on the sale of the Long Island City, New York property, the tax impact of the non-deductibility of a portion of the $5 million distribution to a participant in the unfunded supplemental executive retirement plan, and a tollgate tax on our operations in Puerto Rico.

Loss from discontinued operation. Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2009 and 2008 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability. During nine months ended September 30, 2009 and 2008, we recorded a loss of $2.2 million from discontinued operations. The loss from discontinued operations for the nine months ended 2009 and 2008 reflects a $2.2 million and $2.1 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2009 and 2008 actuarial studies, as well as legal fees incurred in litigation. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities relating to the restructuring and integration activities as of December 31, 2008 and September 30, 2009, and activity for the nine months ended September 30, 2009 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Restructuring and integration costs:
Amounts provided for during 2009	2,816	2,861	5,677
Non-cash usage, including asset write-downs	—	(2,697)	(2,697)
Cash payments	(5,317)	(862)	(6,179)
Exit activity liability at September 30, 2009	$10,250	$2,258	$12,508

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package. The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015. Of the original restructuring charge of $8 million, we have $4.5 million remaining as of September 30, 2009 that is expected to be paid in the amount of $1.3 million in 2009, $1.6 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

Activity for the nine months ended September 30, 2009 related to this program, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2008	$3,736	$1,000	$3,295	$8,031
Restructuring costs:
Amounts provided for during 2009	—	327	—	327
Change in estimated expenses	113	—	(113)	—
Cash payments	(1,702)	(766)	(1,346)	(3,814)
Exit activity liability at September 30, 2009	$2,147	$561	$1,836	$4,544

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas and Wilson, North Carolina and consolidation of certain facilities in Europe.  We expect that all payments related to the current liability will be made within twelve months.  We are still evaluating further activities under this program.

Activity for the nine months ended September 30, 2009 related to this program consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$1,117	$727	$1,844
Integration costs:
Amounts provided for during 2009	1,522	2,346	3,868
Non-cash usage, including asset write-downs	—	(2,697)	(2,697)
Cash payments	(979)	(348)	(1,327)
Exit activity liability at September 30, 2009	$1,660	$28	$1,688

Wire and Cable Relocation

As a result of our acquisition of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, we incurred employee severance costs of $0.8 million and equipment relocation costs of $0.1 million during the third quarter of 2009.  As of September 30, 2009 the reserve balance of $0.8 million relating to workforce reductions is expected to be fully paid during the current year.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$—	$—	$—
Integration costs:
Amounts provided for during 2009	816	112	928
Change in estimated expenses	—	—	—
Cash payments	—	(112)	(112)
Exit activity liability at September 30, 2009	$816	$—	$816

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico. In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March of 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up. As of September 30, 2009, the reserve balance related to environmental clean-up at Long Island City of $2.1 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”). As part of the agreement, we incurred a withdrawal liability from a multi-employer plan. The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable in 80 quarterly payments of $0.3 million, which commenced in December 2008. As of September 30, 2009, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the nine months ended September 30, 2009 related to this program consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$3,603	$2,229	$5,832
Integration costs:
Amounts provided for during 2009	150	404	554
Change in estimated expenses	—	—	—
Cash payments	(523)	(403)	(926)
Exit activity liability at September 30, 2009	$3,230	$2,230	$5,460

Activity for the nine months ended September 30, 2009 related to our aggregate integration programs, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	European	Other	Total
Exit activity liability at December 31, 2008	$7,363	$—	$15	$298	$7,676
Integration costs:
Amounts provided for during 2009	4,154	33	1,163	—	5,350
Non-cash usage, including asset write-downs	(1,686)	—	(1,011)	—	(2,697)
Cash payments	(2,109)	(2)	(155)	(99)	(2,365)
Exit activity liability at September 30, 2009	$7,722	$31	$12	$199	$7,964

Liquidity and Capital Resources

Operating Activities. During the nine months of 2009, cash provided by operations amounted to $96.5 million compared to cash used in operations of $0.7 million in the same period of 2008. The year-over-year increase in cash provided by operations is primarily the result of the impact of our customer accounts receivable factoring program and improved working capital management.

Investing Activities. Cash used in investing activities was $10.1 million in the nine months of 2009, compared to cash provided by investing activities of $25.7 million in the same period of 2008. Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction entered into in 2008, a $6.8 million payment in connection with our acquisition of a wire and cable business offset by a $4 million cash receipt in connection with our December 2008 divestiture of certain of our joint venture equity ownerships and $3.9 million in proceeds received in connection with the redemption of preferred stock of a third-party issuer. Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property and $3.6 million paid relating to the purchase of certain assets from a third party. Capital expenditures in the period ended September 30, 2009 were $5.2 million compared to $8 million in the comparable period last year.

Financing Activities. Cash used in financing activities was $85.3 million in the first nine months of 2009, compared to $25 million in the same period of 2008. During the first nine months of 2009, we reduced our borrowings under our revolving credit facilities by $56.4 million and retired $32.2 million of long-term debt, including the remaining $32.1 million balance of our 6.75% convertible subordinated debentures reflecting the impact of the accounts receivable factoring programs and improved working capital management. In addition, in May 2009 we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011. The debt reduction was partially offset by the issuance of $5.4 million of 15% unsecured promissory notes. During the first nine months of 2008, we defeased the remaining $7.8 million mortgage loan on our Long Island City, New York property and repurchased $20.6 million principal amount of our 6.75% convertible subordinated debentures. Dividends of $5 million were paid in the first nine months of 2008. No dividends were paid in 2009.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $76.3 million available for us to borrow pursuant to the formula at September 30, 2009. At September 30, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 4.6%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $90 million and $143.2 million at September 30, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2009, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Our European subsidiary has revolving credit facilities which, at September 30, 2009, provide for aggregate lines of credit up to $5.9 million. The amount of short-term bank borrowings outstanding under these facilities was $2.6 million on September 30, 2009 and $5.8 million on December 31, 2008. The weighted average interest rate on these borrowings on September 30, 2009 was 2.7%.

In July 1999, we completed a public offering of 6.75% convertible subordinated debentures amounting to $90 million. The 6.75% convertible subordinated debentures carried an interest rate of 6.75%, payable semi-annually, and matured on July 15, 2009.

The $90 million principal amount of the 6.75% convertible subordinated debentures was convertible into 2,796,120 shares of our common stock at the option of the holder. From time to time, we repurchased the debentures in open market transactions, on terms that we believed to be favorable with any gains or losses as a result of the difference between the net carrying amount and the reacquisition price recognized in the period of repurchase. During the first six months of 2009, we repurchased $0.5 million principal amount of the 6.75% convertible subordinated debentures. In 2008, we repurchased $45.1 million principal amount of the debentures resulting in a gain on the repurchase of $3.8 million. In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011. In July 2009, we settled at maturity the remaining $32.1 million outstanding principal amount of the 6.75% convertible subordinated debentures with funds from our revolving credit facility.

The 15% convertible subordinated debentures issued in May 2009 carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011. As of September 30, 2009, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder. The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

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

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $67.2 million and $140 million of receivables during the three months and nine months ended September 30, 2009, respectively. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. A charge in the amount of $1 million and $2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2009, respectively.

On October 27, 2009 we announced that we are engaged in exploratory discussions with the managers of our European business regarding their interest in acquiring the business via a management buy-out. Proposed terms of a transaction would include the sale of our European distribution business for £1.8 million ($2.9 million) in cash and a promissory note and approximately £1.8 million ($2.9 million) in assumed debt. In connection with the proposed sale, we would retain our manufacturing operation in Poland, certain land available for sale in the United Kingdom and our investment in a joint venture. If we consummate the proposed transaction under the above terms, our estimated non-cash charges for the transaction would range from £4 million ($6.4 million) to £4.5 million ($7.2 million). Any such transaction would require approval of our Board of Directors, which has not yet been obtained. There can be no assurance that we will complete a transaction under the proposed terms, or at all. (U.S. dollar equivalents are calculated at an assumed foreign currency exchange rate of GBP 1.60.)

On October 27, 2009 we announced plans to offer 4,000,000 shares of our common stock in an underwritten registered public offering. In connection with this offering, we intend to grant the underwriters a 30-day option to purchase up to 600,000 additional shares. We intend to use the net proceeds from the offering to repay a portion of our outstanding indebtedness under our revolving credit facility. We then intend to borrow funds from time to time under our revolving credit facility for general corporate purposes.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months. We continue to evaluate alternative sources to further improve the liquidity of our business. The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, we have a significant amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes. If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2008.

The following table summarizes our contractual commitments as of September 30, 2009 and expiration dates of commitments through 2022:

(in thousands)	2009	2010	2011	2012	2013	2014- 2022	Total
Principal payments of long term debt	$96	$96	$17,765	$31	$–	$–	$17,988
Lease obligations	2,368	8,015	6,305	5,540	5,648	16,651	44,527
Postretirement benefits	275	1,132	1,158	1,212	1,258	13,227	18,262
Severance payments related to restructuring and integration	2,117	2,118	897	747	615	2,196	8,690
Total commitments	$4,856	$11,361	$26,125	$7,530	$7,521	$32,074	$89,467

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2009, the allowance for sales returns was $27.3 million. Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2009, the allowance for doubtful accounts and for discounts was $8.1 million.

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

Significant management judgment is required in determining the adequacy of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2009, we had a valuation allowance of $26.7 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. Interest and penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, patents and customer relationships. The fair values of these intangible assets are estimated based on our assessment. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

There are inherent assumptions and estimates used in developing future cash flows requiring our judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and long-lived asset impairment including projecting revenues, interest rates, tax rates and the cost of capital. Many of the factors used in assessing fair value are outside our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes can result in future impairments. In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

Retirement and Postretirement Medical Benefits. Each year, we calculate the costs of providing retiree benefits under the provisions of Accounting Standards Codification 712, “Nonretirement Postemployment Benefits” and Accounting Standards Codification 715, “Retirement Benefits.” The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits the employees will be entitled to. The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, and expected return on plan assets. The discount rate reflects the yields available on high-quality, fixed-rate debt securities. The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages.

Share Based Compensation. Accounting Standards Codification 718 “Stock Compensation,” requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations. Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest. We monitor actual forfeitures for any subsequent adjustment to forfeiture rates to reflect actual forfeitures.

Environmental Reserves. We are subject to various U.S. federal and state and local environmental laws and regulations and are involved in certain environmental remediation efforts. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors including the assessments of environmental engineers and consultants who provide estimates of potential liabilities and remediation costs. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years. Potential recoveries from insurers or other third parties of environmental remediation liabilities are recognized independently from the recorded liability, and any asset related to the recovery will be recognized only when the realization of the claim for recovery is deemed probable.

Asbestos Reserve. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2009 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $26.6 million to $66.3 million for the period through 2059. As a result, in September 2009 an incremental $2.2 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $26.6 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements. In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $21.4 million to $42 million during the same period. We plan to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future. Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation. The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to an agreement with an insurance carrier for certain asbestos-related claims. See Note 13 of notes to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification). The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us would be September 30, 2009. There was no change to our consolidated financial statements upon adoption. All accounting references have been updated. SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

Fair Value Measurements

On January 1, 2008, we adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. On January 1, 2009, we adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this standard as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

On June 30, 2009, we adopted the accounting pronouncement issued in April 2009 that provides additional guidance for estimating fair value in accordance with the accounting standard for fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. This pronouncement stated that when quoted market prices may not be determinative of fair value, a reporting entity shall consider the reasonableness of a range of fair value estimates. The adoption of this standard as it related to inactive markets did not impact our consolidated financial statements in any material respect.

Business Combinations

On January 1, 2009, we adopted the accounting pronouncements relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for future acquisitions.

Non-Controlling Interests in Consolidated Financial Statements

On January 1, 2009, we adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this standard has not had a material impact on our consolidated financial statements.

Subsequent Events

As of June 30, 2009, we adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In connection with the adoption, we have included a disclosure to address the date through which we evaluated subsequent events.

Fair Value Interim Disclosures

In April 2009, the FASB extended the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods. These disclosures include the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. We adopted the new disclosure requirements effective as of June 30, 2009 and included the required additional interim disclosures in these financial statements.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty, the Mexican peso and the Hong Kong dollar. As of September 30, 2009 and December 31, 2008, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 83.7% at September 30, 2009 and 76.9% at December 31, 2008.

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

(b)      Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2009, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At September 30, 2009, approximately 1,620 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through September 30, 2009, the amounts paid for settled claims are approximately $8.4 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims to the insurance carrier for coverage under this agreement, and the insurance carrier reimbursed us $2.4 million for settlement claims and defense costs. We have submitted additional asbestos-related claims to the insurance carrier for coverage.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 27, 2009	/s/ James J. Burke
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