Form 10-K
period 2009-12-31
STANDARD MOTOR PRODUCTS INC
filed 2010-03-11
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ____ to ____

Commission file number:   1-4743
Standard Motor Products, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1362020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37-18 Northern Blvd., Long Island City, N.Y.	11101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(718) 392-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑

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
Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐		Accelerated Filer ☑
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2009 (the last business day of registrant’s most recently completed second fiscal quarter) of $8.27 per share held by non-affiliates of the registrant was $117,782,349.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 28, 2010, there were 22,583,280 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 20, 2010.

STANDARD MOTOR PRODUCTS, INC.

INDEX

PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our substantial leverage; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket sector and the automotive sector generally; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives;  product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

ITEM 1.	BUSINESS

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with an increasing focus on the original equipment and original equipment service markets. We are organized into two major operating segments, each of which focuses on a specific line of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts. We also sell our products in Europe through our European Segment.  On November 30, 2009, we sold our European distribution business.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, O’Reilly Automotive/CSK Auto, Canadian Tire and Pep Boys. Our customers also include national program distribution groups and specialty market distributors. We distribute parts under our own brand names, such as Standard, BWD, Intermotor, Four Seasons, Factory Air, ACi, Imperial and Hayden and through private labels, such as CARQUEST, NAPA Echlin, NAPA Temp Products and NAPA Belden.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
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

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost countries; and
•	focusing further on our engineering development efforts.

•
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

•
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

•
Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business with automotive, industrial and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•
Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost-effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management;
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia;
•	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and

•	focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•
Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness and expand our product lines through potential acquisitions.

The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road. The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of original equipment manufacturers (“OEMs”).

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing a new automobile, which benefits the automotive aftermarket industry, including suppliers like us.  Current global economic and financial market conditions have adversely affected, and may continue to adversely affect, the volume of new cars and truck sales, which could also benefit the automotive aftermarket.

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new and modified environmental regulations;
•	increase in pricing of new cars;
•	new car quality and related warranties; and
•	change in average fuel prices.

Traditionally, the parts manufacturers of OEMs and the independent manufacturers who supply the original equipment (“OE”) part applications have supplied a majority of the business to new car dealer networks. However, certain parts manufacturers have become more independent and are no longer affiliated with OEMs, which has provided, and may continue to provide, opportunities for us to supply replacement parts to the dealer service networks of the OEMs, both for warranty and out-of-warranty repairs.

Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2009. Our three reportable operating segments are Engine Management, Temperature Control and Europe.

	Year Ended December 31,
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition and Emission Parts	$415,237	56.5%	$437,693	56.4%	$425,758	53.9%
Wires and Cables	86,352	11.7%	90,464	11.7%	101,483	12.8%
Total Engine Management	501,589	68.2%	528,157	68.1%	527,241	66.7%

Temperature Control:
Compressors	89,125	12.1%	83,765	10.8%	94,416	12.0%
Other Climate Control Parts	107,604	14.7%	110,406	14.3%	113,188	14.3%
Total Temperature Control	196,729	26.8%	194,171	25.1%	207,604	26.3%

Europe:
Engine Management Parts	28,810	3.9%	41,956	5.4%	39,329	5.0%
Temperature Control Parts	1,174	0.2%	2,249	0.3%	2,881	0.3%
Total Europe	29,984	4.1%	44,205	5.7%	42,210	5.3%

All Other	7,122	0.9%	8,708	1.1%	13,130	1.7%

Total	$735,424	100%	$775,241	100%	$790,185	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2009.

	Year Ended December 31,
	2009		2008		2007
	Operating Profit (Loss)	Identifiable Assets	Operating Profit (Loss)	Identifiable Assets	Operating Profit (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$28,402	$305,136	$(24,935)	$340,713	$28,109	$443,465
Temperature Control	6,861	79,066	2,331	112,259	10,215	113,440
Europe	(1,884)	5,006	510	26,637	968	36,538
All Other	(10,183)	95,251	(16,194)	95,418	(15,878)	84,649
Total	$23,196	$484,459	$(38,288)	$575,027	$23,414	$678,092

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products. We manufacture a full line of engine management replacement parts including, electronic ignition control modules, voltage regulators, coils, switches, emission sensors, EGR valves, distributor caps and rotors and many other engine management components under our brand names Standard, BWD and Intermotor, and through private labels such as CARQUEST, NAPA Echlin and NAPA Belden. We are a basic manufacturer of many of the engine management parts we market. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia. In our Engine Management Segment, replacement parts for ignition and emission control systems accounted for approximately 57% of our consolidated net sales in 2009, 56% of our consolidated net sales in 2008 and 54% of our consolidated net sales in 2007.

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

Our sales of sensors, valves, solenoids and related parts have increased as automobile manufacturers equip their cars with more complex engine management systems.

Wire and Cable Products. Wire and cable parts accounted for approximately 12% of our consolidated net sales in 2009, 12% of our consolidated net sales in 2008, and 13% of our consolidated net sales in 2007. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered a premium brand of ignition wires and battery cables, which capitalizes on the market’s awareness of the importance of quality. We extrude high voltage wire for use in our ignition wire sets. This vertical integration of this critical component offers us the ability to achieve lower costs and a controlled source of supply and quality. In addition, in 2009, we supplemented our wire and cable business by acquiring the Belden wire and cable product line from Federal-Mogul Corporation.

Temperature Control Segment

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons, ACi, Hayden, Factory Air and Imperial and through private labels such as CARQUEST, NAPA Temp Products and Murray. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors, motor/regulator assemblies and windshield washer pumps. Our temperature control products accounted for approximately 27%, 25% and 26% of our consolidated net sales in in 2009, 2008 and 2007, respectively.

Due to increasing offshore competitive price pressure, our Temperature Control business made several changes within its manufacturing portfolio. We have outsourced the manufacturing of several major product groups to low cost areas such as those in Asia, and have consolidated excess manufacturing facilities. In addition, we continue to increase production of remanufactured compressors in our facility in Reynosa, Mexico.

Today’s vehicles are being produced with smaller, more complex and efficient AC system designs. These newer systems are less prone to leak resulting in fewer AC system repairs. Our Temperature Control Segment continues to be a leader in providing superior training to service dealers who seek the knowledge in which to perform proper repairs for today’s vehicles. We believe that our training module (HVAC Tips & Techniques) remains one of the most sought-after training clinics in the industry and among professional service dealers.

Europe Segment

Our European Segment was conducted through our wholly-owned subsidiary, Standard Motor Products (SMP) Holdings Limited located in Nottingham, England until we sold the distribution business in November 2009.  Pursuant to the sale, we retained our manufacturing operation in Poland.  Prior to the divestiture, we distributed a broad line of engine management products primarily to customers in Europe under brand names such as Intermotor, Kerr Nelson, Lemark and Blue Streak and through private labels such as Lucas. We continue to distribute, to a lesser degree, air conditioner compressors for the European market.  Our European Segment accounted for approximately 4%, 6% and 5% of our consolidated net sales in 2009, 2008 and 2007, respectively.

Financial Information about Our Foreign and Domestic Operations and Export Sales

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2009.
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United States	$635,977	$650,498	$663,534
Canada	48,896	51,886	53,901
Europe	29,984	44,205	42,210
Other International	20,567	28,652	30,540
Total	$735,424	$775,241	$790,185

The table below shows our long-lived assets by geographical area for the three years ended December 31, 2009.
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United States	$85,083	$89,528	$136,029
Europe	2,102	5,714	8,883
Canada	1,892	3,540	3,954
Other International	1,626	605	680
Total	$90,703	$99,387	$149,546

Sales and Distribution

In the traditional distribution channel, we sell our products to warehouse distributors, who supply auto parts jobber stores, who in turn sell to professional technicians and to consumers who perform automotive repairs themselves. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores. In the retail distribution channel, customers buy directly from us and sell directly to technicians and “do-it-yourselfers” through their own stores. Retailers are also consolidating with other retailers and have expanded into the jobber market, adding additional competition in the “do-it-for-me” business segment targeting the professional technician.

As automotive parts grow more complex, consumers are less likely to service their own vehicles and may become more reliant on dealers and technicians. In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles. The products available through the dealers are purchased through the original equipment service (“OES”) network. Traditionally, the parts manufacturers of OEMs have supplied a majority of the OES network. However, certain parts manufacturers have become independent and are no longer affiliated with OEMs. In addition, many Tier 1 OEM suppliers are disinterested in providing service parts after serial production is complete. As a result of these factors, there are additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

We believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly-qualified, well-trained sales people dedicated to geographic territories. Our sales force allows us to provide customer service that we believe is unmatched by our competitors. We thoroughly train our sales people both in the function and application of our product lines, as well as in proven sales techniques. Customers, therefore, depend on these sales people as a reliable source for technical information and to assist with sales to stores and professional repair technicians. We give newly hired sales people extensive instruction at our training facility in Irving, Texas and have a continuing education program that allows our sales force to stay current on troubleshooting and repair techniques, as well as the latest automotive parts and systems technology.

We generate demand for our products by directing a significant portion of our sales effort to our customers’ customers (i.e., jobber stores and professional technicians). We also conduct instructional clinics, which teach technicians how to diagnose and repair complex systems related to our products. To help our sales people to be teachers and trainers, we focus our recruitment efforts on candidates who already have strong technical backgrounds as well as sales experience.

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

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  In 2009, our consolidated net sales to our major market channels consisted of $327.4 million to our traditional customers, $275.9 million to our retail customers, $78.5 million to our OE/OES customers, and $53.6 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for 59% of our consolidated net sales in 2009, 53% of our consolidated net sales in 2008, and 50% of our consolidated net sales in 2007.  During 2009, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive/CSK Auto) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 50.8% of our consolidated sales.

Competition

We are a leading independent manufacturer and distributor of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn-around time, order fill rate, technical support and price. We believe we differentiate ourselves from our competitors primarily through:

•	a value-added, knowledgeable sales force;
•	extensive product coverage;
•	sophisticated parts cataloguing systems;

•	inventory levels sufficient to meet the rapid delivery requirements of customers; and
•	breadth of manufacturing capabilities.

In the Engine Management business, we are one of the leading independent manufacturers in the United States. Our competitors include AC Delco, Delphi Corporation, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc.

Our Temperature Control business is one of the leading independent manufacturers and distributors of a full line of temperature control products in North America and other geographic areas. AC Delco, Delphi Corporation, Denso Corporation, Sanden International, Inc., Continental/VDO Automotive and Vista-Pro Corporation are some of our key competitors in this market.

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

Working Capital Management

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage due to parts and brand proliferation. In response to this, we have made, and continue to make, changes to our inventory management system designed to reduce inventory requirements. We upgraded our forecasting system that will help us better manage our inventory levels and improve inventory turns, while still maintaining high order fill levels.  In 2009, our increased focus on working capital management resulted in a $32.7 million reduction in inventory on a year-over-year basis. We have a pack-to-order distribution system, which permits us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also expanded our management system to improve inventory deployment, enhance our collaboration with customers on forecasts, and further integrate our supply chain both to customers and suppliers.

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

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality and low cost supply of key components for each product line, we continue to develop our own sources through an internal manufacturing capacity. After a soft first quarter, prices of steel, aluminum, copper and other commodities generally rose throughout 2009. These increases did not have a material impact on us, as we are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially affect our business or results of operations.

Production and Engineering

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic molding operations, stamping and machining operations, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors. We have found this level of vertical integration provides advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. In addition, our strategy includes sourcing an increasing number of finished goods and component parts from low cost countries such as those in Asia.

Employees

As of December 31, 2009, we employed approximately 2,000 people in the United States, and 1,200 people in Mexico, Canada, Europe and Hong Kong. Of these, approximately 1,400 are production employees. We operate primarily in non-union facilities and have binding labor agreements with employees at other unionized facilities. We have approximately 105 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2012.  In September 2008, we entered into an agreement with UAW regarding the shutdown of our manufacturing operations at Edwardsville, Kansas; distribution operations will continue at Edwardsville.  We also have union relationships in Mexico with agreements negotiated at various intervals. The current union agreements in Mexico cover 650 employees and expire in December 2010 and January 2011.

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

You should carefully consider the risks described below.  These risks and uncertainties are not the only ones we face.  Additional risks and uncertainties not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business and results of operations.  If any of the stated risks actually occur, they could materially and adversely affect our business, financial condition or operating results.

Risks Related to Our Operations

We depend on a limited number of key customers, and the loss of any such customer could have a material adverse effect on our business, financial condition and results of operations.

Our five largest individual customers, including members of a marketing group, accounted for 59% of our consolidated net sales in 2009, 53% of our consolidated net sales in 2008, and 50% of our consolidated net sales in 2007.  During 2009, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive/CSK Auto) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 50.8% of our consolidated sales.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

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

Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extend payment terms, increase marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers, and significantly increased our working capital needs.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do.

While we believe that our business is well positioned to compete in our two primary market segments, Engine Management and Temperature Control, the automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include AC Delco, Delphi Corporation, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc. In the Temperature Control Segment, we compete with AC Delco, Delphi Corporation, Denso Corporation, Sanden International, Inc., Continental/VDO Automotive and Vista-Pro Corporation. In addition, automobile manufacturers supply many of the replacement parts we sell.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:

•
respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products and services;

•	engage in more extensive research and development;
•	sell products at a lower price than we do;
•	undertake more extensive marketing campaigns; and
•	make more attractive offers to existing and potential customers and strategic partners.

We cannot assure you that our competitors will not develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products or that in the future other companies involved in the automotive aftermarket industry will not expand their operations into product lines produced and sold by us. We also cannot assure you that additional entrants will not enter the automotive aftermarket industry or that companies in the aftermarket industry will not consolidate. Any such competitive pressures could cause us to lose market share or could result in significant price decreases and could have a material adverse effect upon our business, financial condition and results of operations.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace, the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to ‘‘win over’’ new business. We have in the past reduced prices to remain competitive and may have to do so again in the future. Price reductions have impacted our sales and profit margins and are expected to do so in the future. In addition, we are implementing ongoing facility integration efforts to further reduce costs. Our future profitability will depend in part upon the success of our integration plans, and our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

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

We permit overstock returns of inventory that may be either new or non-defective or non-obsolete but that we believe we can re-sell. Customers are generally limited to returning overstocked inventory according to a specified percentage of their annual purchases from us. In addition, a customer’s annual allowance cannot be carried forward to the upcoming year.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2009. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $26.6 million to $66.3 million for the period through 2059.  The change from the prior year study was a $1.3 million increase for the low end of the range and a $2.9 million decrease for the high end of the range.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  Accordingly, an incremental $2.2 million provision in our discontinued operation was added to the asbestos accrual in September 2009 increasing the reserve to approximately $26.6 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $21.4 million to $42 million during the same period.

At December 31, 2009, approximately 1,635 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001 through December 31, 2009, the amounts paid for settled claims are approximately $9 million. A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

Severe weather, natural disasters and other disruptions could adversely impact our operations at our distribution centers.

Severe weather conditions and natural disasters, such as hurricanes, floods and tornados, could damage our properties and effect our operations, particularly our major distribution centers in Virginia, Texas and Kansas. In addition, our business and operations could be materially adversely affected in the event of other serious disruptions at these facilities due to fire, electrical blackouts, power losses, telecommunications failures, terrorist attack or similar events.  Any of these occurrences could impair our ability to adequately supply our customers due to all or a significant portion of our inventory being damaged. We may not be able to effectively shift the delivery of products to our customers if one or more of our distribution centers are significantly disrupted.

We may not be able to achieve the cost savings that we expect from the restructuring of our operations.

We are implementing a number of cost savings programs.  Although we expect to realize cost savings as a result of our restructuring plans, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect.  We are currently rationalizing certain manufacturing operations in order to alleviate redundant capacity and reduce our cost structure.  This restructuring will involve moving some U.S. production to Mexico.  Our ability to achieve these cost savings could be affected by a number of factors.  Changes in the amount, timing and character of charges related to restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures, or receipt of lower proceeds from such divestitures than currently is anticipated, could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

Risks Related to Liquidity

Our substantial indebtedness could negatively affect our financial health and prevent us from fulfilling our obligations under our convertible debentures.

We have a significant amount of indebtedness. As of December 31, 2009, our total outstanding indebtedness was $76.4 million. In May 2009, we exchanged $12.3 million of our 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes that will mature in April 2011.  We have an existing revolving bank credit facility of $200 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2009, we had $58.4 million of outstanding indebtedness and approximately $83 million of availability under this revolving credit facility. Our substantial indebtedness could:

•	make it more difficult to satisfy our obligations with respect to our convertible debentures and our 15% promissory notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing or borrow additional funds;
•	limit our ability to pay future dividends;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness and the redemption of our convertible debentures and our 15% promissory notes instead of funding working capital, capital expenditures, acquisitions or other general corporate purposes; and

•	increase the amount of interest expense that we must pay because some of our borrowings are at variable interest rates, which, as interest rates increase, would result in a higher interest expense.

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

Our ability either to make payments on or to refinance our indebtedness, to redeem our convertible debentures and our 15% promissory notes, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  For example, current conditions in the credit markets generally, and those related to the automotive sector specifically, including the ability of vendors to factor receivables from customers, could result in reduced cash flow, or increased challenges in obtaining additional financing or refinancing. Also, in operating our business we depend on the ability of our customers to pay timely the amounts we have billed and any disruption in our customers’ ability to pay us because of financial difficulty, or otherwise, would have a negative impact on our cash flow.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

•	deferring, reducing or eliminating future cash dividends;
•	reducing or delaying capital expenditures or restructuring activities;
•	reducing or delaying research and development efforts;
•	selling assets;
•	deferring or refraining from pursuing certain strategic initiatives and acquisitions;
•	refinancing our indebtedness; and
•	seeking additional funding.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, including our convertible debentures and our 15% promissory notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Sources of financing may not be available to us in the amount or under the terms required.

We may seek to access the credit and capital markets in order to repay at maturity or redeem our convertible debentures and our 15% promissory notes.  The securities and credit markets have been experiencing extreme volatility and disruption over the past several years. The availability of credit, from virtually all types of lenders, has been restricted. Such conditions may persist throughout 2010 and beyond.  Continuation of such constraints may increase our costs of borrowing and could restrict our access to this potential source of future liquidity in order to repay at maturity or redeem our convertible debentures and our 15% promissory notes. Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, and perceptions of our financial prospects.

Risks Related to External Factors

Our results of operations and financial condition may be adversely affected by global economic and financial market conditions.

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

We conduct our manufacturing and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States.

We have manufacturing and distribution facilities in many countries, including Canada, Hong Kong, Poland and Mexico, and increasing our manufacturing footprint in low cost countries is an important element of our strategy. There are a number of risks associated with doing business internationally, including (a) exposure to local economic and political conditions, (b) social unrest such as risks of terrorism or other hostilities, (c) currency exchange rate fluctuations and currency controls, (d) export and import restrictions, and (e) the potential for shortages of trained labor.  In particular, there has been social unrest in Mexico and any increased violence in or around our manufacturing facilities in Mexico could impact our business by disrupting our supply chain and the delivery of products to customers.  The likelihood of such occurrences and their potential effect on us is unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing testing for potential environmental remediation, and our reserve balance related to the environmental clean-up at this facility is $2 million at December 31, 2009.  The testing and any environmental remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new and modified environmental regulations, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2009.
Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Orlando	FL	Manufacturing (Ignition)	50,640	2017
Mishawaka	IN	Manufacturing	153,070	Owned
Edwardsville	KS	Distribution (Wire)	363,450	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	99,500	2018
Greenville	SC	Manufacturing (Ignition)	184,500	Owned
Disputanta	VA	Distribution (Ignition)	411,000	Owned
Hong Kong	China	Manufacturing (Ignition)	21,350	2011
Reynosa	Mexico	Manufacturing (Wire)	100,000	2014
Reynosa	Mexico	Manufacturing (Ignition)	153,000	2013

		Temperature Control

Corona	CA	Manufacturing and Distribution	78,200	2011
Lewisville	TX	Administration and Distribution	415,000	2016
Grapevine	TX	Manufacturing	180,000	Owned
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Remanufacturing (Compressors)	60,900	2010

		Europe

Bialystok	Poland	Manufacturing (Ignition)	31,000	2011

		Other

Mississauga	Canada	Administration and Distribution (Ignition, Wire, Temperature Control)	128,400	2016
Irving	TX	Training Center	13,400	2013

		Available For Sale

Wilson	NC	Vacant	31,500	Owned
Reno	NV	Vacant	67,000	Owned
Nottingham	England	Vacant Land		Owned
Nottingham	England	Vacant Land		Owned

The real property that we own in Indiana, Kansas, Nevada, North Carolina, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility.

In January 2010, we sold our Wilson, North Carolina property and in February 2010, we sold the vacant land at one of our locations in Nottingham, England.

ITEM 3.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2009, approximately 1,650 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to recent legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through December 31, 2009, the amounts paid for settled claims are approximately $9 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.3 million in reimbursement for settlement claims and defense costs.  We have submitted additional asbestos-related claims to such insurance carrier for coverage.  See Note 19 of the notes to consolidated financial statements for further discussion.

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

ITEM 4.	{RESERVED}

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

	High	Low	Dividend
Fiscal Year ended December 31, 2009
First Quarter	$4.29	$1.36	$—
Second Quarter	8.62	2.50	—
Third Quarter	15.71	8.12	—
Fourth Quarter	15.70	8.33	—

Fiscal Year ended December 31, 2008
First Quarter	$8.88	$5.76	$0.09
Second Quarter	9.60	5.95	0.09
Third Quarter	10.02	6.20	0.09
Fourth Quarter	6.45	2.17	0.09

The last reported sale price of our common stock on the NYSE on February 28, 2010 was $8.11 per share. As of February 28, 2010, there were 513 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our board of directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board. After suspending our quarterly dividend for 2009, in January 2010 our board voted to reinstate our quarterly dividend, at a rate of $0.05 per share per quarter.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2009 nor any repurchases of our common stock during the fourth quarter of 2009. For a discussion of our registered public offering in 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2004 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2004	$100	$100	$100
2005	60	104	80
2006	102	121	84
2007	57	128	102
2008	26	81	48
2009	64	102	75

* Source: Standard & Poor’s

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2009.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$735,424	$775,241	$790,185	$812,024	$830,413
Gross profit	177,224	184,156	202,275	205,221	185,980
Goodwill and intangible asset impairment charges (1) (2)	—	(39,387)	—	—	—
Operating income (loss)	23,196	(38,288)	23,414	36,965	15,492
Earnings (loss) from continuing operations	5,906	(21,098)	5,431	9,163	(1,770)
Earnings (loss) from discontinued operation, net of tax	(2,423)	(1,796)	(3,156)	248	(1,775)
Net earnings (loss) (3)	3,483	(22,894)	2,275	9,411	(3,545)

Per Share Data:

Earnings (loss) from continuing operations:
Basic	$0.31	$(1.14)	$0.29	$0.50	$(0.09)
Diluted	0.31	(1.14)	0.29	0.50	(0.09)
Earnings (loss) per common share:
Basic	0.18	(1.24)	0.12	0.51	(0.18)
Diluted	0.18	(1.24)	0.12	0.51	(0.18)
Cash dividends per common share	—	0.36	0.36	0.36	0.36

Other Data:

Depreciation and amortization	$14,354	$14,700	$15,181	$15,486	$17,356
Capital expenditures	7,174	10,500	13,995	10,080	9,957
Dividends	—	6,653	6,683	6,579	7,024

Balance Sheet Data (at period end):
Cash and cash equivalents	$10,618	$6,608	$13,261	$22,348	$14,046
Working capital	159,591	104,599	183,074	183,313	169,768
Total assets	484,459	575,027	678,092	640,092	653,044
Total debt	76,405	194,157	255,311	238,320	248,327
Long-term debt (excluding current portion)	17,908	273	90,534	97,979	98,549
Stockholders’ equity	193,878	163,545	188,364	190,699	185,707

(1)
Goodwill is tested for impairment at the reporting unit level at least annually, and whenever events or changes in circumstances indicate that goodwill might be impaired.  Our annual impairment test of goodwill as of December 31, 2008 indicated that the carrying amounts of certain of our reporting units exceeded the corresponding fair values.  As a result, we recorded a non-cash goodwill impairment charge to operations of $38.5 million during the fourth quarter of 2008 related to the Engine Management Segment for goodwill acquired with our Dana acquisition.

(2)
During 2008, we implemented a plan to transition products sold under the Neihoff name to our BWD name and discontinue the Neihoff brand name.  As such, we recognized an impairment charge for the total Neihoff trademark value of $0.9 million.

(3)
We recorded an after tax gain (charge) of $(2.4) million, $(1.8) million, $(3.2) million, $0.2 million and $(1.8) million as earnings (loss) from discontinued operation to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.  Such costs were also separately disclosed in the Operating Activity section of the Consolidated Statements of Cash Flows for those same years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2009.

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with an increasing focus on the original equipment and original equipment service markets. We are organized into two major operating segments, each of which focuses on a specific line of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts. We also sell our products in Europe through our European Segment.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, O’Reilly Automotive/CSK Auto, Canadian Tire and Pep Boys. Our customers also include national program distribution groups and specialty market distributors. We distribute parts under our own brand names, such as Standard, BWD, Intermotor, Four Seasons, Factory Air, ACi, Imperial and Hayden and through private labels, such as CARQUEST, NAPA Echlin, NAPA Temp Products and NAPA Belden.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
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

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost countries; and
•	focusing further on our engineering development efforts.

•
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

•
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

•
Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business with automotive, industrial and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•
Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost-effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management;
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia;
•	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•
Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness and to expand our product lines through potential acquisitions.

The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of vehicles on the road. The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of original equipment manufacturers (“OEMs”).

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing new automobiles, which benefits the automotive aftermarket industry, including suppliers like us.  Current global economic and financial market conditions have adversely affected, and may continue to adversely affect, the volume of new cars and truck sales, which could also benefit the automotive aftermarket.

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

Comparison of Fiscal Years 2009 and 2008

Sales.  Consolidated net sales for 2009 were $735.4 million, a decrease of $39.8 million or 5.1%, compared to $775.2 million in 2008.  The decrease in consolidated net sales resulted from declines in Engine Management net sales of $26.6 million, or 5%, and European Segment net sales of $14.2 million, or 32.2%.  The decline in net sales within our Engine Management Segment was due to lower sales volumes in our traditional markets as a single large customer changed brands to a competitor and as customers reduced and maintained lower inventory levels in response to the economic environment.  The reduction in sales in our European Segment resulted from a decrease in OE/OES sales volumes, an unfavorable change in foreign currency exchange rates and the impact of the sale of our distribution business to the managers of the business at the end of November.  Temperature Control Segment net sales increased $2.6 million due to incremental new customer sales volumes and increased customer demand within our retail channel.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased by 0.3 percentage points to 24.1% in 2009 from 23.8% in 2008.  This primarily reflects a 1.4 percentage point increase in our Engine Management margins due to a reduction in our fixed overhead costs as a result of our cost reduction programs and the negative impact on prior year margins of unabsorbed overhead during our closure of two manufacturing facilities and start up and training costs at our new Mexico facility, and a 0.4 percentage point increase in our Temperature Control Segment margins, where increased sales and production volumes combined with the further shift of certain production lines to low cost facilities resulted in favorable manufacturing variances compared to the prior year.  European Segment margins declined 4.1 percentage points as a result of lower sales volumes and higher manufacturing costs due to reduced production volumes in response to economic conditions.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $19.6 million to $146.6 million or 19.9% of consolidated net sales in 2009, as compared to $166.2 million or 21.4% of consolidated net sales in 2008.  The decrease in SG&A expenses is due primarily to lower selling, marketing and distribution expenses, and the full year benefit recognized from the postretirement benefit plan amendment announced in May 2008, partially offset by an increase in discount fees of $1.8 million related to our customer accounts receivable factoring program.

Goodwill and intangible asset impairment charges.  In 2008, as the carrying amount of the goodwill acquired as a result of our Dana acquisition was determined to be in excess of its respective fair value, we recognized a goodwill impairment charge of $38.5 million in our Engine Management Segment related to the goodwill.  Global economic and financial market conditions during the fourth quarter of 2008, including severe disruptions in credit markets and the continuing economic recession, have caused us to reduce our business outlook and revenue forecasts, thereby negatively impacting our estimates of fair value.  In addition, during 2008 we implemented a plan to transition products sold under the Neihoff name to our BWD name and discontinue the Neihoff brand name.  In connection therewith, we recognized a non-cash impairment charge for the Neihoff trademark value of $0.9 million.  Our annual test of impairment for goodwill and other intangible assets resulted in no impairment charges in 2009.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $7.4 million in 2009 compared to $16.9 million in 2008.  The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas, Wilson, North Carolina and Corona, California manufacturing operations, building demolition costs incurred at our European properties held for sale, and charges related to severance and other relocation costs incurred in connection with our wire and cable business acquisition.

The 2008 expense related to charges incurred in connection with our company wide voluntary separation package, the shutdown of our Long Island City, New York manufacturing operations, the closure of our Puerto Rico manufacturing operations, the integration of operations to our facilities in Mexico and for severance in connection with the consolidation of our Reno, Nevada distribution operations and shutdown of our Edwardsville, Kansas manufacturing operations.

Operating income (loss).  Operating income was $23.2 million in 2009, compared to an operating loss of $38.3 million in 2008.  During 2008 we recorded non-cash impairment charges of $38.5 million and $0.9 million for goodwill and as a result of our plan to discontinue an acquired trademark.  In 2009, the decline in net sales was offset by the positive impact of an increase in gross margins in our Engine Management and Temperature Control Segments and the full year benefit of lower SG&A expenses as a result of our cost reduction programs.

Other income (expense), net.  Other expense, net was $2 million in 2009 compared to other income, net of $22.7 million for the year ended December 31, 2008.  During 2009, we sold our European distribution business and recorded a loss of $6.6 million, which was offset, in part, by the redemption of our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million and the recognition of $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York property.  Other income, net for 2008 included a gain of $21.8 million on the sale of our Long Island City property, offset partially by a $1.4 million charge related to the defeasance of our mortgage on the property.  In addition, other income, net during 2008 included a $3.8 million gain related to the repurchase of $45.1 million principal amount of our 6.75% convertible subordinate debentures.

Interest expense. Interest expense decreased by $4.4 million to $9.2 million in 2009 compared to interest expense of $13.6 million in 2008.  The decline is due primarily to our debt reduction efforts which resulted in lower outstanding borrowings that more than offset the increase in the interest rate on our revolving credit facility as a result of amendments made to the credit agreement.  Our accounts receivable factoring programs initiated during the second quarter of 2008 with some of our larger customers accelerated collection of accounts receivable balances and improved working capital management contributed to lower year over year borrowings for the year ended December 31, 2009.

Income tax provision.  The income tax provision for 2009 was $6.1 million at an effective tax rate of 50.8% compared to an income tax benefit for 2008 of $8.1 million at an effective tax rate of 27.8%.  The 2009 effective tax rate of 50.8% was impacted by the valuation allowance recorded related to the capital loss recognized in connection with the sale of our European distribution business which resulted in a higher effective tax rate.  The 2008 rate included the tax impact of the non-deductibility of a portion of the $5 million distribution in the unfunded supplemental executive retirement plan and a portion of the goodwill impairment charge. We have concluded that our current level of valuation allowance of $29.8 million continues to be appropriate, as discussed in Note 16 of the notes to our consolidated financial statements.

Earnings (loss) from discontinued operation. Earnings (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the August 2009 actuarial study and all other available information considered by us.  We recorded $2.4 million as a loss and $1.8 million as a loss, both net of tax, from discontinued operation for 2009 and 2008, respectively.  The loss for 2009 reflects a $2.2 million pre-tax adjustment to increase our indemnity liability in line with the August 2009 actuarial study, as well as legal fees incurred in litigation offset by a $1 million payment received from our insurance carrier.  As discussed more fully in Note 19 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

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

Gross margins.  Gross margins, as a percentage of consolidated net sales, decreased by 1.8 percentage points to 23.8% in 2008 from 25.6% in 2007.  The lower gross margin resulted from decreases in Engine Management margins of 2.3 percentage points, Temperature Control margins of 2.5 percentage points offset, in part, by a 0.6 percentage point increase in margin in our European Segment.  The decrease in the Engine Management margin was primarily due to unabsorbed fixed costs in our planned closure of the Puerto Rico and Long Island City, New York manufacturing plants, start up and training costs at our new Mexico plant, and an increase in sales from our OES customers with lower margins.  Temperature Control’s gross margin decrease resulted primarily from price reductions initiated in 2008 and changes in product mix where sales of lower margin products have increased.  Europe’s increase in gross margin was due to higher margin sales from the wire and cable business acquisition partially offset by unfavorable exchange rates on increased raw material procurements.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $1.7 million to $166.2 million or 21.4% of consolidated net sales in 2008, as compared to $167.9 million or 21.2% of consolidated net sales in 2007.  The decrease in SG&A expenses is due primarily to a $3.7 million benefit recognized in 2008 from the post-retirement benefit plan amendment, which benefit commenced in June 2008, and other cost reduction efforts offset by discount fees of $1.2 million related to our customer accounts receivable factoring program and an increase in our allowance for doubtful accounts.

Goodwill and intangible asset impairment charges.  We completed our annual impairment test of goodwill and other indefinite life assets as of December 31, 2008.  Global economic and financial market conditions during the fourth quarter of 2008, including severe disruptions in credit markets and the continuing economic recession, have caused us to reduce our business outlook and revenue forecasts, thereby negatively impacting our estimates of fair value.  As a result of these factors, the carrying amount of our Engine Management Segment goodwill exceeded its corresponding fair value, resulting in a non-cash goodwill impairment charge to operations of $38.5 million during the fourth quarter of 2008.  In addition, during 2008 we implemented a plan to transition products sold under the Neihoff name to our BWD name and discontinue the Neihoff brand name.  As such, we recognized a non-cash impairment charge for the Neihoff trademark value of $0.9 million.  There were no such charges in 2007.

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

The 2007 expense related to charges made for the closure of our Puerto Rico and Fort Worth, Texas production operations, the integration of operations to our facilities in Mexico, and severance and related costs in connection with the shutdown of our Long Island City manufacturing operations including a $1.8 million increase in our environmental reserve and an estimated $5.6 million withdrawal liability as a result of our agreement with the union representing the hourly employees at our Long Island City manufacturing facility.  As part of the agreement, we agreed to the payment of certain severance payments upon termination of employment and to the withdrawal from the union’s multi-employer pension plan.  The present value of the liability was estimated at $3.3 million as of December 31, 2007 and was recorded as part of restructuring and integration expenses.

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

Income tax provision.  The income tax benefit was $8.1 million for 2008 compared to an income tax provision of $2.8 million for 2007.  The decrease was due to lower earnings and a lower effective tax rate, which is 27.8% in 2008 compared to 34% in 2007.  The 2008 rate was lower primarily due to the tax impact of the non-deductibility of a portion of the $5 million distribution in the unfunded supplemental executive retirement plan and a portion of the goodwill impairment charge. The 2007 rate benefited from the release of the valuation allowance related to U.S. capital losses in consideration of the expected capital gain in connection with our sale of our Long Island City, New York facility.  We have concluded that our current level of valuation allowance of $27.1 million continues to be appropriate, as discussed in Note 16 of the notes to our consolidated financial statements.

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

Restructuring Costs

The aggregated liabilities relating to the restructuring and integration activities as of and activity for years ended December 31, 2008 and 2009, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2007	$5,835	$3,121	$8,956
Restructuring and integration costs:
Amounts provided for during 2008	12,568	4,290	16,858
Change in estimated expenses	(59)	(63)	(122)
Cash payments	(5,593)	(4,392)	(9,985)
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Restructuring and integration costs:
Amounts provided for during 2009	3,686	3,700	7,386
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(7,651)	(1,682)	(9,333)
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $3.2 million remaining as of December 31, 2009 that is expected to be paid in the amount of $1.6 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

Activity for the years ended December 31, 2008 and 2009 related to this program, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2007	$—	$—	$—	$—
Restructuring costs:
Amounts provided for during 2008	3,736	1,000	3,295	8,031
Cash payments	—	—	—	—
Exit activity liability at December 31, 2008	$3,736	$1,000	$3,295	$8,031
Restructuring costs:
Amounts provided for during 2009	(202)	327	—	125
Cash payments	(2,139)	(942)	(1,873)	(4,954)
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas and Wilson, North Carolina, the announcement of the closure of our production operations in Corona, California and consolidation of certain facilities in Europe.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the years ended December 31, 2008 and 2009 related to this program consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2007	$339	$1,326	$1,665
Integration costs:
Amounts provided for during 2008	1,708	1,532	3,240
Change in estimated expenses	(59)	(63)	(122)
Cash payments	(871)	(2,068)	(2,939)
Exit activity liability at December 31, 2008	$1,117	$727	$1,844
Integration costs:
Amounts provided for during 2009	2,187	2,863	5,050
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(1,945)	(587)	(2,532)
Exit activity liability at December 31, 2009	$1,347	$—	$1,347

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, we incurred employee severance costs of $0.8 million and equipment relocation costs of $0.4 million.  As of December 31, 2009, the reserve balance of $0.5 million relating to workforce reductions is expected to be fully paid within twelve months.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$—	$—	$—
Integration costs:
Amounts provided for during 2009	803	415	1,218
Cash payments	(271)	(415)	(686)
Exit activity liability at December 31, 2009	$532	$—	$532

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March of 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up.  As of December 31, 2009, the reserve balance related to environmental clean-up at Long Island City of $2 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of December 31, 2009, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the years ended December 31, 2008 and 2009 related to this program consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2007	$5,496	$1,795	$7,291
Integration costs:
Amounts provided for during 2008	2,829	2,758	5,587
Cash payments	(4,722)	(2,324)	(7,046)
Exit activity liability at December 31, 2008	$3,603	$2,229	$5,832
Integration costs:
Amounts provided for during 2009	571	422	993
Cash payments	(481)	(680)	(1,161)
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664

Activity for the years ended December 31, 2008 and 2009 related to our aggregate integration programs, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	European	Other	Total
Exit activity liability at December 31, 2007	$8,677	$120	$159	$—	$8,956
Integration costs:
Amounts provided for during 2008	7,632	591	306	298	8,827
Change in estimated expenses	(31)	(28)	(63)	—	(122)
Cash payments	(8,915)	(683)	(387)	—	(9,985)
Exit activity liability at December 31, 2008	$7,363	$—	$15	$298	$7,676
Integration costs:
Amounts provided for during 2009	5,622	474	1,165	—	7,261
Non-cash usage, including asset write-downs	(1,987)	—	(1,016)	—	(3,003)
Liabilities related to assets sold	—	—	(12)	—	(12)
Cash payments	(3,981)	(110)	(152)	(136)	(4,379)
Exit activity liability at December 31, 2009	$7,017	$364	$—	$162	$7,543

Liquidity and Capital Resources

Operating Activities. During 2009, cash provided by operations was $102.3 million, compared to cash provided by operations of $47.1 million in 2008.  The $55.2 million increase in operating cash flow is primarily due to the continuation of our customer accounts receivable factoring program, improved alignment of our inventory levels to our customer needs and an overall improvement in working capital management.

During 2008, cash provided by operations amounted to $47.1 million, compared to cash used by operations of $6.9 million in 2007.  The $54 million increase in operating cash flow is primarily the result of improved working capital management when compared to last year.  During the second quarter of 2008, we began a program to sell undivided interests in certain of our receivables which improved our year-over-year comparison.  Further working capital management improvements were realized as inventory was reduced from levels built up in 2007 in preparation for our production facility moves and accounts payable balances increased.

Investing Activities. Cash used in investing activities was $11.2 million in 2009, compared to cash provided by investing activities of $22.1 million in 2008.  Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction entered into in 2008, a $6.8 million payment in connection with our acquisition of a wire and cable business offset by a $4 million cash receipt in connection with our December 2008 divestiture of certain of our joint venture equity ownerships, $0.8 million in proceeds from the sale of our European distribution business and $3.9 million in proceeds received in connection with the redemption of preferred stock of a third-party issuer.  Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property and a $4.9 million payment in connection with our acquisition of a core sensor product line.  Capital expenditures in 2009 were $7.2 million compared to $10.5 million in the comparable period last year.

For 2008, the cash provided by investing was $22.1 million, compared to cash used in investing activities of $13.4 million in 2007.  Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property and $4.9 million paid relating to the purchase of certain assets from a third party.  During 2007, the acquisition in December of a European wire and cable business for $3.8 million was offset by proceeds of $4.2 million from the sale of our Fort Worth, Texas manufacturing facility. Capital expenditures in 2008 were $10.5 million compared to $14 million in 2007.

Financing Activities. Cash used in financing activities was $91.5 million in 2009, compared to cash used in financing activities of $68.4 million in 2008 and cash provided by financing activities of $8.5 million in 2007.  During 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock and sold an additional 450,000 shares to the underwriters at the offering price of $8.50 per share, less a 5 percent underwriting discount and received cash proceeds of $27.5 million, net of expenses of $0.4 million.  The proceeds from the stock issuance along with the impact of the accounts receivable factoring programs and improved working capital management reduced our borrowings under our revolving credit facilities by $88.5 million and we retired $32.6 million of long-term debt, including the remaining $32.1 million balance of our 6.75% convertible subordinated debentures.  The debt reduction was partially offset by the issuance of $5.4 million of 15% unsecured promissory notes.

During 2008, we reduced our total borrowings by $58.1 million using the net cash proceeds received from the sale of the Long Island City, New York property and proceeds received from our improved working capital management.  We defeased the remaining $7.8 million mortgage loan on our Long Island City, New York property and repurchased $45.1 million principal amount of our 6.75% debentures.  During 2007, proceeds from the exercise of employee stock options were $4.2 million and we purchased $5 million of our common stock.  Dividends of $6.7 million were paid in each of 2008 and 2007.  No dividends were paid in 2009.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $83 million available for us to borrow pursuant to the formula at December 31, 2009.  At December 31, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 4.1% and 4.6%, respectively.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $58.4 million and $143.2 million at December 31, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2009, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

The 15% convertible subordinated debentures issued in May 2009 carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of December 31, 2009, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  The 15% unsecured promissory notes will mature on April 15, 2011 and carry an interest rate of 15%, payable semi-annually and are not convertible into common stock.  The 15% unsecured promissory notes are subordinated in right of payment to all of our existing and future senior indebtedness.  Prepayments of the principal amount may be made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

During 2009, we entered into capital lease obligations related to certain equipment for use in our operations totaling $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $212.9 million and $114.1 million of receivables for the years ended December 31, 2009 and 2008, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $3 million and $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively.

In November 2009, we completed a public offering of 3,000,000 shares of our common stock and sold an additional 450,000 shares to the underwriters at the offering price of $8.50 per share, less a 5 % underwriting discount.  Net cash proceeds received were $27.5 million, net of expenses of $0.4 million.   The net proceeds from the offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility.

In August 2007, our Board of Directors authorized a $3.3 million increase in our stock repurchase program. The program was in addition to our then existing program authorizing $1.7 million of stock repurchases.  During 2007, we repurchased 541,750 shares of our common stock, essentially completing the entire $5 million repurchase program.  No shares of our common stock were repurchased in the comparable 2009 and 2008 periods.

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

The following table summarizes our contractual commitments as of December 31, 2009 and expiration dates of commitments through 2028:

(in thousands)	2010	2011	2012	2013	2014	2015- 2028	Total
Principal payments of long term debt	$–	$17,639	$–	$–	$–	$–	$17,639
Lease obligations	8,928	7,685	5,979	5,905	5,187	9,879	43,563
Post retirement benefits	1,080	1,104	1,135	1,182	1,238	11,645	17,384
Severance payments related to restructuring and integration	4,097	920	751	652	530	3,876	10,826
Total commitments	$14,105	$27,348	$7,865	$7,739	$6,955	$25,400	$89,412

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2009, the allowance for sales returns was $20.4 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2009, the allowance for doubtful accounts and for discounts was $7 million.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. Management considers all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We consider cumulative losses in recent years as well as the impact of one time events in assessing our core pretax earnings.  Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business which includes restructuring and integration initiatives which are expected to generate significant savings in future periods.

At December 31, 2009, we had a valuation allowance of $29.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Intangible and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis.  In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value.

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

Share-Based Compensation.  Accounting Standards Codification 718 “Stock Compensation,” requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates to reflect actual forfeitures.

Environmental Reserves.  We are subject to various U.S. federal, state and local environmental laws and regulations and are involved in certain environmental remediation efforts. We estimate and accrue our liabilities resulting from such matters based upon a variety of factors including the assessments of environmental engineers and consultants who provide estimates of potential liabilities and remediation costs. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.  Potential recoveries from insurers or other third parties of environmental remediation liabilities are recognized independently from the recorded liability, and any asset related to the recovery will be recognized only when the realization of the claim for recovery is deemed probable.

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

Recently Issued Accounting Pronouncements

Codification

In June 2009, Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification) was issued.  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting principles (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us would be September 30, 2009.  There was no change to our consolidated financial statements upon adoption.  All accounting references have been updated.  SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

Fair Value Measurements

On January 1, 2008, we adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  On January 1, 2009, we adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

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

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13  which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  We are currently evaluating the impact this new standard will have on our financial statements.

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian dollar, the British pound, the Euro, the Polish zloty and the Hong Kong dollar. As of December 31, 2009, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2009, we had approximately $76.4 million in loans and financing outstanding, of which approximately $18 million bear interest at fixed interest rates and approximately $58.4 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 76.5% and 76.9% at December 31, 2009 and 2008, respectively.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.7 million negative impact on our earnings or cash flows.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL
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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2009 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2009.  Grant Thornton’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER REPORTING

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited Standard Motor Products, Inc. (a New York corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Standard Motor Products, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Standard Motor Products, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 11, 2010, expressed an unqualified opinion thereon and includes an explanatory paragraph relating to the Company’s adoption of new accounting guidance related to the accounting for uncertainty in income taxes effective January 1, 2007.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 of the notes to the consolidated financial statements, the Company adopted new accounting guidance related to the accounting for uncertainty in income taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Motor Products, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2010, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2010

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Net sales	$735,424	$775,241	$790,185
Cost of sales	558,200	591,085	587,910
Gross profit	177,224	184,156	202,275
Selling, general and administrative expenses	146,642	166,199	167,928
Goodwill and intangible asset impairment charge	–	39,387	–
Restructuring and integration expenses	7,386	16,858	10,933
Operating income (loss)	23,196	(38,288)	23,414
Other income (expense), net	(1,981)	22,670	3,881
Interest expense	9,215	13,585	19,066
Earnings (loss) from continuing operations before taxes	12,000	(29,203)	8,229
Provision for (benefit from) income taxes	6,094	(8,105)	2,798
Earnings (loss) from continuing operations	5,906	(21,098)	5,431
Loss from discontinued operation, net of income tax benefit of $1,615, $1,198 and $2,101	(2,423)	(1,796)	(3,156)
Net earnings (loss)	$3,483	$(22,894)	$2,275
Net earnings (loss) per common share – Basic:
Earnings (loss) from continuing operations	$0.31	$(1.14)	$0.29
Discontinued operation	(0.13)	(0.10)	(0.17)
Net earnings (loss) per common share – Basic	$0.18	$(1.24)	$0.12
Net earnings (loss) per common share – Diluted:
Earnings (loss) from continuing operations	$0.31	$(1.14)	$0.29
Discontinued operation	(0.13)	(0.10)	(0.17)
Net earnings (loss) per common share – Diluted	$0.18	$(1.24)	$0.12
Average number of common shares	19,340,672	18,500,229	18,530,548
Average number of common shares and dilutive common shares	19,388,771	18,531,148	18,586,532

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,618	$6,608
Accounts receivable, less allowances for discounts and doubtful accountsof $6,962 and $10,021 in 2009 and 2008, respectively	124,823	174,401
Inventories, net	199,752	232,435
Deferred income taxes	18,129	20,038
Assets held for sale	1,405	1,654
Prepaid expenses and other current assets	9,487	12,459
Total current assets	364,214	447,595
Property, plant and equipment, net	61,478	66,901
Goodwill	1,437	1,100
Other intangibles, net	12,368	15,185
Deferred incomes taxes	29,542	28,046
Other assets	15,420	16,200
Total assets	$484,459	$575,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$58,430	$148,931
Current portion of long-term debt	67	44,953
Accounts payable	54,381	68,312
Sundry payables and accrued expenses	24,114	25,745
Accrued customer returns	20,442	19,664
Accrued rebates	25,276	18,623
Payroll and commissions	21,913	16,768
Total current liabilities	204,623	342,996
Long-term debt	17,908	273
Accrued post-retirement benefits	19,355	18,742
Other accrued liabilities	23,821	25,713
Accrued asbestos liabilities	24,874	23,758
Total liabilities	290,581	411,482
Commitments and contingencies
Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 and 20,486,036 shares in 2009 and 2008, respectively	47,872	40,972
Capital in excess of par value	77,238	58,841
Retained earnings	80,083	76,600
Accumulated other comprehensive income	5,475	7,799
Treasury stock - at cost (1,562,649 and 1,923,491 shares in 2009 and 2008, respectively)	(16,790)	(20,667)
Total stockholders’ equity	193,878	163,545
Total liabilities and stockholders’ equity	$484,459	$575,027

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$3,483	$(22,894)	$2,275
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	14,354	14,700	15,181
Increase to allowance for doubtful accounts	946	1,874	709
Increase to inventory reserves	6,410	3,747	6,623
Loss from sale of European distribution business	6,608	—	—
Gain on sale of building	(1,048)	(21,845)	—
Loss on defeasance of mortgage loan	—	1,444	—
Gain on repurchase of convertible debentures	(40)	(3,981)	—
Gain on sale of investment	(2,336)	—	—
Loss (gain) on disposal of property, plant and equipment	25	930	(794)
Loss on impairment of assets	—	39,696	317
Equity loss (income) from joint ventures	(274)	319	(116)
Employee stock ownership plan allocation	341	1,595	1,867
Stock-based compensation	914	880	485
Increase in deferred income taxes	(2,335)	(3,894)	(3,200)
Increase (decrease) in tax valuation allowance	2,748	232	(1,167)
Loss on discontinued operations, net of tax	2,423	1,796	3,156
Change in assets and liabilities:
Decrease (increase) in accounts receivable	40,870	28,170	(19,866)
Decrease (increase) in inventories	29,830	18,240	(24,150)
Decrease (increase) in prepaid expenses and other current assets	3,341	(2,223)	(2,887)
Increase (decrease) in accounts payable	(12,952)	5,341	9,861
Increase (decrease) in sundry payables and accrued expenses	13,703	(11,121)	5,908
Net changes in other assets and liabilities	(4,715)	(5,870)	(1,133)
Net cash provided by (used in) operating activities	102,296	47,136	(6,931)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	73	73	148
Net cash received from the sale of buildings	—	37,341	4,173
Net proceeds from sale of European distribution business	824	—	—
Capital expenditures	(7,174)	(10,500)	(13,995)
Divestiture of joint ventures	4,000	—	—
Proceeds from sale of preferred stock investment	3,896	—	—
Acquisitions of businesses and assets	(12,770)	(4,850)	(3,759)
Net cash provided by (used in) investing activities	(11,151)	22,064	(13,433)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line-of-credit agreements	(88,467)	(8,907)	16,544
Issuance of common stock	27,509	—	—
Defeasance of mortgage loan	—	(7,755)	—
Repurchase of convertible debentures	(433)	(40,867)	—
Net repayment of long-term debt and capital lease obligations	(32,172)	(574)	(629)
Issuance of unsecured promissory notes	5,339	—	—
Increase (decrease) in overdraft balances	56	(1,413)	449
Proceeds from exercise of employee stock options	456	—	4,185
Excess tax benefits related to the exercise of employee stock options	(49)	—	454
Purchase of treasury stock	—	—	(4,997)
Payments of debt issuance costs	(3,716)	(2,203)	(865)
Dividends paid	—	(6,653)	(6,683)
Net cash provided by (used in) financing activities	(91,477)	(68,372)	8,458
Effect of exchange rate changes on cash	4,342	(7,481)	2,819
Net (decrease) increase in cash and cash equivalents	4,010	(6,653)	(9,087)
CASH AND CASH EQUIVALENTS at beginning of year	6,608	13,261	22,348
CASH AND CASH EQUIVALENTS at end of year	$10,618	$6,608	$13,261
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,416	$14,349	$18,228
Income taxes	$2,245	$3,880	$4,236

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2009, 2008 and 2007

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2006	$40,972	$57,429	$112,481	$3,541	$(23,724)	$190,699
Comprehensive Income:
Net income			2,275			2,275
Foreign currency translation adjustment				3,196		3,196
Pension and retiree medical
Adjustment, net of tax				(1,191)		(1,191)
Total comprehensive income						4,280
Adoption of uncertain tax position guidance (Note 16)			(1,926)			(1,926)
Cash dividends paid			(6,683)			(6,683)
Purchase of treasury stock					(4,997)	(4,997)
Stock-based compensation		314			171	485
Stock options and related tax benefits		948			3,691	4,639
Employee Stock Ownership Plan		529			1,338	1,867

BALANCE AT DECEMBER 31, 2007	40,972	59,220	106,147	5,546	(23,521)	188,364
Comprehensive Loss:
Net loss			(22,894)			(22,894)
Foreign currency translation adjustment				(8,973)		(8,973)
Pension and retiree medical
Adjustment, net of tax				11,226		11,226
Total comprehensive loss						(20,641)
Cash dividends paid			(6,653)			(6,653)
Stock-based compensation		169			711	880
Employee Stock Ownership Plan		(548)			2,143	1,595

BALANCE AT DECEMBER 31, 2008	40,972	58,841	76,600	7,799	(20,667)	163,545
Comprehensive Income:
Net income			3,483			3,483
Foreign currency translation adjustment				1,209		1,209
Pension and retiree medical
Adjustment, net of tax				(3,533)		(3,533)
Total comprehensive income						1,159
Issuance of common stock, net of offering costs	6,900	20,609				27,509
Stock-based compensation and related tax benefits		(615)			1,464	849
Stock options and related tax benefits		87			388	475
Employee Stock Ownership Plan		(1,684)			2,025	341

BALANCE AT DECEMBER 31, 2009	$47,872	$77,238	$80,083	$5,475	$(16,790)	$193,878

See accompanying notes to consolidated financial statements

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. (referred to hereinafter in these notes to consolidated financial statements as “we,” “us,” “our” or the “Company”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry. The consolidated financial statements include our accounts and all subsidiaries in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

Use of Estimates

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other post-retirement benefits, asbestos and litigation matters, valuation of deferred tax assets and sales return allowances. Actual results could differ from these estimates.

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

Inventories

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market. Inventories are reduced by an allowance for excess and obsolete inventories, based on our review of on-hand inventories. We provided for an inventory reserve of $36.3 million and $33.7 million as of December 31, 2009 and 2008, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Derivative Instruments and Hedging Activities

We recognize derivatives as either an asset or liability measured at its fair value. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in “accumulated other comprehensive income (loss).” Amounts in “accumulated other comprehensive income (loss)” are reclassified into earnings in the “interest expense” caption when interest expense on the underlying borrowings is recognized.

Property, Plant and Equipment

These assets are recorded at historical cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

Estimated Life
Buildings and improvements	25 to 33-1/2 years
Building refurbishments	10 years
Machinery and equipment	7 to 12 years
Tools, dies and auxiliary equipment	3 to 8 years
Furniture and fixtures	3 to 12 years

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

Goodwill, Other Intangible and Long-Lived Assets

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, patents and customer relationships.  The fair values of these intangible assets are estimated based on management’s assessment and in certain instances with the assistance of an independent valuation firm.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable.  In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis.  In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value.

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

New Customer Acquisition Costs

New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a new customer to switch from a competitor’s brand. In addition, change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory commonly referred to as a stocklift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at year-end exchange rates.  Income statement accounts are translated using the average exchange rates prevailing during the year.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remains there until the underlying foreign operation is liquidated or substantially disposed of.  Foreign currency transaction gains or losses are recorded in the statement of operations under the caption “other income (expense), net.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selling, General and Administration Expenses

Selling, general and administration expenses includes shipping costs and advertising, which are expensed as incurred. Shipping and handling charges, as well as freight to customers, are included in distribution expenses as part of selling, general and administration expenses.

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized in other assets and amortized over the life of the related financing arrangements through 2013.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other (income) expense.  As of December 31, 2009 and 2008, these costs totaled $16.2 million and $12.4 million, respectively, and total accumulated amortization of these costs was $10.6 million and $8.8 million, respectively.

Post-retirement Benefits Other Than Pensions

The determination of defined benefit pension and post retirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits the employees earn while working as well as the present value of those benefits.  Inherent in these valuations are financial assumptions including expected return on plan assets, discount rates at which liabilities can be settled, rates of increase of health care costs as well as employee demographic assumptions such as retirement patterns, mortality and turnover.  Management reviews these assumptions annually with its actuarial advisors.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants.  Benefits are determined primarily based upon employees’ length of service.  We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

Income Taxes

Income taxes are calculated using the asset and liability method.  Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as measured by the current enacted tax rates.

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of our U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carry forwards.  In determining whether a valuation allowance is warranted, we consider all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

Net Earnings (Loss) per Common Share

We present two calculations of earnings (loss) per common share. “Basic” earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. “Diluted” earnings (loss) per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from net earnings (loss) per common share. The following is a reconciliation of the shares used in calculating basic and dilutive net earnings (loss) per common share.

	2009	2008	2007
	(In thousands)
Weighted average common shares outstanding – Basic	19,341	18,500	18,531
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	48	31	28
Dilutive effect of stock options	—	—	28
Weighted average common shares outstanding – Diluted	19,389	18,531	18,587

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2009	2008	2007
	(In thousands)
Stock options and restricted shares	504	640	687
6.75% Convertible debentures	668	2,423	2,796
15% Convertible debentures	539	—	—

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Trade Receivables

In compliance with accounting standards, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in our consolidated statements of operations.

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers, including members of a marketing group, accounted for 59% of our consolidated net sales in 2009, 53% of our consolidated net sales in 2008, and 50% of our consolidated net sales in 2007.  During 2009, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive/CSK Auto) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 50.8% of our consolidated sales.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2009 and 2008 were uninsured.  Foreign cash balances at December 31, 2009 and 2008 were $9.5 million and $5.5 million, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

Codification

In June 2009, Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification) was issued.  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting principles (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us would be September 30, 2009.  There was no change to our consolidated financial statements upon adoption.  All accounting references have been updated.  SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

Fair Value Measurements

On January 1, 2008, we adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  On January 1, 2009, we adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of this standard as it related to certain non-financial assets and liabilities did not impact our consolidated financial statements in any material respect.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13  which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  We are currently evaluating the impact this new standard will have on our financial statements.

2.	Restructuring and Integration Costs

The aggregated liabilities relating to the restructuring and integration activities as of and activity for years ended December 31, 2008 and 2009, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2007	$5,835	$3,121	$8,956
Restructuring and integration costs:
Amounts provided for during 2008	12,568	4,290	16,858
Change in estimated expenses	(59)	(63)	(122)
Cash payments	(5,593)	(4,392)	(9,985)
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Restructuring and integration costs:
Amounts provided for during 2009	3,686	3,700	7,386
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(7,651)	(1,682)	(9,333)
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $3.2 million remaining as of December 31, 2009 that is expected to be paid in the amount of $1.6 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity for the years ended December 31, 2008 and 2009 related to this program, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2007	$—	$—	$—	$—
Restructuring costs:
Amounts provided for during 2008	3,736	1,000	3,295	8,031
Cash payments	—	—	—	—
Exit activity liability at December 31, 2008	$3,736	$1,000	$3,295	$8,031
Restructuring costs:
Amounts provided for during 2009	(202)	327	—	125
Cash payments	(2,139)	(942)	(1,873)	(4,954)
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas and Wilson, North Carolina, the announcement of the closure of our production operations in Corona, California and consolidation of certain facilities in Europe.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the years ended December 31, 2008 and 2009 related to this program consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2007	$339	$1,326	$1,665
Integration costs:
Amounts provided for during 2008	1,708	1,532	3,240
Change in estimated expenses	(59)	(63)	(122)
Cash payments	(871)	(2,068)	(2,939)
Exit activity liability at December 31, 2008	$1,117	$727	$1,844
Integration costs:
Amounts provided for during 2009	2,187	2,863	5,050
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(1,945)	(587)	(2,532)
Exit activity liability at December 31, 2009	$1,347	$—	$1,347

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, we incurred employee severance costs of $0.8 million and equipment relocation costs of $0.4 million.  As of December 31, 2009, the reserve balance of $0.5 million relating to workforce reductions is expected to be fully paid within twelve months.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$—	$—	$—
Integration costs:
Amounts provided for during 2009	803	415	1,218
Cash payments	(271)	(415)	(686)
Exit activity liability at December 31, 2009	$532	$—	$532

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March of 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up.  As of December 31, 2009, the reserve balance related to environmental clean-up at Long Island City of $2 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of December 31, 2009, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the years ended December 31, 2008 and 2009 related to this program consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2007	$5,496	$1,795	$7,291
Integration costs:
Amounts provided for during 2008	2,829	2,758	5,587
Cash payments	(4,722)	(2,324)	(7,046)
Exit activity liability at December 31, 2008	$3,603	$2,229	$5,832
Integration costs:
Amounts provided for during 2009	571	422	993
Cash payments	(481)	(680)	(1,161)
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity for the years ended December 31, 2008 and 2009 related to our aggregate integration programs, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	European	Other	Total
Exit activity liability at December 31, 2007	$8,677	$120	$159	$—	$8,956
Integration costs:
Amounts provided for during 2008	7,632	591	306	298	8,827
Change in estimated expenses	(31)	(28)	(63)	—	(122)
Cash payments	(8,915)	(683)	(387)	—	(9,985)
Exit activity liability at December 31, 2008	$7,363	$—	$15	$298	$7,676
Integration costs:
Amounts provided for during 2009	5,622	474	1,165	—	7,261
Non-cash usage, including asset write-downs	(1,987)	—	(1,016)	—	(3,003)
Liabilities related to assets sold	—	—	(12)	—	(12)
Cash payments	(3,981)	(110)	(152)	(136)	(4,379)
Exit activity liability at December 31, 2009	$7,017	$364	$—	$162	$7,543

Assets Held for Sale

As of December 31, 2009, we have reported $1.4 million as assets held for sale on our consolidated balance sheet related to the net book value of two closed facilities in the U.K. and our closed Reno, Nevada and Wilson, North Carolina facilities within our Engine Management Segment.  Following plant closures resulting from integration activities, these facilities have been vacant and therefore a decision to solicit bids has been made.  In January 2010, we sold our Wilson, North Carolina property and in February 2010 we sold the vacant land at one of our locations in the U.K.  We are hopeful that a negotiated sale to a third-party on the remaining held for sale properties will occur within the next twelve months and we will record any resulting gain in other income as appropriate.

3.	Sale of Receivables

In April 2008, we began to sell undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $212.9 million and $114.1 million of receivables for the years ended December 31, 2009 and 2008, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $3 million and $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Sale of European Distribution Business

In November 2009, we sold our European distribution business to the managers of the business for £1.8 million ($3.0 million) in cash and a promissory note and approximately £1.4 million ($2.3 million) in assumed debt.  In connection with the sale, we retained our manufacturing operation in Poland, certain land available for sale in the United Kingdom, and a small investment is a joint venture.  The third-party owned European operations will continue to buy manufactured product from our facility in Poland and from our domestic operations through two separate supply agreements.  As such, we are expected to receive significant continuing cash flows as a result of a continuation of activities between us and the disposed business (the European operations), and therefore the European operations results of operations have not been presented as a discontinued operation.  Additionally, in consideration for continued management oversight of the manufacturing operations in Poland, we granted to the buyers of the business an option exercisable any time on or before December 31, 2013 to purchase 20% of the outstanding voting shares of SMP Poland with the exercise price determined based upon the net values of Poland as of December 31, 2009.  At any time after the date of exercise and payment of the exercise price of the option, the managers of the business shall be entitled to require us to purchase all of the common shares underlying the option.  The pre-tax loss from the sale of $6.6 million, which includes realization of cumulative foreign currency translation losses of $3.7 million, is included in other income (expense), net in the consolidated statements of operations.  Proceeds from the sale were used to pay down debt.

5.	Sale of Long Island City, New York Property

In March 2008, we completed the sale of our property located at 37-18 Northern Blvd., Long Island City, New York and entered into a Lease Agreement with the purchaser whereby we would lease space at the property.  The purchase price for the property was $40.6 million with the proceeds used to reduce debt.  The initial term of the lease is ten years and contains four 5-year renewal options.

The sale has been recorded as a sale and leaseback transaction.  As our retention rights to the property will be more than minor but less than substantially all, a portion of the gain has been deferred.  The total gain from the sale of the property was $31.6 million, of which $21.1 million was recognized upon closing with the balance of the gain of $10.5 million deferred to be recognized on a straight line basis over the initial term of the lease of ten years.  In connection with the closing, we have defeased the existing mortgage loan on the property of $7.8 million which resulted in a loss on the extinguishment of debt of $1.4 million, consisting of fees and expenses of $1 million and the write-off of deferred finance costs of $0.4 million.  The gain on the sale of the property and the loss on extinguishment of debt are included in other income (expense), net in the consolidated statement of operations.

6.	Inventories

	December 31,
	2009	2008
	(In thousands)
Finished goods, net	$130,054	$152,804
Work in process, net	4,472	5,031
Raw materials, net	65,226	74,600
Total inventories, net	$199,752	$232,435

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Property, Plant and Equipment

	December 31,
	2009	2008
	(In thousands)
Land, buildings and improvements	$38,772	$40,795
Machinery and equipment	118,238	119,734
Tools, dies and auxiliary equipment	27,268	25,198
Furniture and fixtures	25,122	26,734
Leasehold improvements	5,590	5,102
Construction in progress	6,759	7,182
	221,749	224,745
Less accumulated depreciation	160,271	157,844
Total property, plant and equipment, net	$61,478	$66,901

Depreciation expense was $13 million, $12.1 million, and $12.9 million for 2009, 2008 and 2007, respectively.

8.	Goodwill and other Intangible Assets

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2009 and 2008, respectively.

The first step of the impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the Engine Management reporting unit was determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2009.  Our December 31, 2009 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair value of our Engine Management reporting unit was over 30% in excess of its carrying amount.  While the fair value exceeds the carrying amount at the present time and we do not believe that impairment is probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying value.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying value of goodwill by operating segment during the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Engine Management	Europe	Total
Balance as of December 31, 2007
Goodwill	$38,488	$3,078	$41,566
Accumulated impairment losses	—	—	—
	38,488	3,078	41,566
Activity in 2008
Purchase accounting adjustments	—	(3,078)	(3,078)
Impairment of goodwill	(38,488)	—	(38,488)
Acquisition of core sensor business	1,100	—	1,100

Balance as of December 31, 2008
Goodwill	39,588	—	39,588
Accumulated impairment losses	(38,488)	—	(38,488)
	1,100	—	1,100
Activity in 2009
Acquisition of core sensor business	150	—	150
Acquisition of wire and cable business	187	—	187

Balance as of December 31, 2009
Goodwill	39,925	—	39,925
Accumulated impairment losses	(38,488)	—	(38,488)
	$1,437	$—	$1,437

During 2007, our European affiliate acquired the wire and cable business of a third party in the United Kingdom for a purchase price of $3.7 million. Net tangible assets acquired were $0.6 million, and the excess purchase price over net assets of $3.1 million had been reported as goodwill in our consolidated balance sheet. In 2008, we determined the fair value of the net assets acquired and as a result the entire goodwill balance of $3.1 million has been allocated to identifiable intangible assets.

In 2008, as the carrying amount of the goodwill acquired as a result of our Dana acquisition was determined to be in excess of its respective fair value, we recognized a goodwill impairment charge of $38.5 million in our Engine Management Segment related to the goodwill.  Global economic and financial market conditions during the fourth quarter of 2008, including severe disruptions in credit markets and the continuing economic recession, have caused us to reduce our business outlook and revenue forecasts, thereby negatively impacting our estimates of fair value.

During 2008, we acquired the core sensor business of a third party.  The acquisition was made in steps and was completed in 2009.  The total purchase price for all production lines was $10.8 million ($4.9 million in 2008), equal to the net book value of the tangible assets purchased plus $1.25 million in cash.  Goodwill recorded in connection with the acquisition was $1.1 million 2008 and $150,000 in 2009.

In September 2009, we entered into an asset purchase agreement with Federal-Mogul Corporation to acquire their wire and cable business for a purchase price of $6.8 million.  The purchase price exceeded the fair value of the acquired net assets and, accordingly, $0.2 million was allocated to goodwill in our consolidated balance sheet.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets

Other intangible assets include computer software.  As of December 31, 2009 and 2008, these costs totaled $15.5 million and $15.4 million, respectively, and total accumulated computer software amortization was $13.6 million and $12.5 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $1.1 million, $1.3 million, and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2009 and 2008 consist of:

	December 31,
	2009	2008
	(In thousands)
Customer relationships	$11,100	$10,000
Trademarks and trade names (1)	5,500	5,200
Patents and supply contracts	54	54
Intangible assets of sold operations (2)	—	3,079
	16,654	18,333
Less accumulated amortization (3)	(6,148)	(5,221)
Less currency translation adjustment	—	(797)
Net	$10,506	$12,315

(1)	During 2008, we recognized an impairment charge of $0.9 million related to the discontinuance of a trademark acquired in connection with the Dana acquisition.

(2)
In November 2009, we sold our European distribution business to the managers of the business.  In connection with the sale, acquired intangible assets of $2.1 million, net of amortization, related to the UK wire and cable business acquired in 2007 were written off and included in the loss on the sale of the business.

(3)	Applies to all intangible assets, except for the Dana acquisition related trademarks and trade names.

In connection with the Dana acquisition in June 2003, $16.1 million was allocated to intangible assets consisting of customer relationships and trademarks and trade names; $10 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and trade names which is not subject to amortization as they were determined to have indefinite useful lives.  During 2008, we made the decision, along with our customers, to discontinue one of the trademarks acquired in connection with the acquisition.  Products sold under the trademark will be changed over to another trademark.  Revenues under the trademark will gradually decline through 2010 with no revenue in 2011.  In connection with this decision, we recorded an impairment charge of $0.9 million in 2008.

In connection with the purchase of the Federal Mogul wire and cable business, $1.4 million was allocated to intangible assets; of which $1.1 million was assigned to customer relationships and will be amortized on a straight line basis over the estimated useful life of 20 years and $0.3 million was assigned to trademarks related to the Belden brand name which will be amortized on a straight line basis over the estimated useful life of 10 years.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total amortization expense for acquired intangible assets was $1.4 million for the year ended December 31, 2009, and $1.3 million for the year ended December 31, 2008, and $1.1 million for the year ended December 31, 2007.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense for 2010 through 2012 is estimated to be $1.2 million per year, $0.1 million in 2013 and $0.1 million in 2014.

9.	Other Assets

	December 31,
	2009	2008
	(In thousands)
Equity in joint ventures	$555	$254
Deferred financing costs, net	5,647	3,644
Long term receivables	3,191	4,793
Other	6,027	7,509
Total other assets, net	$15,420	$16,200

Included in the above caption “Other” is $5.3 million and $5.5 million of assets held in a nonqualified defined contribution pension plan for the year ended December 31, 2009 and 2008, respectively.  Additionally, included in the above caption “Other” for the year ended December 31, 2008 is a preferred stock investment of $1.5 million in a customer, which was previously carried at cost prior to redemption during 2009.

Joint Venture Operations

On December 31, 2008, we sold our equity ownership interests in our Blue Streak Electronics, Ltd. (“BSE”), Ototest, Ltd. (“Ototest”) and Testar, Ltd. (“Testar”) joint ventures to our partner and purchased the remaining ownership interest in Blue Streak Europe Ltd. (“BS Europe”) increasing our ownership interest in BS Europe to 100%.  Along with the sale of our interest in BSE, we sold certain inventory and have signed a long term transition service agreement to provide sales force support, cataloging, distribution and technology conversion services.  We sold our equity interests and inventory for $7.1 million, which approximated our net book value.  BS Europe was acquired for 1 British pound.  In November 2009, BS Europe was sold as part of the sale of our European distribution business.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is summarized selected financial information from our sold joint ventures through December 31, 2008, the date of their sale:

	As of December 31,
Aggregated Financial Information	2009	2008
	(In thousands)
Current assets	$—	$4,511
Non-current assets	—	2,468
Current liabilities	—	4,763
Non-current liabilities	—	—

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Net sales	$—	$8,641	$8,026
Costs and expenses	—	10,206	7,938
Net earnings (loss)	$—	$(1,565)	$88

As of December 31, 2009, we have a 50% equity ownership investment in a joint venture located in Europe.  Our ownership interest in this joint venture is accounted for on the equity method.  The following is summarized selected financial information from this joint venture for the years ended December 31, 2009, 2008 and 2007:

	As of December 31,
Selected Financial Information	2009	2008
	(In thousands)
Current assets	$2,206	$2,020
Non-current assets	486	436
Current liabilities	1,581	1,950
Non-current liabilities	—	10

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Net sales	$3,139	$3,299	$3,548
Costs and expenses	2,725	3,255	3,325
Net earnings (loss)	$414	$44	$223

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Revolving credit facilities (1)	$58,430	$148,931
6.75% convertible subordinated debentures	—	44,865
15% convertible subordinated debentures	12,300	—
15% unsecured promissory notes	5,339	—
Other	336	361
Total debt	$76,405	$194,157

Current maturities of long-term debt	$58,497	$193,884
Long-term debt	17,908	273
Total debt	$76,405	$194,157

(1)
At December 31, 2009 consists of the revolving credit facility and the Canadian term loan.  Revolving credit facilities at December 31, 2008 also included the European revolving credit facilities.  In November 2009, we sold our European distribution business.

Maturities of long-term debt during the years ending December 31, 2010 through 2013 are $0.1 million, $17.7 million, $0.1 million and $0.1 million.  There is no long-term debt maturing in 2014.

Deferred Financing Costs

We had deferred financing cost of $5.6 million and $3.6 million as of December 31, 2009 and 2008, respectively.  In connection with the amendments to our revolving credit facility in May and June 2009, we incurred and capitalized $3.2 million of costs related to bank fees, legal and other professional fees which are being amortized through March 2013, the remaining term of the amended revolving credit facility.  In addition, we incurred and capitalized costs of $0.7 million related to the 15% convertible subordinated debentures issued in May 2009 which are being amortized through April 2011, the remaining term of the 15% convertible subordinated debentures.  Deferred financing costs as of December 31, 2009 are related to our revolving credit facility and 15% convertible subordinated debentures.

Scheduled amortization for future years, assuming no further prepayments of principal is as follows:

(Amounts in thousands)
2010	$1,951
2011	1,710
2012	1,589
2013	397
2014 and beyond	—
Total amortization	$5,647

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $83 million available for us to borrow pursuant to the formula at December 31, 2009.  At December 31, 2009 and December 31, 2008, the interest rate on our restated credit agreement was 4.1% and 4.6%, respectively.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $58.4 million and $143.2 million at December 31, 2009 and December 31, 2008, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2009, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The 15% convertible subordinated debentures issued in May 2009 carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of December 31, 2009, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

Unsecured Promissory Notes to Related Parties

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  The 15% unsecured promissory notes will mature on April 15, 2011 and carry an interest rate of 15%, payable semi-annually and are not convertible into common stock.  The 15% unsecured promissory notes are subordinated in right of payment to all of our existing and future senior indebtedness.  Prepayments of the principal amount may be made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

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

11.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2009 and 2008.

In November 2009, we completed a public offering of 3,000,000 shares of our common stock and sold an additional 450,000 shares to the underwriters at the offering price of $8.50 per share, less a 5 % underwriting discount.  Net cash proceeds received were $27.5 million, net of expenses of $0.4 million.   The net proceeds from the offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility.

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2009	2008
	(In thousands)
Foreign currency translation adjustments	$3,815	$2,606
Unrecognized postretirement benefit costs (credit)	1,660	5,193
Total accumulated other comprehensive income	$5,475	$7,799

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Stock-Based Compensation Plans

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.  We currently have five active stock-based compensation plans.

We account for our five stock-based compensation plans in accordance with the provisions of Accounting Standards Codification 718, “Stock Compensation” (ASC 718), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested.

The stock options granted prior to 2006 gradually vested at annual intervals through December 31, 2007.  We recognized compensation expense for prior years’ grants which vest after January 1, 2006 based on the grant-date fair value, estimated in accordance with generally accepted accounting standards which were used in our prior pro forma disclosure.  Our policy was to calculate the compensation expense related to the stock-based compensation granted to employees and directors on a straight-line basis over the full vesting period of the grants.  The expense reflects our estimate of expected forfeitures which we determine to be immaterial, based on history and remaining time until vesting of the remaining options.

Under the modified prospective transition method, the compensation expense recognized on or after January 1, 2006 includes the compensation cost based on the grant-date fair value estimated in accordance with: (a) ASC 718 for all stock-based compensation that was granted prior to, but vested on or after, January 1, 2006; and (b) ASC 718 for all stock-based compensation that was granted on or after January 1, 2006.  Stock-based compensation expense was $531,650 ($261,700, net of tax) or $0.02 per basic and diluted share, $446,300 ($322,450, net of tax) or $0.02 per basic and diluted share, and $342,500 ($224,800, net of tax) or $0.01 per basic and diluted share for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Option Grants

Under the 1994 Omnibus Stock Option Plan, as amended, which terminated in May 2004, we were authorized to issue options to purchase 1,500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. At December 31, 2009, there were options to purchase an aggregate of 98,395 shares of common stock.

Under the 2004 Omnibus Stock Option Plan, which terminates in May 2014, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2009, there were options to purchase an aggregate of 245,500 shares of common stock.

Under the 1996 Independent Directors’ Stock Option Plan, which terminated in May 2006, we were authorized to issue options to purchase 50,000 shares of common stock and under the 2004 Independent Directors’ Stock Option Plan, we were authorized to issue options to purchase an additional 50,000 shares of common stock. The options became exercisable one year after the date of grant and expired at the end of ten years following the date of grant. At December 31, 2009, there were options to purchase an aggregate of 34,200 shares of common stock.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At December 31, 2009, under all of our option plans there were options to purchase an aggregate of 378,095 shares of common stock, with no shares of common stock available for future grants.  There were no stock options granted in the years ended December 31, 2009, 2008 and 2007, and for the year-ended December 31, 2009, we had no unrecognized compensation cost related to stock options and non-vested stock options.

Stock option-based compensation expense in 2007 was $85,200 ($55,800, net of tax), all for unvested options. There was no stock option-based compensation expense in 2009 or 2008.

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2009 and 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2007	607,620	$13.34	4.8
Expired	(39,498)	$11.92	—
Exercised	—	—	—
Forfeited, Other	(52,299)	$13.83	2.0
Outstanding at December 31, 2008	515,823	$13.40	4.1
Expired	(61,071)	$14.31	—
Exercised	(36,100)	$12.64	—
Forfeited, Other	(40,557)	$13.97	3.6
Outstanding at December 31, 2009	378,095	$13.26	3.7

Options exercisable at December 31, 2009	378,095	$13.26	3.7

There was no aggregate intrinsic value of all outstanding stock options as of December 31, 2009.  All outstanding stock options as of December 31, 2009 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.1 million and $1.3 million during the years ended December 31, 2009 and 2007, respectively. There were no options exercised in 2008.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under the plan, 700,000 shares are authorized to be issued.  At December 31, 2009, under our 2006 Omnibus Incentive Plan, there were an aggregate of (a) 363,375 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 336,625 shares of common stock available for future grants.  For the year ended December 31, 2009, 111,675 restricted and performance-based shares were granted (79,425 restricted shares and 32,250 performance-based shares), and for the year ended December 31, 2008, 110,250 restricted and performance-based shares were granted (78,500 restricted shares and 31,750 performance-based shares).

In determining the grant date fair value, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. The fair value of the shares at the date of grant is amortized to expense ratably over the restriction period.  Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on evaluation of historical and expected future turnover.

As related to restricted and performance stock shares, we recorded compensation expense of $531,650 ($261,700, net of tax), $446,300 ($322,450, net of tax), $257,300 ($169,000, net of tax), for the year ended December 31, 2009, 2008 and 2007, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $1,536,000 and $875,500 at December 31, 2009 and 2008, respectively and is expected to be recognized over a weighted average period of 1.8 and 0.3 years for employees and directors, respectively, as of December 31, 2009 and over a weighted average period of 1.7 and 0.3 years for employees and directors, respectively, as of December 31, 2008.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our restricted and performance-based share activity was as follows for the years ended December 31, 2009 and 2008:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2007	193,200	$7.25
Granted	110,250	$6.46
Vested	(13,700)	$8.33
Forfeited	(8,975)	$6.67
Balance at December 31, 2008	280,775	$6.88
Granted	111,675	$13.78
Vested	(55,950)	$7.26
Forfeited	(48,075)	$7.36
Balance at December 31, 2009	288,425	$9.40

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2009, 2008 and 2007 was $2.7 million (or $9.40 per share), $1.9 million (or $6.88 per share), and $1.4 million (or $7.25 per share), respectively.

13. Retirement Benefit Plans

Defined contribution plans - We and certain of our subsidiaries maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, the majority of which were funded in cash in connection with the plans are as follows (in thousands):

	U.S. Defined Contribution	European Defined Contribution
Year ended December 31,
2009	$3,444	$311
2008	4,181	324
2007	4,001	377

In August 1994, we established an unfunded Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2008, contributions of $113,500 were made related to calendar year 2007.  In August 2009, contributions of $73,500 were made related to calendar year 2008.  We have recorded an obligation of $76,000 for 2009.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2009, we contributed to the trust an additional 200,000 shares from our treasury and released 188,524 shares from the trust leaving 12,005 shares remaining in the trust as of December 31, 2009.  The provision for expense in connection with the ESOP was approximately $0.3 million in 2009, $1.6 million in 2008, and $1.9 million in 2007.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Multi-Employer benefit plans – We participate in multi-employer plans which provide defined benefits to unionized workers at certain of our manufacturing facilities.  Contributions to the plans are determined in accordance with the provisions of a negotiated labor contract.

In December 2007, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 regarding the shut down of our manufacturing operations at Long Island City, New York, which operations will be transferred to other facilities.  As part of the agreement, effective January 5, 2008, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility.  As a result, we incurred a withdrawal liability.  The pension plan withdrawal liability is related to trust asset under-performance and is payable in a lump sum or over a period which is not to exceed 20 years.  In December 2007, we recorded a charge of $3.3 million related to the present value of the undiscounted $5.6 million withdrawal liability discounted over 80 quarterly payments using a credit-adjusted, risk-free rate.  Under the terms of the agreement, quarterly payments totaling $0.3 million per year commenced in December 2008.

Defined benefit pension plans - We historically have maintained qualified and nonqualified defined benefit retirement plans covering certain current and former U.S. and European employees.  The defined benefit retirement plans are generally based on years of service and employee compensation.

In October 2001, we adopted a defined benefit unfunded Supplemental Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation. In June 2008, a participant in the unfunded SERP reached his applicable payment date.  In connection therewith, we recorded a settlement loss of $0.6 million in June 2008.  The corresponding distribution of $5 million was made in July 2008. We use a January 1 measurement date for this plan.  Benefit obligations as of the end of each year reflect assumptions in effect as of this date.

Through November 30, 2009, the date of the sale of our European distribution business, we maintained a UK defined benefit plan that had been closed to new entrants and ceased accruing further benefits.  As part of the sale transaction, the new owners assumed ownership of the UK defined benefit plan and all future obligations under the plan.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans, as of and for the years ended December 31, 2009 and 2008, were (in thousands):

	Defined Benefit Retirement Plans
	U.S. Plans		European Plans
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1,797	$6,912	$2,275	$3,200
Service cost	89	91	—	—
Interest cost	146	236	154	137
Benefits paid	—	(4,983)	(85)	(80)
Actuarial loss (gain)	733	(459)	707	(155)
Translation adjustment	—	—	289	(827)
Liabilities related to assets sold	—	—	(3,340)	—
Benefit obligation at end of year	$2,765	$1,797	$—	$2,275

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	$2,021	$3,462
Employer contributions	—	—	86	72
Actual return on plan assets	—	—	319	(538)
Benefits paid	—	—	(85)	(80)
Translation adjustment	—	—	268	(895)
Assets sold	—	—	(2,609)	—
Fair value of plan assets at end of year	$—	$—	$—	$2,021

Funded (unfunded) status of the plans	$(2,765)	$(1,797)	$—	$(254)

Amounts recognized in the balance sheet
Accrued postretirement benefit liabilities	$2,765	$1,797	$—	$254
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	829	192	—	1,817
Unrecognized prior service cost (credit)	359	469	—	—

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following defined benefit plan amounts were included in other comprehensive income, net of tax, during the year ended December 31, 2009 (in thousands).

	Incurred but Not Recognized	Reclassification Adjustment for Prior Period Amounts Recognized
Actuarial gains (losses)
SERP defined benefit plan	$440	$(58)
Foreign benefit and other plans (1)	707	(110)

Prior service (cost) credit
SERP defined benefit plan	—	(66)
Foreign benefit and other plans	—	—
	$1,147	$(234)

The prior service cost (credit) included in accumulated other comprehensive loss at the end of 2009 and expected to be recognized in net periodic benefit cost during 2010 is $0.1 million ($60,000 net of tax).  No plan assets are expected to be returned to us during the year ended December 31, 2009.

The components of net periodic benefit cost for our North American and European defined benefit plans includes the following components (in thousands):

	December 31,
	2009	2008	2007
U.S. defined benefit retirement plans:
Service cost	$89	$91	$426
Interest cost	146	236	353
Amortization of prior service cost	110	110	110
Amortization of unrecognized loss	96	30	158
Net periodic benefit cost	$441	$467	$1,047

European defined benefit retirement plans (1):
Service cost	$—	$—	$—
Interest cost	154	137	173
Amortization of net actuarial loss	110	84	113
Expected return on plan assets	(141)	(186)	(225)
Net periodic benefit cost	$123	$35	$61

Total net periodic benefit costs	$564	$502	$1,108

(1)
European defined benefit plan balances for 2009 represent other comprehensive income and net period benefit cost activity for the eleven months prior to the sale of our European distribution business.  The remaining unrecognized net actuarial loss of $2.5 million included in other comprehensive income at the date of the sale was recognized and included in the $6.6 million loss on the sale of the business.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. defined benefit plan are as follows:

	December 31,
	2009	2008	2007
Discount rates	5.75%	5.75%	5.75%
Salary increase	4.00%	4.00%	4.00%

Actuarial assumptions used to determine costs and benefit obligations related to our European defined benefit plan are as follows:

	December 31,
	2009	2008	2007
Discount rates	5.50%	6.70%	5.90%
Expected long-term rates of return on assets	6.75%	7.50%	7.00%
Inflation	3.00%	3.00%	3.30%

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for all U.S. plans based on a review of the Moody AA Long-Term Corporate Bond Index and a pension liability index; and our discount rate for our European plans is based on corporate cash bond yields.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

The expected return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the benefit obligations.  The assumption reflects long-term expectations for future rate of return for the investment portfolio over the life of the benefit obligation, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.  The return on plan assets for 2009 was approximately 13.9%.  The return on plan assets for 2008 was approximately (20.9) %.

For defined benefit pension plans in which the accumulated benefit obligation (ABO) was in excess of the fair value of the plans’ assets, the projected benefit obligation (PBO), ABO and fair value of the plans’ assets as of December 31, 2009 and 2008 were as follows (in thousands):

	U.S. Plans		European Plans
	2009	2008	2009	2008
Projected benefit obligation	$2,765	$1,797	$—	$2,275
Accumulated benefit obligation	1,862	1,797	—	2,275
Fair value of plan assets	—	—	—	2,021

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The European pension plan’s fair value measurements and weighted-average asset allocation by asset category at December 31 is as follows (in thousands):

	2009	2008
Asset category:	Fair value	Fair value
Equity securities	$—	$1,348	66.7%
Bonds	—	352	17.4
Property	—	16	15.1
Cash	—	305	0.8
	$—	$2,021	100%

A third party management company had the fiduciary responsibility for making investment decisions related to the assets of our UK defined benefit pension plan.  Their investment objectives for the assets of the defined benefit pension plan was to minimize the net present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term.  Investment policies and strategies governing the assets of the plans were designed to achieve investment objectives within prudent risk parameters.  Our risk management practices included the use of external investment managers and the maintenance of a portfolio diversified by asset class, investment approach and security holdings.  Plan assets’ fair values were determined based on observable inputs, which were quoted market prices for identical assets in active markets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

U.S. Plan Benefits

2010	$—
2011	—
2012	—
2013	—
2014	—
Years 2015 – 2019	$4,617

14.  Post-Retirement Medical Benefits

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1996. In May 2008, we announced that, in lieu of the current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account (“HRA”) will be established beginning January 1, 2009 for each qualified U.S. retiree. The plan amendment will effectively reduce benefits attributed to employee services already rendered and credit a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees. The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008 which is being amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years). The annual reduction to expense over the amortization period will be $6.4 million commencing on June 1, 2008.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our post retirement medical benefit plans as of and for the years ended December 31, 2009 and 2008, were as follows: (in thousands):
	Defined Benefit Retirement Plans
	U.S. Plans		Canadian Plans
	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$18,742	$40,221	$634	$888
Service cost	196	525	8	10
Interest cost	1,068	1,640	50	41
Benefits paid	(997)	(953)	(26)	(33)
Actuarial loss (gain)	346	1,823	144	(101)
Plan amendment	—	(24,514)	—	—
Translation adjustment	—	—	101	(171)
Benefit obligation at end of year	$19,355	$18,742	$911	$634

Funded (unfunded) status of the plans	$(19,355)	$(18,742)	$(911)	$(634)

Amounts recognized in the balance sheet
Accrued postretirement benefit liabilities	$19,355	$18,742	$911	$634
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	13,622	14,588	(249)	(365)
Unrecognized prior service cost (credit)	(17,076)	(26,329)	(186)	(175)
Unrecognized net transition obligation (asset)	—	—	20	21

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into post-retirement medical benefits cost during 2010 are $1.3 million and $(9.3) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
	2009	2008	2007
U.S. post retirement plans:
Service cost	$196	$525	$791
Interest cost	1,068	1,640	2,169
Amortization of prior service cost	(9,253)	(6,586)	(2,853)
Amortization of unrecognized loss	1,312	1,432	1,310
Net periodic benefit cost	$(6,677)	$(2,989)	$1,417

Canadian post retirement plans:
Service cost	$8	$10	$27
Interest cost	50	41	62
Amortization of transition obligation	4	4	5
Amortization of prior service cost	(17)	(15)	(18)
Amortization of net actuarial loss	(29)	(15)	—
Net periodic benefit cost	$16	$25	$76
Total net periodic benefit costs	$(6,661)	$(2,964)	$1,493

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. post-retirement plan are as follows:

	December 31,
	2009	2008	2007
Discount rate	5.75%	5.75%	5.75%
Current medical cost trend rate	—	—	9%
Current dental cost trend	—	—	5%
Ultimate medical cost trend rate	—	—	5%
Year trend rate declines to ultimate	—	—	2012

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian post-retirement plan are as follows:

	December 31,
	2009	2008	2007
	5.25%	7%	5.75%
Current medical cost trend rate	8%	9%	10%
Ultimate medical cost trend rate	5%	5%	5%
Year trend rate declines to ultimate	2012	2012	2012

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for all U.S. plans based on a review of the Moody AA Long-Term Corporate Bond Index and a pension liability index.  We adjust the discount rate for all U.S. plans to determine our discount rate for the Canadian plans based on variances in the cost of borrowing money from the central bank and credit spreads.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2010	$1,080
2011	1,104
2012	1,135
2013	1,182
2014	1,238
Years 2015 – 2019	$7,028

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2009 (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$10	$3
Effect on post retirement benefit obligation	$160	$(134)

15.	Other Income (Expense), Net

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest and dividend income	$400	$20	$687
Gain on repurchase of convertible debentures	40	3,847	—
Income (loss) from joint ventures	274	(319)	116
Gain on sale of buildings	1,048	21,845	812
Loss on mortgage defeasance	—	(1,444)	—
Loss on divestiture of European distribution business	(6,608)	—	—
Gain on sale of preferred stock	2,336	—	—
Gain (loss) on disposal of property, plant and equipment	(5)	(394)	(18)
Gain (loss) on foreign exchange	292	(1,280)	1,421
Other income – net	242	395	863
Total other income (expense), net	$(1,981)	$22,670	$3,881

16.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Domestic	$102	$442	$1,473
Foreign	334	1,997	3,720
Total Current	436	2,439	5,193

Deferred:
Domestic	5,534	(10,492)	(2,500)
Foreign	124	(52)	105
Total Deferred	5,658	(10,544)	(2,395)
Total income tax provision	$6,094	$(8,105)	$2,798

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested.  We have provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $22.2 million at the end of 2009, $50.2 million at the end of 2008, and $44.1 million at the end of 2007.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings before income taxes for foreign operations (excluding Puerto Rico) amounted to approximately $5.2 million, $4.9 million, and $9.3 million in 2009, 2008 and 2007, respectively.  Prior to 2006, U.S. income taxes on the earnings of the Puerto Rican subsidiary were largely eligible for tax credits against such U.S. income taxes. During 2006, such earnings became fully subject to U.S. income taxes.  Such earnings are partially exempt from Puerto Rican income taxes under a tax exemption grant expiring in 2016.

Reconciliations between taxes at the United States federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

U.S. federal income tax rate of 35%	$4,200	$(10,221)	$2,880
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	(17)	(1,421)	(93)
State tax credits	—	—	3
Non-deductible compensation	—	1,830	—
Non-deductible portion of goodwill impairment charge	—	551	—
Sale of European distribution business	(2,680)	—	—
Other non-deductible items, net	128	986	809
Income (benefit) taxes attributable to foreign income	1,715	(62)	366
Change in valuation allowance	2,748	232	(1,167)
Provision (benefit) for income taxes	$6,094	$(8,105)	$2,798

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Inventories	$14,329	$13,173
Allowance for customer returns	7,535	7,414
Post-retirement benefits	8,208	7,758
Allowance for doubtful accounts	2,858	4,086
Accrued salaries and benefits	8,492	12,722
Net operating loss, capital loss and tax credit carry forwards	26,103	17,124
Goodwill	1,918	3,385
Deferred gain on building sale	3,438	3,860
Accrued asbestos liabilities	10,479	9,986
Other	3,174	4,909
	86,534	84,417
Valuation allowance (1)	(29,821)	(27,073)
Total deferred tax assets	$56,713	$57,344

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2009	2008
Deferred tax liabilities:
Depreciation	$8,746	$8,855
Promotional costs	267	292
Other	29	113
Total deferred tax liabilities	$9,042	$9,260

Net deferred tax assets	$47,671	$48,084

(1)
Current net deferred tax assets are $18.1 million and $20 million for 2009 and 2008, respectively.  Non-current net deferred tax assets are $29.5 million and $28.1 million for 2009 and 2008, respectively.  The tax valuation allowance was allocated to the current deferred tax assets in the amounts of $11.3 million in 2009 and 2008.  The long term tax deferred assets had a valuation allowance of $18.5 million and $15.8 million in 2009 and 2008, respectively.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized.  We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted.  We consider cumulative losses in recent years as well as the impact of one time events in assessing our core pretax earnings. Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business which include restructuring and integration initiatives which are expected to generate significant savings in future periods.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $47.7 million as of December 31, 2009, which is net of a valuation allowance of $29.8 million.

The deferred tax asset valuation allowance of $29.8 million is intended to provide for uncertainty regarding the ultimate utilization of our state tax credit carryovers, U.S. capital loss carry forwards, U.S. foreign tax credit carryovers, foreign net operating loss carry forwards, and certain long lived deferred tax assets stemming mainly from accrued asbestos liabilities and post-retirement benefit obligations.  In addition, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

During 2009, the valuation allowance increased by $2.7 million which consisted of a $6.9 million increase in the valuation allowance attributable to capital losses in the U.S. resulting from the sale of our European distribution business partially offset by the removal of a $4.2 million U.K. deferred tax asset as a result of the sale.

At December 31, 2009, we have approximately $30 million of domestic and foreign net operating loss carryforwards, of which $2.8 million will expire in 2011 through 2014, and $27.2 million will expire in 2023 through 2029.  We also have foreign tax credit carryforwards of approximately $1.1 million that will expire in 2010 through 2012, a capital loss carryforward of $17.3 million that will expire in 2014 and an alternative minimum tax credit carryforward of approximately $6.4 million, which has no expiration date.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$2,300
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	—
Balance at December 31, 2009	$2,300

The amount of unrecognized tax benefits at December 31, 2009, includes $2 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to taxation in the US and various state, local and foreign jurisdictions. As of December 31, 2009, the Company is no longer subject to U.S. federal tax examinations for years before 2004.  The Company’s fiscal 2007 U.S. federal income tax return and several state tax jurisdictions are currently under audit. We remain subject to examination by US Federal, state, and local tax authorities for tax years 2004 through 2008. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 5 years.  Years still open to examination by foreign tax authorities in major jurisdictions include the United Kingdom (2007 onward), Canada (2004 onward) and Hong Kong (2003 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2010, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

We recognize interest and penalties associated with income tax matters as components of the “provision for income taxes.” Our accrual for interest and penalties was $0.4 million at December 31, 2009.

17.	Industry Segment and Geographic Data

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net sales:
Engine Management	$501,589	$528,157	$527,241
Temperature Control	196,729	194,171	207,604
Europe	29,984	44,205	42,210
Other	7,122	8,708	13,130
Total	$735,424	$775,241	$790,185

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2009	2008	2007
Intersegment Sales:
Engine Management	$35,332	$56,987	$111,739
Temperature Control	16,817	15,257	15,975
Europe	1,880	1,808	291
Other	(54,029)	(74,052)	(128,005)
Total	$—	$—	$—

Depreciation and amortization:
Engine Management	$9,792	$9,362	$9,474
Temperature Control	2,409	2,824	2,936
Europe	974	1,065	1,019
Other	1,179	1,449	1,752
Total	$14,354	$14,700	$15,181

Operating profit (loss):
Engine Management	$28,402	$(24,935)	$28,109
Temperature Control	6,861	2,331	10,215
Europe	(1,884)	510	968
Other	(10,183)	(16,194)	(15,878)
Total	$23,196	$(38,288)	$23,414

Investment in equity affiliates:
Engine Management	$—	$—	$—
Temperature Control	—	—	—
Europe	—	254	145
Other	555	—	2,165
Total	$555	$254	$2,310

Capital expenditures:
Engine Management	$6,207	$7,453	$10,622
Temperature Control	432	1,837	1,542
Europe	535	1,187	1,792
Other	—	23	39
Total	$7,174	$10,500	$13,995

Total assets:
Engine Management	$305,135	$340,713	$443,465
Temperature Control	79,066	112,259	113,440
Europe	5,006	26,637	36,538
Other	95,252	95,418	84,649
Total	$484,459	$575,027	$678,092

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation of segment operating profit (loss) to net earnings (loss):

	Year Ended December 31,
	2009	2008	2007
Operating profit (loss)	$23,196	$(38,288)	$23,414
Other income (expense)	(1,981)	22,670	3,881
Interest expense	9,215	13,585	19,066
Earnings (loss) from continuing operations before taxes	12,000	(29,203)	8,229
Income tax expense (benefit)	6,094	(8,105)	2,798
Earnings (loss) from continuing operations	5,906	(21,098)	5,431
Discontinued operation, net of tax	(2,423)	(1,796)	(3,156)
Net earnings (loss)	$3,483	$(22,894)	$2,275

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment.

	Revenues
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United States	$635,977	$650,498	$663,534
Canada	48,896	51,886	53,901
Europe	29,984	44,205	42,210
Other Foreign	20,567	28,652	30,540
Total	$735,424	$775,241	$790,185

	Long Lived Assets
	December 31,
	2009	2008	2007
	(In thousands)
United States	$85,083	$89,528	$136,029
Europe	2,102	5,714	8,883
Canada	1,892	3,540	3,954
Other Foreign	1,626	605	680
Total	$90,703	$99,387	$149,546

Revenues are attributed to countries based upon the location of the customer. Long lived assets are attributed to countries based upon the location of the assets.

In light of the sale of our European distribution business in November 2009, we are in the process of reviewing and redefining our business organization and structure which may result in a realignment of our business segments in the future.

Our five largest individual customers, including members of a marketing group, accounted for 59% of our consolidated net sales in 2009, 53% of our consolidated net sales in 2008, and 50% of our consolidated net sales in 2007.  During 2009, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive/CSK Auto) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 50.8% of our consolidated sales.  These net sales were generated from our Engine Management and Temperature Control Segments.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Supplemental retirement plan assets

The fair value of the underlying assets held by the plan are based on the quoted market prices of the funds in registered investment companies and the quoted market price of our publicly traded 15% convertible subordinated debentures for funds invested in the 15% unsecured promissory note.

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

The estimated fair values of our financial instruments are as follows (in thousands):

	Carrying Amount	Fair Value
December 31, 2009
Cash and cash equivalents	$10,618	$10,618
Trade accounts receivable	124,823	124,823
Supplemental retirement plan assets	5,319	5,319
Trade accounts payable	54,381	54,381
Short term borrowings	58,497	58,497
Long-term debt	17,908	17,908

December 31, 2008
Cash and cash equivalents	$6,608	$6,608
Trade accounts receivable	174,401	174,401
Supplemental retirement plan assets	5,480	5,480
Trade accounts payable	68,312	68,312
Short term borrowings	193,884	188,668
Long-term debt	273	273

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2009 was as follows (in thousands):

	Total	Real Estate	Other
2009	$9,767	$7,739	$2,028
2008	9,835	7,344	2,491
2007	8,948	5,996	2,952

At December 31, 2009, we are obligated to make minimum rental payments through 2018, under operating leases, which are as follows (in thousands):

2010	$8,928
2011	7,685
2012	5,979
2013	5,905
2014	5,187
Thereafter	9,879
Total	$43,563

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2009 and 2008, we have accrued $10.5 million and $10.2 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2009, 2008 and 2007 were $46.5 million, $45.8 million, and $47.2 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$10,162	$11,317
Liabilities accrued for current year sales	46,517	45,762
Settlements of warranty claims	(46,203)	(46,917)
Balance, end of period	$10,476	$10,162

Letters of Credit.  At December 31, 2009, we had outstanding letters of credit with certain vendors aggregating approximately $5.1 million. These letters of credit are being maintained as security for reimbursements to insurance companies.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change of Control Arrangements.  We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2009, approximately 1,635 cases were outstanding for which we were responsible for any related liabilities. We expect the outstanding cases to increase gradually due to legislation in certain states mandating minimum medical criteria before a case can be heard. Since inception in September 2001 through December 31, 2009, the amounts paid for settled claims are approximately $9 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.3 million in reimbursement for settlement claims and defense costs.  We have submitted additional asbestos-related claims to such insurance carrier for coverage.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Quarterly Financial Data Unit (Unaudited)

	2009 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$160,127	$205,577	$197,498	$172,222
Gross profit	40,122	49,803	46,406	40,893
Earnings (loss) from continuing operations (1)	(5,243)	4,724	5,638	787
Loss from discontinued operation, net of taxes	(202)	(1,639)	(322)	(260)
Net earnings (loss)	$(5,445)	$3,085	$5,316	$527

Net earnings (loss) from continuing operations per common share:
Basic	$(0.25)	$0.25	$0.30	$0.04
Diluted	$(0.25)	$0.25	$0.30	$0.04
Net earnings (loss) per common share:
Basic	$(0.26)	$0.16	$0.28	$0.03
Diluted	$(0.26)	$0.16	$0.28	$0.03

	2008 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$148,876	$202,938	$215,343	$208,084
Gross profit	35,531	48,772	48,629	51,224
Earnings (loss) from continuing operations (2)	(34,070)	397	(772)	13,347
Earnings (loss) from discontinued operation, net of taxes	432	(1,579)	(323)	(326)
Net earnings (loss)	$(33,638)	$(1,182)	$(1,095)	$13,021

Net earnings (loss) from continuing operations per common share:
Basic	$(1.84)	$0.02	$(0.04)	$0.73
Diluted	$(1.84)	$0.02	$(0.04)	$0.68
Net earnings (loss) per common share:
Basic	$(1.81)	$(0.06)	$(0.06)	$0.71
Diluted	$(1.81)	$(0.06)	$(0.06)	$0.66

(1)	Includes a pre-tax loss of $6.6 million from the sale of our European distribution business which was sold in November 2009.

(2)	Includes a non-cash goodwill impairment charge to operations of $38.5 million and an impairment charge related to our Niehoff trademark of $0.9 million during the fourth quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. This evaluation also included consideration of our internal controls and procedures for the preparation of our financial statements as required under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial report as of December 31, 2009. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is incorporated herein by reference.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

Grant Thornton, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is incorporated herein by reference.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2009 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2010 Proxy Statement set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Compensation and Management Development Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2010 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2010 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2010 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	The following financial schedule and related report for the years 2009, 2008 and 2007 is submitted herewith:

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
March 11, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 11, 2010	/s/ Lawrence I. Sills
Lawrence I. Sills
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 11, 2010	/s/ James J. Burke
James J. Burke
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 11, 2010	/s/ Robert M. Gerrity
Robert M. Gerrity, Director

March 11, 2010	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

March 11, 2010	/s/ Arthur S. Sills
Arthur S. Sills, Director

March 11, 2010	/s/ Peter J. Sills
Peter J. Sills, Director

March 11, 2010	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

March 11, 2010	/s/ William H. Turner
William H. Turner, Director

March 11, 2010	/s/ Richard S. Ward
Richard S. Ward, Director

March 11, 2010	/s/ Roger M. Widmann
Roger M. Widmann, Director

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit
Number

3.1	Restated By-Laws, dated May 23, 1996, filed as an Exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

3.2	Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

3.3	Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.1	Employee Stock Ownership Plan and Trust, dated January 1, 1989 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

10.2	1996 Independent Outside Directors Stock Option Plan of Standard Motors Products, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3
1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended and restated, (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-59524), filed on April 25, 2001).

10.4	2006 Omnibus Incentive Plan of Standard Motor Products, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-134239), filed on May 18, 2006)

10.5
2004 Omnibus Stock Option Plan of Standard Motor Products, Inc. and 2004 Independent Directors’ Stock Option Plan of Standard Motor Products, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-134239), filed on June 7, 2005)

10.6	Supplemental Compensation Plan effective October 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.7
Severance Compensation Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8
Severance Compensation Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.9	Credit Agreement, dated as of December 29, 2005, among SMP Motor Products, Ltd., as Borrower, (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 3, 2006).

10.10
Amendment to the Standard Motor Products, Inc. Supplemental Compensation Plan, effective December 1, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit
Number

10.11
Retention Bonus and Insurance Agreement, dated December 26, 2006, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.12
Retention Bonus and Insurance Agreement dated December 26, 2006, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13
Purchase and Sale Agreement, dated December 21, 2007, between Standard Motors Products, Inc. and EXII Northern Boulevard Acquisition LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.14
Lease Agreement, dated March 12, 2008, between Standard Motors Products, Inc. and 37-18 Northern Boulevard LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.15	Standard Motor Products, Inc. Special Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed January 28, 2008).

10.16
First Amendment Agreement dated as of March 20, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed March 21, 2007).

10.17
Second Amended and Restated Credit Agreement dated as of March 20, 2007, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed March 21, 2007).

10.18
Second Amendment Agreement dated as of May 1, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto.

10.19
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

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit
Number

10.21
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

10.22
Amendment No. 4 to Second Amended and Restated Credit Agreement dated as of December 18, 2008, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed December 22, 2008).

10.23
Amendment No. 3 to Credit Agreement dated as of December 18, 2008, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed December 22, 2008).

10.24	Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and John Gethin.

10.25	Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and James Burke.

10.26	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 15, 2008.

10.27
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of May 1, 2009, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed May 4, 2009).

10.28	Indenture, dated as of May 6, 2009, between Standard Motor Products, Inc and HSBC Bank USA, N.A., as trustee.

10.29
Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of June 26, 2009, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wachovia Bank, N.A., as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto.

10.30
Amendment No. 4 to Credit Agreement, dated as of June 26, 2009, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto.

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit
Number

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

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Standard Motor Products, Inc and subsidiaries (the “Company”) referred to in our report dated March 11, 2010, which is included in the annual report to security holders and included in Item 8 of this Form 10-K.  Our report on the consolidated financial statements includes an explanatory paragraph relating to the Company’s adoption of new accounting guidance related to the accounting for uncertainty in income taxes effective January 1, 2007.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2010

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2009, 2008, and 2007

		Additions
	Balance at	Charged to
	beginning	costs and				Balance at
Description	of year	expenses	Other		Deductions	end of year

Year ended December 31, 2009:
Allowance for doubtful accounts	$8,048,000	$946,000	$(344,000	)(2)	$3,287,000	$5,363,000
Allowance for discounts	1,973,000	13,374,000	—		13,748,000	1,599,000
	$10,021,000	$14,320,000	$(344,000	)(2)	$17,035,000	$6,962,000

Allowance for sales returns	$19,664,000	$84,892,000	$(118,000	)(2)	$83,996,000	$20,442,000

Allowance for inventory valuation	$33,729,000	$6,410,000	$(1,316,000	)(2)	$2,510,000	$36,313,000

Year ended December 31, 2008:
Allowance for doubtful accounts	$6,620,000	$1,874,000	$(78,000	)(1)	$368,000	$8,048,000
Allowance for discounts	2,344,000	10,979,000	—		11,350,000	1,973,000
	$8,964,000	$12,853,000	$(78,000	)(1)	$11,718,000	$10,021,000

Allowance for sales returns	$23,149,000	$81,488,000	$—		$84,973,000	$19,664,000

Allowance for inventory valuation	$36,747,000	$3,747,000	$—		$6,765,000	$33,729,000

Year ended December 31, 2007:
Allowance for doubtful accounts	$7,311,000	$709,000	$(1,030,000	)(1)	$370,000	$6,620,000
Allowance for discounts	2,154,000	11,463,000	—		11,273,000	2,344,000
	$9,465,000	$12,172,000	$(1,030,000	)(1)	$11,643,000	$8,964,000

Allowance for sales returns	$21,705,000	$88,889,000	$—		$87,445,000	$23,149,000

Allowance for inventory valuation	$35,438,000	$6,623,000	$—		$5,314,000	$36,747,000

(1) Reclass to non-current for receivables with extended terms.

(2)  Allowances related to European distribution business sold in November 2009.