Form 10-Q
period 2010-03-31
STANDARD MOTOR PRODUCTS INC
filed 2010-05-06
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

or

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
Yes ☐      No ☑

As of the close of business on April 30, 2010, there were 22,753,280 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Net sales	$179,351	$172,222
Cost of sales	135,533	131,329
Gross profit	43,818	40,893
Selling, general and administrative expenses	36,665	36,019
Restructuring and integration expenses	753	1,163
Operating income	6,400	3,711
Other income, net	398	105
Interest expense	1,864	2,477
Earnings from continuing operations before taxes	4,934	1,339
Provision for income taxes	2,067	552
Earnings from continuing operations	2,867	787
Loss from discontinued operations, net of income taxes	(496)	(260)
Net earnings	$2,371	$527
Net earnings per common share – Basic:
Earnings from continuing operations	$0.13	$0.04
Discontinued operations	(0.02)	(0.01)
Net earnings per common share – Basic	$0.11	$0.03
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.13	$0.04
Discontinued operations	(0.02)	(0.01)
Net earnings per common share – Diluted	$0.11	$0.03
Average number of common shares	22,414,311	18,596,218
Average number of common shares and dilutive common shares	22,495,888	18,596,218

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,734	$10,618
Accounts receivable, less allowance for discounts and doubtful accounts of $7,674 and $6,962 for 2010 and 2009, respectively	142,388	124,823
Inventories	210,090	199,752
Deferred income taxes	17,509	18,129
Assets held for sale	433	1,405
Prepaid expenses and other current assets	10,269	9,487
Total current assets	395,423	364,214

Property, plant and equipment, net	61,967	61,478
Goodwill	1,437	1,437
Other intangibles, net	11,803	12,368
Deferred income taxes	28,605	29,542
Other assets	14,325	15,420
Total assets	$513,560	$484,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$75,707	$58,430
Current portion of long-term debt	81	67
Accounts payable	69,826	54,381
Sundry payables and accrued expenses	19,293	24,114
Accrued customer returns	26,306	20,442
Accrued rebates	25,394	25,276
Payroll and commissions	15,132	21,913
Total current liabilities	231,739	204,623
Long-term debt	17,703	17,908
Post-retirement medical benefits	19,490	19,355
Other accrued liabilities	23,907	23,821
Accrued asbestos liabilities	24,472	24,874
Total liabilities	317,311	290,581
Commitments and contingencies Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	77,230	77,238
Retained earnings	81,336	80,083
Accumulated other comprehensive income	4,719	5,475
Treasury stock – at cost 1,387,511 and 1,562,649 shares in 2010 and 2009, respectively	(14,908)	(16,790)
Total stockholders’ equity	196,249	193,878
Total liabilities and stockholders’ equity	$513,560	$484,459

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,371	$527
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,285	3,652
Increase in allowance for doubtful accounts	411	1,061
Increase in inventory reserves	1,048	2,000
Amortization of deferred gain on sale of building	(262)	(262)
Gain on disposal of property, plant and equipment	(198)	–
Equity loss from joint ventures	94	58
Employee stock ownership plan allocation	408	85
Stock-based compensation	205	125
Decrease (increase) in deferred income taxes	1,557	(8)
Loss from discontinued operation, net of income tax	496	260
Change in assets and liabilities:
Increase in accounts receivable	(17,976)	(8,332)
Decrease (increase) in inventories	(11,387)	23,226
Increase in prepaid expenses and other current assets	(266)	(304)
Increase (decrease) in accounts payable	8,958	(13,221)
Increase (decrease) in sundry payables and accrued expenses	(5,578)	9,145
Net changes in other assets and liabilities	(606)	535
Net cash provided by (used in) operating activities	(17,440)	18,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	4	–
Net cash received from the sale of land and buildings	873	–
Divestiture of joint ventures	1,000	4,000
Capital expenditures	(3,065)	(1,320)
Acquisitions of businesses and assets	–	(5,996)
Net cash used in investing activities	(1,188)	(3,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	17,278	(9,792)
Net repayment of long-term debt	(262)	(34)
Increase (decrease) in overdraft balances	6,486	(308)
Adjustment to costs related to issuance of common stock	36	–
Dividends paid	(1,118)	–
Net cash provided by (used in) financing activities	22,420	(10,134)
Effect of exchange rate changes on cash	324	(720)
Net increase in cash and cash equivalents	4,116	4,377
CASH AND CASH EQUIVALENTS at beginning of the period	10,618	6,608
CASH AND CASH EQUIVALENTS at end of the period	$14,734	$10,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$728	$2,987
Income taxes	$524	$889

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2010
 (Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2009	$47,872	$77,238	$80,083	$5,475	$(16,790)	$193,878
Comprehensive income (loss):
Net earnings			2,371			2,371
Foreign currency translation adjustment				396		396
Pension and retiree medical adjustment, net of tax				(1,152)		(1,152)
Total comprehensive income (loss)						1,615
Cash dividends paid			(1,118)			(1,118)
Adjustment to costs related to issuance of common stock		36				36
Stock-based compensation		205				205
Employee Stock Ownership Plan		(249)			1,882	1,633

Balance at March 31, 2010	$47,872	$77,230	$81,336	$4,719	$(14,908)	$196,249

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have controlling financial interest.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2010 presentation.

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

The impact and any associated risks related to significant accounting policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results.  There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Fair Value Measurements

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 (measurements based on other observable inputs) inputs of the fair value hierarchy.  There were no such transfers in the first three months of 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13  which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  We are currently evaluating the impact this new standard will have on our financial statements.

Note 3.  Restructuring and Integration Costs

The aggregated liabilities relating to the restructuring and integration activities as of December 31, 2009 and March 31, 2010 and activity for the three months ended March 31, 2010, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	525	228	753
Cash payments	(1,741)	(192)	(1,933)
Exit activity liability at March 31, 2010	$7,558	$2,007	$9,565

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2.8 million remaining as of March 31, 2010 that is expected to be paid in the amount of $1.2 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity for the three months ended March 31, 2010 related to this program, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	72	—	—	72
Cash payments	(215)	(23)	(248)	(486)
Exit activity liability at March 31, 2010	$1,252	$362	$1,174	$2,788

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, and the closure of our production operations in Corona, California and Hong Kong, China.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the three months ended March 31, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	407	173	580
Cash payments	(653)	(92)	(745)
Exit activity liability at March 31, 2010	$1,101	$81	$1,182

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs related to employee severance and equipment relocation costs have been incurred.  As of March 31, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	27	27
Cash payments	(532)	(27)	(559)
Exit activity liability at March 31, 2010	$—	$—	$—

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March of 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up.  As of March 31, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.9 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of March 31, 2010, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the three months ended March 31, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	46	28	74
Cash payments	(70)	(73)	(143)
Exit activity liability at March 31, 2010	$3,669	$1,926	$5,595

Integration activity for the three months ended March 31, 2010 related to our aggregate integration programs, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	358	323	—	681
Cash payments	(1,220)	(190)	(37)	(1,447)
Exit activity liability at March 31, 2010	$6,155	$497	$125	$6,777

Assets Held for Sale

As of March 31, 2010, we have reported $0.4 million as assets held for sale on our consolidated balance sheet related to the net book value of the vacant land located in the U.K. and the closed facility in Reno, Nevada.  Following plant closures resulting from integration activities, these facilities have been vacant and therefore a decision to solicit bids has been made.  We are hopeful that a negotiated sale to a third-party will occur within the next twelve months, and we will record any resulting gain or loss in other income, net as appropriate.  In January 2010, we sold our Wilson, North Carolina property and in February 2010 we sold the vacant land at one of our locations in the U.K.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4.  Sale of Receivables

We sell undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $82.2 million of receivables during the three months ended March 31, 2010.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $1.2 million and $0.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

Note 5. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of (in thousands):

	March 31, 2010	December 31, 2009
	(In thousands)
Finished goods, net	$139,471	$130,054
Work in process, net	5,304	4,472
Raw materials, net	65,315	65,226
Total inventories, net	$210,090	$199,752

Note 6. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2010	December 31, 2009
	(In thousands)

Revolving credit facilities (1)	$75,707	$58,430
15% convertible subordinated debentures	12,300	12,300
15% unsecured promissory notes	5,098	5,339
Other	386	336
Total debt	$93,491	$76,405

Current maturities of debt	$75,788	$58,497
Long-term debt	17,703	17,908
Total debt	$93,491	$76,405

(1)  Consists of the revolving credit facility and the Canadian term loan.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Deferred Financing Costs

We had deferred financing costs of $5.2 million and $5.6 million as of March 31, 2010 and December 31, 2009, respectively.  These costs relate to our revolving credit facility and the 15% convertible subordinated debentures.  Deferred financing costs as of March 31, 2010 are being amortized, assuming no further prepayments of principal, in the amount of $1.5 million in 2010, $1.7 million in 2011, $1.6 million in 2012 and $0.4 million in 2013.

Revolving Credit Facility

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended) provides for a line of credit of up to $200 million (inclusive of the Canadian term loan described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $92.3 million available for us to borrow pursuant to the formula at March 31, 2010.  At March 31, 2010 and December 31, 2009, the interest rate on our restated credit agreement was 4.1%.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $75.7 million and $58.4 million at March 31, 2010 and December 31, 2009, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2010, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2.9 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures and our 15% unsecured promissory notes due April 15, 2011.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Subordinated Debentures

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  The 15% convertible subordinated debentures carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of March 31, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

Unsecured Promissory Notes to Related Parties

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  The 15% unsecured promissory notes will mature on April 15, 2011, carry an interest rate of 15%, payable semi-annually, are not convertible into common stock and may be prepaid prior to maturity.  The 15% unsecured promissory notes are subordinated in right of payment to all of our existing and future senior indebtedness.  Prepayments of the principal amount have been made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

Capital Leases

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.1 million and $0.4 million, respectively.  As of March 31, 2010, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2009	378,095	$13.26	3.7
Expired	(48,671)	$14.74	—
Exercised	—	—	—
Forfeited, other	(8,900)	$12.75	5.5
Outstanding at March 31, 2010	320,524	$13.05	3.2

Options exercisable at March 31, 2010	320,524	$13.05	3.2

There was no aggregate intrinsic value of all outstanding stock options as of March 31, 2010.  All outstanding stock options as of March 31, 2010 are fully vested and exercisable.  There were no stock options granted in the three months ended March 31, 2010 and 2009, and for the period ended March 31, 2010, we had no unrecognized compensation cost related to stock options and non-vested stock options.  There were no options exercised during the first three months of 2010.

Restricted and Performance Stock Grants

As part of the 2006 Omnibus Incentive Plan, we currently grant shares of restricted and/or performance-based stock to eligible employees and directors.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares become fully vested upon the third and first anniversary of the date of grant for employees and directors, respectively. Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on our evaluation of historical and expected future turnover.

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2009	288,425	$9.40
Granted	—	—
Vested	—	—
Forfeited	(725)	$12.16
Balance at March 31, 2010	287,700	$9.39

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We recorded compensation expense related to restricted shares and performance-based shares of $198,600 ($115,500 net of tax) and $124,600 ($73,200 net of tax) for the three months ended March 31, 2010 and 2009, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $1.3 million at March 31, 2010, and is expected to be recognized as they vest over a weighted average period of 1.5 and 0.1 years for employees and directors, respectively.

Note 8.  Employee Benefits

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2010, we contributed to the trust an additional 170,000 shares from our treasury and released 175,075 shares from the trust leaving 6,930 shares remaining in the trust as of March 31, 2010.

In August 1994, we established an unfunded Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In August 2009, contributions of $73,500 were made related to calendar year 2008.  In March 2010, contributions of $67,000 were made related to calendar year 2009.

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

We provide certain medical and dental care benefits to eligible retired employees.  Eligibility of employees who can participate in this program is limited to employees hired before 1996.  In May 2008, we announced that, in lieu of the then current retiree medical and dental plans previously funded on a pay-as-you-go basis, a Health Reimbursement Account (“HRA”) was established January 1, 2009 for each qualified U.S. retiree.  The plan amendment effectively reduced benefits attributed to employee services already rendered and instead credited a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees.  The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008, which is being amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years) as of that date.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net periodic benefit cost for our defined benefit plans and post retirement benefit plans for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Pension Benefits (1)
Service cost	$22	$22
Interest cost	36	72
Amortization of prior service cost	40	28
Actuarial net (gain) loss	—	(33)
Net periodic benefit cost	$98	$89

Post Retirement Benefits
Service cost	$55	$74
Interest cost	283	273
Amortization of prior service cost	(2,258)	(2,317)
Amortization of transition obligation	1	1
Actuarial net (gain) loss	319	383
Net periodic benefit credit	$(1,600)	$(1,586)

(1)
The components of net periodic benefit costs for the three months ended March 31, 2009 includes the pension cost related to the U.K. pension plan which was disposed of in November 2009 in connection with the sale of our European distribution business.

Note 9. Fair Value Measurements

We follow a three-level fair value hierarchy that prioritizes the inputs to measure fair value.  This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.”  The three levels of inputs used to measure fair value are as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$14,734	$14,734	$10,618	$10,618
Deferred compensation	5,147	5,147	5,319	5,319
Short term borrowings	75,788	75,788	58,497	58,497
Long-term debt	17,703	17,703	17,908	17,908

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

For fair value purposes the carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the funds in registered investment companies and based upon the quoted market price of our publicly traded 15% convertible subordinated debentures which is used as a proxy for funds invested in the 15% unsecured promissory notes, which are considered Level 1 inputs.  The carrying value of our revolving credit facilities, classified as short term borrowings, equals fair market value because the interest rate reflects current market rates.  The fair value of our long-term debt is based upon the quoted market price of our publicly traded 15% convertible subordinated debentures which was also used as a proxy for our 15% unsecured promissory notes, and which is considered a Level 1 input.

Note 10.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Basic Net Earnings per Common Shares:
Earnings from continuing operations	$2,867	$787
Loss from discontinued operation	(496)	(260)
Net earnings available to common stockholders	$2,371	$527

Weighted average common shares outstanding	22,414	18,596

Net earnings from continuing operations per common share	$0.13	$0.04
Loss from discontinued operation per common share	(0.02)	(0.01)
Basic net earnings per common share	$0.11	$0.03

Diluted Net Earnings per Common Share:
Earnings from continuing operations	$2,867	$787
Loss from discontinued operation	(496)	(260)
Net earnings available to common stockholders	$2,371	$527

Weighted average common shares outstanding	22,414	18,596
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	82	—
Dilutive effect of stock options	—	—
Dilutive effect of convertible debentures	—	—
Weighted average common shares outstanding – Diluted	22,496	18,596

Net earnings from continuing operations per common share	$0.13	$0.04
Loss from discontinued operation per common share	(0.02)	(0.01)
Diluted net earnings per common share	$0.11	$0.03

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stock options	321	455
Restricted shares	119	189
15% convertible subordinated debentures	820	—
6.75% convertible subordinated debentures	—	1,394

Note 11.  Comprehensive Income (Loss)

Comprehensive income (loss), net of income tax expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net earnings as reported	$2,371	$527
Foreign currency translation adjustment	396	(1,180)
Postretirement benefit plans:
Reclassification adjustment for recognition of prior period amounts	(1,343)	(1,313)
Unrecognized amounts	191	210
Total comprehensive income (loss)	$1,615	$(1,756)

Note 12.  Industry Segments

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

Effective January 1, 2010, as a result of the sale of our European distribution business, we realigned our business segments to more clearly reflect our evolving business model.  The realignment consisted of moving the results of our Poland manufacturing facility within the Engine Management Segment to reflect the change in responsibility for the operating activities, financial results, forecasts, and strategic plans for the facility to the management of this segment.  Results for the three months ended March 31, 2009 have been reclassified to reflect this realignment.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net Sales
Engine Management	$137,097	$124,313
Temperature Control	40,015	40,260
Europe	—	6,721
All Other	2,239	928
Consolidated	$179,351	$172,222

Intersegment Revenue
Engine Management	$4,432	$7,260
Temperature Control	919	698
Europe	—	21
All Other	(5,351)	(7,979)
Consolidated	$—	$—

Operating Profit
Engine Management	$9,550	$7,575
Temperature Control	23	(1,329)
Europe	—	221
All Other	(3,173)	(2,756)
Consolidated	$6,400	$3,711

Note 13.  Commitments and Contingencies

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2010, approximately 1,525 cases were outstanding for which we were responsible for any related liabilities.  Since inception in September 2001 through March 31, 2010, the amounts paid for settled claims are approximately $9.4 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.3 million in reimbursement for settlement claims and defense costs.  We have submitted additional asbestos-related claims to such insurance carrier for coverage.

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

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of March 31, 2010 and 2009, we have accrued $10.6 million and $10.5 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of period	$10,476	$10,162
Liabilities accrued for current year sales	10,527	10,276
Settlements of warranty claims	(10,438)	(9,915)
Balance, end of period	$10,565	$10,523

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2010, as a result of the sale of our European distribution business, we realigned our business segments to more clearly reflect our evolving business model.  The realignment consisted of moving the results of our Poland manufacturing facility within the Engine Management Segment to reflect the change in responsibility for the operating activities, financial results, forecasts, and strategic plans for the facility to the management of this segment.

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

Interim Results of Operations:

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Sales.  Consolidated net sales for the three months ended March 31, 2010 were $179.4 million, an increase of $7.2 million, or 4.1%, compared to $172.2 million in the same period of 2009.  The increase in net sales is primarily from increases in sales in our Engine Management Segment, offset by a $6.7 million decrease related to the sale of our European distribution business.

The following table summarizes net sales by segment for the quarters ended March 31, 2010 and 2009, respectively:

Three Months Ended March 31,	Engine Management	Temperature Control	Europe	Other	Total
2010
Net sales	$137,097	$40,015	$—	$2,239	$179,351
Gross margins	33,134	8,253	—	2,431	43,818
Gross margin percentage	24.2%	20.6%	—	—	24.4%

2009
Net sales	$124,313	$40,260	$6,721	$928	$172,222
Gross margins	30,525	6,247	1,828	2,293	40,893
Gross margin percentage	24.6%	15.5%	27.2%	—	23.7%

Engine Management’s net sales increased $12.8 million, or 10.3%, to $137.1 million for the first quarter of 2010.  The sales growth was driven by stronger sales across all markets including a rebound in the OE/OES markets, which were down significantly in 2009.  In addition, incremental sales from our acquisition of Federal Mogul’s wire and cable business, which began shipping in September 2009, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales decreased $0.2 million, or 0.6%, to $40 million for the first quarter of 2010.  Temperature Control’s sales are seasonal with shipments primarily in the second and third quarters each year.  The flat results against the first quarter of 2009 primarily reflect the timing for pre-season orders.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased to 24.4% in the first quarter of 2010, compared to 23.7% in the first quarter of 2009.  The increase resulted from improvements in Temperature Control margins of 5.1 percentage points, partially offset by a 0.4 percentage point decrease to Engine Management margins.  The gross margin percentage increase in Temperature Control compared to the prior year was primarily the result of favorable manufacturing variances while the slight decrease in Engine Management gross margin percentage was impacted by the higher mix of OE/OES sales volumes with lower margins.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $0.7 million to $36.7 million or 20.4% of consolidated net sales, in the first quarter of 2010, as compared to $36 million, or 20.9% of consolidated net sales in the first quarter of 2009.  The increase in SG&A expenses is due primarily to an incremental increase in distribution expenses as a result of higher sales volumes and an increase in expense related to our customer accounts receivable factoring program.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $0.8 million in the first quarter of 2010, compared to $1.2 million in the first quarter of 2009.  The 2010 expense related primarily to severance costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities.  The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas manufacturing operations and Wilson, North Carolina facility.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$8,412	$749	$1,584	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	430	323	—	753
Cash payments	(1,435)	(213)	(285)	(1,933)
Exit activity liability at March 31, 2010	$7,407	$859	$1,299	$9,565

Operating income.  Operating income was $6.4 million in the first quarter of 2010, compared to $3.7 million in the first quarter of 2009. The increase of $2.7 million was primarily due to the higher net sales in our Engine Management Segment and an increase in gross margins in our Temperature Control Segment, partially offset by the impact of the divestiture of our European distribution business.

Other income, net. Other income, net increased to $0.4 million in the first quarter of 2010 compared to $0.1 million in the same period in 2009.  Other income, net included a $0.2 million gain on the sale of vacant land at one of our locations in the U.K.

Interest expense.  Interest expense decreased by $0.6 million in the first quarter of 2010 compared to the same period in 2009 due to lower average borrowings partially offset by higher average interest rates.

Income tax provision.  The income tax provision in the first quarter of 2010 was $2.1 million at an effective tax rate of 41.9% compared to $0.6 million and an effective tax rate of 41.2% for the same period in 2009.  The effective tax rate was essentially flat year over year.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.5 million and $0.3 million as a loss from discontinued operation for the first quarter of 2010 and 2009, respectively.  As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities relating to the restructuring and integration activities as of December 31, 2009 and March 31, 2010 and activity for the three months ended March 31, 2010, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	525	228	753
Cash payments	(1,741)	(192)	(1,933)
Exit activity liability at March 31, 2010	$7,558	$2,007	$9,565

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2.8 million remaining as of March 31, 2010 that is expected to be paid in the amount of $1.2 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

Activity for the three months ended March 31, 2010 related to this program, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	72	—	—	72
Cash payments	(215)	(23)	(248)	(486)
Exit activity liability at March 31, 2010	$1,252	$362	$1,174	$2,788

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, and the closure of our production operations in Corona, California and Hong Kong, China.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the three months ended March 31, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	407	173	580
Cash payments	(653)	(92)	(745)
Exit activity liability at March 31, 2010	$1,101	$81	$1,182

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs related to employee severance and equipment relocation costs have been incurred.  As of March 31, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	27	27
Cash payments	(532)	(27)	(559)
Exit activity liability at March 31, 2010	$—	$—	$—

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March of 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up.  As of March 31, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.9 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of March 31, 2010, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the three months ended March 31, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	46	28	74
Cash payments	(70)	(73)	(143)
Exit activity liability at March 31, 2010	$3,669	$1,926	$5,595

Integration activity for the three months ended March 31, 2010 related to our aggregate integration programs, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	358	323	—	681
Cash payments	(1,220)	(190)	(37)	(1,447)
Exit activity liability at March 31, 2010	$6,155	$497	$125	$6,777

Liquidity and Capital Resources

Operating Activities. During the first three months of 2010, cash used in operations amounted to $17.4 million compared to cash provided by operations of $18.5 million in the same period of 2009.  The year-over-year decrease is primarily the result of higher accounts receivables due to an increase in sales volumes and the build-up of inventory levels in response to increased demand, partially offset by higher accounts payable.

Investing Activities.  Cash used in investing activities was $1.2 million in the first three months of 2010, compared to cash used in investing activities of $3.3 million in the same period of 2009.  During 2010, we received a $1 million payment related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships.  In addition, we received proceeds of $0.9 million from the sale of our Wilson, North Carolina building and the sale of the vacant land at one of our locations in the U.K.  Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction agreed to in 2008 offset, in part, by a $4 million cash receipt in connection with our joint venture divestiture.  Capital expenditures in the first three months of 2010 were $3.1 million compared to $1.3 million in the comparable period last year.

Financing Activities. Cash provided by financing activities was $22.4 million in the first three months of 2010, compared to cash used in financing activities of $10.1 million in the same period of 2009.  The increase is primarily due to higher borrowings and an increase in cash overdrafts compared to the same period of 2009.  Dividends of $1.1 million were paid in the first three months of 2010.  No dividends were paid in 2009.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended) provides for a line of credit of up to $200 million (inclusive of the Canadian term loan described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $92.3 million available for us to borrow pursuant to the formula at March 31, 2010. At March 31, 2010 and December 31, 2009, the interest rate on our restated credit agreement was 4.1%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian term loan described below), which are classified as current liabilities, were $75.7 million and $58.4 million at March 31, 2010 and December 31, 2009, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2010, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2.9 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures and our 15% unsecured promissory notes due April 15, 2011. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  The 15% convertible subordinated debentures carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of March 31, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  The 15% unsecured promissory notes will mature on April 15, 2011, carry an interest rate of 15%, payable semi-annually, are not convertible into common stock and may be prepaid prior to maturity.  The 15% unsecured promissory notes are subordinated in right of payment to all of our existing and future senior indebtedness.  Prepayments of the principal amount have been made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations totaling $0.5 million.  As of March 31, 2010, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions. We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $82.2 million of receivables during the three months ended March 31, 2010. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. A charge in the amount of $1.2 million and $0.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months. We continue to evaluate alternative sources to further improve the liquidity of our business. The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, we have a significant amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes. If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2009.

The following table summarizes our contractual commitments as of December 31, 2009 and expiration dates of commitments through 2028:

(in thousands)	2010		2011	2012		2013		2014			2015- 2028	Total
Principal payments of long term debt	$	─	$17,639	$	─	$	─	$	─	$	─	$17,639
Lease obligations		8,928	7,685		5,979		5,905		5,187		9,879	43,563
Post retirement benefits		1,080	1,104		1,135		1,182		1,238		11,645	17,384
Severance payments related to restructuring and integration		4,097	920		751		652		530		3,876	10,826
Total commitments		$14,105	$27,348		$7,865		$7,739		$6,955		$25,400	$89,412

Summary of Significant Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2010, the allowance for sales returns was $26.3 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At March 31, 2010, the allowance for doubtful accounts and for discounts was $7.7 million.

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

At March 31, 2010, we had a valuation allowance of $29.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Share Based Compensation.  Accounting Standards Codification 718 “Stock Compensation,” requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 (measurements based on other observable inputs) inputs of the fair value hierarchy.  There were no such transfers in the first three months of 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13  which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  We are currently evaluating the impact this new standard will have on our financial statements.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty and the Hong Kong dollar. As of March 31, 2010 and December 31, 2009, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 81% at March 31, 2010 and 76.5% at December 31, 2009.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b)           Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2010, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At March 31, 2010, approximately 1,525 cases were outstanding for which we were responsible for any related liabilities.  Since inception in September 2001 through March 31, 2010, the amounts paid for settled claims are approximately $9.4 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.3 million in reimbursement for settlement claims and defense costs.  We have submitted additional asbestos-related claims to such insurance carrier for coverage.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 6, 2010	/s/ James J. Burke
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