Form 10-Q
period 2010-06-30
STANDARD MOTOR PRODUCTS INC
filed 2010-08-03
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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
Yes ☐      No ☑

As of the close of business on July 31, 2010, there were 22,801,672 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net sales	$231,048	$197,498	$410,399	$369,720
Cost of sales	172,659	151,092	308,192	282,421
Gross profit	58,389	46,406	102,207	87,299
Selling, general and administrative expenses	41,803	36,813	78,468	72,832
Restructuring and integration expenses	1,289	1,210	2,042	2,373
Operating income	15,297	8,383	21,697	12,094
Other income, net	298	3,422	696	3,527
Interest expense	2,002	2,325	3,866	4,802
Earnings from continuing operations before taxes	13,593	9,480	18,527	10,819
Provision for income taxes	5,532	3,842	7,599	4,394
Earnings from continuing operations	8,061	5,638	10,928	6,425
Loss from discontinued operations, net of income taxes	(372)	(322)	(868)	(582)
Net earnings	$7,689	$5,316	$10,060	$5,843

Per share data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.36	$0.30	$0.49	$0.34
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.03)
Net earnings per common share – Basic	$0.34	$0.28	$0.45	$0.31

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.35	$0.30	$0.48	$0.34
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)
Net earnings per common share – Diluted	$0.34	$0.28	$0.45	$0.31

Average number of common shares	22,570,886	18,814,723	22,493,031	18,705,997
Average number of common shares and dilutive common shares	23,529,898	20,014,439	22,584,666	18,720,479

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,717	$10,618
Accounts receivable, less allowance for discounts and doubtful accounts of $8,518 and $6,962 for 2010 and 2009, respectively	173,538	124,823
Inventories	218,138	199,752
Deferred income taxes	16,862	18,129
Assets held for sale	433	1,405
Prepaid expenses and other current assets	9,966	9,487
Total current assets	433,654	364,214

Property, plant and equipment, net	61,776	61,478
Goodwill	1,437	1,437
Other intangibles, net	12,104	12,368
Deferred income taxes	27,333	29,542
Other assets	13,862	15,420
Total assets	$550,166	$484,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$69,795	$58,430
Current portion of long-term debt	17,450	67
Accounts payable	85,364	54,381
Sundry payables and accrued expenses	26,284	24,114
Accrued customer returns	34,612	20,442
Accrued rebates	28,698	25,276
Payroll and commissions	19,038	21,913
Total current liabilities	281,241	204,623
Long-term debt	284	17,908
Post-retirement medical benefits	19,478	19,355
Other accrued liabilities	23,756	23,821
Accrued asbestos liabilities	24,135	24,874
Total liabilities	348,894	290,581
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	77,424	77,238
Retained earnings	87,897	80,083
Accumulated other comprehensive income	2,465	5,475
Treasury stock – at cost 1,338,919 and 1,562,649 shares in 2010 and 2009, respectively	(14,386)	(16,790)
Total stockholders’ equity	201,272	193,878
Total liabilities and stockholders’ equity	$550,166	$484,459

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,060	$5,843
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,673	7,263
Increase in allowance for doubtful accounts	804	865
Increase in inventory reserves	2,241	2,993
Amortization of deferred gain on sale of building	(524)	(524)
Gain on disposal of property, plant and equipment	(151)	—
Gain on sale of investment	—	(2,336)
Equity loss (income) from joint ventures	19	(14)
Employee stock ownership plan allocation	817	171
Stock-based compensation	921	590
Decrease in deferred income taxes	3,475	—
Loss from discontinued operations, net of income taxes	868	582
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(49,519)	3,732
Decrease (increase) in inventories	(19,769)	36,495
Decrease (increase) in prepaid expenses and other current assets	(406)	1,351
Increase (decrease) in accounts payable	26,244	(2,317)
Increase in sundry payables and accrued expenses	16,983	21,016
Net changes in other assets and liabilities	(1,744)	(3,112)
Net cash provided by (used in) operating activities	(3,008)	72,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	12	4
Net cash received from the sale of land and buildings	873	—
Divestiture of joint ventures	1,000	4,000
Proceeds from sale of preferred stock investment	—	3,896
Capital expenditures	(5,838)	(3,935)
Acquisitions of businesses and assets	(2,024)	(5,996)
Net cash used in investing activities	(5,977)	(2,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	11,366	(58,000)
Net repayment of long-term debt	(312)	(508)
Increase (decrease) in overdraft balances	4,739	(2,476)
Adjustment to costs related to issuance of common stock	36	—
Payments of debt issuance cost	—	(3,790)
Dividends paid	(2,246)	—
Net cash provided by (used in) financing activities	13,583	(64,774)
Effect of exchange rate changes on cash	(499)	2,049
Net increase in cash and cash equivalents	4,099	7,842
CASH AND CASH EQUIVALENTS at beginning of the period	10,618	6,608
CASH AND CASH EQUIVALENTS at end of the period	$14,717	$14,450

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,882	$4,450
Income taxes	$1,141	$1,481

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2010
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at March 31, 2010	$47,872	$77,230	$81,336	$4,719	$(14,908)	$196,249
Comprehensive income:
Net earnings			7,689			7,689
Foreign currency translation adjustment				(1,119)		(1,119)
Pension and retiree medical adjustment, net of tax				(1,135)		(1,135)
Total comprehensive income						5,435
Cash dividends paid			(1,128)			(1,128)
Stock-based compensation		194			522	716

Balance at June 30, 2010	$47,872	$77,424	$87,897	$2,465	$(14,386)	$201,272

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2010
 (Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2009	$47,872	$77,238	$80,083	$5,475	$(16,790)	$193,878
Comprehensive income:
Net earnings			10,060			10,060
Foreign currency translation Adjustment				(723)		(723)
Pension and retiree medical adjustment, net of tax				(2,287)		(2,287)
Total comprehensive income						7,050
Cash dividends paid			(2,246)			(2,246)
Adjustment to costs related to issuance of common stock		36				36
Stock-based compensation		399			522	921
Employee Stock Ownership Plan		(249)			1,882	1,633

Balance at June 30, 2010	$47,872	$77,424	$87,897	$2,465	$(14,386)	$201,272

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

Standard Motor Products, Inc. (referred to hereinafter in these notes to consolidated financial statements as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on the original equipment and original equipment service markets.

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

Note 2. Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, pensions and other postretirement benefits, asbestos, environmental and litigation matters, the valuation of deferred tax assets and sales return allowances.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Fair Value Measurements

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 inputs (measurements based on other observable inputs) of the fair value hierarchy.  There were no such transfers in the first six months of 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  We are currently evaluating the impact this new standard will have on our financial statements.

Note 3.  Restructuring and Integration Costs

The aggregate liabilities relating to the restructuring and integration activities as of December 31, 2009 and June 30, 2010 and activity for the six months ended June 30, 2010 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	1,234	808	2,042
Cash payments	(2,675)	(364)	(3,039)
Exit activity liability at June 30, 2010	$7,333	$2,415	$9,748

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2.4 million remaining as of June 30, 2010 that is expected to be paid in the amount of $0.8 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the six months ended June 30, 2010 related to this program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	96	—	—	96
Cash payments	(373)	(44)	(447)	(864)
Exit activity liability at June 30, 2010	$1,118	$341	$975	$2,434

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

Activity for the six months ended June 30, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,218	727	1,945
Change in estimated expenses	(36)	—	(36)
Cash payments	(1,136)	(221)	(1,357)
Exit activity liability at June 30, 2010	$1,393	$506	$1,899

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs were incurred related to employee severance and equipment relocation.  As of June 30, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	32	32
Cash payments	(532)	(32)	(564)
Exit activity liability at June 30, 2010	$—	$—	$—

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of June 30, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.9 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of June 30, 2010, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the six months ended June 30, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	(80)	49	(31)
Change in estimated expenses	36	—	36
Cash payments	(143)	(111)	(254)
Exit activity liability at June 30, 2010	$3,506	$1,909	$5,415

Integration activity, by segment, for the six months ended June 30, 2010 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,200	746	—	1,946
Cash payments	(1,842)	(259)	(74)	(2,175)
Exit activity liability at June 30, 2010	$6,375	$851	$88	$7,314

Assets Held for Sale

As of June 30, 2010, we have reported $0.4 million as assets held for sale on our consolidated balance sheet related to the net book value of vacant land located in the U.K. and the closed facility in Reno, Nevada.  Following plant closures resulting from integration activities, these facilities have been vacant and therefore a decision to solicit bids has been made.  We are hopeful that a negotiated sale to a third-party will occur within the next twelve months, and we will record any resulting gain or loss in other income, net as appropriate.  In January 2010, we sold our Wilson, North Carolina property and in February 2010 we sold vacant land at one of our locations in the U.K.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4.  Sale of Receivables

We sell undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $112 million and $194.2 million of receivables during the three months and six months ended June 30, 2010, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $1.7 million and $2.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2010, respectively, and $0.6 million and $1 million for the comparable periods in 2009.

Note 5. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first in, first out method) or market, consist of (in thousands):

	June 30, 2010	December 31, 2009
	(In thousands)
Finished goods, net	$142,170	$130,054
Work in process, net	5,633	4,472
Raw materials, net	70,335	65,226
Total inventories, net	$218,138	$199,752

Note 6. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2010	December 31, 2009
	(In thousands)

Revolving credit facilities	$69,795	$58,430
15% convertible subordinated debentures	12,300	12,300
15% unsecured promissory notes (1)	5,067	5,339
Other	367	336
Total debt	$87,529	$76,405

Current maturities of debt	$87,245	$58,497
Long-term debt	284	17,908
Total debt	$87,529	$76,405

(1)	The 15% unsecured promissory notes were repaid in full in July 2010 with funds from our revolving credit facility.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Deferred Financing Costs

We had deferred financing costs of $4.7 million and $5.6 million as of June 30, 2010 and December 31, 2009, respectively.  These costs relate to our revolving credit facility and the 15% convertible subordinated debentures.  Deferred financing costs as of June 30, 2010 are being amortized, assuming no further prepayments of principal, in the amount of $1 million in 2010, $1.7 million in 2011, $1.6 million in 2012 and $0.4 million in 2013.

Revolving Credit Facility

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $117.4 million available for us to borrow pursuant to the formula at June 30, 2010.  At June 30, 2010 and December 31, 2009, the interest rate on our restated credit agreement was 4.5% and 4.1%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $69.8 million and $58.4 million at June 30, 2010 and December 31, 2009, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2010, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.    Based upon amounts outstanding as of June 30, 2010, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2.9 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures and our 15% unsecured promissory notes due April 15, 2011.  In July 2010, we prepaid the remaining outstanding principal amount of our 15% unsecured promissory notes due April 15, 2011.  As a result of the prepayment, the reduction of our borrowing availability beginning October 15, 2010 has been reduced on a monthly basis from $2.9 million to $2 million.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Canadian Revolving Credit Facility

In May 2010, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amended Canadian Credit Agreement provides for the conversion of the then existing $10 million line of credit into a revolving credit facility.  The amendment also modifies certain provisions of the amended Canadian Credit Agreement to parallel the revolving credit provisions of our restated credit agreement with General Electric Capital Corporation (described above).  As of June 30, 2010, $7 million of the $10 million available line of credit is outstanding and is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in March 2013.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.

Subordinated Debentures

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  The 15% convertible subordinated debentures carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of June 30, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

Unsecured Promissory Notes to Related Parties

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  In July 2010, we prepaid the remaining outstanding principal amount with funds from our revolving credit facility.  The 15% unsecured promissory notes would have matured on April 15, 2011, carried an interest rate of 15%, payable semi-annually, were not convertible into common stock and may have been prepaid prior to maturity.  The 15% unsecured promissory notes were subordinated in right of payment to all of our existing and future senior indebtedness.  Prepayments of the principal amount had been made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

Capital Leases

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.1 million and $0.4 million, respectively.  As of June 30, 2010, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2009	378,095	$13.26	3.7
Expired	(52,671)	$14.33	—
Exercised	—	—	—
Forfeited, other	(8,900)	$12.75	5.5
Outstanding at June 30, 2010	316,524	$13.10	3.2

Options exercisable at June 30, 2010	316,524	$13.10	3.2

There was no aggregate intrinsic value of all outstanding stock options as of June 30, 2010.  All outstanding stock options as of June 30, 2010 are fully vested and exercisable.  There were no stock options granted in the six months ended June 30, 2010 and 2009, and for the period ended June 30, 2010, we had no unrecognized compensation cost related to stock options and non-vested stock options.  There were no options exercised during the first six months of 2010.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2010:
	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2009	288,425	$9.40
Granted	6,000	$7.94
Vested	(6,000)	$4.70
Forfeited	(925)	$11.04
Balance at June 30, 2010	287,500	$9.30

We recorded compensation expense related to restricted shares and performance-based shares of $551,000 ($320,100 net of tax) and $207,200 ($123,050 net of tax) for the six months ended June 30, 2010 and 2009, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $1.5 million at June 30, 2010, and is expected to be recognized as they vest over a weighted average period of 1.3 and 0.8 years for employees and directors, respectively.

Note 8.  Employee Benefits

The components of net periodic benefit cost for our defined benefit plans and post retirement benefit plans for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pension Benefits (1)
Service cost	$22	$22	$45	$43
Interest cost	36	72	73	144
Amortization of prior service cost	40	28	80	55
Actuarial net (gain) loss	—	(33)	—	(65)
Net periodic benefit cost	$98	$89	$198	$177

Postretirement Benefits
Service cost	$41	$74	$96	$149
Interest cost	330	273	613	547
Amortization of prior service cost	(2,257)	(2,317)	(4,515)	(4,634)
Amortization of transition obligation	1	1	2	2
Actuarial net loss	368	383	687	767
Net periodic benefit cost	$(1,517)	$(1,586)	$(3,117)	$(3,169)

(1)
The components of net periodic benefit costs for the three and six months ended June 30, 2009 include the cost related to the U.K. pension plan which was disposed of in November 2009 in connection with the sale of our European distribution business.

For the six months ended June 30, 2010, we made employee benefit contributions of $0.6 million related to our postretirement plans. Based on current actuarial estimates, we believe we will be required to make approximately $1.1 million in contributions for 2010.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties.  During 2010, we contributed to the trust an additional 170,000 shares from our treasury and released 175,075 shares from the trust leaving 6,930 shares remaining in the trust as of June 30, 2010.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$14,717	$14,717	$10,618	$10,618
Deferred compensation	5,409	5,409	5,319	5,319
Short term borrowings	87,245	87,245	58,497	58,497
Long-term debt	284	284	17,908	17,908

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic Net Earnings per Common Shares:
Earnings from continuing operations	$8,061	$5,638	$10,928	$6,425
Loss from discontinued operations	(372)	(322)	(868)	(582)
Net earnings available to common stockholders	$7,689	$5,316	$10,060	$5,843

Weighted average common shares outstanding	22,571	18,815	22,493	18,706

Net earnings from continuing operations per common share	$0.36	$0.30	$0.49	$0.34
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.04)	(0.03)
Basic net earnings per common share	$0.34	$0.28	$0.45	$0.31

Diluted Net Earnings per Common Share:
Earnings from continuing operations	$8,061	$5,638	$10,928	$6,425
Interest income on debenture conversions (net of income tax expense)	277	280	–	–
Earnings from continuing operations plus assumed conversions	8,338	5,918	10,928	6,425
Loss from discontinued operations	(372)	(322)	(868)	(582)
Net earnings available to common stockholders plus assumed conversions	$7,966	$5,596	$10,060	$5,843

Weighted average common shares outstanding	22,571	18,815	22,493	18,706
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	139	52	92	14
Dilutive effect of convertible debentures	820	1,147	–	–
Weighted average common shares outstanding – Diluted	23,530	20,014	22,585	18,720

Net earnings from continuing operations per common share	$0.35	$0.30	$0.48	$0.34
Loss from discontinued operations per common share	(0.01)	(0.02)	(0.03)	(0.03)
Diluted net earnings per common share	$0.34	$0.28	$0.45	$0.31

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	317	430	317	430
Restricted shares	61	110	108	162
6.75% convertible subordinated debentures	–	–	–	1,270
15% convertible subordinated debentures	–	505	820	254

Note 11.  Comprehensive Income

Comprehensive income, net of income tax expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings as reported	$7,689	$5,316	$10,060	$5,843
Foreign currency translation adjustment	(1,119)	3,229	(723)	2,049
Postretirement benefit plans:
Reclassification adjustment for recognition of prior period amounts	(1,356)	(1,624)	(2,699)	(2,937)
Unrecognized amounts	221	210	412	420
Total comprehensive income	$5,435	$7,131	$7,050	$5,375

Note 12.  Industry Segments

In November 2009, we sold our European distribution business to the managers of the business for £1.8 million ($3 million) in cash and a promissory note and approximately £1.4 million ($2.3 million) in assumed debt.  In connection with the sale, we retained our manufacturing operation in Poland, certain land available for sale in the United Kingdom, and a small investment is a joint venture.  The third-party owned European operations will continue to buy manufactured product from our facility in Poland and from our domestic operations through two separate supply agreements.  As such, we are expected to receive significant continuing cash flows as a result of a continuation of activities between us and the disposed business (the European operations), and therefore the European operation’s results of operations have not been presented as a discontinued operation.

Effective January 1, 2010, as a result of the sale of our European distribution business, we realigned our business segments to more clearly reflect our evolving business model.  The realignment consisted of moving the results of our Poland manufacturing facility within the Engine Management Segment to reflect the change in responsibility for the operating activities, financial results, forecasts, and strategic plans for the facility to the management of this segment.  Results for the three months and six months ended June 30, 2009 have been reclassified to reflect this realignment.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales
Engine Management	$152,815	$122,986	$289,912	$247,299
Temperature Control	73,926	65,661	113,941	105,921
Europe	–	7,325	–	14,046
All Other	4,307	1,526	6,546	2,454
Consolidated	$231,048	$197,498	$410,399	$369,720

Intersegment Revenue
Engine Management	$4,576	$3,946	$9,008	$11,206
Temperature Control	1,004	1,122	1,923	1,820
Europe	–	71	–	92
All Other	(5,580)	(5,139)	(10,931)	(13,118)
Consolidated	$–	$–	$–	$–

Operating Profit
Engine Management	$10,339	$8,804	$19,889	$16,378
Temperature Control	7,282	2,967	7,304	1,638
Europe	–	(868)	–	(647)
All Other	(2,324)	(2,520)	(5,496)	(5,275)
Consolidated	$15,297	$8,383	$21,697	$12,094

Note 13.  Commitments and Contingencies

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2010, approximately 1,534 cases were outstanding for which we were responsible for any related liabilities.  Since inception in September 2001 through June 30, 2010, the amounts paid for settled claims are approximately $9.7 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.3 million in reimbursement for settlement claims and defense costs.  We have submitted additional asbestos-related claims to such insurance carrier for coverage.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We will submit claims to this carrier after we have exhausted our coverage under the agreement with the primary insurance carrier discussed above.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2010 and 2009, we have accrued $13.8 million and $12 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$10,565	$10,523	$10,476	$10,162
Liabilities accrued for current year sales	14,077	12,168	24,604	22,444
Settlements of warranty claims	(10,819)	(10,686)	(21,257)	(20,601)
Balance, end of period	$13,823	$12,005	$13,823	$12,005

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Interim Results of Operations:

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Sales.  Consolidated net sales for the three months ended June 30, 2010 were $231 million, an increase of $33.5 million, or 17%, compared to $197.5 million in the same period of 2009. The increase in net sales is due to higher sales in our Engine Management and Temperature Control segments, offset by a $7.3 million decrease related to the sale of our European distribution business.

The following table summarizes net sales and gross margins by segment for the quarters ended June 30, 2010 and 2009, respectively:

Three Months Ended June 30,	Engine Management	Temperature Control	Europe	Other	Total
2010
Net sales	$152,815	$73,926	$—	$4,307	$231,048
Gross margins	37,488	17,707	—	3,194	58,389
Gross margin percentage	24.5%	24%	—	—	25.3%

2009
Net sales	$122,986	$65,661	$7,325	$1,526	$197,498
Gross margins	31,077	11,462	1,871	1,996	46,406
Gross margin percentage	25.3%	17.5%	25.5%	—	23.5%

Engine Management’s net sales increased $29.8 million, or 24.3%, to $152.8 million for the second quarter of 2010.  The sales growth was driven by continued stronger sales across all markets including a rebound in the OE/OES markets, which were down significantly in 2009, and inventory increases on the part of several customers as they return to more normalized stocking levels.  In addition, incremental sales from our acquisition of Federal Mogul’s wire and cable business, which began shipping in September 2009, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales increased $8.3 million, or 12.6%, to $73.9 million for the second quarter of 2010.  The increase in sales primarily reflects incremental new business in our retail market and an increase in demand in both the retail and traditional markets as customer built up inventories in response to warmer temperatures.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased to 25.3% in the second quarter of 2010, compared to 23.5% in the second quarter of 2009.  The increase resulted from improvements in Temperature Control margins of 6.5 percentage points, partially offset by a 0.8 percentage point decrease to Engine Management margins.  The gross margin percentage increase in Temperature Control compared to the prior year was primarily the result of increased production improving fixed overhead absorption while the Engine Management gross margin percentage was negatively impacted by higher mix of OE/OES sales volumes and mix of lower margin products, offset, in part, by improving fixed overhead absorption resulting from increased production.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $5 million to $41.8 million or 18.1% of consolidated net sales, in the second quarter of 2010, as compared to $36.8 million, or 18.6% of consolidated net sales in the second quarter of 2009.  The increase in SG&A expenses is due primarily to an incremental increase in selling, marketing and distribution expenses as a result of higher sales volumes, partially offset by a reduction in administration expenses.  Expenses related to the sale of receivables, which are included in SG&A, were $1.7 million in the second quarter of 2010 compared to $0.6 million in the same period of last year.

Restructuring and integration expenses.  Restructuring and integration expenses increased slightly to $1.3 million in the second quarter of 2010, compared to $1.2 million in the second quarter of 2009.  The 2010 expense related primarily to severance costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities and a charge related to the closure of our Long Island City building.  The 2009 expense related primarily to demolition costs incurred at our European properties held for sale and other exit costs incurred in connection with the closure of our Edwardsville, Kansas manufacturing operations and Wilson, North Carolina facility.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at March 31, 2010	$7,407	$859	$1,299	$9,565
Restructuring and integration costs:
Amounts provided for during 2010	866	423	—	1,289
Cash payments	(780)	(90)	(236)	(1,106)
Exit activity liability at June 30, 2010	$7,493	$1,192	$1,063	$9,748

Operating income.  Operating income was $15.3 million in the second quarter of 2010, compared to $8.4 million in the second quarter of 2009.  The increase of $6.9 million was primarily due to the higher net sales and an increase in Temperature Control gross margins, partially offset by increased SG&A expenses.

Other income, net. Other income, net decreased to $0.3 million in the second quarter of 2010 compared to $3.4 million in the same period in 2009.  In the second quarter of 2009, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million.

Interest expense.  Interest expense decreased by $0.3 million in the second quarter of 2010 compared to the same period in 2009 due to lower average borrowings partially offset by higher average interest rates.

Income tax provision.  The income tax provision in the second quarter of 2010 was $5.5 million at an effective tax rate of 40.7% compared to $3.8 million and an effective tax rate of 40.5% for the same period in 2009.  The effective tax rate was essentially flat year over year.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.4 million and $0.3 million as a loss from discontinued operation for the second quarter of 2010 and 2009, respectively.  As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Sales.  Consolidated net sales for the six months ended June 30, 2010 were $410.4 million, an increase of $40.7 million, or 11%, compared to $369.7 million in the same period of 2009. The increase in net sales is due to higher sales in our Engine Management and Temperature Control Segments offset by a $14 million decrease related to the sale of our European distribution business.

The following table summarizes net sales and gross margins by segment for the six months ended June 30, 2010 and 2009, respectively:

Six Months Ended June 30,	Engine Management	Temperature Control	Europe	Other	Total
2010
Net sales	$289,912	$113,941	$—	$6,546	$410,399
Gross margins	70,622	25,960	—	5,625	102,207
Gross margin percentage	24.4%	22.8%	—	—	24.9%

Six Months Ended June 30,	Engine Management	Temperature Control	Europe	Other	Total
2009
Net sales	$247,299	$105,921	$14,046	$2,454	$369,720
Gross margins	61,603	17,708	3,698	4,290	87,299
Gross margin percentage	24.9%	16.7%	26.3%	—	23.6%

Engine Management’s net sales increased $42.6 million, or 17.2%, to $289.9 million for the first six months of 2010.  Engine Management’s revenue growth was driven by overall strong demand for our products across all market channels including inventory increases on the part of several customers as they return to more normalized stocking levels.  In addition, incremental sales from our acquisition of Federal Mogul’s wire and cable business, which began shipping in September 2009, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales increased $8 million, or 7.6%, to $113.9 million for the first six months of 2010.  The increase in sales primarily reflects incremental new business in our retail market and continued strong demand in our traditional business.

Gross margins. Gross margins, as a percentage of consolidated net sales, for the six months ended June 30, 2010 increased to 24.9% compared to 23.6% the same period of 2009. The increase resulted from a 6.1 percentage point increase in Temperature Control margins offset, in part, by a decrease in Engine Management margins of 0.5 percentage points. Temperature Control’s gross margin increase resulted primarily from favorable manufacturing and price variances as sales volumes increased due to stronger demand and incremental new sales. The decrease in the Engine Management margins was the result of a higher mix of OE/OES sales volumes and mix of lower margin products, offset, in part, by improving fixed overhead absorption resulting from increased production.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $5.7 million to $78.5 million or 19.1% of consolidated net sales, in the six months ended June 30, 2010, as compared to $72.8 million, or 19.7% of consolidated net sales in like period of 2009.  The increase in SG&A expenses is due primarily to higher selling, marketing and distribution expenses as a result of the increase in sales.  Expenses related to the sale of receivables, which are included in SG&A, were $2.9 million in the six months ended June 30, 2010 compared to $1 million in the same period last year.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $2 million for the six months ended June 30, 2010, compared to $2.4 million in the same period of 2009.  The 2010 expense related primarily to severance costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities and a charge related to the closure of our Long Island City building.  The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas manufacturing operations and Wilson, North Carolina facility and building demolition costs incurred at our European properties held for sale.

Operating income.  Operating income was $21.7 million in the first six months of 2010, compared to $12.1 million in 2009. The increase of $9.6 million was due primarily to stronger sales across all markets of our Engine Management Segment including a rebound in the OE/OES markets and higher sales volumes and favorable manufacturing variances in our Temperature Control Segment, offset, in part, by an increase in SG&A expenses.

Other income, net. Other income, net decreased to $0.7 million for the six months ended June 30, 2010 compared to $3.5 million in the same period in 2009.  In 2010, other income, net included a $0.2 million gain on the sale of vacant land at one of our locations in the U.K.  In the second quarter of 2009, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million.

Interest expense.  Interest expense decreased by $0.9 million to $3.9 million in the six months ended June 30, 2010, compared to $4.8 million in the same period in 2009.  The decline is due primarily to lower average borrowings partially offset by higher average interest rates.

Income tax provision.  The income tax provision in the six months ended June 30, 2010 was $7.6 million at an effective tax rate of 41%, compared to $4.4 million and an effective tax rate of 40.6% for the same period in 2009.  The effective tax rate was essentially flat year over year.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.9 million and $0.6 million as a loss from discontinued operation for the six months ended June 30, 2010 and 2009, respectively.  As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities relating to the restructuring and integration activities as of December 31, 2009 and June 30, 2010 and activity for the six months ended June 30, 2010, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	1,234	808	2,042
Cash payments	(2,675)	(364)	(3,039)
Exit activity liability at June 30, 2010	$7,333	$2,415	$9,748

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2.4 million remaining as of June 30, 2010 that is expected to be paid in the amount of $0.8 million in 2010, $0.6 million in 2011, and $1 million for the period 2012-2015.

Activity for the six months ended June 30, 2010 related to this program, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	96	—	—	96
Cash payments	(373)	(44)	(447)	(864)
Exit activity liability at June 30, 2010	$1,118	$341	$975	$2,434

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

Activity for the six months ended June 30, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,218	727	1,945
Change in estimated expenses	(36)	—	(36)
Cash payments	(1,136)	(221)	(1,357)
Exit activity liability at June 30, 2010	$1,393	$506	$1,899

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs were incurred related to employee severance and equipment relocation.  As of June 30, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	32	32
Cash payments	(532)	(32)	(564)
Exit activity liability at June 30, 2010	$—	$—	$—

Reynosa Integration Program

During 2006 and 2007, we announced plans for the closure of our Long Island City, New York and Puerto Rico manufacturing facilities and integration of operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City that was completed in March of 2008, we incurred severance costs and costs associated with equipment removal, capital expenditures, and environmental clean-up.  As of June 30, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.9 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of June 30, 2010, the reserve balance related to the pension withdrawal liability of $3.2 million is included in the workforce reduction reserve.

Activity for the six months ended June 30, 2010 related to this program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	(80)	49	(31)
Change in estimated expenses	36	—	36
Cash payments	(143)	(111)	(254)
Exit activity liability at June 30, 2010	$3,506	$1,909	$5,415

Integration activity for the six months ended June 30, 2010 related to our aggregate integration programs, by segment, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,200	746	—	1,946
Cash payments	(1,842)	(259)	(74)	(2,175)
Exit activity liability at June 30, 2010	$6,375	$851	$88	$7,314

Liquidity and Capital Resources

Operating Activities. During the first six months of 2010, cash used in operations amounted to $3 million compared to cash provided by operations of $72.6 million in the same period of 2009.  The year-over-year decrease is primarily the result of higher accounts receivables due to an increase in sales volumes and the build-up of inventory levels in response to increased demand, partially offset by higher payables and accrued expenses.

Investing Activities.  Cash used in investing activities was $6 million in the first six months of 2010, compared to $2 million in the first six months of 2009.  During 2010, we received a $1 million payment related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships and received proceeds of $0.9 million from the sale of our Wilson, North Carolina building and the sale of the vacant land at one of our locations in the U.K.  In addition, investing activities in 2010 included a $2 million payment related to the acquisition of certain products lines by our Temperature Control Segment.

Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction entered in 2008 offset, in part, by a $4 million cash receipt in connection with our joint venture divestiture and $3.9 million in proceeds received in connection with the redemption of preferred stock of a third-party issuer.  Capital expenditures in the first six months of 2010 were $5.8 million compared to $3.9 million in the comparable period last year.

Financing Activities. Cash provided by financing activities was $13.6 million in the first six months of 2010, compared to cash used in financing activities of $64.8 million in the same period of 2009.  The increase is primarily due to higher borrowings and an increase in cash overdrafts compared to the same period of 2009.  During 2010 increased borrowings were used to finance the increase in working capital resulting from the increase in sales volumes and inventory build-up and to finance cash used in investing activities while during 2009, we reduced our borrowings under our revolving credit facilities by $58 million reflecting the impact of the accounts receivable factoring programs and improved working capital management.  Dividends of $2.2 million were paid in the first six months of 2010.  No dividends were paid in 2009.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $117.4 million available for us to borrow pursuant to the formula at June 30, 2010.  At June 30, 2010 and December 31, 2009, the interest rate on our restated credit agreement was 4.5% and 4.1%, respectively. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $69.8 million and $58.4 million at June 30, 2010 and December 31, 2009, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2010, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Based upon amounts outstanding as of June 30, 2010, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2.9 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures and our 15% unsecured promissory notes due April 15, 2011.  In July 2010, we prepaid the remaining outstanding principal amount of our 15% unsecured promissory notes due April 15, 2011.  As a result of the prepayment, the reduction of our borrowing availability beginning October 15, 2010 has been reduced on a monthly basis from $2.9 million to $2 million.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In May 2010, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amended Canadian Credit Agreement provides for the conversion of the then existing $10 million line of credit into a revolving credit facility.  The amendment also modifies certain provisions of the amended Canadian Credit Agreement to parallel the revolving credit provisions of our restated credit agreement with General Electric Capital Corporation (described above).  As of June 30, 2010, $7 million of the $10 million available line of credit is outstanding and is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in March 2013.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  The 15% convertible subordinated debentures carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of June 30, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  In July 2010, we prepaid the remaining outstanding principal amount with funds from our revolving credit facility.  The 15% unsecured promissory notes would have matured on April 15, 2011, carried an interest rate of 15%, payable semi-annually, were not convertible into common stock and may have been prepaid prior to maturity.  The 15% unsecured promissory notes were subordinated in right of payment to all of our existing and future senior indebtedness.  Prepayments of the principal amount had been made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.1 million and $0.4 million, respectively.  As of June 30, 2010, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $112 million and $194.2 million of receivables during the three months and six months ended June 30, 2010, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $1.7 million and $2.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2010, respectively, and $0.6 million and $1 million for the comparable periods in 2009.

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

The following table summarizes our contractual commitments as of December 31, 2009 and expiration dates of commitments through 2028:

(in thousands)	2010	2011	2012	2013	2014	2015- 2028	Total
Principal payments of long term debt (1)	$–	$17,639	$–	$–	$–	$–	$17,639
Lease obligations	8,928	7,685	5,979	5,905	5,187	9,879	43,563
Postretirement benefits	1,080	1,104	1,135	1,182	1,238	11,645	17,384
Severance payments related to restructuring and integration	4,097	920	751	652	530	3,876	10,826
Total commitments	$14,105	$27,348	$7,865	$7,739	$6,955	$25,400	$89,412

(1)	The $5.1 million principal amount of the 15% unsecured promissory notes due April 2011 was repaid in full in July 2010 with funds from our revolving credit facility.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2010, the allowance for sales returns was $34.6 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At June 30, 2010, the allowance for doubtful accounts and for discounts was $8.5 million.

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

At June 30, 2010, we had a valuation allowance of $29.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 (measurements based on other observable inputs) inputs of the fair value hierarchy.  There were no such transfers in the first six months of 2010.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty and the Hong Kong dollar. As of June 30, 2010 and December 31, 2009, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 79.7% at June 30, 2010 and 76.5% at December 31, 2009.

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

(b)           Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2010, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At June 30, 2010, approximately 1,534 cases were outstanding for which we were responsible for any related liabilities.  Since inception in September 2001 through June 30, 2010, the amounts paid for settled claims are approximately $9.7 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.3 million in reimbursement for settlement claims and defense costs.  We have submitted additional asbestos-related claims to such insurance carrier for coverage.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We will submit claims to this carrier after we have exhausted our coverage under the agreement with the primary insurance carrier discussed above.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 2, 2010	/s/ James J. Burke
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