Form 10-Q
period 2010-09-30
STANDARD MOTOR PRODUCTS INC
filed 2010-11-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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
Yes ☐      No ☑

As of the close of business on October 31, 2010, there were 22,655,492 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net sales	$227,540	$205,577	$637,939	$575,297
Cost of sales	167,526	155,774	475,718	438,195
Gross profit	60,014	49,803	162,221	137,102
Selling, general and administrative expenses	41,991	36,775	120,459	109,607
Restructuring and integration expenses	1,388	3,304	3,430	5,677
Operating income	16,635	9,724	38,332	21,818
Other income, net	1,736	783	2,432	4,310
Interest expense	1,844	2,423	5,710	7,225
Earnings from continuing operations before taxes	16,527	8,084	35,054	18,903
Provision for income taxes	5,430	3,360	13,029	7,754
Earnings from continuing operations	11,097	4,724	22,025	11,149
Loss from discontinued operations, net of income taxes	(1,441)	(1,639)	(2,309)	(2,221)
Net earnings	$9,656	$3,085	$19,716	$8,928

Per share data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.49	$0.25	$0.98	$0.59
Discontinued operations	(0.06)	(0.09)	(0.10)	(0.11)
Net earnings per common share – Basic	$0.43	$0.16	$0.88	$0.48

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.48	$0.25	$0.97	$0.59
Discontinued operations	(0.06)	(0.09)	(0.10)	(0.11)
Net earnings per common share – Diluted	$0.42	$0.16	$0.87	$0.48

Average number of common shares	22,597,117	18,895,299	22,528,108	18,769,791
Average number of common shares and dilutive common shares	23,472,411	19,088,673	22,604,344	18,790,155

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,407	$10,618
Accounts receivable, less allowance for discounts and doubtful accounts of $8,026 and $6,962 for 2010 and 2009, respectively	171,212	124,823
Inventories, net	231,578	199,752
Deferred income taxes	17,346	18,129
Assets held for sale	216	1,405
Prepaid expenses and other current assets	8,675	9,487
Total current assets	442,434	364,214

Property, plant and equipment, net	62,104	61,478
Goodwill	1,437	1,437
Other intangibles, net	11,500	12,368
Deferred income taxes	24,781	29,542
Other assets	14,096	15,420
Total assets	$556,352	$484,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$61,657	$58,430
Current portion of long-term debt	12,385	67
Accounts payable	85,690	54,381
Sundry payables and accrued expenses	30,176	24,114
Accrued customer returns	35,419	20,442
Accrued rebates	28,720	25,276
Payroll and commissions	24,265	21,913
Total current liabilities	278,312	204,623
Long-term debt	262	17,908
Post-retirement medical benefits	21,091	19,355
Other accrued liabilities	22,706	23,821
Accrued asbestos liabilities	24,722	24,874
Total liabilities	347,093	290,581
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share: Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	77,759	77,238
Retained earnings	96,423	80,083
Accumulated other comprehensive income	1,591	5,475
Treasury stock – at cost 1,338,919 and 1,562,649 shares in
2010 and 2009, respectively	(14,386)	(16,790)
Total stockholders’ equity	209,259	193,878
Total liabilities and stockholders’ equity	$556,352	$484,459

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,716	$8,928
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,030	10,856
Increase in allowance for doubtful accounts	778	758
Increase in inventory reserves	4,801	4,686
Amortization of deferred gain on sale of building	(786)	(786)
Gain on disposal of property, plant and equipment	(1,615)	—
Gain on sale of investment	—	(2,336)
Equity income from joint ventures	(116)	(164)
Employee stock ownership plan allocation	1,225	256
Stock-based compensation	1,256	804
Decrease (increase) in deferred income taxes	5,585	(1,804)
Decrease in unrecognized tax benefit	(1,084)	—
Loss from discontinued operations, net of income taxes	2,309	2,221
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(47,166)	1,350
Decrease (increase) in inventories	(35,769)	37,074
Decrease in prepaid expenses and other current assets	481	266
Increase in accounts payable	20,683	11,107
Increase in sundry payables and accrued expenses	26,932	27,934
Net changes in other assets and liabilities	(2,324)	(912)
Net cash provided by operating activities	4,936	100,238
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	11	69
Net cash received from the sale of land and buildings	2,559	—
Divestiture of joint ventures	1,000	4,000
Proceeds from sale of preferred stock investment	—	3,896
Capital expenditures	(9,112)	(5,246)
Acquisitions of businesses and assets	(2,024)	(12,770)
Net cash used in investing activities	(7,566)	(10,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	3,228	(56,410)
Repurchase of convertible debentures	—	(433)
Net repayment of long-term debt	(5,399)	(32,154)
Issuance of unsecured promissory notes	—	5,370
Proceeds from exercise of employee stock options	—	456
Excess tax benefit from share-based payments arrangements	—	(60)
Increase (decrease) in overdraft balances	10,625	(2,052)
Adjustment to costs related to issuance of common stock	36	—
Payments of debt issuance cost	(56)	(3,755)
Dividends paid	(3,376)	—
Net cash provided by (used in) financing activities	5,058	(89,038)
Effect of exchange rate changes on cash	361	2,699
Net increase in cash and cash equivalents	2,789	3,848
CASH AND CASH EQUIVALENTS at beginning of the period	10,618	6,608
CASH AND CASH EQUIVALENTS at end of the period	$13,407	$10,456

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,919	$6,369
Income taxes	$1,529	$1,746

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2010
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at June 30, 2010	$47,872	$77,424	$87,897	$2,465	$(14,386)	$201,272
Comprehensive income:
Net earnings			9,656			9,656
Foreign currency translation adjustment				1,060		1,060
Pension and retiree medical adjustment, net of tax				(1,934)		(1,934)
Total comprehensive income						8,782
Cash dividends paid			(1,130)			(1,130)
Stock-based compensation		335				335

Balance at September 30, 2010	$47,872	$77,759	$96,423	$1,591	$(14,386)	$209,259

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010
 (Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2009	$47,872	$77,238	$80,083	$5,475	$(16,790)	$193,878
Comprehensive income:
Net earnings			19,716			19,716
Foreign currency translation adjustment				337		337
Pension and retiree medical adjustment, net of tax				(4,221)		(4,221)
Total comprehensive income						15,832
Cash dividends paid			(3,376)			(3,376)
Adjustment to costs related to issuance of common stock		36				36
Stock-based compensation		734			522	1,256
Employee Stock Ownership Plan		(249)			1,882	1,633

Balance at September 30, 2010	$47,872	$77,759	$96,423	$1,591	$(14,386)	$209,259

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Standard Motor Products, Inc. (referred to hereinafter in these notes to consolidated financial statements as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on the original equipment service market.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Fair Value Measurements

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 inputs (measurements based on other observable inputs) of the fair value hierarchy. There were no such transfers in the nine months of 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011. The adoption of these provisions is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Note 3. Restructuring and Integration Costs

The aggregate liabilities relating to the restructuring and integration activities as of December 31, 2009 and September 30, 2010 and activity for the nine months ended September 30, 2010 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	1,847	1,583	3,430
Non-cash usage, including asset write-downs	—	(99)	(99)
Cash payments	(3,274)	(454)	(3,728)
Exit activity liability at September 30, 2010	$7,347	$3,001	$10,348

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package. The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015. Of the original restructuring charge of $8 million, we have $2.2 million remaining as of September 30, 2010 that is expected to be paid in the amounts of $0.5 million in 2010, $0.6 million in 2011, and $1.1 million for the period 2012-2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the nine months ended September 30, 2010 related to the voluntary separation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	105	—	—	105
Cash payments	(557)	(38)	(463)	(1,058)
Exit activity liability at September 30, 2010	$943	$347	$959	$2,249

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we have focused on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies. Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, and the closure of our production operations in Corona, California and Hong Kong, China. We expect that all payments related to the current liability will be made within twelve months.

Activity for the nine months ended September 30, 2010 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,769	1,426	3,195
Non-cash usage, including asset write-downs	—	(99)	(99)
Cash payments	(1,402)	(230)	(1,632)
Exit activity liability at September 30, 2010	$1,714	$1,097	$2,811

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs were incurred related to employee severance and equipment relocation. As of September 30, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	131	131
Cash payments	(532)	(131)	(663)
Exit activity liability at September 30, 2010	$—	$—	$—

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico. In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up. As of September 30, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.9 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”). As part of the agreement, we incurred a withdrawal liability from a multi-employer plan. The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008. As of September 30, 2010, the reserve balance related to the pension withdrawal liability of $3.1 million is included in the workforce reduction reserve.

Activity for the nine months ended September 30, 2010 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	(27)	26	(1)
Cash payments	(282)	(93)	(375)
Exit activity liability at September 30, 2010	$3,384	$1,904	$5,288

Integration activity, by segment, for the nine months ended September 30, 2010 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,664	1,661	—	3,325
Non-cash usage, including asset write-downs	(99)	—	—	(99)
Cash payments	(2,126)	(382)	(162)	(2,670)
Exit activity liability at September 30, 2010	$6,456	$1,643	$—	$8,099

Assets Held for Sale

As of September 30, 2010, we have reported $0.2 million as assets held for sale on our consolidated balance sheet related to the net book value of vacant land located in the U.K. Following plant closures resulting from integration activities, this facility had been vacant, and we have solicited bids for the sale of such property. We will record any resulting gain or loss in other income, net as appropriate, when a sale occurs. In January 2010, we sold our Wilson, North Carolina property; in February 2010, we sold vacant land at one of our locations in the U.K.; and in September 2010, we sold our Reno, Nevada property.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4. Sale of Receivables

From time to time, we sell undivided interests in certain of our receivables to financial institutions. We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt. Pursuant to these agreements, we sold $113.7 million and $307.9 million of receivables during the three months and nine months ended September 30, 2010, respectively. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale. As such, these transactions are being accounted for as a sale. A charge in the amount of $1.8 million and $4.8 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2010, respectively, and $1 million and $2 million for the comparable periods in 2009.

Note 5. Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of (in thousands):

	September 30,	December 31,
	2010	2009
	(In thousands)
Finished goods, net	$153,277	$130,054
Work in process, net	5,624	4,472
Raw materials, net	72,677	65,226
Total inventories, net	$231,578	$199,752

Note 6. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)

Revolving credit facilities	$61,657	$58,430
15% convertible subordinated debentures	12,300	12,300
15% unsecured promissory notes (1)	—	5,339
Other	347	336
Total debt	$74,304	$76,405

Current maturities of debt	$74,042	$58,497
Long-term debt	262	17,908
Total debt	$74,304	$76,405

(1)	The 15% unsecured promissory notes were repaid in full in July 2010 with funds from our revolving credit facility.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Deferred Financing Costs

We had deferred financing costs of $4.2 million and $5.6 million as of September 30, 2010 and December 31, 2009, respectively. These costs relate to our revolving credit facility and the 15% convertible subordinated debentures. Deferred financing costs as of September 30, 2010 are being amortized, assuming no further prepayments of principal, in the amount of $0.5 million in 2010, $1.7 million in 2011, $1.6 million in 2012 and $0.4 million in 2013.

Revolving Credit Facility

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility. This restated credit agreement replaced our prior credit facility with General Electric Capital Corporation. The restated credit agreement (as amended) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $117 million available for us to borrow pursuant to the formula at September 30, 2010. At September 30, 2010 and December 31, 2009, the interest rate on our restated credit agreement was 4.1%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $61.7 million and $58.4 million at September 30, 2010 and December 31, 2009, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2010, we were not subject to these covenants. Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Based upon amounts outstanding as of September 30, 2010, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures due April 15, 2011. In July 2010, we prepaid the remaining outstanding principal amount of our 15% unsecured promissory notes due April 15, 2011. As a result of the prepayment, the reduction of our borrowing availability beginning October 15, 2010 was reduced on a monthly basis from $2.9 million to $2 million. Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Canadian Revolving Credit Facility

In May 2010, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders. The amended Canadian Credit Agreement provides for the conversion of the then existing $10 million line of credit into a revolving credit facility. The amendment also modifies certain provisions of the amended Canadian Credit Agreement to parallel the revolving credit provisions of our restated credit agreement with General Electric Capital Corporation (described above). As of September 30, 2010, we have no outstanding borrowings under the Canadian line of credit. The Canadian $10 million line of credit is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation. The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in March 2013. Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.

Subordinated Debentures

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011. The 15% convertible subordinated debentures carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011. As of September 30, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder. The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

Unsecured Promissory Notes to Related Parties

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants. In July 2010, we prepaid the remaining outstanding principal amount with funds from our revolving credit facility. The 15% unsecured promissory notes would have matured on April 15, 2011, carried an interest rate of 15%, payable semi-annually, and were not convertible into common stock. The 15% unsecured promissory notes were subordinated in right of payment to all of our existing and future senior indebtedness. Prepayments of the principal amount had been made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

Capital Leases

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.1 million and $0.4 million, respectively. As of September 30, 2010, our remaining capital lease obligations totaled $0.3 million. Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2010:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)

Outstanding at December 31, 2009	378,095	$13.26	3.7
Expired	(52,671)	$14.33	—
Exercised	—	—	—
Forfeited, other	(8,900)	$12.75	5.5
Outstanding at September 30, 2010	316,524	$13.10	3.2

Options exercisable at September 30, 2010	316,524	$13.10	3.2

There was no aggregate intrinsic value of all outstanding stock options as of September 30, 2010. All outstanding stock options as of September 30, 2010 are fully vested and exercisable. There were no stock options granted in the nine months ended September 30, 2010 and 2009, and for the period ended September 30, 2010, we had no unrecognized compensation cost related to stock options and non-vested stock options. There were no options exercised during the nine months of 2010.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2010:
		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
Balance at December 31, 2009	288,425	$9.40
Granted	114,025	$9.71
Vested	(6,000)	$4.70
Forfeited	(2,425)	$10.43
Balance at September 30, 2010	394,025	$9.56

We recorded compensation expense related to restricted shares and performance-based shares of $874,000 ($550,000 net of tax) and $421,000 ($248,400 net of tax) for the nine months ended September 30, 2010 and 2009, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $2.2 million at September 30, 2010, and is expected to be recognized as they vest over a weighted average period of 1.5 and 0.6 years for employees and directors, respectively.

Note 8. Employee Benefits

The components of net periodic benefit cost for our defined benefit plans and post retirement benefit plans for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pension Benefits (1)
Service cost	$22	$22	$67	$65
Interest cost	36	72	109	217
Amortization of prior service cost	40	28	120	83
Actuarial net (gain) loss	—	(33)	—	(98)
Net periodic benefit cost	$98	$89	$296	$267

Postretirement Benefits
Service cost	$47	$3	$143	$152
Interest cost	290	287	903	834
Amortization of prior service cost	(2,257)	(2,317)	(6,772)	(6,951)
Amortization of transition obligation	1	1	3	3
Actuarial net loss	315	218	1,001	984
Net periodic benefit cost	$(1,604)	$(1,808)	$(4,722)	$(4,978)

(1)
The components of net periodic benefit costs for the three and nine months ended September 30, 2009 include the cost related to the U.K. pension plan which was disposed of in November 2009 in connection with the sale of our European distribution business.

For the nine months ended September 30, 2010, we made employee benefit contributions of $0.5 million related to our postretirement plans. Based on current actuarial estimates, we believe we will be required to make approximately $0.8 million in contributions for 2010.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During 2010, we contributed to the trust an additional 170,000 shares from our treasury and released 175,075 shares from the trust leaving 6,930 shares remaining in the trust as of September 30, 2010.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$13,407	$13,407	$10,618	$10,618
Deferred compensation	5,838	5,838	5,319	5,319
Short term borrowings	74,042	74,042	58,497	58,497
Long-term debt	262	262	17,908	17,908

For fair value purposes the carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments. The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the funds in registered investment companies, which are considered Level 1 inputs. The carrying value of our revolving credit facilities, classified as short term borrowings, equals fair market value because the interest rate reflects current market rates. The fair value of our 15% convertible subordinated debentures, classified as current borrowings, is based upon the quoted market price, which is considered a Level 1 input.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic Net Earnings per Common Shares:
Earnings from continuing operations	$11,097	$4,724	$22,025	$11,149
Loss from discontinued operations	(1,441)	(1,639)	(2,309)	(2,221)
Net earnings available to common stockholders	$9,656	$3,085	$19,716	$8,928

Weighted average common shares outstanding	22,597	18,895	22,528	18,770

Net earnings from continuing operations per common share	$0.49	$0.25	$0.98	$0.59
Loss from discontinued operations per common share	(0.06)	(0.09)	(0.10)	(0.11)
Basic net earnings per common share	$0.43	$0.16	$0.88	$0.48

Diluted Net Earnings per Common Share:
Earnings from continuing operations	$11,097	$4,724	$22,025	$11,149
Interest income on debenture conversions (net of income tax expense)	277	32	–	–
Earnings from continuing operations plus assumed conversions	11,374	4,756	22,025	11,149
Loss from discontinued operations	(1,441)	(1,639)	(2,309)	(2,221)
Net earnings available to common stockholders plus assumed conversions	$9,933	$3,117	$19,716	$8,928

Weighted average common shares outstanding	22,597	18,895	22,528	18,770
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	55	39	76	20
Dilutive effect of stock options	–	3	–	–
Dilutive effect of convertible debentures	820	152	–	–
Weighted average common shares outstanding – Diluted	23,472	19,089	22,604	18,790

Net earnings from continuing operations per common share	$0.48	$0.25	$0.97	$0.59
Loss from discontinued operations per common share	(0.06)	(0.09)	(0.10)	(0.11)
Diluted net earnings per common share	$0.42	$0.16	$0.87	$0.48

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	317	381	317	384
Restricted shares	152	102	126	144
15% convertible subordinated debentures	—	820	820	445

Note 11. Comprehensive Income

Comprehensive income, net of income tax expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings as reported	$9,656	$3,085	$19,716	$8,928
Foreign currency translation adjustment	1,060	965	337	3,014
Postretirement benefit plans:
Reclassification adjustment for recognition of prior period amounts	(2,123)	(1,478)	(4,822)	(4,416)
Unrecognized amounts	189	111	601	532
Total comprehensive income	$8,782	$2,683	$15,832	$8,058

Note 12. Industry Segments

In November 2009, we sold our European distribution business to the managers of the business for £1.8 million ($3 million) in cash and a promissory note and approximately £1.4 million ($2.3 million) in assumed debt. In connection with the sale, we retained our manufacturing operation in Poland, certain land available for sale in the United Kingdom, and a small investment in a joint venture. The third-party owned European operations will continue to buy manufactured product from our facility in Poland and from our domestic operations through two separate supply agreements. As such, we are expected to receive significant continuing cash flows as a result of a continuation of activities between us and the disposed business (the European operations), and therefore the European operation’s results of operations have not been presented as a discontinued operation.

Effective January 1, 2010, as a result of the sale of our European distribution business, we realigned our business segments to more clearly reflect our evolving business model. The realignment consisted of moving the results of our Poland manufacturing facility within the Engine Management Segment to reflect the change in responsibility for the operating activities, financial results, forecasts, and strategic plans for the facility to the management of this segment. Results for the three months and nine months ended September 30, 2009 have been reclassified to reflect this realignment.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Sales
Engine Management	$153,577	$136,971	$443,489	$384,270
Temperature Control	71,774	59,505	185,714	165,426
Europe	–	7,213	–	21,259
All Other	2,189	1,888	8,736	4,342
Consolidated	$227,540	$205,577	$637,939	$575,297

Intersegment Revenue
Engine Management	$5,016	$5,404	$14,024	$16,610
Temperature Control	898	999	2,821	2,819
Europe	–	141	–	233
All Other	(5,914)	(6,544)	(16,845)	(19,662)
Consolidated	$–	$–	$–	$–

Operating Profit
Engine Management	$13,845	$7,115	$33,734	$23,493
Temperature Control	5,443	4,728	12,747	6,366
Europe	–	(82)	–	(729)
All Other	(2,653)	(2,037)	(8,149)	(7,312)
Consolidated	$16,635	$9,724	$38,332	$21,818

Note 13. Commitments and Contingencies

Asbestos. In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At September 30, 2010, approximately 1,530 cases were outstanding for which we were responsible for any related liabilities. Since inception in September 2001 through September 30, 2010, the amounts paid for settled claims are approximately $11.2 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.5 million in reimbursement for settlement claims and defense costs. We have submitted additional asbestos-related claims to such insurance carrier for coverage. In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We will submit claims to this carrier after we have exhausted our coverage under the agreement with the primary insurance carrier discussed above.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study performed by an independent actuarial firm with expertise in assessing asbestos-related liabilities, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. As is our accounting policy, we engage actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values.

The most recent actuarial study was performed as of August 31, 2010. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.7 million to $66.9 million for the period through 2059. The change from the prior year study was a $0.9 million decrease for the low end of the range and a $0.6 million increase for the high end of the range. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements. Accordingly, an incremental $1.8 million provision in our discontinued operation was added to the asbestos accrual in September 2010 increasing the reserve to approximately $25.7 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $20.3 million to $61.3 million during the same period.

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

Antitrust Litigation.  In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006.  Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held culminating in a decision and order dated September 16, 2010 granting the motion to dismiss and, in view of an intervening change in pleading standards, deferring decision on whether to grant plaintiff leave to amend to allow an opportunity to propose curative amendments. On October 18, 2010, the plaintiff filed an amended complaint changing certain alleged claims relating to the Robinson-Patman Act. By Order dated October 26, 2010, the court directed that the Third Amended Complaint be deemed withdrawn and gave plaintiffs until November 9, 2010 to file a motion for leave to amend identifying the curative amendments to the Second Amended Complaint setting forth why the amendments accord with the rules. Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff’s allegations of wrongdoing and believe we have meritorious defenses to the plaintiff’s claims. We intend to defend this lawsuit vigorously.

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

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of September 30, 2010 and 2009, we have accrued $14.4 million and $12.3 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$13,823	$12,005	$10,476	$10,162
Liabilities accrued for current year sales	14,757	13,872	39,361	36,316
Settlements of warranty claims	(14,179)	(13,569)	(35,436)	(34,170)
Balance, end of period	$14,401	$12,308	$14,401	$12,308

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our substantial leverage; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket and original equipment service markets; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance. The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

Business Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with an increasing focus on the original equipment service market. We are organized into two major operating segments, each of which focuses on a specific line of replacement parts. Our Engine Management Segment manufactures ignition and emission parts, ignition wires, battery cables and fuel system parts. Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

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

Interim Results of Operations:

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Sales.  Consolidated net sales for the three months ended September 30, 2010 were $227.5 million, an increase of $21.9 million, or 10.7%, compared to $205.6 million in the same period of 2009. The increase in net sales is due to higher sales in our Engine Management and Temperature Control segments, offset by a $7.2 million decrease related to the sale of our European distribution business.

The following table summarizes net sales and gross margins by segment for the quarters ended September 30, 2010 and 2009, respectively:

Three Months Ended September 30,	Engine Management	Temperature Control	Europe	Other	Total
2010
Net sales	$153,577	$71,774	$—	$2,189	$227,540
Gross margins	39,785	17,157	—	3,072	60,014
Gross margin percentage	25.9%	23.9%	—	—	26.4%

2009
Net sales	$136,971	$59,505	$7,213	$1,888	$205,577
Gross margins	32,770	13,056	1,802	2,175	49,803
Gross margin percentage	23.9%	21.9%	25.0%	—	24.2%

Engine Management’s net sales increased $16.6 million, or 12.1%, to $153.6 million for the third quarter of 2010.  The sales growth was driven by increased traditional sales volumes as a result of incremental sales from our acquisition of Federal Mogul’s wire and cable business, which began shipping in September 2009 and increased demand from our retail and OE / OES market channels.

Temperature Control’s net sales increased $12.3 million, or 20.6%, to $71.8 million for the third quarter of 2010.  The increase in sales primarily reflects incremental new business in our retail market and an increase in demand in both the retail and traditional markets in response to warmer temperatures.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased to 26.4% in the third quarter of 2010, compared to 24.2% in the third quarter of 2009.  The increase resulted from a 2 percentage point improvement in both Temperature Control and Engine Management margins.  The gross margin percentage increase in Temperature Control compared to the prior year was primarily the result of increased production which improved fixed overhead absorption, and the benefits of production at our Mexico manufacturing operations.  The Engine Management gross margin percentage was positively impacted by price increases and improving fixed overhead absorption resulting from increased production and the benefits of production at our Mexico manufacturing operations.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $5.2 million to $42 million or 18.5% of consolidated net sales, in the third quarter of 2010, as compared to $36.8 million, or 17.9% of consolidated net sales in the third quarter of 2009.  The increase in SG&A expenses is due primarily to sales volume related increases in selling, marketing and distribution expenses.  Expenses related to the sale of receivables, which are included in SG&A, were $1.8 million in the third quarter of 2010 compared to $0.9 million in the same period of last year.

Restructuring and integration expenses.  Restructuring and integration expenses decreased slightly to $1.4 million in the third quarter of 2010, compared to $3.3 million in the third quarter of 2009.  The 2010 expense related primarily to severance and lease termination costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities.  The 2009 expense related primarily to exit costs incurred in connection with the closure of our Wilson, North Carolina manufacturing facility as part of our overhead cost reduction program and a workforce reduction charge related to our acquisition of a wire and cable business.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at June 30, 2010	$7,493	$1,192	$1,063	$9,748
Restructuring and integration costs:
Amounts provided for during 2010	473	915	—	1,388
Non-cash usage, including asset write-downs	(99)	—	—	(99)
Cash payments	(468)	(117)	(104)	(689)
Exit activity liability at September 30, 2010	$7,399	$1,990	$959	$10,348

Operating income.  Operating income was $16.6 million in the third quarter of 2010, compared to $9.7 million in the third quarter of 2009.  The increase of $6.9 million was primarily due to the higher net sales and an increase in gross margins in both our Engine Management Segment and Temperature Control Segments, partially offset by increased SG&A expenses.

Other income, net. Other income, net increased to $1.7 million in the third quarter of 2010 compared to $0.8 million in the same period in 2009.  In the third quarter of 2010, other income, net included a gain of $1.5 million on the sale of our Reno, Nevada distribution facility.

Interest expense.  Interest expense decreased by $0.6 million in the third quarter of 2010 compared to the same period in 2009 due to lower average borrowings.

Income tax provision.  The income tax provision in the third quarter of 2010 was $5.4 million at an effective tax rate of 32.9% compared to $3.4 million and an effective tax rate of 41.6% for the same period in 2009.  The 2010 effective tax rate was lower primarily due to the reversal of previously established reserves related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2006 and prior tax years.

Loss from discontinued operation.  Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2010 and 2009 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the third quarters of 2010 and 2009, we recorded a loss of $1.4 million and $1.6 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2010 and 2009 reflects a $1.8 million and $2.2 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2010 and 2009 actuarial studies, as well as legal fees incurred in litigation. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Sales.  Consolidated net sales for the nine months ended September 30, 2010 were $637.9 million, an increase of $62.6 million, or 10.9%, compared to $575.3 million in the same period of 2009. The increase in net sales is due to higher sales in our Engine Management and Temperature Control Segments offset by a $21.3 million decrease related to the sale of our European distribution business.

The following table summarizes net sales and gross margins by segment for the nine months ended September 30, 2010 and 2009, respectively:

Nine Months Ended September 30,	Engine Management	Temperature Control	Europe	Other	Total
2010
Net sales	$443,489	$185,714	$—	$8,736	$637,939
Gross margins	110,407	43,117	—	8,697	162,221
Gross margin percentage	24.9%	23.2%	—	—	25.4%

2009
Net sales	$384,270	$165,426	$21,259	$4,342	$575,297
Gross margins	94,372	30,765	5,501	6,464	137,102
Gross margin percentage	24.6%	18.6%	25.9%	—	23.8%

Engine Management’s net sales increased $59.2 million, or 15.4%, to $443.5 million for the nine months of 2010.  Engine Management’s revenue growth was driven by overall strong demand for our products across all market channels including inventory increases on the part of several customers as they returned to more normalized stocking levels.  In addition, incremental sales from our acquisition of Federal Mogul’s wire and cable business, which began shipping in September 2009, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales increased $20.3 million, or 12.3%, to $185.7 million for the nine months of 2010.  The increase in sales primarily reflects incremental new business in our retail market and continued demand in our traditional business.

Gross margins.  Gross margins, as a percentage of consolidated net sales, for the nine months ended September 30, 2010 increased to 25.4% compared to 23.8% the same period of 2009.  The increase resulted from a 4.6 percentage point increase in Temperature Control margins and a 0.3 percentage point increase in Engine Management margins.  Temperature Control’s gross margin increase resulted primarily from favorable manufacturing and purchase price variances as sales volumes increased due to stronger demand, incremental new sales and increased production at our low cost Mexico facility.  The increase in the Engine Management margins was the result of improving fixed overhead absorption resulting from increased production and the benefit of operational integration initiatives, offset in part, by a higher mix of OE/OES sales volumes and mix of lower margin products.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $10.9 million to $120.5 million or 18.9% of consolidated net sales, in the nine months ended September 30, 2010, as compared to $109.6 million, or 19.1% of consolidated net sales in the comparable period of 2009.  The increase in SG&A expenses is due primarily to higher selling, marketing and distribution expenses as a result of the increase in sales.  Expenses related to the sale of receivables, which are included in SG&A, were $4.8 million in the nine months ended September 30, 2010 compared to $2 million in the same period last year.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $3.4 million for the nine months ended September 30, 2010, compared to $5.7 million in the same period of 2009.  The 2010 expense related primarily to severance and lease termination costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities and a charge related to the closure of our Long Island City building.  The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas and Wilson, North Carolina manufacturing operations, building demolition costs incurred at our European properties held for sale, and charges related to severance and other relocation costs incurred in connection with our wire and cable business acquisition.

Operating income.  Operating income was $38.3 million in the nine months of 2010, compared to $21.8 million in 2009. The increase of $16.5 million was due primarily to stronger sales across all markets of our Engine Management Segment including a rebound in the OE/OES markets and higher sales volumes and favorable manufacturing variances in our Temperature Control Segment, offset, in part, by an increase in SG&A expenses.

Other income, net. Other income, net decreased to $2.4 million for the nine months ended September 30, 2010 compared to $4.3 million in the same period in 2009.  In 2010, other income, net included a $1.5 million gain on the sale of our Reno, Nevada distribution property, a $0.2 million gain on the sale of vacant land at one of our locations in the U.K. and $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York property.  During 2009, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million and recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York property.

Interest expense.  Interest expense decreased by $1.5 million to $5.7 million in the nine months ended September 30, 2010, compared to $7.2 million in the same period in 2009.  The decline is due to lower average borrowings.

Income tax provision.  The income tax provision in the nine months ended September 30, 2010 was $13 million at an effective tax rate of 37.2%, compared to $7.8 million and an effective tax rate of 41% for the same period in 2009.  The 2010 effective tax rate was lower primarily due to the reversal of previously established reserves related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2006 and prior tax years.

Loss from discontinued operation.  Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2010 and 2009 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During nine months ended September 30, 2010 and 2009, we recorded a loss of $2.3 million and $2.2 million from discontinued operations, respectively.  The loss from discontinued operations for the nine months ended 2010 and 2009 reflects a $1.8 million and $2.2 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2010 and 2009 actuarial studies, as well as legal fees incurred in litigation. As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregate liabilities relating to the restructuring and integration activities as of December 31, 2009 and September 30, 2010 and activity for the nine months ended September 30, 2010 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	1,847	1,583	3,430
Non-cash usage, including asset write-downs	—	(99)	(99)
Cash payments	(3,274)	(454)	(3,728)
Exit activity liability at September 30, 2010	$7,347	$3,001	$10,348

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2.2 million remaining as of September 30, 2010 that is expected to be paid in the amounts of $0.5 million in 2010, $0.6 million in 2011, and $1.1 million for the period 2012-2015.

Activity, by segment, for the nine months ended September 30, 2010 related to the voluntary separation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	105	—	—	105
Cash payments	(557)	(38)	(463)	(1,058)
Exit activity liability at September 30, 2010	$943	$347	$959	$2,249

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we have focused on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, and the closure of our production operations in Corona, California and Hong Kong, China.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the nine months ended September 30, 2010 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,769	1,426	3,195
Non-cash usage, including asset write-downs	—	(99)	(99)
Cash payments	(1,402)	(230)	(1,632)
Exit activity liability at September 30, 2010	$1,714	$1,097	$2,811

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs were incurred related to employee severance and equipment relocation.  As of September 30, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	131	131
Cash payments	(532)	(131)	(663)
Exit activity liability at September 30, 2010	$—	$—	$—

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of September 30, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.9 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of September 30, 2010, the reserve balance related to the pension withdrawal liability of $3.1 million is included in the workforce reduction reserve.

Activity for the nine months ended September 30, 2010 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	(27)	26	(1)
Cash payments	(282)	(93)	(375)
Exit activity liability at September 30, 2010	$3,384	$1,904	$5,288

Integration activity, by segment, for the nine months ended September 30, 2010 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,664	1,661	—	3,325
Non-cash usage, including asset write-downs	(99)	—	—	(99)
Cash payments	(2,126)	(382)	(162)	(2,670)
Exit activity liability at September 30, 2010	$6,456	$1,643	$—	$8,099

Liquidity and Capital Resources

Operating Activities. During the nine months of 2010, cash provided by operations amounted to $4.9 million compared to $100.2 million in the same period of 2009.  The year-over-year decrease is primarily the result of higher accounts receivables due to an increase in sales volumes and the build-up of inventory levels in response to increased demand, partially offset by higher payables and accrued expenses.

Investing Activities.  Cash used in investing activities was $7.6 million in the nine months of 2010, compared to $10.1 million in the nine months of 2009.  During 2010, we received a $1 million payment related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships and received proceeds of $2.6 million from the sale of our Wilson, North Carolina building, our Reno, Nevada building and the sale of the vacant land at one of our locations in the U.K.  In addition, investing activities in 2010 included a $2 million payment related to the acquisition of certain product lines by our Temperature Control Segment.

Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction entered into in 2008, a $6.8 million payment in connection with our acquisition of a wire and cable business offset by a $4 million cash receipt in connection with our December 2008 divestiture of certain of our joint venture equity ownerships and $3.9 million in proceeds received in connection with the redemption of preferred stock of a third-party issuer.  Capital expenditures in the nine months of 2010 were $9.1 million compared to $5.2 million in the comparable period last year.

Financing Activities. Cash provided by financing activities was $5.1 million in the nine months of 2010, compared to cash used in financing activities of $89 million in the same period of 2009.  During 2010 borrowings were used to finance the increase in working capital resulting from the increase in sales volumes and inventory build-up and to finance cash used in investing activities.  In addition, in 2010, we prepaid the $5.3 million principal amount of our 15% unsecured promissory notes.  During the nine months of 2009, we reduced our borrowings under our revolving credit facilities by $56.4 million and retired $32.2 million of long-term debt, including the remaining $32.1 million balance of our 6.75% convertible subordinate debentures reflecting the impact of the accounts receivable factoring programs and improved working capital management.  Dividends of $3.4 million were paid in the nine months of 2010.  No dividends were paid in 2009.

In March 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaced our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2013. Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $117 million available for us to borrow pursuant to the formula at September 30, 2010.  At September 30, 2010 and December 31, 2009, the interest rate on our restated credit agreement 4.1%. Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $61.7 million and $58.4 million at September 30, 2010 and December 31, 2009, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2010, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets. Based upon amounts outstanding as of September 30, 2010, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures due April 15, 2011.  In July 2010, we prepaid the remaining outstanding principal amount of our 15% unsecured promissory notes due April 15, 2011.  As a result of the prepayment, the reduction of our borrowing availability beginning October 15, 2010 was reduced on a monthly basis from $2.9 million to $2 million.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In May 2010, we amended our credit agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amended Canadian Credit Agreement provides for the conversion of the then existing $10 million line of credit into a revolving credit facility.  The amendment also modifies certain provisions of the amended Canadian Credit Agreement to parallel the revolving credit provisions of our restated credit agreement with General Electric Capital Corporation (described above).  As of September 30, 2010, we have no outstanding borrowings under the Canadian line of credit.  The Canadian $10 million line of credit is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries and expires in March 2013.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  The 15% convertible subordinated debentures carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of September 30, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

In July 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  In July 2010, we prepaid the remaining outstanding principal amount with funds from our revolving credit facility.  The 15% unsecured promissory notes would have matured on April 15, 2011, carried an interest rate of 15%, payable semi-annually, and were not convertible into common stock.  The 15% unsecured promissory notes were subordinated in right of payment to all of our existing and future senior indebtedness.  Prepayments of the principal amount had been made to fund annual or quarterly unfunded Supplemental Executive Retirement Plan distributions to participants, as required.

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.1 million and $0.4 million, respectively.  As of September 30, 2010, our remaining capital lease obligations totaled $0.3 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $113.7 million and $307.9 million of receivables during the three months and nine months ended September 30, 2010, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $1.8 million and $4.8 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2010, respectively, and $1 million and $2 million for the comparable periods in 2009.

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

The following table summarizes our contractual commitments as of September 30, 2010 and expiration dates of commitments through 2028:

(in thousands)	2010		2011	2012		2013		2014			2015- 2028	Total
Principal payments of long term debt	$	─	$12,300	$	─	$	─	$	─	$	─	$12,300
Lease obligations		2,232	7,685		5,979		5,905		5,187		9,879	36,867
Postretirement benefits		526	1,104		1,135		1,182		1,238		11,645	16,830
Severance payments related to restructuring and integration		1,090	2,699		729		709		530		3,876	9,633
Total commitments		$3,848	$23,788		$7,843		$7,796		$6,955		$25,400	$75,630

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2010, the allowance for sales returns was $35.4 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At September 30, 2010, the allowance for doubtful accounts and for discounts was $8 million.

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

At September 30, 2010, we had a valuation allowance of $29.8 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Asbestos Reserve. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2010 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.7 million to $66.9 million for the period through 2059. As a result, in September 2010 an incremental $1.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $25.7 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $20.3 million to $61.3 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to an agreement with an insurance carrier for certain asbestos-related claims.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 inputs (measurements based on other observable inputs) of the fair value hierarchy.  There were no such transfers in the nine months of 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  The adoption of these provisions is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar. As of September 30, 2010 and December 31, 2009, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 83% at September 30, 2010 and 76.5% at December 31, 2009.

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

During the quarter ended September 30, 2010, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At September 30, 2010, approximately 1,530 cases were outstanding for which we were responsible for any related liabilities.  Since inception in September 2001 through September 30, 2010, the amounts paid for settled claims are approximately $11.2 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.5 million in reimbursement for settlement claims and defense costs.  We have submitted additional asbestos-related claims to such insurance carrier for coverage.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We will submit claims to this carrier after we have exhausted our coverage under the agreement with the primary insurance carrier discussed above.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study performed by an independent actuarial firm with expertise in assessing asbestos-related liabilities, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions. As is our accounting policy, we engage actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in the study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values.

The most recent actuarial study was performed as of August 31, 2010.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.7 million to $66.9 million for the period through 2059. The change from the prior year study was a $0.9 million decrease for the low end of the range and a $0.6 million increase for the high end of the range.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  Accordingly, an incremental $1.8 million provision in our discontinued operation was added to the asbestos accrual in September 2010 increasing the reserve to approximately $25.7 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $20.3 million to $61.3 million during the same period.

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

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages.  In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act.  Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006.  Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held culminating in a decision and order dated September 16, 2010 granting the motion to dismiss and, in view of an intervening change in pleading standards, deferring decision on whether to grant plaintiff leave to amend to allow an opportunity to propose curative amendments. On October 18, 2010, the plaintiff filed an amended complaint changing certain alleged claims relating to the Robinson-Patman Act.  By Order dated October 26, 2010, the court directed that the Third Amended Complaint be deemed withdrawn and gave plaintiffs until November 9, 2010 to file a motion for leave to amend identifying the curative amendments to the Second Amended Complaint setting forth why the amendments accord with the rules.  Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff’s allegations of wrongdoing and believe we have meritorious defenses to the plaintiff’s claims. We intend to defend this lawsuit vigorously.

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

ITEM 6.	EXHIBITS

10.26	Amended and Restated Supplemental Retirement Plan, dated as of July 19, 2010.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: November 4, 2010	/s/ James J. Burke
James J. Burke
Vice President Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit
Number

10.26	Amended and Restated Supplemental Retirement Plan, dated as of July 19, 2010.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.