Form 10-K
period 2010-12-31
STANDARD MOTOR PRODUCTS INC
filed 2011-03-09
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2010 (the last business day of registrant’s most recently completed second fiscal quarter) of $8.07 per share held by non-affiliates of the registrant was $150,926,125.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 28, 2011, there were 22,663,742 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 19, 2011.

STANDARD MOTOR PRODUCTS, INC.

PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our substantial indebtedness; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket sector and the automotive sector generally; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives;  product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, O’Reilly Automotive, Canadian Tire and Pep Boys. Our customers also include national program distribution groups and specialty market distributors. We distribute parts under our own brand names, such as Standard, BWD, Intermotor, Four Seasons, Factory Air, ACi, Imperial and Hayden and through private labels, such as CARQUEST, NAPA Echlin, NAPA Temp Products and NAPA Belden.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and imported automobiles, and our reputation for outstanding customer service.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost countries; and
•	focusing further on our engineering development efforts including a renewed focus on bringing more product manufacturing in house.

•
Provide Superior Customer Service, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost-effective manner. In addition, our category management and technically skilled sales force professionals provide product selection and application support to our customers.

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

•
Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

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

•
Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, and expand our product lines through potential acquisitions.

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

Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2010. Our two major reportable operating segments are Engine Management and Temperature Control.

Effective January 1, 2010, as a result of the sale of our European distribution business, we realigned our business segments to more clearly reflect our evolving business model.  The realignment consisted of moving the results of our Poland manufacturing facility to the Engine Management Segment to reflect the change in responsibility for the operating activities, financial results, forecasts, and strategic plans for the facility to the management of this segment.   Results for the year ended December 31, 2009 and 2008 have been reclassified to reflect this realignment.

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$478,578	59.0%	$420,083	57.2%	$447,194	57.7%
Wires and Cables	98,755	12.2%	86,352	11.7%	90,464	11.6%
Total Engine Management	577,333	71.2%	506,435	68.9%	537,658	69.3%

Temperature Control:
Compressors	104,733	12.9%	89,125	12.1%	83,765	10.8%
Other Climate Control Parts	117,353	14.5%	107,604	14.7%	110,406	14.3%
Total Temperature Control	222,086	27.4%	196,729	26.8%	194,171	25.1%

Europe:
Engine Management Parts	—	—%	25,572	3.4%	37,878	4.9%
Temperature Control Parts	—	—%	1,174	0.2%	2,249	0.3%
Total Europe	—	—%	26,746	3.6%	40,127	5.2%

All Other	11,491	1.4%	5,514	0.7%	3,285	0.4%

Total	$810,910	100%	$735,424	100%	$775,241	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2010.

	Year Ended December 31,
	2010		2009		2008
	Operating Profit (Loss)	Identifiable Assets	Operating Profit (Loss)	Identifiable Assets	Operating Profit (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$43,410	$323,162	$26,927	$310,142	$(26,925)	$346,888
Temperature Control	13,096	92,732	6,855	79,066	2,335	112,259
Europe	—	—	(7,016)	—	2,101	20,462
All Other	(9,713)	76,907	(9,135)	95,251	5,652	95,418
Total	$46,793	$492,801	$17,631	$484,459	$(16,837)	$575,027

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products. We manufacture a full line of engine management replacement parts including, electronic ignition control modules, fuel injectors, ignition wires, voltage regulators, coils, switches, emission sensors, EGR valves, distributor caps and rotors and many other engine management components primarily under our brand names Standard, BWD, Intermotor and GP/Sorensen, and through private labels such as CARQUEST, NAPA Echlin and NAPA Belden. We are a basic manufacturer of many of the engine management parts we market. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia. In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 59% of our consolidated net sales in 2010, 57% of our consolidated net sales in 2009, and 58% of our consolidated net sales in 2008.

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

Wire and Cable Products. Wire and cable parts accounted for 12% of our consolidated net sales in 2010, 2009 and 2008. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

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

Temperature Control Segment

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons, ACi, Hayden, Factory Air and Imperial and through private labels such as CARQUEST, NAPA Temp Products and Murray. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors, motor/regulator assemblies and windshield washer pumps. Our temperature control products accounted for approximately 27% of our consolidated net sales in 2010 and 2009, and 25% of our consolidated net sales in 2008.

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

Europe Segment

Our European Segment was conducted through our wholly-owned subsidiary, Standard Motor Products (SMP) Holdings Limited located in Nottingham, England until we sold the distribution business in November 2009.  Pursuant to the sale, we retained our manufacturing operation in Poland.  Prior to the divestiture, we distributed a broad line of engine management products primarily to customers in Europe under brand names such as Intermotor, Kerr Nelson, Lemark and Blue Streak and through private labels such as Lucas. We continue to distribute, to a lesser degree, air conditioner compressors for the European market.  Our European Segment accounted for approximately 4% and 5% of our consolidated net sales in 2009 and 2008, respectively.

Financial Information about Our Foreign and Domestic Operations and Export Sales

We sell our line of products primarily in the United States, with additional sales in Canada, Europe and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2010.
	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$723,628	$635,977	$650,498
Canada	51,515	48,896	51,886
Europe	8,296	29,984	44,205
Other International	27,471	20,567	28,652
Total	$810,910	$735,424	$775,241

The table below shows our long-lived assets by geographical area for the three years ended December 31, 2010.
	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$81,485	$85,083	$89,528
Europe	2,314	2,102	5,714
Canada	1,782	1,892	3,540
Other International	1,168	1,626	605
Total	$86,749	$90,703	$99,387

Sales and Distribution

In the traditional distribution channel, we sell our products to warehouse distributors, who supply auto parts jobber stores, who in turn sell to professional technicians and to consumers who perform automotive repairs themselves. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores. In the retail distribution channel, customers buy directly from us and sell directly to technicians and “do-it-yourselfers” through their own stores. Retailers are also consolidating with other retailers and have begun to focus on the commercial market adding additional competition in the “do-it-for-me” business segment targeting the professional technician.

As automotive parts grow more complex, consumers are less likely to service their own vehicles and may become more reliant on dealers and technicians. In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles. The products available through the dealers are purchased through the original equipment service (“OES”) network. Traditionally, the parts manufacturers of OEMs have supplied a majority of the OES network. However, certain parts manufacturers have become independent and are no longer affiliated with OEMs. In addition, many Tier 1 OEM suppliers are disinterested in providing service parts requirements for up to 15 years after the OE model has gone out to production. As a result of these factors, there are additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

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

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  In 2010, our consolidated net sales to our major market channels consisted of $350.8 million to our traditional customers, $320.2 million to our retail customers, $78.5 million to our OE/OES customers, and $61.4 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for 66% of our consolidated net sales in 2010, 59% of our consolidated net sales in 2009, and 53% of our consolidated net sales in 2008.  During 2010, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 56.8% of our consolidated sales.

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

In the Engine Management business, we are one of the leading independent manufacturers in the United States. Our competitors include ACDelco, Delphi Corporation, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc.

Our Temperature Control business is one of the leading independent manufacturers and distributors of a full line of temperature control products in North America and other geographic areas. ACDelco, Delphi Corporation, Denso Corporation, Sanden International, Inc., Continental/VDO Automotive, Vista-Pro Corporation and several privately-owned companies are some of our key competitors in this market.

The automotive aftermarket is highly competitive, and we face substantial competition in all markets that we serve. Our success in the marketplace continues to depend on our ability to offer competitive prices, improved products, superior customer service and expanded offerings in competition with many other suppliers to the aftermarket. Some of our competitors may have greater financial, marketing and other resources than we do. In addition, we face competition from automobile manufacturers who supply many of the replacement parts sold by us, although these manufacturers generally supply parts only for cars they produce through OE dealerships.

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

Suppliers

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, copper wire, stainless steel coils and rods, aluminum coils, fittings, rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo-set and thermo plastic molding powders. Additionally, we use components and cores (used parts) in our remanufacturing processes for air conditioning compressors.

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

Employees

As of December 31, 2010, we employed approximately 1,900 people in the United States, and 1,300 people in Mexico, Canada, Europe and Hong Kong. Of these, approximately 1,600 are production employees. We operate primarily in non-union facilities and have binding labor agreements with employees at other unionized facilities. We have approximately 97 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2012.  We also have union relationships in Mexico with agreements negotiated at various intervals. The current union agreements in Mexico cover 572 employees and expire in January 2012.

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

You should carefully consider the risks described below.  These risks and uncertainties are not the only ones we face.  Additional risks and uncertainties not presently known to us or other factors not perceived by us present significant risks to our business at this time also may impair our business and results of operations.  If any of the stated risks actually occur, they could materially and adversely affect our business, financial condition or operating results.

Risks Related to Our Operations

We depend on a limited number of key customers, and the loss of any such customer, or a significant reduction in purchases by such customer, could have a material adverse effect on our business, financial condition and results of operations.

Our five largest individual customers, including members of a marketing group, accounted for 66% of our consolidated net sales in 2010, 59% of our consolidated net sales in 2009, and 53% of our consolidated net sales in 2008.  During 2010, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 56.8% of our consolidated sales.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Also, we do not typically enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs. We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, including pricing pressures. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, including a decision to source products directly from a low cost region such as Asia, could have a material adverse effect on our business, financial condition and results of operations.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Corporation, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc. In the Temperature Control Segment, we compete with ACDelco, Delphi Corporation, Denso Corporation, Sanden International, Inc., Continental/VDO Automotive, Vista-Pro Corporation and several privately-owned companies. In addition, automobile manufacturers supply many of the replacement parts we sell.

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

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace (particularly in China), the consolidated purchasing power of large customers, and actions taken by some of our competitors in an effort to ‘‘win over’’ new business. We have in the past reduced prices to remain competitive and may have to do so again in the future. Price reductions have impacted our sales and profit margins and are expected to do so in the future. In addition, we are implementing ongoing facility integration efforts to further reduce costs. Our future profitability will depend in part upon the success of our integration plans, and our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations would be materially and adversely affected if we are unable to purchase raw materials, manufactured components or equipment from our suppliers.

Because we purchase various types of raw materials, finished goods, equipment and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected.  This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products.  The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers.  Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability of raw materials, destruction of their facilities or work stoppages.  In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.  Our efforts to protect against and to minimize these risks may not always be effective.

We may incur material losses and significant costs as a result of warranty-related returns by our customers in excess of anticipated amounts.

Our products are required to meet rigorous standards imposed by our customers and our industry. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship, failure to meet industry published specifications and/or the result of installer error. In the event that there are material deficiencies or defects in the design and manufacture of our products and/or installer error, the affected products may be subject to warranty returns and/or product recalls. Although we maintain a comprehensive quality control program, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty returns or product recalls in the future.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2010. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.7 million to $66.9 million for the period through 2059.  The change from the prior year study was a $0.9 million decrease for the low end of the range and a $0.6 million increase for the high end of the range.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  Accordingly, an incremental $1.8 million provision in our discontinued operation was added to the asbestos accrual in September 2010 increasing the reserve to approximately $25.7 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $20.3 million to $61.3 million during the same period.

At December 31, 2010, approximately 1,540 cases were outstanding for which we may be held responsible for any related liabilities. Since inception in September 2001 through December 31, 2010, the amounts paid for settled claims are approximately $11.6 million. A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

We are implementing a number of cost savings programs.  Although we expect to realize cost savings as a result of our restructuring plans, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect.  We are currently rationalizing certain manufacturing operations in order to alleviate redundant capacity and reduce our cost structure.  This restructuring will involve moving some U.S. production to Mexico and increasing production in Poland.  Our ability to achieve these cost savings could be affected by a number of factors.  Changes in the amount, timing and character of charges related to restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures, or receipt of lower proceeds from such divestitures than currently is anticipated, could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

Risks Related to Liquidity

Our substantial indebtedness could negatively affect our financial health.

We have a substantial amount of indebtedness. As of December 31, 2010, our total outstanding indebtedness was $65.6 million. We have an existing revolving bank credit facility of $200 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2010, we had $52.9 million of outstanding indebtedness and approximately $89 million of availability under this revolving credit facility. Our substantial indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing or borrow additional funds;
•	limit our ability to pay future dividends;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
require that a substantial portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of funding working capital, capital expenditures, acquisitions or other general corporate purposes; and

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

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are exposed to risks related to our receivables factoring arrangements.

We have entered in to factoring arrangements with financial institutions to sell certain of our customers’ trade accounts receivable without recourse.  If we do not enter into these factoring arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables.  In addition, if any of the financial institutions with which we have factoring arrangements experience financial difficulties or are otherwise unable or unwilling to honor the terms of, or otherwise terminates, our factoring arrangements, we may experience material and adverse economic losses due to the failure of such factoring arrangements and the impact of such failure on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Risks Related to External Factors

Our results of operations and financial condition may be adversely affected by global economic and financial market conditions.

Current global economic and financial markets conditions, including severe disruptions in the credit markets, the potential for a significant and prolonged global economic recession, and a global increase in commodity prices, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with whom we do business.  For example, end users may put off discretionary repairs or drive less miles thereby resulting in less need for our products.  Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

We conduct our manufacturing and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States.

We have manufacturing and distribution facilities in many countries, including Canada, Poland and Mexico, and increasing our manufacturing footprint in low cost countries is an important element of our strategy. There are a number of risks associated with doing business internationally, including (a) exposure to local economic and political conditions, (b) social unrest such as risks of terrorism or other hostilities, (c) currency exchange rate fluctuations and currency controls, (d) export and import restrictions, and (e) the potential for shortages of trained labor.  In particular, there has been social unrest in Mexico and any increased violence in or around our manufacturing facilities in Mexico could impact our business by disrupting our supply chain, the delivery of products to customers and the reluctance of our customers to visit our Mexican facilities.  In addition, the increased violence in or around our manufacturing facilities in Mexico could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at our Mexican facilities.  The likelihood of such occurrences and their potential effect on us is unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing testing for potential environmental remediation, and our reserve balance related to the environmental clean-up at this facility is $1.8 million at December 31, 2010.  The testing and any environmental remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2010.
Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Orlando	FL	Manufacturing (Ignition)	50,640	2017
Mishawaka	IN	Manufacturing	153,070	Owned
Edwardsville	KS	Distribution (Wire)	363,450	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	74,755	2018
Greenville	SC	Manufacturing (Ignition)	184,500	Owned
Disputanta	VA	Distribution (Ignition)	411,000	Owned
Reynosa	Mexico	Manufacturing (Wire)	100,000	2014
Reynosa	Mexico	Manufacturing (Ignition)	153,000	2013

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2016
Grapevine	TX	Manufacturing	180,000	Owned
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Remanufacturing (Compressors)	81,967	2013

		Europe

Bialystok	Poland	Manufacturing (Ignition)	31,000	2014

		Other

Mississauga	Canada	Administration and Distribution (Ignition, Wire, Temperature Control)	128,400	2016
Irving	TX	Training Center	13,400	2013

		Available For Sale

Nottingham	England	Vacant Land		Owned

The real property that we own in Indiana, Kansas, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility.

ITEM 3.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2010, approximately 1,540 cases were outstanding for which we may be held responsible for any related liabilities.  Since inception in September 2001 through December 31, 2010, the amounts paid for settled claims are approximately $11.6 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.7 million in reimbursement for settlement claims and defense costs.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier since we have exhausted our coverage under the agreement with the primary insurance carrier discussed above and have received $0.8 million in reimbursement for settlement claims and defense costs.  See Note 19 of the notes to consolidated financial statements for further discussion.

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages. In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act. Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006.  Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held culminating in a decision and order dated September 16, 2010 granting the motion to dismiss and, in view of an intervening change in pleading standards, deferring decision on whether to grant plaintiff leave to amend to allow an opportunity to propose curative amendments. On October 18, 2010, the plaintiff filed an amended complaint changing certain alleged claims relating to the Robinson-Patman Act.  By Order dated October 26, 2010, the court directed that the Third Amended Complaint be deemed withdrawn and gave plaintiffs until November 9, 2010 to file a motion for leave to amend identifying the curative amendments to the Second Amended Complaint setting forth why the amendments accord with the rules.  The motion was timely filed, opposed on December 9, 2010, which opposition was replied to on December 24, 2010 and awaits oral argument or a decision.  Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff’s allegations of wrongdoing and believe we have meritorious defenses to the plaintiff’s claims. We intend to defend this lawsuit vigorously.

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

Our common stock trades publicly on the New York Stock Exchange under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the New York Stock Exchange and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2010
First Quarter	$11.26	$7.00	$0.05
Second Quarter	11.70	7.03	0.05
Third Quarter	10.73	7.38	0.05
Fourth Quarter	14.25	10.06	0.05

Fiscal Year ended December 31, 2009
First Quarter	$4.29	$1.36	$—
Second Quarter	8.62	2.50	—
Third Quarter	15.71	8.12	—
Fourth Quarter	15.70	8.33	—

The last reported sale price of our common stock on the NYSE on February 28, 2011 was $11.63 per share. As of February 28, 2011, there were 502 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our board of directors and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board. After suspending our quarterly dividend for 2009, in January 2010 our board voted to reinstate our quarterly dividend, at a rate of $0.05 per share per quarter.  In January 2011, our board voted to increase our quarterly dividend to a rate of $0.07 per share per quarter.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2010 nor any repurchases of our common stock during the fourth quarter of 2010. For a discussion of our registered public offering in 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2005 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2005	100	100	100
2006	168	116	105
2007	95	122	127
2008	43	77	60
2009	106	97	93
2010	174	112	146

* Source: Standard & Poor’s

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2010.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$810,910	$735,424	$775,241	$790,185	$812,024
Gross profit	207,606	177,224	184,156	202,275	205,221
Goodwill and intangible asset impairment charges (1) (2)	—	—	(39,387)	—	—
Operating income (loss) (3)	46,793	17,631	(16,837)	24,208	33,685
Earnings (loss) from continuing operations	24,700	5,906	(21,098)	5,431	9,163
Earnings (loss) from discontinued operation, net of tax	(2,740)	(2,423)	(1,796)	(3,156)	248
Net earnings (loss) (4)	21,960	3,483	(22,894)	2,275	9,411

Per Share Data:

Earnings (loss) from continuing operations:
Basic	$1.10	$0.31	$(1.14)	$0.29	$0.50
Diluted	1.09	0.31	(1.14)	0.29	0.50
Earnings (loss) per common share:
Basic	0.97	0.18	(1.24)	0.12	0.51
Diluted	0.97	0.18	(1.24)	0.12	0.51
Cash dividends per common share	0.20	—	0.36	0.36	0.36

Other Data:

Depreciation and amortization	$13,574	$14,354	$14,700	$15,181	$15,486
Capital expenditures	10,806	7,174	10,500	13,995	10,080
Dividends	4,508	—	6,653	6,683	6,579

Balance Sheet Data (at period end):
Cash and cash equivalents	$12,135	$10,618	$6,608	$13,261	$22,348
Working capital	169,875	159,591	104,599	183,074	183,313
Total assets	492,801	484,459	575,027	678,092	640,092
Total debt	65,596	76,405	194,157	255,311	238,320
Long-term debt (excluding current portion)	307	17,908	273	90,534	97,979
Stockholders’ equity	209,883	193,878	163,545	188,364	190,699

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

(3)
During the year ended December 31, 2010, we identified an immaterial correction related to our classification in the consolidated statements of operations of gains/losses on the sale of long-lived assets. We determined that in accounting for such gains/losses, although there is no effect on net income (loss) or on income (loss) from continuing operations, we did not properly classify such amounts within operating income, as required by paragraph 360-10-45-5 of the FASB Accounting Standards Codification.  As such, we corrected the consolidated statements of operations for each of the years ended December 31, 2009, 2008, 2007 and 2006.  See Note 1 and 15 of the notes to the consolidated financial statements for additional information.

(4)
We recorded an after tax gain (charge) of $(2.7) million, $(2.4) million, $(1.8) million, $(3.2) million, and $0.2 million as earnings (loss) from discontinued operation to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.  Such costs were also separately disclosed in the Operating Activity section of the Consolidated Statements of Cash Flows for those same years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2010.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, AutoZone, O’Reilly Automotive, Canadian Tire and Pep Boys. Our customers also include national program distribution groups and specialty market distributors. We distribute parts under our own brand names, such as Standard, BWD, Intermotor, Four Seasons, Factory Air, ACi, Imperial and Hayden and through private labels, such as CARQUEST, NAPA Echlin, NAPA Temp Products and NAPA Belden.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and imported automobiles, and our reputation for outstanding customer service.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost countries; and
•	focusing further on our engineering development efforts including a renewed focus on bringing more product manufacturing in house.

•
Provide Superior Customer Service, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost-effective manner. In addition, our category management and technically skilled sales force professionals provide product selection and application support to our customers.

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

•
Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

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

•
Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, and expand our product lines through potential acquisitions.

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

Comparison of Fiscal Years 2010 and 2009

Sales.  Consolidated net sales for 2010 were $810.9 million, an increase of $75.5 million, or 10.3%, compared to $735.4 million in the same period of 2009. The increase in net sales is due to higher sales in our Engine Management and Temperature Control Segments supported by ongoing positive demographic trends such as an ageing car population and the closure of car dealers offset by a $26.7 million decrease related to the sale of our European distribution business.

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2010 and 2009, respectively:

Year Ended December 31,	Engine Management	Temperature Control	Europe	Other	Total
2010
Net sales	$577,333	$222,086	$—	$11,491	$810,910
Gross margins	144,090	51,293	—	12,223	207,606
Gross margin percentage	25.0%	23.1%	—	—	25.6%

2009
Net sales	$506,435	$196,729	$26,746	$5,514	$735,424
Gross margins	122,838	38,677	6,997	8,712	177,224
Gross margin percentage	24.3%	19.7%	26.2%	—	24.1%

Engine Management’s net sales increased $70.9 million, or 14%, to $577.3 million for 2010.  Engine Management’s revenue growth was driven by overall strong demand for our products across all market channels including inventory increases on the part of several customers as they returned to more normalized stocking levels, particularly in the our retail channel.  In addition, incremental sales from our acquisition of Federal Mogul’s wire and cable business, which began shipping in September 2009, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales increased $25.4 million, or 12.9%, to $222.1 million for 2010.  The increase in sales primarily reflects incremental new business in our retail market and increased demand across all markets due to the warm summer weather.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased by 1.5 percentage points to 25.6% in 2010 from 24.1% in 2009.  The increase resulted from a 3.4 percentage point increase in Temperature Control margins and a 0.7 percentage point increase in Engine Management margins.  Temperature Control’s gross margin increase resulted primarily from favorable manufacturing and purchase price variances as sales volumes increased due to stronger demand, incremental new sales and increased production at our low cost Mexico facility.  The increase in the Engine Management margins was the result of improving fixed overhead absorption resulting from increased production and the benefit of operational integration initiatives, offset in part, by a higher mix of OE/OES sales volumes and mix of lower margin products.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $12.8 million to $159.4 million or 19.7% of consolidated net sales in 2010, as compared to $146.6 million or 19.9% of consolidated net sales in 2009.  The increase in SG&A expenses is due primarily to higher selling, marketing and distribution expenses as a result of the increase in sales.  Expenses related to the sale of receivables, which are included in SG&A, were $6.4 million in 2010 compared to $3 million in the same period last year.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $3.5 million in 2010 compared to $7.4 million in 2009.  The 2010 expense related primarily to severance and lease termination costs incurred in connection with the closures of our Corona, California and Hong Kong, China manufacturing facilities.  The 2009 expense related primarily to severance and other exit costs incurred in connection with the closure of our Edwardsville, Kansas, Wilson, North Carolina and Corona, California manufacturing operations, building demolition costs incurred at our European properties held for sale, and charges related to severance and other relocation costs incurred in connection with our wire and cable business acquisition.

Other income (expense), net.  Other income, net was $2.1 million in 2010 compared to other expense, net of $5.6 million for the year ended December 31, 2009.  In 2010, other income, net included a $1.5 million gain on the sale of our Reno, Nevada distribution property, a $0.1 million gain on the sale of vacant land at one of our locations in the U.K. and $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York property offset, in part, by losses of $0.5 million related to equipment sales.  During 2009, we sold our European distribution business and recorded a loss of $6.6 million, which was offset, in part, by the recognition of $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York property.

Operating income (loss).  Operating income was $46.8 million in 2010, compared to $17.6 million in 2009.  The increase of $29.2 million was due primarily to stronger sales across all markets of our Engine Management Segment including a rebound in the OE/OES markets and higher sales volumes and favorable manufacturing variances in our Temperature Control Segment offset, in part, by an increase in SG&A expenses.

Other non-operating income, net.  Other non-operating income, net was $0.4 million in 2010 compared to $3.6 million for the year ended December 31, 2009.  During 2009, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million.

Interest expense. Interest expense decreased by $2.1 million to $7.1 million in 2010 compared to interest expense of $9.2 million in 2009.  The decline is due to lower outstanding borrowings and our increased utilization of accounts receivable factoring programs with some of our larger customers.

Income tax provision.  The income tax provision for 2010 was $15.4 million at an effective tax rate of 38.4% compared to $6.1 million at an effective tax rate of 50.8%.  The 2010 effective tax rate reflects the reversal of previously established reserves related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2006 and prior tax years.  The 2009 effective tax rate of 50.8% was impacted by the valuation allowance recorded related to the capital loss recognized in connection with the sale of our European distribution business which resulted in a higher effective tax rate.  We have concluded that our current level of valuation allowance of $29.5 million continues to be appropriate, as discussed in Note 16 of the notes to our consolidated financial statements.

Loss from discontinued operation, net of income tax benefit. Earnings (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the August 2010 actuarial study and all other available information considered by us.  We recorded $2.7 million and $2.4 million as a loss, both net of tax, from discontinued operation for 2010 and 2009, respectively.  The loss for 2010 reflects a $1.8 million pre-tax adjustment to increase our indemnity liability in line with the August 2010 actuarial study, as well as legal fees incurred in litigation.  As discussed more fully in Note 19 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Fiscal Years 2009 and 2008

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2009 and 2008, respectively:

Year Ended December 31,	Engine Management	Temperature Control	Europe	Other	Total
2009
Net sales	$506,435	$196,729	$26,746	$5,514	$735,424
Gross margins	122,838	38,677	6,997	8,712	177,224
Gross margin percentage	24.3%	19.7%	26.2%	—	24.1%

2008
Net sales	$537,658	$194,171	$40,127	$3,285	$775,241
Gross margins	122,260	37,406	11,412	13,078	184,156
Gross margin percentage	22.7%	19.3%	28.4%	—	23.8%

Sales.  Consolidated net sales for 2009 were $735.4 million, a decrease of $39.8 million or 5.1%, compared to $775.2 million in 2008.  The decrease in consolidated net sales resulted from declines in Engine Management net sales of $31.2 million, or 5.8%, and European Segment net sales of $13.4 million, or 33.3%.  The decline in net sales within our Engine Management Segment was due to lower sales volumes in our traditional markets as a single large customer changed brands to a competitor and as customers reduced and maintained lower inventory levels in response to the economic environment.  The reduction in sales in our European Segment resulted from a decrease in OE/OES sales volumes, an unfavorable change in foreign currency exchange rates and the impact of the sale of our distribution business to the managers of the business at the end of November.  Temperature Control Segment net sales increased $2.6 million due to incremental new customer sales volumes and increased customer demand within our retail channel.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased by 0.3 percentage points to 24.1% in 2009 from 23.8% in 2008.  This primarily reflects a 1.6 percentage point increase in our Engine Management margins due to a reduction in our fixed overhead costs as a result of our cost reduction programs and the negative impact on prior year margins of unabsorbed overhead during our closure of two manufacturing facilities and start up and training costs at our new Mexico facility, and a 0.4 percentage point increase in our Temperature Control Segment margins, where increased sales and production volumes combined with the further shift of certain production lines to low cost facilities resulted in favorable manufacturing variances compared to the prior year.  European Segment margins declined 2.2 percentage points as a result of lower sales volumes and higher manufacturing costs due to reduced production volumes in response to economic conditions.

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

Goodwill and intangible asset impairment charges.  In 2008, as the carrying amount of the goodwill acquired as a result of our Dana acquisition was determined to be in excess of its respective fair value, we recognized a goodwill impairment charge of $38.5 million in our Engine Management Segment related to goodwill.  Global economic and financial market conditions during the fourth quarter of 2008, including severe disruptions in credit markets and the continuing economic recession, have caused us to reduce our business outlook and revenue forecasts, thereby negatively impacting our estimates of fair value.  In addition, during 2008 we implemented a plan to transition products sold under the Neihoff name to our BWD name and discontinue the Neihoff brand name.  In connection therewith, we recognized a non-cash impairment charge for the Neihoff trademark value of $0.9 million.  Our annual test of impairment for goodwill and other intangible assets resulted in no impairment charges in 2009.

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

Other income (expense), net.  Other expense, net was $5.6 million in 2009 compared to other income, net of $21.5 million for the year ended December 31, 2008.  Other income, net for 2008 included a gain of $21.8 million on the sale of our Long Island City property.  During 2009, we sold our European distribution business and recorded a loss of $6.6 million, which was offset, in part, by the recognition of $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York property.

Operating income (loss).  Operating income was $17.6 million in 2009, compared to an operating loss of $16.8 million in 2008.  During 2008 we recorded non-cash impairment charges of $38.5 million and $0.9 million for goodwill and as a result of our plan to discontinue an acquired trademark.  In 2009, the decline in net sales was offset by the positive impact of an increase in gross margins in our Engine Management and Temperature Control Segments and the full year benefit of lower SG&A expenses as a result of our cost reduction programs.

Other non-operating income, net.  Other non-operating income, net was $3.6 million in 2009 compared to $1.2 million for the year ended December 31, 2008.  During 2009, we redeemed our investment in the preferred stock of a third party issuer resulting in a pretax gain of $2.3 million.  Other non-operating income, net for 2008 included a $3.8 million gain related to the repurchase of $45.1 million principal amount of our 6.75% convertible subordinate debentures offset, in part, by a $1.4 million charge related to the defeasance of our mortgage on the Long Island City property.

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

Income tax provision (benefit).  The income tax provision for 2009 was $6.1 million at an effective tax rate of 50.8% compared to an income tax benefit for 2008 of $8.1 million at an effective tax rate of 27.8%.  The 2009 effective tax rate of 50.8% was impacted by the valuation allowance recorded related to the capital loss recognized in connection with the sale of our European distribution business which resulted in a higher effective tax rate.  The 2008 rate included the tax impact of the non-deductibility of a portion of the $5 million distribution in the unfunded supplemental executive retirement plan and a portion of the goodwill impairment charge.

Loss from discontinued operation, net of income tax benefit. Earnings (loss) from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the August 2009 actuarial study and all other available information considered by us.  We recorded $2.4 million as a loss and $1.8 million as a loss, both net of tax, from discontinued operation for 2009 and 2008, respectively.  The loss for 2009 reflects a $2.2 million pre-tax adjustment to increase our indemnity liability in line with the August 2009 actuarial study, as well as legal fees incurred in litigation offset by a $1 million payment received from our insurance carrier.  As discussed more fully in Note 19 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and activity for years ended December 31, 2010 and 2009, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Restructuring and integration costs:
Amounts provided for during 2009	3,686	3,700	7,386
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(7,651)	(1,682)	(9,333)
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Amounts provided for during 2010	1,824	1,678	3,502
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(4,378)	(1,033)	(5,411)
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2.2 million remaining as of December 31, 2010 that is expected to be paid in the amounts of $1.0 million in 2011, $0.5 million in 2012 and $0.7 million for the period 2013-2015.

Activity, by segment, for the years ended December 31, 2009 and 2010 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2008	$3,736	$1,000	$3,295	$8,031
Restructuring costs:
Amounts provided for during 2009	(202)	327	—	125
Cash payments	(2,139)	(942)	(1,873)	(4,954)
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	—	—	—	—
Cash payments	(425)	(64)	(507)	(996)
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas, Wilson, North Carolina, Corona, California and Hong Kong, China.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the years ended December 31, 2009 and 2010 related to our overhead cost reduction program consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$1,117	$727	$1,844
Integration costs:
Amounts provided for during 2009	2,187	2,863	5,050
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(1,945)	(587)	(2,532)
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,815	1,509	3,324
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(2,309)	(642)	(2,951)
Exit activity liability at December 31, 2010	$853	$686	$1,539

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs were incurred related to employee severance and equipment relocation.  As of December 31, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$—	$—	$—
Integration costs:
Amounts provided for during 2009	803	415	1,218
Cash payments	(271)	(415)	(686)
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	131	131
Cash payments	(532)	(131)	(663)
Exit activity liability at December 31, 2010	$—	$—	$—

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of December 31, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.8 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of December 31, 2010, the reserve balance related to the pension withdrawal liability of $3.1 million is included in the workforce reduction reserve.

Activity for the years ended December 31, 2009 and 2010 related to the Reynosa integration program, consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$3,603	$2,229	$5,832
Integration costs:
Amounts provided for during 2009	571	422	993
Cash payments	(481)	(680)	(1,161)
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	9	38	47
Cash payments	(541)	(260)	(801)
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910

Integration activity, by segment, for the years ended December 31, 2009 and 2010  related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	European	Other	Total
Exit activity liability at December 31, 2008	$7,363	$—	$15	$298	$7,676
Integration costs:
Amounts provided for during 2009	5,622	474	1,165	—	7,261
Non-cash usage, including asset write-downs	(1,987)	—	(1,016)	—	(3,003)
Liabilities related to assets sold	—	—	(12)	—	(12)
Cash payments	(3,981)	(110)	(152)	(136)	(4,379)
Exit activity liability at December 31, 2009	$7,017	$364	$—	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,931	1,571	—	—	3,502
Non-cash usage, including asset write-downs	(99)	(82)	—	—	(181)
Cash payments	(3,269)	(984)	—	(162)	(4,415)
Exit activity liability at December 31, 2010	$5,580	$869	$—	$—	$6,449

Liquidity and Capital Resources

Operating Activities. During 2010, cash provided by operations was $28.1 million, compared to cash provided by operations of $102.3 million in 2009.  The $74.2 million decrease in operating cash flow is primarily the result of the build-up of inventory levels in 2010 in response to increased demand and customer requirements.

During 2009, cash provided by operations was $102.3 million, compared to cash provided by operations of $47.1 million in 2008.  The $55.2 million increase in operating cash flow is primarily due to the continuation of our customer accounts receivable factoring program, improved alignment of our inventory levels to our customer needs and an overall improvement in working capital management.

Investing Activities.  Cash used in investing activities was $7.9 million in 2010, compared to cash used in investing activities of $11.2 million in 2009.  During 2010, we received $2.4 million in payments related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships and received proceeds of $2.6 million from the sale of our Wilson, North Carolina building, our Reno, Nevada building and the sale of the vacant land at one of our locations in the U.K.  In addition, investing activities in 2010 included a $2 million payment related to the acquisition of certain product lines by our Temperature Control Segment

Cash used in investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction entered into in 2008, a $6.8 million payment in connection with our acquisition of a wire and cable business offset by a $4 million cash receipt in connection with our December 2008 divestiture of certain of our joint venture equity ownerships, $0.8 million in proceeds from the sale of our European distribution business and $3.9 million in proceeds received in connection with the redemption of preferred stock of a third-party issuer.  Capital expenditures in 2010 were $10.8 million compared to $7.2 million in the comparable period of the last year.

Cash used in investing activities was $11.2 million in 2009, compared to cash provided by investing activities of $22.1 million in 2008.  Investing activities in 2009 included a $6 million payment to complete our core sensor asset purchase transaction entered into in 2008, a $6.8 million payment in connection with our acquisition of a wire and cable business offset by a $4 million cash receipt in connection with our December 2008 divestiture of certain of our joint venture equity ownerships, $0.8 million in proceeds from the sale of our European distribution business and $3.9 million in proceeds received in connection with the redemption of preferred stock of a third-party issuer.  Cash provided by investing activities in 2008 includes $37.3 million in net cash proceeds from the sale of the Long Island City, New York property and a $4.9 million payment in connection with our acquisition of a core sensor product line.  Capital expenditures in 2009 were $7.2 million compared to $10.5 million in 2008.

Financing Activities. Cash used in financing activities was $19.4 million in 2010, compared to cash used in financing activities of $91.5 million in 2009 and $68.4 million in 2008.  During 2010 borrowings were used to finance the increase in working capital resulting from the increase in sales volumes and inventory build-up.  Despite the $48 million increase in inventories, total debt was reduced $10.8 million from $76.4 million in 2009 to $65.6 million at December 31, 2010.

During 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock and sold an additional 450,000 shares to the underwriters at the offering price of $8.50 per share, less a 5% underwriting discount and received cash proceeds of $27.5 million, net of expenses of $0.4 million.  The proceeds from the stock issuance along with the impact of the accounts receivable factoring programs and improved working capital management reduced our borrowings under our revolving credit facilities by $88.5 million and we retired $32.6 million of long-term debt, including the remaining $32.1 million balance of our 6.75% convertible subordinated debentures.  The debt reduction was partially offset by the issuance of $5.4 million of 15% unsecured promissory notes.

During 2008, we reduced our total borrowings by $58.1 million using the net cash proceeds received from the sale of the Long Island City, New York property and proceeds received from our improved working capital management.  We defeased the remaining $7.8 million mortgage loan on our Long Island City, New York property and repurchased $45.1 million principal amount of our 6.75% debentures.  Dividends of $4.5 million and $6.7 million were paid in 2010 and 2008, respectively.  No dividends were paid in 2009.

Liquidity

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends and principal and interest payments on indebtedness.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our secured revolving credit facility (as detailed below).

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility (as amended through June 2009) with General Electric Capital Corporation.  The restated credit agreement provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2014.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $95.2 million available for us to borrow pursuant to the formula at December 31, 2010, of which $6.2 million was reserved for redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $52.9 million and $58.4 million at December 31, 2010 and December 31, 2009, respectively.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During 2010, our average daily index loan balance was $7.1 million.   At December 31, 2009, the weighted average interest rate on our restated credit agreement was 4.1%, which consisted of $53 million at 4% and an index loan of $5.4 million at 5.5%.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2010, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Based upon amounts outstanding as of December 31, 2010, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures due April 15, 2011.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In May 2010, we amended our Canadian Credit Agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amended Canadian Credit Agreement provided for the conversion of the then existing $10 million line of credit into a revolving credit facility.   The Canadian $10 million line of credit is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

In November 2010, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2014 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (see above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2010, we have no outstanding borrowings under the Canadian line of credit.

During 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  The newly issued 15% convertible subordinated debentures are convertible into our common stock at the option of the holders at a conversion price of $15 per share as opposed to the conversion price of $32.19 per share offered to holders of the 6.75% convertible subordinated debentures.  The impact of common shares to be issued, if converted, would be an increase from approximately 382,100 shares under the 6.75% convertible subordinated debentures to approximately 820,000 shares under the newly issued 15% convertible subordinated debentures at the aggregate principal amount of $12.3 million.  The 15% convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness, and if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the 15% convertible subordinated debentures at a purchase price equal to 101% of the aggregated principal amount, plus accrued interest.  We did not receive any cash proceeds from the exchange.

In addition during 2009, we issued $5.4 million aggregate principal amount of 15% unsecured promissory notes to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  Cash proceeds from the issuance were used to repay a portion of our revolving credit facility.  The purpose of each of these transactions was to enable us to refinance the outstanding principal amount of our then existing 6.75% convertible subordinated debentures at maturity on July 15, 2009 with funds from our revolving credit facility.  As a result of the convertible subordinated debentures exchange and issuance of the promissory notes, we extended our short term maturity on $17.7 million of debt for two years until 2011, increased interest expense on an annualized basis by $1.5 million from $1.2 million to $2.7 million, and enhanced our financial flexibility.

During 2010, we prepaid the remaining outstanding principal amount of our 15% unsecured promissory notes with funds from our revolving credit facility.  The 15% unsecured promissory notes would have matured on April 15, 2011.

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of December 31, 2010, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $430.1 million and $212.9 million of receivables for the years ended December 31, 2010 and 2009, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $6.4 million, $3 million and $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

In November 2009, we completed a public offering of 3,000,000 shares of our common stock and sold an additional 450,000 shares to the underwriters at the offering price of $8.50 per share, less a 5% underwriting discount.  Net cash proceeds received were $27.5 million, net of expenses of $0.4 million.   The net proceeds from the offering were used to repay a portion of our outstanding indebtedness under our revolving credit facility.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months.  We continue to evaluate alternative sources to further improve the liquidity of our business.  The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.  In addition, we have a substantial amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes.  If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

The following table summarizes our contractual commitments as of December 31, 2010 and expiration dates of commitments through 2020:

(in thousands)	2011	2012	2013	2014	2015	2016- 2020	Total
Principal payments of long term debt	$12,300	$—	$—	$—	$—	$—	$12,300
Lease obligations	7,567	7,404	6,448	5,333	4,938	5,738	37,428
Postretirement benefits	1,153	1,184	1,232	1,289	6,952	7,581	19,391
Severance payments related to restructuring and integration	2,219	811	704	514	316	3,592	8,156
Total commitments	$23,239	$9,399	$8,384	$7,136	$12,206	$16,911	$77,275

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At December 31, 2010, the allowance for sales returns was $23.2 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2010, the allowance for doubtful accounts and for discounts was $6.8 million.

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

At December 31, 2010, we had a valuation allowance of $29.5 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Asbestos Reserve. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2010 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $25.7 million to $66.9 million for the period through 2059. As a result, in September 2010 an incremental $1.8 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $25.7 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $20.3 million to $61.3 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to agreements with insurance carriers for certain asbestos-related claims.

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

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 inputs (measurements based on other observable inputs) of the fair value hierarchy.  There were no such transfers in 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar.  As of December 31, 2010, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2010, we had approximately $65.6 million in loans and financing outstanding, of which approximately $12.7 million bear interest at fixed interest rates and approximately $52.9 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 80.6% and 76.5% at December 31, 2010 and 2009, respectively.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.7 million negative impact on our earnings or cash flows.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2010 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER REPORTING

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited Standard Motor Products, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Standard Motor Products, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2010, and our report dated March 9, 2011 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

/s/ KPMG LLP
New York, New York
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2010.  In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited the accompanying consolidated balance sheet of Standard Motor Products, Inc. (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
New York, New York
March 11, 2010 (except for Note 1, Immaterial Correction Related to Prior Periods, and Note 17, Industry Segment and Geographic Data, as to which the date is March 9, 2011)

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Net sales	$810,910	$735,424	$775,241
Cost of sales	603,304	558,200	591,085
Gross profit	207,606	177,224	184,156
Selling, general and administrative expenses	159,433	146,642	166,199
Goodwill and intangible asset impairment charge	—	—	39,387
Restructuring and integration expenses	3,502	7,386	16,858
Other income (expense), net	2,122	(5,565)	21,451
Operating income (loss)	46,793	17,631	(16,837)
Other non-operating income, net (Note 15)	425	3,584	1,219
Interest expense	7,127	9,215	13,585
Earnings (loss) from continuing operations before taxes	40,091	12,000	(29,203)
Provision for (benefit from) income taxes	15,391	6,094	(8,105)
Earnings (loss) from continuing operations	24,700	5,906	(21,098)
Loss from discontinued operation, net of income tax benefit of $1,826, $1,615 and $1,198	(2,740)	(2,423)	(1,796)
Net earnings (loss)	$21,960	$3,483	$(22,894)
Net earnings (loss) per common share – Basic:
Earnings (loss) from continuing operations	$1.10	$0.31	$(1.14)
Discontinued operation	(0.13)	(0.13)	(0.10)
Net earnings (loss) per common share – Basic	$0.97	$0.18	$(1.24)
Net earnings (loss) per common share – Diluted:
Earnings (loss) from continuing operations	$1.09	$0.31	$(1.14)
Discontinued operation	(0.12)	(0.13)	(0.10)
Net earnings (loss) per common share – Diluted	$0.97	$0.18	$(1.24)
Average number of common shares	22,556,858	19,340,672	18,500,229
Average number of common shares and dilutive common shares	22,634,062	19,388,771	18,531,148

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,135	$10,618
Accounts receivable, less allowances for discounts and doubtful accounts of $6,779 and $6,962 in 2010 and 2009, respectively	104,986	124,823
Inventories, net	241,158	199,752
Deferred income taxes	18,135	18,129
Assets held for sale	216	1,405
Prepaid expenses and other current assets	8,076	9,487
Total current assets	384,706	364,214
Property, plant and equipment, net	60,666	61,478
Goodwill	1,437	1,437
Other intangibles, net	11,050	12,368
Deferred incomes taxes	21,347	29,542
Other assets	13,595	15,420
Total assets	$492,801	$484,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$52,887	$58,430
Current portion of long-term debt	12,402	67
Accounts payable	49,919	54,381
Sundry payables and accrued expenses	29,280	24,114
Accrued customer returns	23,207	20,442
Accrued rebates	23,668	25,276
Payroll and commissions	23,468	21,913
Total current liabilities	214,831	204,623
Long-term debt	307	12,569
Debt to related parties	─	5,339
Accrued postretirement benefits	21,044	19,355
Other accrued liabilities	21,944	23,821
Accrued asbestos liabilities	24,792	24,874
Total liabilities	282,918	290,581
Commitments and contingencies
Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares in 2010 and 2009	47,872	47,872
Capital in excess of par value	77,471	77,238
Retained earnings	97,535	80,083
Accumulated other comprehensive income	716	5,475
Treasury stock - at cost (1,276,044 and 1,562,649 shares in 2010 and 2009, respectively)	(13,711)	(16,790)
Total stockholders’ equity	209,883	193,878
Total liabilities and stockholders’ equity	$492,801	$484,459

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$21,960	$3,483	$(22,894)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	13,574	14,354	14,700
Increase to allowance for doubtful accounts	502	946	1,874
Increase to inventory reserves	7,403	6,410	3,747
Loss from sale of European distribution business	79	6,608	—
Gain on sale of buildings	(1,048)	(1,048)	(21,845)
Loss on defeasance of mortgage loan	—	—	1,444
Gain on repurchase of convertible debentures	—	(40)	(3,981)
Gain on sale of investment	—	(2,336)	—
Loss (gain) on disposal of property, plant and equipment	(1,153)	25	930
Loss on impairment of assets	—	—	39,696
Equity loss (income) from joint ventures	(97)	(274)	319
Employee stock ownership plan allocation	1,633	341	1,595
Stock-based compensation	1,494	914	880
Decrease (increase) in deferred income taxes	8,541	(2,335)	(3,894)
Decrease in unrecognized tax benefit	(1,084)	—	—
Increase (decrease) in tax valuation allowance	(353)	2,748	232
Loss on discontinued operations, net of tax	2,740	2,423	1,796
Change in assets and liabilities:
Decrease in accounts receivable	19,336	40,870	28,170
Decrease (increase) in inventories	(47,952)	29,830	18,240
Decrease (increase) in prepaid expenses and other current assets	(702)	3,341	(2,223)
Increase (decrease) in accounts payable	(1,542)	(12,952)	5,341
Increase (decrease) in sundry payables and accrued expenses	7,975	13,703	(11,121)
Net changes in other assets and liabilities	(3,228)	(4,715)	(5,870)
Net cash provided by operating activities	28,078	102,296	47,136
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	11	73	73
Net cash received from the sale of buildings	2,559	—	37,341
Net proceeds from sale of European distribution business	—	824	—
Capital expenditures	(10,806)	(7,174)	(10,500)
Divestiture of joint ventures	2,372	4,000	—
Proceeds from sale of preferred stock investment	—	3,896	—
Acquisitions of businesses and assets	(2,024)	(12,770)	(4,850)
Net cash provided by (used in) investing activities	(7,888)	(11,151)	22,064
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line-of-credit agreements	(5,543)	(88,467)	(8,907)
Issuance of common stock	—	27,509	—
Defeasance of mortgage loan	—	—	(7,755)
Repurchase of convertible debentures	—	(433)	(40,867)
Principal payments of long-term debt and capital lease obligations	(5,421)	(32,172)	(574)
Issuance of unsecured promissory notes	—	5,339	—
Increase (decrease) in overdraft balances	(2,920)	56	(1,413)
Proceeds from exercise of employee stock options	52	456	—
Excess tax benefits related to the exercise of employee stock grants	97	(49)	—
Adjustment to costs related to issuance of common stock	36	—	—
Payments of debt issuance costs	(1,206)	(3,716)	(2,203)
Dividends paid	(4,508)	—	(6,653)
Net cash used in financing activities	(19,413)	(91,477)	(68,372)
Effect of exchange rate changes on cash	740	4,342	(7,481)
Net (decrease) increase in cash and cash equivalents	1,517	4,010	(6,653)
CASH AND CASH EQUIVALENTS at beginning of year	10,618	6,608	13,261
CASH AND CASH EQUIVALENTS at end of year	$12,135	$10,618	$6,608
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,387	$10,416	$14,349
Income taxes	$2,173	$2,245	$3,880

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2010, 2009 and 2008

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2007	$40,972	$59,220	$106,147	$5,546	$(23,521)	$188,364
Comprehensive Loss:
Net loss			(22,894)			(22,894)
Foreign currency translation adjustment				(8,973)		(8,973)
Pension and retiree medical Adjustment, net of tax				11,226		11,226
Total comprehensive loss						(20,641)
Cash dividends paid ($0.36 per share)			(6,653)			(6,653)
Stock-based compensation		169			711	880
Employee Stock Ownership Plan		(548)			2,143	1,595

BALANCE AT DECEMBER 31, 2008	40,972	58,841	76,600	7,799	(20,667)	163,545
Comprehensive Income:
Net income			3,483			3,483
Foreign currency translation adjustment				1,209		1,209
Pension and retiree medical Adjustment, net of tax				(3,533)		(3,533)
Total comprehensive income						1,159
Issuance of common stock, net of offering costs	6,900	20,609				27,509
Stock-based compensation and related tax benefits		(615)			1,464	849
Stock options and related tax benefits		87			388	475
Employee Stock Ownership Plan		(1,684)			2,025	341

BALANCE AT DECEMBER 31, 2009	47,872	77,238	80,083	5,475	(16,790)	193,878
Comprehensive Income:
Net income			21,960			21,960
Foreign currency translation adjustment				775		775
Pension and retiree medical Adjustment, net of tax				(5,534)		(5,534)
Total comprehensive income						17,201
Cash dividends paid ($0.20 per share)			(4,508)			(4,508)
Adjustment to costs related to issuance of common stock		36				36
Stock-based compensation and related tax benefits		440			1,149	1,589
Stock options and related tax benefits		6			48	54
Employee Stock Ownership Plan		(249)			1,882	1,633

BALANCE AT DECEMBER 31, 2010	$47,872	$77,471	$97,535	$716	$(13,711)	$209,883

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

Use of Estimates

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, pensions and other postretirement benefits, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances. Actual results could differ from these estimates.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2010 presentation.  In connection with the sale of our European distribution business, we reclassified the operations of our Poland manufacturing facility from our European Segment to our Engine Management Segment.

Immaterial Correction Related to Prior Periods

During the year ended December 31, 2010, we identified an immaterial correction related to our classification in the consolidated statements of operations of gains/losses on the sale of long-lived assets. We determined that in accounting for such gains/losses, although there is no effect on net income (loss) or on income (loss) from continuing operations, we did not properly classify such amounts within operating income, as required by paragraph 360-10-45-5 of the FASB Accounting Standards Codification. We reviewed the impact of this correction on the prior periods in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and determined that the correction was not material to the prior periods.  However, we have adjusted the following amounts within continuing operations on the consolidated statements of operations for each of the years ended December 31, 2009 and 2008 increasing other non-operating income (expense) net, and decreasing other income, net and operating income (loss) by $5.6 million for the year ended December 31, 2009 and decreasing other non-operating income (expense) net, and increasing other income, net and operating income (loss) by $21.5 million for the year ended December 31, 2008.  Such correction was limited to classification within continuing operations on the consolidated statements of operations and did not impact the consolidated balance sheet, consolidated statements of cash flows or the consolidated statements of changes in stockholders’ equity and comprehensive income (loss).   See Notes 4, 5 and 15 of the notes to the consolidated financial statements for additional information.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Inventories

Inventories are stated at the lower of cost (determined by means of the first-in, first-out method) or market. Inventories are reduced by an allowance for excess and obsolete inventories, based on our review of on-hand inventories. We provided for an inventory reserve of $38.6 million and $36.3 million as of December 31, 2010 and 2009, respectively.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at year-end exchange rates.  Income statement accounts are translated using the average exchange rates prevailing during the year.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remains there until the underlying foreign operation is liquidated or substantially disposed of.  Foreign currency transaction gains or losses are recorded in the statement of operations under the caption “other non-operating income, net.”

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

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized in other assets and amortized over the life of the related financing arrangements through 2014.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the statement of operations under the caption other non-operating income, net.

Postretirement Benefits Other Than Pensions

The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits the employees earn while working as well as the present value of those benefits.  Inherent in these valuations are financial assumptions including expected return on plan assets, discount rates at which liabilities can be settled, rates of increase of health care costs as well as employee demographic assumptions such as retirement patterns, mortality and turnover.  Management reviews these assumptions annually with its actuarial advisors.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants.  Benefits are determined primarily based upon employees’ length of service.  We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

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

	2010	2009	2008
	(In thousands)
Weighted average common shares outstanding – Basic	22,557	19,341	18,500
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock	77	48	31
Dilutive effect of stock options	—	—	—
Weighted average common shares outstanding – Diluted	22,634	19,389	18,531

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average shares listed below were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2010	2009	2008
	(In thousands)
Stock options and restricted shares	449	504	640
6.75% Convertible debentures	—	668	2,423
15% Convertible debentures	820	539	—

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

Loss Contingencies

When it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated, we establish a reserve based on management’s judgment as to the likelihood of a range of amounts needed to pay damages in the future for events that have already occurred.  We maintain an ongoing monitoring and identification process to assess how the activities are progressing against the accrued estimated costs.  Adjustments to the liabilities are recorded in the statement of operations in the period when additional information becomes available that affects our estimate of costs or payments to be made.

Product Warranty

We establish a provision for estimated expenses related to product warranties at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of claims.  Revision to the reserves for estimated product warranties is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the United States. We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers, including members of a marketing group, accounted for 66% of our consolidated net sales in 2010, 59% of our consolidated net sales in 2009, and 53% of our consolidated net sales in 2008.  During 2010, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 56.8% of our consolidated sales.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2010 and 2009 were uninsured.  Foreign cash balances at December 31, 2010 and 2009 were $11.9 million and $9.5 million, respectively.

Recently Issued Accounting Pronouncements

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 31, 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements that requires companies to enhance the usefulness of fair value measurements by requiring both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The adoption of this standard will impact how we disclose in the future any material transfers into and out of Level 1 (measurements based on quoted prices in active markets) and Level 2 inputs (measurements based on other observable inputs) of the fair value hierarchy.  There were no such transfers in 2010.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us is January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

2.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and activity for years ended December 31, 2010 and 2009, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$12,751	$2,956	$15,707
Restructuring and integration costs:
Amounts provided for during 2009	3,686	3,700	7,386
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(7,651)	(1,682)	(9,333)
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Amounts provided for during 2010	1,824	1,678	3,502
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(4,378)	(1,033)	(5,411)
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2.2 million remaining as of December 31, 2010 that is expected to be paid in the amounts of $1.0 million in 2011, $0.5 million in 2012 and $0.7 million for the period 2013-2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity, by segment, for the years ended December 31, 2009 and 2010 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2008	$3,736	$1,000	$3,295	$8,031
Restructuring costs:
Amounts provided for during 2009	(202)	327	—	125
Cash payments	(2,139)	(942)	(1,873)	(4,954)
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	—	—	—	—
Cash payments	(425)	(64)	(507)	(996)
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses under this program to date relate primarily to the integration of operations to our facilities in Mexico, the closure and consolidation of our distribution operations in Reno, Nevada, the closure of our production operations in Edwardsville, Kansas, Wilson, North Carolina, Corona, California and Hong Kong, China.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the years ended December 31, 2009 and 2010 related to our overhead cost reduction program consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$1,117	$727	$1,844
Integration costs:
Amounts provided for during 2009	2,187	2,863	5,050
Non-cash usage, including asset write-downs	—	(3,003)	(3,003)
Liabilities related to assets sold	(12)	—	(12)
Cash payments	(1,945)	(587)	(2,532)
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,815	1,509	3,324
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(2,309)	(642)	(2,951)
Exit activity liability at December 31, 2010	$853	$686	$1,539

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Wire and Cable Relocation

As a result of our acquisition during 2009 of a wire and cable business and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility, integration costs were incurred related to employee severance and equipment relocation.  As of December 31, 2010, all such costs have been fully paid.

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$—	$—	$—
Integration costs:
Amounts provided for during 2009	803	415	1,218
Cash payments	(271)	(415)	(686)
Exit activity liability at December 31, 2009	$532	$—	$532
Integration costs:
Amounts provided for during 2010	—	131	131
Cash payments	(532)	(131)	(663)
Exit activity liability at December 31, 2010	$—	$—	$—

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of December 31, 2010, the reserve balance related to environmental clean-up at Long Island City of $1.8 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of December 31, 2010, the reserve balance related to the pension withdrawal liability of $3.1 million is included in the workforce reduction reserve.

Activity for the years ended December 31, 2009 and 2010 related to the Reynosa integration program, consisted of the following (in thousands):
	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2008	$3,603	$2,229	$5,832
Integration costs:
Amounts provided for during 2009	571	422	993
Cash payments	(481)	(680)	(1,161)
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	9	38	47
Cash payments	(541)	(260)	(801)
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Integration activity, by segment, for the years ended December 31, 2009 and 2010  related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	European	Other	Total
Exit activity liability at December 31, 2008	$7,363	$—	$15	$298	$7,676
Integration costs:
Amounts provided for during 2009	5,622	474	1,165	—	7,261
Non-cash usage, including asset write-downs	(1,987)	—	(1,016)	—	(3,003)
Liabilities related to assets sold	—	—	(12)	—	(12)
Cash payments	(3,981)	(110)	(152)	(136)	(4,379)
Exit activity liability at December 31, 2009	$7,017	$364	$—	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,931	1,571	—	—	3,502
Non-cash usage, including asset write-downs	(99)	(82)	—	—	(181)
Cash payments	(3,269)	(984)	—	(162)	(4,415)
Exit activity liability at December 31, 2010	$5,580	$869	$—	$—	$6,449

Assets Held for Sale

As of December 31, 2010, we have reported $0.2 million as assets held for sale on our consolidated balance sheet related to the net book value of vacant land located in the U.K.  Following plant closures resulting from integration activities, this facility had been vacant, and we have solicited bids for the sale of such property.  We will record any resulting gain or loss in other income (expense), net included in operating income (loss) in the consolidated statement of operations, when a sale occurs.  In January 2010, we sold our Wilson, North Carolina property; in February 2010, we sold vacant land at one of our locations in the U.K.; and in September 2010, we sold our Reno, Nevada property.

3.	Sale of Receivables

From time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determined that the cost of factoring is less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $430.1 million and $212.9 million of receivables for the years ended December 31, 2010 and 2009, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $6.4 million, $3 million and $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The sale has been recorded as a sale and leaseback transaction.  As our retention rights to the property will be more than minor but less than substantially all, a portion of the gain has been deferred.  The total gain from the sale of the property was $31.6 million, of which $21.1 million was recognized upon closing with the balance of the gain of $10.5 million deferred to be recognized on a straight line basis over the initial term of the lease of ten years.  In connection with the closing, we have defeased the existing mortgage loan on the property of $7.8 million which resulted in a loss on the extinguishment of debt of $1.4 million, consisting of fees and expenses of $1 million and the write-off of deferred finance costs of $0.4 million.  The gain on the sale of the property is included in other income (expense), net in operating income (loss) and the loss on extinguishment of debt is included in other non-operating income, net in the consolidated statement of operations.

6.	Inventories

	December 31,
	2010	2009
	(In thousands)
Finished goods, net	$162,885	$130,054
Work in process, net	5,672	4,472
Raw materials, net	72,601	65,226
Total inventories, net	$241,158	$199,752

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Property, Plant and Equipment

	December 31,
	2010	2009
	(In thousands)
Land, buildings and improvements	$39,773	$38,772
Machinery and equipment	121,681	118,238
Tools, dies and auxiliary equipment	29,277	27,268
Furniture and fixtures	22,324	25,122
Leasehold improvements	5,011	5,590
Construction in progress	4,747	6,759
	222,813	221,749
Less accumulated depreciation	162,147	160,271
Total property, plant and equipment, net	$60,666	$61,478

Depreciation expense was $12.4 million, $13 million, and $12.1 million for 2010, 2009, and 2008, respectively.

8.	Goodwill and other Intangible Assets

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2010 and 2009, respectively.

The first step of the impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the Engine Management reporting unit was determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2010.  Our December 31, 2010 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair value of our Engine Management reporting unit was over 40% in excess of its carrying amount.  While the fair value exceeds the carrying amount at the present time and we do not believe that impairment is probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying value.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying value of goodwill by operating segment during the years ended December 31, 2010 and 2009 are as follows (in thousands):

Engine Management
Balance as of December 31, 2008
Goodwill	39,588
Accumulated impairment losses	(38,488)
1,100
Activity in 2009
Acquisition of core sensor business	150
Acquisition of wire and cable business	187

Balance as of December 31, 2009
Goodwill	39,925
Accumulated impairment losses	(38,488)
$1,437

No Activity in 2010

Balance as of December 31, 2010
Goodwill	39,925
Accumulated impairment losses	(38,488)
$1,437

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

Other Intangible Assets

Other intangible assets include computer software.  As of December 31, 2010 and 2009, these costs totaled $15.4 million and $15.5 million, respectively, and total accumulated computer software amortization was $14.2 million and $13.6 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $1.1 million, $1.1 million, and $1.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2010 and 2009 consist of:

	December 31,
	2010	2009
	(In thousands)
Customer relationships	$11,100	$11,100
Trademarks and trade names	5,500	5,500
Patents and supply contracts	723	54
	17,323	16,654
Less accumulated amortization (1)	(7,398)	(6,148)
Net	$9,925	$10,506

(1)	Applies to all intangible assets, except for the Dana acquisition related trademarks and trade names.

In connection with the Dana acquisition in June 2003, $16.1 million was allocated to intangible assets consisting of customer relationships and trademarks and trade names; $10 million was assigned to customer relationships and will be amortized on a straight-line basis over the estimated useful life of 10 years; and the remaining $6.1 million of acquired intangible assets was assigned to trademarks and trade names, which is not subject to amortization as they were determined to have indefinite useful lives.  In connection with a decision to discontinue one of the trademarks, we recorded an impairment charge of $0.9 million in 2008.

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

During 2010, in connection with the purchase of certain product lines by our Temperature Control Segment, $0.7 million was allocated to intangible assets related to the acquisition of certain patents.  It was determined that the patents have a finite life and will be amortized on a straight line basis over the estimated useful life of 7 years.

Total amortization expense for acquired intangible assets was $1.2 million for the year ended December 31, 2010, $1.4 million for the year ended December 31, 2009, and $1.3 million for the year ended December 31, 2008.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense for 2011 is estimated to be $1.2 million, $0.6 million in 2012, and $0.1 million annually for the years 2013 through 2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Other Assets

	December 31,
	2010	2009
	(In thousands)
Equity in joint ventures	$435	$555
Deferred financing costs, net	4,922	5,647
Long term receivables	1,679	3,191
Other	6,559	6,027
Total other assets, net	$13,595	$15,420

Included in the above caption “Other” is $6.0 million and $5.3 million of assets held in a nonqualified defined contribution pension plan for the year ended December 31, 2010 and 2009, respectively.

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

Blue Streak Electronics, Ltd. was established in 1992, and until the sale in 2008 we maintained a 50% ownership interest in this joint venture.  The joint venture remanufactured on-board computers for the automobile aftermarket.  The headquarters of BSE are located in Canada and its manufacturing operations are in Tijuana, Mexico.  BSE has a fiscal year end of December 31.

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

The following is summarized selected financial information from our sold joint ventures through December 31, 2008, the date of their sale:

	Year Ended December 31,
Aggregated Financial Information	2010	2009	2008
		(In thousands)
Net sales	$—	$—	$8,641
Costs and expenses	—	—	10,206
Net earnings (loss)	$—	$—	$(1,565)

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2010, we have a 50% equity ownership investment in a joint venture located in Europe.  Our ownership interest in this joint venture is accounted for on the equity method.  The following is summarized selected financial information from this joint venture for the years ended December 31, 2010, 2009 and 2008:

	As of December 31,
Selected Financial Information	2010	2009
	(In thousands)
Current assets	$750	$2,206
Non-current assets	540	486
Current liabilities	420	1,581
Non-current liabilities	—	—

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Net sales	$3,427	$3,139	$3,299
Costs and expenses	2,990	2,725	3,255
Net earnings (loss)	$437	$414	$44

10.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Revolving credit facilities (1)	$52,887	$58,430
15% convertible subordinated debentures	12,300	12,300
15% unsecured promissory notes (2)	—	5,339
Other	409	336
Total debt	$65,596	$76,405

Current maturities of long-term debt	$65,289	$58,497
Long-term debt	307	17,908
Total debt	$65,596	$76,405

(1)	At December 31, 2009 consists of the revolving credit facility and the Canadian line of credit. In May 2010, we converted the existing Canadian line of credit into a revolving credit facility.

(2)
Due to certain directors and executive officers and to the trustees of our Supplemental Executive Retirement Plan on behalf of the plan participants.  The 15% unsecured promissory notes were repaid in full in July 2010 with funds from the revolving credit facility.

Maturities of long-term debt are $12.4 million for the year ended December 31, 2011 and $0.3 million for the period December 31, 2012 through 2015.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs

We had deferred financing cost of $4.9 and $5.6 million as of December 31, 2010 and 2009, respectively.  Deferred financing costs as of December 31, 2010 are related to our revolving credit facility and 15% convertible subordinated debentures.  In connection with the amendment to our revolving credit facility in November 2010, we incurred and capitalized $1.2 million of costs related to bank fees, legal and other professional fees which are being amortized through March 2014, the remaining term of the amended revolving credit facility.

Scheduled amortization for future years, assuming no further prepayments of principal is as follows:

(Amounts in thousands)
2011	$1,598
2012	1,477
2013	1,477
2014	370
2015 and beyond	—
Total amortization	$4,922

Revolving Credit Facility

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility (as amended through June 2009) with General Electric Capital Corporation.  The restated credit agreement provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2014.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $95.2 million available for us to borrow pursuant to the formula at December 31, 2010, of which $6.2 million was reserved for redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $52.9 million and $58.4 million at December 31, 2010 and December 31, 2009, respectively.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During 2010, our average daily index loan balance was $7.1 million.   At December 31, 2009, the weighted average interest rate on our restated credit agreement was 4.1%, which consisted of $53 million in direct borrowings at 4% and an index loan of $5.4 million at 5.5%.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2010, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Based upon amounts outstanding as of December 31, 2010, beginning October 15, 2010 and on a monthly basis thereafter, our borrowing availability will be reduced by approximately $2 million for the repayment, repurchase or redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures due April 15, 2011.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

Canadian Revolving Credit Facility

In May 2010, we amended our Canadian Credit Agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amended Canadian Credit Agreement provided for the conversion of the then existing $10 million line of credit into a revolving credit facility.   The Canadian $10 million line of credit is part of the $200 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

In November 2010, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2014 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (see above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2010, we have no outstanding borrowings under the Canadian line of credit.

Subordinated Debentures

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  The 15% convertible subordinated debentures issued in May 2009 carry an interest rate of 15% payable semi-annually, and will mature on April 15, 2011.  As of December 31, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures is convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures are subordinated in right of payment to all of our existing and future senior indebtedness. In addition, if a change in control, as defined in the agreement, occurs at the Company, we will be required to make an offer to purchase the convertible subordinated debentures at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital Leases

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of December 31, 2010, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

11.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2010 and 2009.

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

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2010	2009
	(In thousands)
Foreign currency translation adjustments	$4,590	$3,815
Unrecognized postretirement benefit costs (credit)	(3,874)	1,660
Total accumulated other comprehensive income	$716	$5,475

12.	Stock-Based Compensation Plans

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.  We currently have five active stock-based compensation plans.

We account for our stock-based compensation plans in accordance with the provisions of Accounting Standards Codification 718, “Stock Compensation” (ASC 718), which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation expense was $1,108,267 ($683,000, net of tax) or $0.03 per basic and diluted share, $531,650 ($261,700, net of tax) or $0.02 per basic and diluted share, and $446,300 ($322,450, net of tax) or $0.02 per basic and diluted share for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Option Grants

Under the 1994 Omnibus Stock Option Plan, as amended, which terminated in May 2004, we were authorized to issue options to purchase 1,500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. At December 31, 2010, there were options to purchase an aggregate of 49,324 shares of common stock.

Under the 2004 Omnibus Stock Option Plan, which terminates in May 2014, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2010, there were options to purchase an aggregate of 232,500 shares of common stock.

Under the 1996 Independent Directors’ Stock Option Plan, which terminated in May 2006, we were authorized to issue options to purchase 50,000 shares of common stock and under the 2004 Independent Directors’ Stock Option Plan; we were authorized to issue options to purchase an additional 50,000 shares of common stock. The options became exercisable one year after the date of grant and expired at the end of ten years following the date of grant. At December 31, 2010, there were options to purchase an aggregate of 30,200 shares of common stock.

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

At December 31, 2010, under all of our option plans there were options to purchase an aggregate of 312,024 shares of common stock, with no shares of common stock available for future grants.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2010 and 2009:
		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)

Outstanding at December 31, 2008	515,823	$13.40	4.1
Expired	(61,071)	$14.31	—
Exercised	(36,100)	$12.64	—
Forfeited, Other	(40,557)	$13.97	3.6
Outstanding at December 31, 2009	378,095	$13.26	3.7
Expired	(52,671)	$14.33	—
Exercised	(4,500)	$11.43	—
Forfeited, Other	(8,900)	$12.75	5.5
Outstanding at December 31, 2010	312,024	$13.12	3.2

Options exercisable at December 31, 2010	312,024	$13.12	3.2

The aggregate intrinsic value of all outstanding stock options as of December 31, 2010 was $0.4 million.  All outstanding stock options as of December 31, 2010 are fully vested and exercisable.  The total intrinsic value of options exercised was $9,275 and $0.1 million for the years ended December 31, 2010 and 2009, respectively.  There were no options exercised in 2008.

Restricted Stock and Performance Share Grants

As part of the 2006 Omnibus Incentive Plan, we are authorized to issue shares of restricted and/or performance-based stock to eligible employees and directors.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  This component of compensation is designed to encourage the long-term retention of key executives and to tie executive compensation directly to Company performance and the long-term enhancement of shareholder value.  Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives certain restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the plan, 700,000 shares are authorized to be issued.  At December 31, 2010, under our 2006 Omnibus Incentive Plan, there were an aggregate of (a) 504,125 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 195,875 shares of common stock available for future grants.  For the year ended December 31, 2010, 173,025 restricted and performance-based shares were granted (139,025 restricted shares and 34,000 performance-based shares), and for the year ended December 31, 2009, 111,675 restricted and performance-based shares were granted (79,425 restricted shares and 32,250 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $1,108,267 ($683,000, net of tax), $531,650 ($261,700, net of tax) and $446,300 ($322,450, net of tax), for the year ended December 31, 2010, 2009 and 2008, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $2,672,000 and $1,536,000 at December 31, 2010 and 2009, respectively and is expected to be recognized over a weighted average period of 3.3 and 0.3 years for employees and directors, respectively, as of December 31, 2010 and over a weighted average period of 1.8 and 0.3 years for employees and directors, respectively, as of December 31, 2009.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2008	280,775	$6.88
Granted	111,675	$13.78
Vested	(55,950)	$7.26
Forfeited	(48,075)	$7.36
Balance at December 31, 2009	288,425	$9.40
Granted	173,025	$10.75
Vested	(64,375)	$6.78
Forfeited	(32,275)	$7.48
Balance at December 31, 2010	364,800	$10.68

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2010, 2009 and 2008 was $3.9 million (or $10.68 per share), $2.7 million (or $9.40 per share), and $1.9 million (or $6.88 per share), respectively.

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

Defined contribution plans - We and certain of our subsidiaries maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, the majority of which were funded in cash in connection with the plans are as follows (in thousands):

	U.S. Defined Contribution	European Defined Contribution
Year ended December 31,
2010	$3,523	$—
2009	3,444	311
2008	4,181	324

In August 1994, we established an unfunded Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In August 2009, contributions of $73,500 were made related to calendar year 2008.  In March 2010, contributions of $67,000 were made related to calendar year 2009.  We have recorded an obligation of $126,750 for 2010.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2010, we contributed to the trust an additional 170,000 shares from our treasury and released 175,075 shares from the trust leaving 6,930 shares remaining in the trust as of December 31, 2010.  The provision for expense in connection with the ESOP was approximately $1.6 million in 2010, $0.3 million in 2009 and $1.6 million in 2008.

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

The benefit obligation, fair value of plan assets, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans, as of and for the years ended December 31, 2010 and 2009, were (in thousands):
	Defined Benefit Retirement Plans
	U.S. Plans		European Plans
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$2,765	$1,797	$—	$2,275
Service cost	79	89	—	—
Interest cost	133	146	—	154
Benefits paid	—	—	—	(85)
Actuarial loss (gain)	(304)	733	—	707
Translation adjustment	—	—	—	289
Liabilities related to assets sold	—	—	—	(3,340)
Benefit obligation at end of year	$2,673	$2,765	$—	$—

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	$—	$2,021
Employer contributions	—	—	—	86
Actual return on plan assets	—	—	—	319
Benefits paid	—	—	—	(85)
Translation adjustment	—	—	—	268
Assets sold	—	—	—	(2,609)
Fair value of plan assets at end of year	$—	$—	$—	$—

Funded (unfunded) status of the plans	$(2,673)	$(2,765)	$—	$—

Amounts recognized in the balance sheet
Accrued postretirement benefit liabilities	$2,673	$2,765	$—	$—
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	500	829	—	—
Unrecognized prior service cost (credit)	249	359	—	—

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

The following defined benefit plan amounts were included in other comprehensive income, net of tax, during the year ended December 31, 2010 (in thousands).

	Incurred but Not Recognized	Reclassification Adjustment for Prior Period Amounts Recognized
Actuarial gains (losses)
SERP defined benefit plan	$(182)	$15

Prior service (cost) credit
SERP defined benefit plan	—	66
	$(182)	$81

The prior service cost (credit) included in accumulated other comprehensive income at the end of 2010 and expected to be recognized in net periodic benefit cost during 2011 is $0.1 million ($60,000 net of tax).  No plan assets are expected to be returned to us during the year ended December 31, 2010.

The components of net periodic benefit cost for our North American and European defined benefit plans includes the following components (in thousands):

	December 31,
	2010	2009	2008
U.S. defined benefit retirement plans:
Service cost	$79	$89	$91
Interest cost	133	146	236
Amortization of prior service cost	110	110	110
Amortization of unrecognized loss	25	96	30
Net periodic benefit cost	$347	$441	$467

European defined benefit retirement plans (1):
Service cost	$—	$—	$—
Interest cost	—	154	137
Amortization of net actuarial loss	—	110	84
Expected return on plan assets	—	(141)	(186)
Net periodic benefit cost	$—	$123	$35

Total net periodic benefit costs	$347	$564	$502

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. defined benefit plan are as follows:

	December 31,
	2010	2009	2008
Discount rates	5.35%	5.75%	5.75%
Salary increase	4.00%	4.00%	4.00%

Actuarial assumptions used to determine costs and benefit obligations related to our European defined benefit plan are as follows:

	December 31,
	2010	2009	2008
Discount rates	—	5.50%	6.70%
Expected long-term rates of return on assets	—	6.75%	7.50%
Inflation	—	3.00%	3.00%

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

For defined benefit pension plans in which the accumulated benefit obligation (ABO) was in excess of the fair value of the plans’ assets, the projected benefit obligation (PBO), ABO and fair value of the plans’ assets as of December 31, 2010 and 2009 were as follows (in thousands):

	U.S. Plans		European Plans
	2010	2009	2010	2009
Projected benefit obligation	$2,673	$2,765	$—	$—
Accumulated benefit obligation	2,122	1,862	—	—
Fair value of plan assets	—	—	—	—

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

U.S. Plan Benefits

2011	$—
2012	—
2013	—
2014	—
2015	5,621
Years 2016 – 2020	—

14.	Postretirement Medical Benefits

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1995.  In May 2008, we announced that, in lieu of the then current retiree medical and dental plans funded on a pay-as-you-go basis, a Health Reimbursement Account (“HRA”) will be established beginning January 1, 2009 for each qualified U.S. retiree.  The plan amendment will effectively reduce benefits attributed to employee services already rendered and credit a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees.  The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008 which is being amortized on a straight-line basis and recognized as a reduction in benefit costs over the remaining service to full eligibility (3.8 years).  The annual reduction to expense over the amortization period will be $6.4 million commencing on June 1, 2008.

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2010 and 2009, were as follows: (in thousands):
	Defined Benefit Retirement Plans
	U.S. Plans		Canadian Plans
	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$19,355	$18,742	$911	$634
Service cost	179	196	13	8
Interest cost	1,156	1,068	50	50
Benefits paid	(795)	(997)	(26)	(26)
Actuarial loss (gain)	2,274	346	(219)	144
Translation adjustment	—	—	45	101
Benefit obligation at end of year	$22,169	$19,355	$774	$911

Funded (unfunded) status of the plans	$(22,169)	$(19,355)	$(774)	$(911)
Amounts recognized in the balance sheet
Accrued postretirement benefit liabilities	$22,169	$19,355	$774	$911
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	14,548	13,622	(461)	(249)
Unrecognized prior service cost (credit)	(8,064)	(17,076)	(177)	(186)
Unrecognized net transition obligation (asset)	—	—	17	20

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2011 are $1.4 million and $(6.5) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
	2010	2009	2008
U.S. postretirement plans:
Service cost	$179	$196	$525
Interest cost	1,156	1,068	1,640
Amortization of prior service cost	(9,012)	(9,253)	(6,586)
Amortization of unrecognized loss	1,348	1,312	1,432
Net periodic benefit cost	$(6,329)	$(6,677)	$(2,989)

Canadian postretirement plans:
Service cost	$13	$8	$10
Interest cost	50	50	41
Amortization of transition obligation	4	4	4
Amortization of prior service cost	(18)	(17)	(15)
Amortization of net actuarial loss	(13)	(29)	(15)
Net periodic benefit cost	$36	$16	$25
Total net periodic benefit costs	$(6,293)	$(6,661)	$(2,964)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2010	2009	2008
Discount rate	5.35%	5.75%	5.75%

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2010	2009	2008
Discount rates	5.00%	5.25%	7%
Current medical cost trend rate	10%	8%	9%
Ultimate medical cost trend rate	5%	5%	5%
Year trend rate declines to ultimate	2017	2012	2012

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

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2011	$1,153
2012	1,184
2013	1,232
2014	1,289
2015	1,331
Years 2016 – 2020	$7,581

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2011 (in thousands):
	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$11	$(9)
Effect on postretirement benefit obligation	$155	$(132)

15.	Other Non -Operating Income, Net

During the year ended December 31, 2010, we identified an immaterial correction related to our classification in the consolidated statements of operations of gains/losses on the sale of long-lived assets. We determined that in accounting for such gains/losses, although there is no effect on net income (loss) or on income (loss) from continuing operations, we did not properly classify such amounts within operating income, as required by paragraph 360-10-45-5 of the FASB Accounting Standards Codification.  As such, we corrected the consolidated statements of operations for each of the years ended December 31, 2009 and 2008.  The components of other non-operating income, net after reflecting the correction are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest and dividend income	$296	$400	$20
Gain on repurchase of convertible debentures	—	40	3,847
Income (loss) from joint ventures	97	274	(319)
Loss on mortgage defeasance	—	—	(1,444)
Gain on sale of preferred stock	—	2,336	—
Gain (loss) on foreign exchange	(60)	292	(1,280)
Other income – net	92	242	395
Total other non-operating income, net	$425	$3,584	$1,219

See Note 1 of the notes to the consolidated financial statements for additional information.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Domestic	$(7)	$102	$442
Foreign	1,528	334	1,997
Total Current	1,521	436	2,439

Deferred:
Domestic	13,873	5,534	(10,492)
Foreign	(3)	124	(52)
Total Deferred	13,870	5,658	(10,544)
Total income tax provision	$15,391	$6,094	$(8,105)

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested.  We have provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $24.7 million at the end of 2010, $22.2 million at the end of 2009, and $50.2 million at the end of 2008.  Earnings before income taxes for foreign operations amounted to approximately $4 million, $5.2 million, and $4.9 million in 2010, 2009 and 2008, respectively.

Reconciliations between taxes at the United States federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

U.S. federal income tax rate of 35%	$14,032	$4,200	$(10,221)
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,050	(17)	(1,421)
Non-deductible compensation	—	—	1,830
Non-deductible portion of goodwill impairment charge	—	—	551
Sale of European distribution business	—	(2,680)	—
Other non-deductible items, net	639	128	986
Income (benefit) taxes attributable to foreign income	107	1,715	(62)
Change in unrecognized tax benefits	(1,084)	—	—
Change in valuation allowance	(353)	2,748	232
Provision (benefit) for income taxes	$15,391	$6,094	$(8,105)

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):
	December 31,
	2010	2009
Deferred tax assets:
Inventories	$15,602	$14,329
Allowance for customer returns	8,313	7,535
Postretirement benefits	9,129	8,208
Allowance for doubtful accounts	2,769	2,858
Accrued salaries and benefits	9,022	8,492
Net operating loss	2,162	11,221
Capital loss	6,903	6,923
Tax credit carry forwards	8,327	7,959
Goodwill	704	1,918
Deferred gain on building sale	3,010	3,438
Accrued asbestos liabilities	10,261	10,479
Other	3,499	3,174
	79,701	86,534
Valuation allowance (1)	(29,468)	(29,821)
Total deferred tax assets	$50,233	$56,713

	December 31,
	2010	2009
Deferred tax liabilities:
Depreciation	$10,528	$8,746
Promotional costs	223	267
Other	—	29
Total deferred tax liabilities	$10,751	$9,042

Net deferred tax assets	$39,482	$47,671

(1)
Current net deferred tax assets are $18.1 million for 2010 and 2009.  Non-current net deferred tax assets are $21.3 million and $29.5 million for 2010 and 2009, respectively.  The tax valuation allowance was allocated to the current deferred tax assets in the amounts of $13.6 million and $11.3 million in 2010 and 2009, respectively.  The long term tax deferred assets had a valuation allowance of $15.9 million and $18.5 million in 2010 and 2009, respectively.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized.  We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted.  We consider cumulative losses in recent years as well as the impact of one time events in assessing our core pretax earnings. Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business which include restructuring and integration initiatives which are expected to generate significant savings in future periods.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $39.5 million as of December 31, 2010, which is net of a valuation allowance of $29.5 million.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The deferred tax asset valuation allowance of $29.5 million is intended to provide for uncertainty regarding the ultimate utilization of our state tax credit carryovers, U.S. capital loss carry forwards, U.S. foreign tax credit carryovers, foreign net operating loss carry forwards, and certain long lived deferred tax assets stemming mainly from accrued asbestos liabilities and postretirement benefit obligations.  In addition, if we are unable to generate sufficient taxable income in the future through our operations, increases in the valuation allowance may be required.

At December 31, 2010, we have approximately $7.3 million of domestic and foreign net operating loss carryforwards, of which $2.8 million will expire in 2011 through 2014, and $4.5 million will expire in 2023 through 2029.  We also have foreign tax credit carryforwards of approximately $0.7 million that will expire by 2012, a capital loss carryforward of $17.3 million that will expire in 2014 and an alternative minimum tax credit carryforward of approximately $7.1 million, which has no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$2,300
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	(1,084)
Balance at December 31, 2010	$1,216

The amount of unrecognized tax benefits at December 31, 2010, includes $0.8 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to taxation in the US and various state, local and foreign jurisdictions. As of December 31, 2010, the Company is no longer subject to U.S. federal tax examinations for years before 2007.  We remain subject to examination by US Federal, state, and local tax authorities for tax years 2006 through 2010. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2005 onward), Hong Kong (2004 onward) and Poland (2006 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2011, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

We recognize interest and penalties associated with income tax matters as components of the “provision for income taxes.”

17.	Industry Segment and Geographic Data

We have two major reportable operating segments, each of which focuses on a specific line of replacement parts.  Our Engine Management Segment manufactures and distributes ignition and emission parts, ignition wires, battery cables and fuel system parts.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories and windshield washer system parts.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective January 1, 2010, as a result of the sale of our European distribution business, we realigned our business segments to more clearly reflect our evolving business model.  The realignment consisted of moving the results of our Poland manufacturing facility within the Engine Management Segment to reflect the change in responsibility for the operating activities, financial results, forecasts, and strategic plans for the facility to the management of this segment.  Results for the years ended December 31, 2009 and 2008 have been reclassified to reflect this realignment.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):
	Year Ended December 31,
	2010	2009	2008
Net Sales:
Engine Management	$577,333	$506,435	$537,658
Temperature Control	222,086	196,729	194,171
Europe	—	26,746	40,127
Other	11,491	5,514	3,285
Total	$810,910	$735,424	$775,241

Intersegment Sales:
Engine Management	$19,720	$22,445	$27,113
Temperature Control	4,567	3,752	3,371
Europe	—	287	284
Other	(24,287)	(26,484)	(30,768)
Total	$—	$—	$—

Depreciation and amortization:
Engine Management	$10,378	$10,268	$9,747
Temperature Control	2,073	2,409	2,824
Europe	—	500	680
Other	1,123	1,177	1,449
Total	$13,574	$14,354	$14,700

Operating profit (loss):
Engine Management	$43,410	$26,927	$(26,925)
Temperature Control	13,096	6,855	2,335
Europe	—	(7,016)	2,101
Other	(9,713)	(9,135)	5,652
Total	$46,793	$17,631	$(16,837)

Investment in equity affiliates:
Engine Management	$—	$—	$—
Temperature Control	—	—	—
Europe	—	—	—
Other	435	555	254
Total	$435	$555	$254

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2010	2009	2008
Capital expenditures:
Engine Management	$8,376	$6,207	$7,453
Temperature Control	2,336	432	1,837
Europe		535	1,187
Other	94	—	23
Total	$10,806	$7,174	$10,500

Total assets:
Engine Management	$323,162	$310,141	$346,888
Temperature Control	92,732	79,066	112,259
Europe	—	—	20,462
Other	76,907	95,252	95,418
Total	$492,801	$484,459	$575,027

Reconciliation of segment operating income (loss) to net earnings (loss):

	Year Ended December 31,
	2010	2009	2008
Operating income (loss)	$46,793	$17,631	$(16,837)
Other non-operating income	425	3,584	1,219
Interest expense	7,127	9,215	13,585
Earnings (loss) from continuing operations before taxes	40,091	12,000	(29,203)
Income tax expense (benefit)	15,391	6,094	(8,105)
Earnings (loss) from continuing operations	24,700	5,906	(21,098)
Discontinued operation, net of tax	(2,740)	(2,423)	(1,796)
Net earnings (loss)	$21,960	$3,483	$(22,894)

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment.

	Revenues
	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$723,628	$635,977	$650,498
Canada	51,515	48,896	51,886
Europe	8,296	29,984	44,205
Other Foreign	27,471	20,567	28,652
Total	$810,910	$735,424	$775,241

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Long Lived Assets
	December 31,
	2010	2009	2008
	(In thousands)
United States	$81,485	$85,083	$89,528
Europe	2,314	2,102	5,714
Canada	1,782	1,892	3,540
Other Foreign	1,168	1,626	605
Total	$86,749	$90,703	$99,387

Revenues are attributed to countries based upon the location of the customer. Long lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for 66% of our consolidated net sales in 2010, 59% of our consolidated net sales in 2009, and 53% of our consolidated net sales in 2008.  During 2010, three of our customers (NAPA Auto Parts, Advance Auto Parts and O’Reilly Automotive) each accounted for more than 10% of our consolidated sales and, in the aggregate, accounted for approximately 56.8% of our consolidated sales.

18.           Fair Value of Financial Instruments

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$12,135	$12,135	$10,618	$10,618
Deferred compensation	5,978	5,978	5,319	5,319
Short term borrowings	65,289	65,289	58,497	58,497
Long-term debt	307	307	17,908	17,908

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

19.           Commitments and Contingencies

Total rent expense for the three years ended December 31, 2010 was as follows (in thousands):

	Total	Real Estate	Other
2010	$10,038	$7,949	$2,089
2009	9,767	7,739	2,028
2008	9,835	7,344	2,491

At December 31, 2010, we are obligated to make minimum rental payments through 2018, under operating leases, which are as follows (in thousands):

2011	$7,567
2012	7,404
2013	6,448
2014	5,333
2015	4,938
Thereafter	5,738
Total	$37,428

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2010 and 2009, we have accrued $12.2 million and $10.5 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2010, 2009 and 2008 were $52.9 million, $46.5 million, and $45.8 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$10,476	$10,162
Liabilities accrued for current year sales	52,862	46,517
Settlements of warranty claims	(51,185)	(46,203)
Balance, end of period	$12,153	$10,476

Letters of Credit.  At December 31, 2010, we had outstanding letters of credit with certain vendors aggregating approximately $5.1 million. These letters of credit are being maintained as security for reimbursements to insurance companies.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change of Control Arrangements.  We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2010, approximately 1,540 cases were outstanding for which we may be held responsible for any related liabilities.  Since inception in September 2001 through December 31, 2010, the amounts paid for settled claims are approximately $11.6 million. In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.7 million in reimbursement for settlement claims and defense costs.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier since we have exhausted our coverage under the agreement with the primary insurance carrier discussed above and have received $0.8 million in reimbursement for settlement claims and defense costs.

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

Antitrust Litigation.  In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages.  In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act.  Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006.  Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held culminating in a decision and order dated September 16, 2010 granting the motion to dismiss and, in view of an intervening change in pleading standards, deferring decision on whether to grant plaintiff leave to amend to allow an opportunity to propose curative amendments. On October 18, 2010, the plaintiff filed an amended complaint changing certain alleged claims relating to the Robinson-Patman Act.  By Order dated October 26, 2010, the court directed that the Third Amended Complaint be deemed withdrawn and gave plaintiffs until November 9, 2010 to file a motion for leave to amend identifying the curative amendments to the Second Amended Complaint setting forth why the amendments accord with the rules.  The motion was timely filed, opposed on December 9, 2010, which opposition was replied to on December 24, 2010 and awaits oral argument or a decision.  Although we cannot predict the ultimate outcome of this case or estimate the range of any potential loss that may be incurred in the litigation, we believe that the lawsuit is without merit, deny all of the plaintiff’s allegations of wrongdoing and believe we have meritorious defenses to the plaintiff’s claims. We intend to defend this lawsuit vigorously.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.          Quarterly Financial Data Unit (Unaudited)

	2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$172,971	$227,540	$231,048	$179,351
Gross profit	45,385	60,014	58,389	43,818
Earnings from continuing operations	2,675	11,097	8,061	2,867
Loss from discontinued operation, net of taxes	(431)	(1,441)	(372)	(496)
Net earnings	$2,244	$9,656	$7,689	$2,371

Net earnings from continuing operations per common share:
Basic	$0.12	$0.49	$0.36	$0.13
Diluted	$0.12	$0.48	$0.35	$0.13
Net earnings per common share:
Basic	$0.10	$0.43	$0.34	$0.11
Diluted	$0.10	$0.42	$0.34	$0.11

	2009 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$160,127	$205,577	$197,498	$172,222
Gross profit	40,122	49,803	46,406	40,893
Earnings (loss) from continuing operations (1)	(5,243)	4,724	5,638	787
Loss from discontinued operation, net of taxes	(202)	(1,639)	(322)	(260)
Net earnings (loss)	$(5,445)	$3,085	$5,316	$527

Net earnings (loss) from continuing operations per common share:
Basic	$(0.25)	$0.25	$0.30	$0.04
Diluted	$(0.25)	$0.25	$0.30	$0.04
Net earnings (loss) per common share:
Basic	$(0.26)	$0.16	$0.28	$0.03
Diluted	$(0.26)	$0.16	$0.28	$0.03

(1)	Includes a pre-tax loss of $6.6 million from the sale of our European distribution business which was sold in November 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)           Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial report as of December 31, 2010. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)           Attestation Report of Independent Registered Public Accounting Firm.

KPMG, LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)           Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2010 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 8, 2011, the Company entered into an Amendment to Severance Compensation Agreement, dated as of December 12, 2001, as amended, with each of John P. Gethin, our President and Chief Operating Officer, and James J. Burke, our Chief Financial Officer and Vice President Finance. The amendment to each agreement modified the change of control definition to delete one of the triggering events.

The description set forth above is qualified by the Amendment to Severance Compensation Agreement  with John P. Gethin filed herewith as exhibit 10.26 and the Amendment to Severance Compensation Agreement with James J. Burke filed herewith as exhibit 10.27.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2011 Proxy Statement set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Compensation and Management Development Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2011 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2011 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2011 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2010, 2009 and 2008 is submitted herewith:

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
March 9, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 9, 2011	/s/	Lawrence I. Sills
Lawrence I. Sills
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 9, 2011	/s/	James J. Burke
James J. Burke
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 9, 2011	/s/	Robert M. Gerrity
Robert M. Gerrity, Director

March 9, 2011	/s/	Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

March 9, 2011	/s/	Arthur S. Sills
Arthur S. Sills, Director

March 9, 2011	/s/	Peter J. Sills
Peter J. Sills, Director

March 9, 2011	/s/	Frederick D. Sturdivant
Frederick D. Sturdivant, Director

March 9, 2011	/s/	William H. Turner
William H. Turner, Director

March 9, 2011	/s/	Richard S. Ward
Richard S. Ward, Director

March 9, 2011	/s/	Roger M. Widmann
Roger M. Widmann, Director

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit
Number

3.1	Restated By-Laws, dated May 23, 1996, filed as an Exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

3.2	Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

3.3	Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.1	Amended and Restated Employee Stock Ownership Plan and Trust, dated January 1, 2011.

10.2	1996 Independent Outside Directors Stock Option Plan of Standard Motors Products, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3
1994 Omnibus Stock Option Plan of Standard Motor Products, Inc., as amended and restated, (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-59524), filed on April 25, 2001).

10.4	2006 Omnibus Incentive Plan of Standard Motor Products, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-134239), filed on May 18, 2006).

10.5
2004 Omnibus Stock Option Plan of Standard Motor Products, Inc. and 2004 Independent Directors’ Stock Option Plan of Standard Motor Products, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-134239), filed on June 7, 2005).

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

10.16
Second Amendment Agreement dated as of May 1, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17
Amendment No. 3 to Credit Agreement dated as of December 18, 2008, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed December 22, 2008).

10.18
Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, lnc. and John Gethin. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.19
Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and James Burke. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2010.

10.21
Indenture, dated as of May 6, 2009, between Standard Motor Products, Inc and HSBC Bank USA, N.A., as trustee. (incorporated by reference to the Company’s Annual Report on Form l0-K for the year ended December 31, 2009).

10.22
Amendment No. 4 to Credit Agreement, dated as of June 26, 2009, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed June 29, 2009).

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

10.23
Amendment No. 5 to Credit Agreement, dated as of May 20, 2010, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed May 20, 2010).

10.24
Third Amended and Restated Credit Agreement dated as of November 2, 2010, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed November 12, 2010).

10.25
Amendment No. 6 to Credit Agreement, dated as of November 10, 2010, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed November 12, 2010).

10.26	Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and John Gethin.

10.27	Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and James Burke.

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit
Number

21	List of Subsidiaries of Standard Motor Products, Inc.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Stockholders
Standard Motor Products, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Standard Motor Products, Inc. and subsidiaries (the “Company”) referred to in our report dated March 11, 2010 (except for Note 1, Immaterial Correction Related to Prior Periods, and  Note 17, Industry Segment and Geographic Data, as to which the date is March 9, 2011), which is included in the annual report to security holders and included in Item 8 of this Form 10-K.  Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management.  In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2010

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009, and 2008

		Additions
	Balance at	Charged to
	beginning	costs and					Balance at
Description	of year	expenses	Other			Deductions	end of year

Year ended December 31, 2010:
Allowance for doubtful accounts	$5,363,000	$502,000		$—		$443,000	$5,422,000
Allowance for discounts	1,599,000	12,659,000		—		12,901,000	1,357,000
	$6,962,000	$13,161,000	$			$13,344,000	$6,779,000

Allowance for sales returns	$20,442,000	$89,211,000		$—		$86,446,000	$23,207,000

Allowance for inventory valuation	$36,313,000	$7,403,000		$—		$5,139,000	$38,577,000

Year ended December 31, 2009:
Allowance for doubtful accounts	$8,048,000	$946,000		$(344,000	)(2)	$3,287,000	$5,363,000
Allowance for discounts	1,973,000	13,374,000		—		13,748,000	1,599,000
	$10,021,000	$14,320,000		$(344,000	)(2)	$17,035,000	$6,962,000

Allowance for sales returns	$19,664,000	$84,892,000		$(118,000	)(2)	$83,996,000	$20,442,000

Allowance for inventory valuation	$33,729,000	$6,410,000		$(1,316,000	)(2)	$2,510,000	$36,313,000

Year ended December 31, 2008:
Allowance for doubtful accounts	$6,620,000	$1,874,000		$(78,000	)(1)	$368,000	$8,048,000
Allowance for discounts	2,344,000	10,979,000		—		11,350,000	1,973,000
	$8,964,000	$12,853,000		$(78,000	)(1)	$11,718,000	$10,021,000

Allowance for sales returns	$23,149,000	$81,488,000		$—		$84,973,000	$19,664,000

Allowance for inventory valuation	$36,747,000	$3,747,000		$—		$6,765,000	$33,729,000

(1) Reclass to non-current for receivables with extended terms.

(2)  Allowances related to European distribution business sold in November 2009.