Form 10-Q
period 2011-03-31
STANDARD MOTOR PRODUCTS INC
filed 2011-05-06
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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
Yes ☐      No ☑

As of the close of business on April 30, 2011, there were 22,849,842 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Net sales	$220,230	$179,351
Cost of sales	167,078	135,533
Gross profit	53,152	43,818
Selling, general and administrative expenses	40,640	36,665
Restructuring and integration expenses	343	753
Other income, net	269	380
Operating income	12,438	6,780
Other non-operating income, net	267	18
Interest expense	1,357	1,864
Earnings from continuing operations before taxes	11,348	4,934
Provision for income taxes	4,337	2,067
Earnings from continuing operations	7,011	2,867
Loss from discontinued operations, net of income taxes	(304)	(496)
Net earnings	$6,707	$2,371
Net earnings per common share – Basic:
Earnings from continuing operations	$0.31	$0.13
Discontinued operations	(0.01)	(0.02)
Net earnings per common share – Basic	$0.30	$0.11
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.31	$0.13
Discontinued operations	(0.02)	(0.02)
Net earnings per common share – Diluted	$0.29	$0.11
Dividends declared per share	$0.07	$0.05

Average number of common shares	22,706,462	22,414,311
Average number of common shares and dilutive common shares	22,856,651	22,495,888

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,632	$12,135
Accounts receivable, less allowance for discounts and doubtful accounts of $7,349 and $6,779 for 2011 and 2010, respectively	139,661	104,986
Inventories, net	240,715	241,158
Deferred income taxes	17,642	18,135
Assets held for sale	216	216
Prepaid expenses and other current assets	9,560	8,076
Total current assets	421,426	384,706

Property, plant and equipment, net	59,976	60,666
Goodwill	1,437	1,437
Other intangibles, net	10,578	11,050
Deferred income taxes	19,792	21,347
Other assets	13,461	13,595
Total assets	$526,670	$492,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$59,985	$52,887
Current portion of long-term debt	12,405	12,402
Accounts payable	71,965	49,919
Sundry payables and accrued expenses	25,723	29,280
Accrued customer returns	30,194	23,207
Accrued rebates	24,869	23,668
Payroll and commissions	14,513	23,468
Total current liabilities	239,654	214,831

Long-term debt	284	307
Accrued postretirement benefits	21,196	21,044
Other accrued liabilities	21,975	21,944
Accrued asbestos liabilities	25,480	24,792
Total liabilities	308,589	282,918

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	78,337	77,471
Retained earnings	102,656	97,535
Accumulated other comprehensive income	910	716
Treasury stock – at cost 1,088,319 and 1,276,044 shares in 2011 and 2010, respectively	(11,694)	(13,711)
Total stockholders’ equity	218,081	209,883
Total liabilities and stockholders’ equity	$526,670	$492,801

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,707	$2,371
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,419	3,285
Increase to allowance for doubtful accounts	226	411
Increase to inventory reserves	704	1,048
Amortization of deferred gain on sale of building	(262)	(262)
Gain on disposal of property, plant and equipment	(7)	(198)
Equity loss (income) from joint ventures	(44)	94
Employee stock ownership plan allocation	629	408
Stock-based compensation	325	205
Decrease in deferred income taxes	2,049	1,557
Loss on discontinued operations, net of tax	304	496
Change in assets and liabilities:
Increase in accounts receivable	(34,902)	(17,976)
Increase in inventories	(261)	(11,387)
Increase in prepaid expenses and other current assets	(599)	(266)
Increase in accounts payable	13,614	8,958
Decrease in sundry payables and accrued expenses	(4,324)	(5,578)
Net changes in other assets and liabilities	542	(606)
Net cash used in operating activities	(11,880)	(17,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	28	4
Net cash received from the sale of land and buildings	—	873
Divestiture of joint ventures	1,000	1,000
Capital expenditures	(2,351)	(3,065)
Net cash used in investing activities	(1,323)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreements	7,098	17,278
Principal payments of long-term debt and capital lease obligations	(21)	(262)
Increase in overdraft balances	8,432	6,486
Proceeds from exercise of employee stock options	43	—
Excess tax benefits related to the exercise of employee stock grants	1	—
Adjustment to costs related to issuance of common stock	—	36
Dividends paid	(1,586)	(1,118)
Net cash provided by financing activities	13,967	22,420
Effect of exchange rate changes on cash	733	324
Net increase in cash and cash equivalents	1,497	4,116
CASH AND CASH EQUIVALENTS at beginning of year	12,135	10,618
CASH AND CASH EQUIVALENTS at end of year	$13,632	$14,734

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$430	$728
Income taxes	$2,279	$524

See accompanying notes to consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2011
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2010	$47,872	$77,471	$97,535	$716	$(13,711)	$209,883
Comprehensive income:
Net income			6,707			6,707
Foreign currency translation adjustment				935		935
Pension and retiree medical adjustment, net of tax				(741)		(741)
Total comprehensive income						6,901
Cash dividends paid			(1,586)			(1,586)
Stock-based compensation and related tax benefits		315			11	326
Stock options and related tax benefits		3			40	43
Employee Stock Ownership Plan		548			1,966	2,514

Balance at March 31, 2011	$47,872	$78,337	$102,656	$910	$(11,694)	$218,081

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

Immaterial Correction Related to Prior Periods

During the year ended December 31, 2010, we identified an immaterial correction related to our classification in the consolidated statements of operations of gains/losses on the sale of long-lived assets. As a result, we have adjusted certain prior period amounts within continuing operations on the consolidated statements of operations for the three months ended March 31, 2010.  Such correction was limited to classification within continuing operations on the consolidated statements of operations and did not impact the consolidated balance sheet, consolidated statements of cash flows or the consolidated statements of changes in stockholders’ equity and comprehensive income.   See Note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

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

The impact and any associated risks related to significant accounting policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results.  There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Goodwill Impairment Testing

Goodwill is tested for impairment using a two-step approach.  Initially, the fair value of a reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; a second step of comparing the carrying amount to its implied fair value is required, as this is an indication that the reporting unit goodwill may be impaired.  The new standard sets forth a requirement that the second step test must be performed in circumstances where a reporting unit has a zero or negative carrying amount and there are qualitative factors, such as those used to determine whether a triggering event would require an interim goodwill impairment test, which indicate that it is more likely than not that an impairment exists.  The new standard is effective for annual reporting periods beginning after December 15, 2010, which for us was January 1, 2011.  Currently, none of our reporting units have a zero or negative carrying amount.  As a result, the adoption of this standard will not have an immediate impact on the manner in which we conduct our impairment testing.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

Note 3.  Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2010 and March 31, 2011 and activity for the three months ended March 31, 2011 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	97	246	343
Non-cash usage, including asset write-downs	—	(273)	(273)
Cash payments	(803)	(268)	(1,071)
Exit activity liability at March 31, 2011	$5,514	$2,140	$7,654

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2 million remaining as of March 31, 2011 that is expected to be paid in the amounts of $0.8 million in 2011, $0.5 million in 2012 and $0.7 million for the period 2013-2015.

Activity, by segment, for the three months ended March 31, 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	—	—	—	—
Cash payments	(55)	(14)	(103)	(172)
Exit activity liability at March 31, 2011	$915	$307	$812	$2,034

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses remaining under this program to date relate primarily to the closure of our production operations in Corona, California and Edwardsville, Kansas.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the three months ended March 31, 2011 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	50	235	285
Non-cash usage, including asset write-downs	—	(273)	(273)
Cash payments	(511)	(257)	(768)
Exit activity liability at March 31, 2011	$392	$391	$783

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of March 31, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.8 million is included in other exit costs.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of March 31, 2011, the reserve balance related to the pension withdrawal liability of $3.1 million is included in the workforce reduction reserve.

Activity for the three months ended March 31, 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	47	11	58
Cash payments	(120)	(11)	(131)
Exit activity liability at March 31, 2011	$3,088	$1,749	$4,837

Integration activity, by segment, for the three months ended March 31, 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Total
Exit activity liability at December 31, 2010	$5,580	$869	$6,449
Integration costs:
Amounts provided for during 2011	370	(27)	343
Non-cash usage, including asset write-downs	(273)	—	(273)
Cash payments	(245)	(654)	(899)
Exit activity liability at March 31, 2011	$5,432	$188	$5,620

Assets Held for Sale

As of March 31, 2011, we have reported $0.2 million as assets held for sale on our consolidated balance sheet related to the net book value of vacant land located in the U.K.  Following plant closures resulting from integration activities, this facility had been vacant, and we have solicited bids for the sale of such property.  We will record any resulting gain or loss in other income (expense), net included in operating income (loss) in the consolidated statement of operations, when a sale occurs.

Note 4.  Sale of Receivables

From time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $126.4 million of receivables during the three months ended March 31, 2011.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $1.8 million and $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5. Inventories, net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of (in thousands):

	March 31, 2011	December 31, 2010
	(In thousands)
Finished goods, net	$158,781	$162,885
Work in process, net	5,781	5,672
Raw materials, net	76,153	72,601
Total inventories, net	$240,715	$241,158

Note 6. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2011	December 31, 2010
	(In thousands)

Revolving credit facilities	$59,985	$52,887
15% convertible subordinated debentures (1)	12,300	12,300
Other	389	409
Total debt	$72,674	$65,596

Current maturities of debt	$72,390	$65,289
Long-term debt	284	307
Total debt	$72,674	$65,596

(1)	On April 15, 2011, we settled at maturity the $12.3 million principal amount of our 15% convertible subordinated debentures with funds from our revolving credit facility.

Deferred Financing Costs

We had deferred financing cost of $4.5 million and $4.9 million as of March 31, 2011 and December 31, 2010, respectively.  Deferred financing costs are related to our revolving credit facility and 15% convertible subordinated debentures.  Deferred financing costs as of March 31, 2011 are being amortized, assuming no further prepayments of principal, in the amount of $1.1 million in 2011, $1.5 million in 2012, $1.5 million in 2013 and $0.4 million in 2014.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $108.6 million available for us to borrow pursuant to the formula at March 31, 2011, of which $12.3 million was reserved for redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures, and $118.8 million available for us to borrow at April 15, 2011 after the settlement of the 15% convertible subordinated debentures.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $60 million and $52.9 million at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, the weighted average interest rate on our restated credit agreement was 3.2%, which consisted of $54 million in direct borrowings at 3.1% and an index loan of $6 million at 4.5%.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During the three months ended March 31, 2011 our average daily index loan balance was $5.5 million compared to $6.4 million for the three months ended March 31, 2010 and $7.1 million for the year ended December 31, 2010.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In November 2010, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2014 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (see above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2011, we have no outstanding borrowings under the Canadian line of credit.

Subordinated Debentures

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  As of March 31, 2011, the $12.3 million principal amount of the 15% convertible subordinated debentures was convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures were subordinated in right of payment to all of our existing and future senior indebtedness.  On April 15, 2011, we settled at maturity the $12.3 million outstanding principal amount of the 15% convertible subordinated debentures with funds from our revolving credit facility.

Capital Leases

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of March 31, 2011, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2011:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2010	312,024	$13.12	3.2
Expired	(49,324)	$15.74	—
Exercised	(3,750)	$11.50	—
Forfeited, other	(750)	$14.23	3.2
Outstanding at March 31, 2011	258,200	$12.64	3.5

Options exercisable at March 31, 2011	258,200	$12.64	3.5

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The aggregate intrinsic value of all outstanding stock options as of March 31, 2011 was $0.4 million.  All outstanding stock options as of March 31, 2011 are fully vested and exercisable.  The total intrinsic value of options exercised was $8,815 for the three months ended March 31, 2011.  There were no options granted in the three months ended March 31, 2011.

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

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2011:
	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	364,800	$10.68
Granted	12,600	$13.47
Vested	(975)	$10.20
Forfeited	(3,800)	$10.42
Balance at March 31, 2011	372,625	$10.77

We recorded compensation expense related to restricted shares and performance-based shares of $312,000 ($192,800 net of tax) and $198,600 ($115,500 net of tax) for the three months ended March 31, 2011 and 2010, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $2.6 million at March 31, 2011, and is expected to be recognized as they vest over a weighted average period of 3.3 and 0.1 years for employees and directors, respectively.

Note 8.  Employee Benefits

The components of net periodic benefit cost for our defined benefit plans and postretirement benefit plans for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
Pension Benefits	2011	2010
Service cost	$37	$22
Interest cost	60	36
Amortization of prior service cost	27	28
Actuarial net (gain) loss	92	12
Net periodic benefit cost	$216	$98

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended
	March 31,
Postretirement Benefits	2011	2010
Service cost	$54	$55
Interest cost	298	283
Amortization of prior service cost	(1,616)	(2,258)
Amortization of transition obligation	1	1
Actuarial net (gain) loss	346	319
Net periodic benefit credit	$(917)	$(1,600)

For the three months ended March 31, 2011, we made employee benefit contributions of $0.2 million related to our postretirement plans. Based on current actuarial estimates, we believe we will be required to make approximately $1.2 million in contributions for 2011.

In August 1994, we established a Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2011, contributions of $0.2 million were made related to calendar year 2010.

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties.  During 2011, we contributed to the trust an additional 180,000 shares from our treasury and released 183,000 shares from the trust leaving 3,930 shares remaining in the trust as of March 31, 2011.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$13,632	$13,632	$12,135	$12,135
Deferred compensation	6,089	6,089	5,978	5,978
Short term borrowings	72,390	72,390	65,289	65,289
Long-term debt	284	284	307	307

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

Note 10.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Basic Net Earnings per Common Shares:
Earnings from continuing operations	$7,011	$2,867
Loss from discontinued operation	(304)	(496)
Net earnings available to common stockholders	$6,707	$2,371

Weighted average common shares outstanding	22,706	22,414

Net earnings from continuing operations per common share	$0.31	$0.13
Loss from discontinued operation per common share	(0.01)	(0.02)
Basic net earnings per common share	$0.30	$0.11

Diluted Net Earnings per Common Share:
Earnings from continuing operations	$7,011	$2,867
Loss from discontinued operation	(304)	(496)
Net earnings available to common stockholders	$6,707	$2,371

Weighted average common shares outstanding	22,706	22,414
Plus incremental shares from assumed conversions:
Dilutive effect of restricted and performance stock	142	82
Dilutive effect of stock options	9	—
Weighted average common shares outstanding – Diluted	22,857	22,496

Net earnings from continuing operations per common share	$0.31	$0.13
Loss from discontinued operation per common share	(0.02)	(0.02)
Diluted net earnings per common share	$0.29	$0.11

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):
	Three Months Ended
	March 31,
	2011	2010
Stock options	249	321
Restricted shares	170	119
15% convertible subordinated debentures	820	820

Note 11.  Comprehensive Income

Comprehensive income, net of income tax expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net earnings as reported	$6,707	$2,371
Foreign currency translation adjustment	935	396
Postretirement benefit plans:
Reclassification adjustment for recognition of prior period amounts	(949)	(1,343)
Unrecognized amounts	208	191
Total comprehensive income	$6,901	$1,615

Note 12.  Industry Segments

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net Sales
Engine Management	$164,204	$137,097
Temperature Control	54,079	40,015
All Other	1,947	2,239
Consolidated	$220,230	$179,351

Intersegment Revenue
Engine Management	$5,561	$4,432
Temperature Control	1,281	919
All Other	(6,842)	(5,351)
Consolidated	$—	$—

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended
	March 31,
	2011	2010
Operating Profit
Engine Management	$14,820	$9,496
Temperature Control	1,253	23
All Other	(3,635)	(2,739)
Consolidated	$12,438	$6,780

Note 13.  Commitments and Contingencies

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2011, approximately 1,520 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2011, the amounts paid for settled claims are approximately $11.7 million.  In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.7 million in reimbursement for settlement claims and defense costs.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier since we have exhausted our coverage under the agreement with the primary insurance carrier discussed above and have received $0.8 million in reimbursement for settlement claims and defense costs.

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

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2011 and 2010, we have accrued $12.6 million and $10.6 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Balance, beginning of period	$12,153	$10,476
Liabilities accrued for current year sales	13,856	10,527
Settlements of warranty claims	(13,368)	(10,438)
Balance, end of period	$12,641	$10,565

Note 14.  Subsequent Event

On April 25, 2011, we acquired the Engine Controls business of BLD Products, Ltd., a subsidiary of Qualitor Inc., for approximately $27 million in cash funded by our revolving line of credit.  BLD has plants in Holland, Michigan and Ocala, Florida, and manufactures a range of products including fuel pressure regulators, air by-pass valves, idle air control valves, and PCV valves.  Revenues generated from the acquired business were approximately $18 million for the year-ended December 31, 2010, of which approximately 40% of the volume was sold to us.  The final purchase price is subject to customary post-closing adjustments based upon the working capital of the purchased businesses through the closing date.

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

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.  We intend to continue to improve our operating efficiency, customer satisfaction and cost position by increasing cost-effective vertical integration in key product lines through internal development and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia.

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

In order to better control warranty and overstock return levels, we have in place procedures for authorized warranty returns, placed restrictions on the amounts customers can return and instituted a program to better estimate potential future product returns.  In addition, with respect to our air conditioning compressors, which are our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete air conditioning system repair was performed.

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

Interim Results of Operations:

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Sales.  Consolidated net sales for the three months ended March 31, 2011 were $220.2 million, an increase of $40.8 million, or 22.8%, compared to $179.4 million in the same period of 2010.  Net sales increased primarily due to higher traditional and retail market sales in both our Engine Management and Temperature Control segments.  Revenues were strong in the quarter continuing the pace from 2010.  We believe this trend will moderate and move to a more normalized single digit growth rate.  In addition, we believe Temperature Control revenues in the quarter are primarily pre-season orders and actual second and third quarter sales will determine the performance for the 2011 summer season.

The following table summarizes net sales by segment for the quarters ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2011
Net sales	$164,204	$54,079	$1,947	$220,230
Gross margins	40,005	10,281	2,866	53,152
Gross margin percentage	24.4%	19%	—	24.1%

2010
Net sales	$137,097	$40,015	$2,239	$179,351
Gross margins	33,134	8,253	2,431	43,818
Gross margin percentage	24.2%	20.6%	—	24.4%

Engine Management’s net sales increased $27.1 million, or 19.8%, to $164.2 million for the first quarter of 2011.  The sales growth was driven primarily by stronger sales in the traditional and retail markets with an aggregate increase of $23 million in these markets when compared to the prior period.

Temperature Control’s net sales increased $14.1 million, or 35.1%, to $54.1 million for the first quarter of 2011.  The increased sales primarily reflects stronger pre-season orders in both the retail and traditional markets and incremental new business in our retail market, which began shipping during the second quarter of 2010.

Gross margins.  Gross margins, as a percentage of consolidated net sales, decreased to 24.1% in the first quarter of 2011, compared to 24.4% in the first quarter of 2010.  The decrease resulted from a 1.6 percentage point decline in Temperature Control margins offset, in part, by a 0.2 percentage point improvement in Engine Management.  The gross margin percentage decrease in Temperature Control compared to the prior year was primarily the result of product mix as sales of new compressors outpaced re-engineered compressors and unfavorable absorption variances generated during the year end holiday shutdowns.  The Engine Management gross margin percentage was positively impacted by higher sales volumes and increased production improving fixed overhead absorption.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $4 million to $40.6 million or 18.5% of consolidated net sales, in the first quarter of 2011, as compared to $36.7 million, or 20.4% of consolidated net sales in the first quarter of 2010.  The increase in SG&A expenses is principally due to sales volume related increases in selling, marketing and distribution expenses, higher expenses related to the sale of receivables, and higher post retirement costs.  The higher post retirement costs are the result of a portion of the benefit related to the amortization of prior plan amendments being fully amortized as of the end of 2010.

Restructuring and integration expenses.  Restructuring and integration expenses for the first quarter of 2011 decreased to $0.3 million compared to $0.8 million in the comparable quarter of 2010.  The 2011 expense related primarily to integration costs related to the wire and cable business.  The 2010 expense related primarily to severance costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$6,550	$1,190	$915	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	370	(27)	—	343
Non-cash usage, including asset write-downs	(273)	—	—	(273)
Cash payments	(300)	(668)	(103)	(1,071)
Exit activity liability at March 31, 2011	$6,347	$495	$812	$7,654

Other income, net. Other income, net decreased to $0.3 million in the first quarter of 2011 compared to $0.4 million in the same period in 2010.  During 2011 and 2010, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2010, we recorded a $0.1 million gain on the sale of vacant land at one of our locations in the U.K.

Operating income.  Operating income was $12.4 million in the first quarter of 2011, compared to $6.8 million in the first quarter of 2010.  The increase of $5.6 million was primarily due to higher net sales.

Interest expense.  Interest expense decreased by $0.5 million in the first quarter of 2011 compared to the same period in 2010 as average borrowings declined to $64.1 million for the three months ended March 31, 2011 compared to $88.5 million for the same period in 2010.

Income tax provision.  The income tax provision in the first quarter of 2011 was $4.3 million at an effective tax rate of 38.2% compared to $2.1 million and an effective tax rate of 41.9% for the same period in 2010.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million and $0.5 million as a loss from discontinued operation for the first quarter of 2011 and 2010, respectively.  As discussed more fully in Note 13 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2010 and March 31, 2011 and activity for the three months ended March 31, 2011 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	97	246	343
Non-cash usage, including asset write-downs	—	(273)	(273)
Cash payments	(803)	(268)	(1,071)
Exit activity liability at March 31, 2011	$5,514	$2,140	$7,654

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $2 million remaining as of March 31, 2011 that is expected to be paid in the amounts of $0.8 million in 2011, $0.5 million in 2012 and $0.7 million for the period 2013-2015.

Activity, by segment, for the three months ended March 31, 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	—	—	—	—
Cash payments	(55)	(14)	(103)	(172)
Exit activity liability at March 31, 2011	$915	$307	$812	$2,034

Integration Expenses

Overhead Cost Reduction Program

Beginning in 2007 in connection with our efforts to improve our operating efficiency and reduce costs, we announced our intention to focus on company-wide overhead and operating expense cost reduction activities, such as closing excess facilities and reducing redundancies.  Integration expenses remaining under this program to date relate primarily to the closure of our production operations in Corona, California and Edwardsville, Kansas.  We expect that all payments related to the current liability will be made within twelve months.

Activity for the three months ended March 31, 2011 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	50	235	285
Non-cash usage, including asset write-downs	—	(273)	(273)
Cash payments	(511)	(257)	(768)
Exit activity liability at March 31, 2011	$392	$391	$783

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of March 31, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.8 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  As of March 31, 2011, the reserve balance related to the pension withdrawal liability of $3.1 million is included in the workforce reduction reserve.

Activity for the three months ended March 31, 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	47	11	58
Cash payments	(120)	(11)	(131)
Exit activity liability at March 31, 2011	$3,088	$1,749	$4,837

Integration activity, by segment, for the three months ended March 31, 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Total
Exit activity liability at December 31, 2010	$5,580	$869	$6,449
Integration costs:
Amounts provided for during 2011	370	(27)	343
Non-cash usage, including asset write-downs	(273)	—	(273)
Cash payments	(245)	(654)	(899)
Exit activity liability at March 31, 2011	$5,432	$188	$5,620

Liquidity and Capital Resources

Operating Activities. During the first three months of 2011, cash used in operations amounted to $11.9 million compared to $17.4 million in the same period of 2010.  The year-over-year decrease in cash used in operations is primarily the result of improved inventory management and higher accounts payable, partially offset by higher accounts receivables resulting from the $40.8 million sales increase.

Investing Activities.  Cash used in investing activities was $1.3 million in the first three months of 2011, compared to $1.2 million in the same period of 2010.  During 2011 and 2010, we received a $1 million payment related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships.  In addition in 2010, we received proceeds of $0.9 million from the sale of our Wilson, North Carolina building and the sale of the vacant land at one of our locations in the U.K.  Capital expenditures in the first three months of 2011 were $2.4 million compared to $3.1 million in the comparable period last year.

Financing Activities. Cash provided by financing activities was $14 million in the first three months of 2011 compared to $22.4 million in the same period of 2010.  The decrease is primarily due to lower borrowings.  Dividends of $1.6 million were paid in the first three months of 2011 compared to $1.1 million in the comparable period last year.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $108.6 million available for us to borrow pursuant to the formula at March 31, 2011, of which $12.3 million was reserved for redemption of the aggregate outstanding amount of our 15% convertible subordinated debentures, and $118.8 million available for us to borrow at April 15, 2011 after the settlement of the 15% convertible subordinated debentures.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $60 million and $52.9 million at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, the weighted average interest rate on our restated credit agreement was 3.2%, which consisted of $54 million in direct borrowings at 3.1% and an index loan of $6 million at 4.5%.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During the three months ended March 31, 2011 our average daily index loan balance was $5.5 million compared to $6.4 million for the three months ended March 31, 2010 and $7.1 million for the year ended December 31, 2010.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2014 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (see above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2011, we have no outstanding borrowings under the Canadian line of credit.

In May 2009, we exchanged $12.3 million aggregate principal amount of our outstanding 6.75% convertible subordinated debentures due 2009 for a like principal amount of newly issued 15% convertible subordinated debentures due 2011.  As of March 31, 2010, the $12.3 million principal amount of the 15% convertible subordinated debentures was convertible into 820,000 shares of our common stock; each at the option of the holder.  The convertible subordinated debentures were subordinated in right of payment to all of our existing and future senior indebtedness.  On April 15, 2011, we settled at maturity the $12.3 million outstanding principal amount of the 15% convertible subordinated debentures with funds from our revolving credit facility.

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of March 31, 2011, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $126.4 million of receivables during the three months ended March 31, 2011.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $1.8 million and $1.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

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
For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2010.

The following table summarizes our contractual commitments as of December 31, 2010 and expiration dates of commitments through 2020:

(in thousands)	2011	2012	2013	2014	2015	2016- 2020	Total
Principal payments of long term debt (1)	$12,300	$—	$—	$—	$—	$—	$12,300
Lease obligations	7,567	7,404	6,448	5,333	4,938	5,738	37,428
Postretirement benefits	1,153	1,184	1,232	1,289	6,952	7,581	19,391
Severance payments related to restructuring and integration	2,219	811	704	514	316	3,592	8,156
Total commitments	$23,239	$9,399	$8,384	$7,136	$12,206	$16,911	$77,275

(1)
On April 15, 2011, we settled at maturity the $12.3 million principal amount of our 15% convertible subordinated debentures with funds from our revolving credit facility.  The settlement is not included in the table above.

(2)	Indebtness under our revolving credit facilities of $60 million as of March 31, 2011 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

Summary of Significant Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At March 31, 2011, the allowance for sales returns was $30.2 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2011, the allowance for doubtful accounts and for discounts was $7.3 million.

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

At March 31, 2011, we had a valuation allowance of $29.5 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

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

Retirement and Postretirement Medical Benefits.  Each year, we calculate the costs of providing retiree benefits under the provisions of Accounting Standards Codification 712, “Nonretirement Postemployment Benefits” and Accounting Standards Codification 715, “Retirement Benefits.”  The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits the employees will be entitled to.  The key assumptions used in making these calculations are the eligibility criteria of participants and the discount rate used to value the future obligation.  The discount rate reflects the yields available on high-quality, fixed-rate debt securities.

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

Recently Issued Accounting Pronouncements

Goodwill Impairment Testing

Goodwill is tested for impairment using a two-step approach.  Initially, the fair value of a reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; a second step of comparing the carrying amount to its implied fair value is required, as this is an indication that the reporting unit goodwill may be impaired.  The new standard sets forth a requirement that the second step test must be performed in circumstances where a reporting unit has a zero or negative carrying amount and there are qualitative factors, such as those used to determine whether a triggering event would require an interim goodwill impairment test, which indicate that it is more likely than not that an impairment exists.  The new standard is effective for annual reporting periods beginning after December 15, 2010, which for us was January 1, 2011.  Currently, none of our reporting units have a zero or negative carrying amount.  As a result, the adoption of this standard will not have an immediate impact on the manner in which we conduct our impairment testing.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2011, we do not have any derivative financial instruments.

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar. As of March 31, 2011 and December 31, 2010, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 82.5% and 80.6% at March 31, 2011 and December 31, 2010, respectively.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b)           Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2011, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 1, 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 1, 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2011, approximately 1,520 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2011, the amounts paid for settled claims are approximately $11.7 million.  In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We have submitted various asbestos-related claims for coverage under this agreement, and received approximately $2.7 million in reimbursement for settlement claims and defense costs.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier since we have exhausted our coverage under the agreement with the primary insurance carrier discussed above and have received $0.8 million in reimbursement for settlement claims and defense costs.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 6, 2011	/s/ James J. Burke
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