Form 10-Q
period 2011-06-30
STANDARD MOTOR PRODUCTS INC
filed 2011-08-02
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011
or

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
Yes ☑      No ☐

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
Yes ☐      No ☑

As of the close of business on July 31, 2011, there were 22,891,731 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net sales	$244,005	$231,048	$464,235	$410,399
Cost of sales	180,832	172,659	347,910	308,192
Gross profit	63,173	58,389	116,325	102,207
Selling, general and administrative expenses	40,016	41,803	80,656	78,468
Restructuring and integration expenses	125	1,289	468	2,042
Other income, net	262	136	531	516
Operating income	23,294	15,433	35,732	22,213
Other non-operating income, net	176	162	443	180
Interest expense	1,045	2,002	2,402	3,866
Earnings from continuing operations before taxes	22,425	13,593	33,773	18,527
Provision for income taxes	8,732	5,532	13,069	7,599
Earnings from continuing operations	13,693	8,061	20,704	10,928
Loss from discontinued operations, net of income taxes	(355)	(372)	(659)	(868)
Net earnings	$13,338	$7,689	$20,045	$10,060

Per share data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.60	$0.36	$0.91	$0.49
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.04)
Net earnings per common share – Basic	$0.58	$0.34	$0.88	$0.45

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.59	$0.35	$0.90	$0.48
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net earnings per common share – Diluted	$0.58	$0.34	$0.87	$0.45

Dividends declared per share	$0.07	$0.05	$0.07	$0.05

Average number of common shares	22,867,323	22,570,886	22,787,337	22,493,031
Average number of common shares and dilutive common shares	23,196,125	23,529,898	23,438,247	22,584,666

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,094	$12,135
Accounts receivable, less allowance for discounts and doubtful accounts of $7,319 and $6,779 for 2011 and 2010, respectively	152,619	104,986
Inventories, net	236,451	241,158
Deferred income taxes	15,729	18,135
Assets held for sale	216	216
Prepaid expenses and other current assets	8,350	8,076
Total current assets	426,459	384,706

Property, plant and equipment, net	61,240	60,666
Goodwill	14,304	1,437
Other intangibles, net	17,075	11,050
Deferred income taxes	13,352	21,347
Other assets	12,577	13,595
Total assets	$545,007	$492,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$67,805	$52,887
Current portion of long-term debt	108	12,402
Accounts payable	74,421	49,919
Sundry payables and accrued expenses	29,590	29,280
Accrued customer returns	37,306	23,207
Accrued rebates	29,172	23,668
Payroll and commissions	19,441	23,468
Total current liabilities	257,843	214,831

Long-term debt	258	307
Accrued postretirement benefits	5,946	21,044
Other accrued liabilities	18,301	21,944
Accrued asbestos liabilities	25,533	24,792
Total liabilities	307,881	282,918

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	78,705	77,471
Retained earnings	114,394	97,535
Accumulated other comprehensive income	7,428	716
Treasury stock – at cost 1,049,180 and 1,276,044 shares in 2011 and 2010, respectively	(11,273)	(13,711)
Total stockholders’ equity	237,126	209,883
Total liabilities and stockholders’ equity	$545,007	$492,801

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20,045	$10,060
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,044	6,673
Increase to allowance for doubtful accounts	94	804
Increase to inventory reserves	1,092	2,241
Amortization of deferred gain on sale of building	(524)	(524)
Gain on disposal of property, plant and equipment	(7)	(151)
Equity loss (income) from joint ventures	(187)	19
Employee stock ownership plan allocation	1,257	817
Stock-based compensation	997	921
Decrease in deferred income taxes	10,401	3,475
Loss on discontinued operations, net of tax	659	868
Change in assets and liabilities:
Increase in accounts receivable	(45,783)	(49,519)
Decrease (increase) in inventories	7,442	(19,769)
Increase in prepaid expenses and other current assets	(13)	(406)
Increase in accounts payable	14,718	26,244
Increase in sundry payables and accrued expenses	15,257	16,983
Net changes in other assets and liabilities	(11,481)	(1,744)
Net cash provided by (used in) operating activities	21,011	(3,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	28	12
Net cash received from the sale of land and buildings	—	873
Divestiture of joint ventures	1,000	1,000
European distribution business	675	—
Capital expenditures	(4,557)	(5,838)
Acquisitions of businesses and assets	(26,984)	(2,024)
Net cash used in investing activities	(29,838)	(5,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreements	14,919	11,366
Principal payments of long-term debt and capital lease obligations	(12,344)	(312)
Increase in overdraft balances	9,591	4,739
Proceeds from exercise of employee stock options	145	—
Excess tax benefits related to the exercise of employee stock grants	15	—
Adjustment to costs related to issuance of common stock	—	36
Dividends paid	(3,186)	(2,246)
Net cash provided by financing activities	9,140	13,583
Effect of exchange rate changes on cash	646	(499)
Net increase in cash and cash equivalents	959	4,099
CASH AND CASH EQUIVALENTS at beginning of period	12,135	10,618
CASH AND CASH EQUIVALENTS at end of period	$13,094	$14,717

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,962	$2,882
Income taxes	$6,616	$1,141

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2011
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2010	$47,872	$77,471	$97,535	$716	$(13,711)	$209,883
Comprehensive income:
Net income			20,045			20,045
Foreign currency translation adjustment				935		935
Pension and retiree medical adjustment, net of tax				5,777		5,777
Total comprehensive income						26,757
Cash dividends paid			(3,186)			(3,186)
Stock-based compensation and related tax benefits		671			342	1,013
Stock options and related tax benefits		15			130	145
Employee Stock Ownership Plan		548			1,966	2,514

Balance at June 30, 2011	$47,872	$78,705	$114,394	$7,428	$(11,273)	$237,126

 See accompanying notes to consolidated financial statements.

Index

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

Immaterial Correction Related to Prior Periods

During the year ended December 31, 2010, we identified an immaterial correction related to our classification in the consolidated statements of operations of gains/losses on the sale of long-lived assets.As a result, we have adjusted certain prior period amounts within continuing operations on the consolidated statements of operations for the three and six months ended June 30, 2010.  Such correction was limited to classification within continuing operations on the consolidated statements of operations and did not impact the consolidated balance sheet, consolidated statements of cash flows or the consolidated statements of changes in stockholders’ equity and comprehensive income.   See Note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB amended Accounting Standard Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is January 1, 2012 with full retrospective application required.  As a result, the adoption of this standard will change how we present other comprehensive income, as it is currently presented as part of our consolidated statement of changes in stockholders’ equity.

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

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

Note 3.  Engine Controls Acquisition

In April 2011, we acquired the Engine Controls business of BLD Products, Ltd., a subsidiary of Qualitor Inc., for $27 million in cash funded by our revolving line of credit.  As part of the acquisition, we acquired certain assets and assumed certain liabilities of BLD’s Engine Controls business in Holland, Michigan, and acquired 100% of the equity of Novo Products Inc. located in Ocala, Florida.  The acquired business is a manufacturer of a range of products including fuel pressure regulators, air by-pass valves, idle air control valves, and PCV valves.  Revenues generated from the acquired business were approximately $18 million for the year-ended December 31, 2010, of which approximately 40% of the volume was sold to us.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In connection with the purchase, $7.2 million was allocated to customer relationships and will be amortized on a straight line basis over the estimated useful life of 10 years.  Goodwill of $12.9 million was allocated to the Engine Management Segment and is deductible for income tax purposes.  The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Purchase Price		$26,984
Assets acquired and liabilities assumed:
Inventory	3,826
Other Current Assets	1,947
Property, plant and equipment, net	1,965
Intangible Assets	7,200
Goodwill	12,867
Current Liabilities	(821)
Net assets acquired		$26,984

Note 4.  Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2010 and June 30, 2011 and activity for the six months ended June 30, 2011 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	175	293	468
Non-cash usage, including asset write-downs	—	(343)	(343)
Cash payments	(4,241)	(367)	(4,608)
Exit activity liability at June 30, 2011	$2,154	$2,018	$4,172

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $1.8 million remaining as of June 30, 2011 that is expected to be paid in the amounts of $0.6 million in 2011, $0.5 million in 2012 and $0.7 million for the period 2013-2015.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the six months ended June 30, 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	—	—	—	—
Cash payments	(118)	(38)	(213)	(369)
Exit activity liability at June 30, 2011	$852	$283	$702	$1,837

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

Activity for the six months ended June 30, 2011 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	130	220	350
Non-cash usage, including asset write-downs	—	(343)	(343)
Cash payments	(747)	(194)	(941)
Exit activity liability at June 30, 2011	$236	$369	$605

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of June 30, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.7 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  In June 2011, we agreed to settle our pension withdrawal liability for $2.8 million and recorded a gain of $0.3 million in connection with the settlement.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity for the six months ended June 30, 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	(225)	43	(182)
Cash payments	(2,936)	(143)	(3,079)
Exit activity liability at June 30, 2011	$—	$1,649	$1,649

Engine Controls Relocation

During April 2011, we acquired the Engine Controls business of BLD Products, Ltd., a subsidiary of Qualitor Inc.  As a result of our acquisition, we will incur integration costs within our Engine Management Segment related to employee severance and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility.  We expect that all related payments will be made within twelve months.

Activity for the six months ended June 30, 2011 related to the engine controls relocation program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$—	$—	$—
Integration costs:
Amounts provided for during 2011	270	30	300
Cash payments	(189)	(30)	(219)
Exit activity liability at June 30, 2011	$81	$—	$81

Integration activity, by segment, for the six months ended June 30, 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Total
Exit activity liability at December 31, 2010	$5,580	$869	$6,449
Integration costs:
Amounts provided for during 2011	504	(36)	468
Non-cash usage, including asset write-downs	(343)	—	(343)
Cash payments	(3,428)	(811)	(4,239)
Exit activity liability at June 30, 2011	$2,313	$22	$2,335

Assets Held for Sale

As of June 30, 2011, we have reported $0.2 million as assets held for sale on our consolidated balance sheet related to the net book value of vacant land located in the U.K.  Following plant closures resulting from integration activities, this facility had been vacant, and in July 2011, we signed an agreement to sell the property pending the procurement of satisfactory planning permission.  We expect there will be a gain on the sale of the property and will record the resulting gain in other income (expense), net included in operating income (loss) in the consolidated statement of operations, upon completion of such sale.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5.  Sale of Receivables

From time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $164.7 million and $291.1 million of receivables during the three months and six months ended June 30, 2011, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $2.3 million and $4.1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2011, respectively, and $1.7 million and $2.9 million for the comparable periods in 2010.

Note 6. Inventories, net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of (in thousands):

	June 30, 2011	December 31, 2010
	(In thousands)
Finished goods, net	$153,609	$162,885
Work in process, net	6,502	5,672
Raw materials, net	76,340	72,601
Total inventories, net	$236,451	$241,158

Note 7. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2011	December 31, 2010
	(In thousands)

Revolving credit facilities	$67,805	$52,887
15% convertible subordinated debentures (1)	—	12,300
Other	366	409
Total debt	$68,171	$65,596

Current maturities of debt	$67,913	$65,289
Long-term debt	258	307
Total debt	$68,171	$65,596

(1)	On April 15, 2011, we settled at maturity the $12.3 million principal amount of our 15% convertible subordinated debentures with funds from our revolving credit facility.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Deferred Financing Costs

We had deferred financing cost of $4.1 million and $4.9 million as of June 30, 2011 and December 31, 2010, respectively.  Deferred financing costs are related to our revolving credit facility and 15% convertible subordinated debentures.  Deferred financing costs as of June 30, 2011 are being amortized, assuming no further prepayments of principal, in the amount of $0.7 million in 2011, $1.5 million in 2012, $1.5 million in 2013 and $0.4 million in 2014.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $115.9 million available for us to borrow pursuant to the formula at June 30, 2011.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $67.8 million and $52.9 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $65 million in direct borrowings at 3% and an index loan of $2.8 million at 4.5%.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During the six months ended June 30, 2011 our average daily index loan balance was $4.9 million compared to $6.8 million for the six months ended June 30, 2010 and $7.1 million for the year ended December 31, 2010.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In November 2010, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2014 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (see above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2011, we have no outstanding borrowings under the Canadian line of credit.

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

Capital Leases

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of June 30, 2011, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Note 8.  Stock-Based Compensation Plans

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2010	312,024	$13.12	3.2
Expired	(49,324)	$15.74	—
Exercised	(12,125)	$11.99	—
Forfeited, other	(1,500)	$14.23	3.0
Outstanding and exercisable at June 30, 2011	249,075	$12.65	3.6

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The aggregate intrinsic value of all outstanding stock options as of June 30, 2011 was $0.6 million.  All outstanding stock options as of June 30, 2011 are fully vested and exercisable.  The total intrinsic value of options exercised was $24,085 for the six months ended June 30, 2011.  There were no options granted in the six months ended June 30, 2011.

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	364,800	$10.68
Granted	18,600	$13.55
Vested	(6,975)	$8.26
Forfeited	(6,725)	$10.70
Balance at June 30, 2011	369,700	$10.87

We recorded compensation expense related to restricted shares and performance-based shares of $631,250 ($386,950 net of tax) and $551,000 ($320,100 net of tax) for the six months ended June 30, 2011 and 2010, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $2.3 million at June 30, 2011, and is expected to be recognized as they vest over a weighted average period of 3.2 and 0.8 years for employees and directors, respectively.

Note 9.  Employee Benefits

During the second quarter of 2011, we announced that our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees will terminate on December 31, 2016.  There will be no change to the eligibility or plan provided to the 64 former union employees.  The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $14.4 million reduction in the accumulated postretirement benefit obligation and a $3.6 million curtailment gain.  The remaining unrecognized prior service cost is being amortized on a straight-line basis over the remaining term of the plan.  The $3.6 million curtailment gain is included in selling, general and administrative expenses in the consolidated statement of operations.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The discount rate assumptions used to determine the remeasurement of the costs and benefit obligation related to our U.S. and Canadian postretirement plans were 1.87% and 3.75%, respectively.  These rates reflect the shorter duration of our obligation as a result of the negative plan amendments.

The components of net periodic benefit cost for our defined benefit plans and post retirement benefit plans for the three months and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2011	2010	2011	2010
Service cost	$37	$22	$74	$45
Interest cost	60	36	120	73
Amortization of prior service cost	27	40	54	80
Actuarial net (gain) loss	92	—	184	—
Net periodic benefit cost	$216	$98	$432	$198

Postretirement Benefits
Service cost	$20	$41	$74	$96
Interest cost	163	330	462	613
Amortization of prior service cost	(1,615)	(2,257)	(3,231)	(4,515)
Amortization of transition obligation	1	1	2	2
Actuarial net loss	425	368	770	687
Curtailment gain	(3,647)	—	(3,647)	—
Net periodic benefit cost	$(4,653)	$(1,517)	$(5,570)	$(3,117)

For the six months ended June 30, 2011, we made employee benefit contributions of $0.5 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $1.1 million in contributions for 2011.

In August 1994, we established a Supplemental Executive Retirement Plan (SERP) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2011, contributions of $0.2 million were made related to calendar year 2010.

In 2000, we created an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties.  During 2011, we contributed to the trust an additional 180,000 shares from our treasury and released 183,000 shares from the trust leaving 3,930 shares remaining in the trust as of June 30, 2011.

Note 10. Fair Value Measurements

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

Index

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$13,094	$13,094	$12,135	$12,135
Deferred compensation	6,106	6,106	5,978	5,978
Short term borrowings	67,913	67,913	65,289	65,289
Long-term debt	258	258	307	307

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Net Earnings per Common Shares:
Earnings from continuing operations	$13,693	$8,061	$20,704	$10,928
Loss from discontinued operations	(355)	(372)	(659)	(868)
Net earnings available to common stockholders	$13,338	$7,689	$20,045	$10,060

Weighted average common shares outstanding	22,867	22,571	22,787	22,493

Net earnings from continuing operations per common share	$0.60	$0.36	$0.91	$0.49
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.03)	(0.04)
Basic net earnings per common share	$0.58	$0.34	$0.88	$0.45

Diluted Net Earnings per Common Share:
Earnings from continuing operations	$13,693	$8,061	$20,704	$10,928
Interest income on debenture conversions (net of income tax expense)	40	277	317	–
Earnings from continuing operations plus assumed conversions	13,733	8,338	21,021	10,928
Loss from discontinued operations	(355)	(372)	(659)	(868)
Net earnings available to common stockholders plus assumed conversions	$13,378	$7,966	$20,362	$10,060

Weighted average common shares outstanding	22,867	22,571	22,787	22,493
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	189	139	167	92
Dilutive effect of stock options	14	–	13	–
Dilutive effect of convertible debentures	126	820	471	–
Weighted average common shares outstanding – Diluted	23,196	23,530	23,438	22,585

Net earnings from continuing operations per common share	$0.59	$0.35	$0.90	$0.48
Loss from discontinued operations per common share	(0.01)	(0.01)	(0.03)	(0.03)
Diluted net earnings per common share	$0.58	$0.34	$0.87	$0.45

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	235	317	236	317
Restricted shares	153	61	159	108
15% convertible subordinated debentures	–	–	–	820

Note 12.  Comprehensive Income

Comprehensive income, net of income tax expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings as reported	$13,338	$7,689	$20,045	$10,060
Foreign currency translation adjustment	—	(1,119)	935	(723)
Postretirement benefit plans:
Plan amendment adjustment	8,654	—	8,654	—
Reclassification adjustment for recognition of prior period amounts	(2,446)	(1,356)	(3,449)	(2,699)
Unrecognized amounts	310	221	572	412
Total comprehensive income	$19,856	$5,435	$26,757	$7,050

Note 13.  Industry Segments

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Sales
Engine Management	$159,919	$152,815	$324,123	$289,912
Temperature Control	79,715	73,926	133,794	113,941
All Other	4,371	4,307	6,318	6,546
Consolidated	$244,005	$231,048	$464,235	$410,399

Intersegment Revenue
Engine Management	$4,907	$4,576	$10,468	$9,008
Temperature Control	1,342	1,004	2,623	1,923
All Other	(6,249)	(5,580)	(13,091)	(10,931)
Consolidated	$–	$–	$–	$–

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Profit
Engine Management	$13,443	$10,213	$28,263	$19,709
Temperature Control	8,944	7,282	10,197	7,304
All Other	907	(2,062)	(2,728)	(4,800)
Consolidated	$23,294	$15,433	$35,732	$22,213

Note 14.  Commitments and Contingencies

Asbestos.  In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2011, approximately 2,110 cases were outstanding for which we may be responsible for any related liabilities.  The increase in the number of outstanding cases as compared to the prior period primarily relates to the unbundling of previously outstanding consolidated cases.  Since inception in September 2001 through June 30, 2011, the amounts paid for settled claims are approximately $11.7 million.  In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We submitted various asbestos-related claims for coverage under this agreement, receiving approximately $2.9 million in reimbursement for settlement claims and defense costs, and this agreement has now expired.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier and have received $0.8 million in reimbursement for settlement claims and defense costs.

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

Index

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

Warranties. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2011 and 2010, we have accrued $15.5 million and $13.8 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$12,641	$10,565	$12,153	$10,476
Liabilities accrued for current year sales	18,481	14,077	32,337	24,604
Settlements of warranty claims	(15,663)	(10,819)	(29,031)	(21,257)
Balance, end of period	$15,459	$13,823	$15,459	$13,823

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our significant leverage; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket and original equipment service markets; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives;  product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Index

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

Index

Interim Results of Operations:

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Sales.  Consolidated net sales for the three months ended June 30, 2011 were $244 million, an increase of $13 million, or 5.6%, compared to $231 million in the same period of 2010.  Net sales increased primarily due to higher traditional and retail market sales in both our Engine Management and Temperature Control segments.  Revenues remained strong in the quarter as our customers have increased purchases to meet demand as drivers have continued to maintain their primary vehicles for a longer period of time.  In addition, Temperature Control revenues in the quarter have been positively impacted by above average temperatures.

The following table summarizes net sales by segment for the quarters ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2011
Net sales	$159,919	$79,715	$4,371	$244,005
Gross margins	40,012	19,646	3,515	63,173
Gross margin percentage	25%	24.6%	—	25.9%

2010
Net sales	$152,815	$73,926	$4,307	$231,048
Gross margins	37,488	17,707	3,194	58,389
Gross margin percentage	24.5%	24%	—	25.3%

Engine Management’s net sales increased $7.1 million, or 4.6%, to $159.9 million for the second quarter of 2011.  The sales growth was driven primarily by stronger sales in the traditional and retail markets compared to the prior period and incremental sales of $2.1 million from our acquisition of the Engine Controls business of BLD Products, Ltd., which began shipping in May 2011.

Temperature Control’s net sales increased $5.8 million, or 7.8%, to $79.7 million for the second quarter of 2011.  The increased sales in both the retail and traditional markets are primarily the result of strong demand driven by continued warm weather trends and our increased production and manufacturing efficiency to meet these sales demands.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased to 25.9% in the second quarter of 2011, compared to 25.3% in the second quarter of 2010.  The increase resulted from improvements in margins in Engine Management of 0.5 percentage points and in Temperature Control of 0.6 percentage points.  The Engine Management gross margin percentage was positively impacted by higher sales volumes including $2.1 million of incremental sales related to the acquisition of the BLD Engine Controls business which began shipping in May 2011.  The gross margin percentage increase in Temperature Control compared to the prior year was primarily the result of increased sales volumes and production improving fixed overhead absorption.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) decreased by $1.8 million to $40 million or 16.4% of consolidated net sales, in the second quarter of 2011, as compared to $41.8 million or 18.1%  of consolidated net sales in the second quarter of 2010.  The decrease in SG&A expenses is principally due to a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans offset, in part, by sales volume related increases in selling, marketing and distribution expenses and an increase in discount fees related to the sale of receivables.

Index

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $0.1 million in the second quarter of 2011, compared to $1.3 million in the second quarter of 2010.  The 2011 expense related primarily to employee severance and integration costs related to the acquisition of the Engine Controls business of BLD Products, Ltd.  The 2010 expense related primarily to severance costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities and a charge related to the closure of our Long Island City building.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at March 31, 2011	$6,347	$495	$812	$7,654
Restructuring and integration costs:
Amounts provided for during 2011	134	(9)	—	125
Non-cash usage, including asset write-downs	(70)	—	—	(70)
Cash payments	(3,246)	(181)	(110)	(3,537)
Exit activity liability at June 30, 2011	$3,165	$305	$702	$4,172

Other income, net. Other income, net increased to $0.3 million in the second quarter of 2011 compared to $0.1 million in the same period in 2010.  During 2011 and 2010, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2010, we recorded a $0.2 million loss on the sale of vacant land at one of our locations and the disposal of equipment.

Operating income.  Operating income was $23.3 million in the second quarter of 2011, compared to $15.4 million in the second quarter of 2010.  The increase of $7.9 million was due to higher sales volumes, the increase in gross margins as a percentage of net sales, lower restructuring and integration expenses, and the $3.6 million curtailment gain recorded as a result of our postretirement plan amendments.

Interest expense.  Interest expense decreased by $1 million in the second quarter of 2011 compared to the same period in 2010 as average borrowings declined $16.9 million.  This decrease includes the impact of the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures and the July 2010 prepayment of the remaining $5.1 million outstanding principal amount of the 15% unsecured promissory notes.

Income tax provision.  The income tax provision in the second quarter of 2011 was $8.7 million at an effective tax rate of 38.9% compared to $5.5 million at an effective tax rate of 40.7% for the same period in 2010.  For further information, see Accounting for Income Taxes in the Summary of Significant Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.4 million as a loss from discontinued operations for the second quarter of 2011 and 2010.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Sales.  Consolidated net sales for the six months ended June 30, 2011 were $464.2 million, an increase of $53.8 million, or 13.1%, compared to $410.4 million in the same period of 2010.  Net sales increased primarily due to higher traditional and retail market sales in both our Engine Management and Temperature Control segments.  Revenues remained strong in the quarter as our customers have increased purchases to meet demand as drivers have continued to maintain their primary vehicles for a longer period of time.

Index

The following table summarizes net sales and gross margins by segment for the six months ended June 30, 2011 and 2010, respectively:

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2011
Net sales	$324,123	$133,794	$6,318	$464,235
Gross margins	80,016	29,926	6,383	116,325
Gross margin percentage	24.7%	22.4%	—	25.1%

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2010
Net sales	$289,912	$113,941	$6,546	$410,399
Gross margins	70,622	25,960	5,625	102,207
Gross margin percentage	24.4%	22.8%	—	24.9%

Engine Management’s net sales increased $34.2 million, or 11.8%, to $324.1 million for the first six months of 2011.  Engine Management’s revenue growth was driven by overall strong demand for our products across all market channels.  In addition, incremental sales from our acquisition of the Engine Controls business of BLD Products, Ltd., which began shipping in May 2011, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales increased $19.9 million, or 17.4%, to $133.8 million for the first six months of 2011.  The increase in sales primarily reflects inventory increases on the part of several customers due to warm weather trends in our retail and traditional markets.

Gross margins.  Gross margins, as a percentage of consolidated net sales, for the six months ended June 30, 2011 increased to 25.1% compared to 24.9% the same period of 2010.  The increase resulted from a 0.3 percentage point increase in Engine Management margins offset, in part, by a decrease in Temperature Control margins of 0.4 percentage points.  The gross margin percentage decrease in Temperature Control compared to the prior year was primarily the result of product mix as sales of new compressors outpaced re-engineered compressors.  The increase in the Engine Management margins was the result of a higher sales volumes and improving fixed overhead absorption resulting from increased production.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) increased by $2.2 million to $80.7 million or 17.4% of consolidated net sales, in the six months ended June 30, 2011, as compared to $78.5 million or 19.1% of consolidated net sales in like period of 2010.  The increase in SG&A expenses is due primarily to sales volume related increases to selling, marketing and distribution expenses and a $1.2 million increase in expenses related to the sale of receivables partially offset by a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $0.5 million for the six months ended June 30, 2011, compared to $2 million in the same period of 2010.  The 2011 expense related primarily to employee severance and integration costs related to the acquisition of the Engine Controls business of BLD Products, Ltd. and integration expenses related to the wire and cable business.  The 2010 expense related primarily to severance costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities and a charge related to the closure of our Long Island City building.

Index

Other income, net. Other income, net was $0.5 million for the six months ended June 30, 2011 and 2010 primarily resulting from the recognition in both 2011 and 2010 of a deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating income.  Operating income was $35.7 million in the first six months of 2011, compared to $22.2 million in 2010. The increase of $13.5 million was due primarily to stronger sales across all markets within our Engine Management and Temperature Control Segments, the increase in gross margins as a percentage of net sales, lower restructuring and integration expenses, and the $3.6 million curtailment gain recorded as a result of our postretirement plan amendments offset, in part, by sales volume related increases to selling, marketing and distribution expenses.

Interest expense.  Interest expense decreased by $1.5 million to $2.4 million in the six months ended June 30, 2011, compared to $3.9 million in the same period in 2010 as average borrowings declined $20.6 million.  This decrease includes the impact of the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures and the July 2010 prepayment of the remaining $5.1 million outstanding principal amount of the 15% unsecured promissory notes.

Income tax provision.  The income tax provision in the six months ended June 30, 2011 was $13.1 million at an effective tax rate of 38.7%, compared to $7.6 million and an effective tax rate of 41% for the same period in 2010.  For further information, see Accounting for Income Taxes in the Summary of Significant Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss from discontinued operation.  Loss from discontinued operation, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.7 million and $0.9 million as a loss from discontinued operation for the six months ended June 30, 2011 and 2010, respectively.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2010 and June 30, 2011 and activity for the six months ended June 30, 2011 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	175	293	468
Non-cash usage, including asset write-downs	—	(343)	(343)
Cash payments	(4,241)	(367)	(4,608)
Exit activity liability at June 30, 2011	$2,154	$2,018	$4,172

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $1.8 million remaining as of June 30, 2011 that is expected to be paid in the amounts of $0.6 million in 2011, $0.5 million in 2012 and $0.7 million for the period 2013-2015.

Index

Activity, by segment, for the six months ended June 30, 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	—	—	—	—
Cash payments	(118)	(38)	(213)	(369)
Exit activity liability at June 30, 2011	$852	$283	$702	$1,837

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

Activity for the six months ended June 30, 2011 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	130	220	350
Non-cash usage, including asset write-downs	—	(343)	(343)
Cash payments	(747)	(194)	(941)
Exit activity liability at June 30, 2011	$236	$369	$605

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of June 30, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.7 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and is payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  In June 2011, we agreed to settle our pension withdrawal liability for $2.8 million and recorded a gain of $0.3 million in connection with the settlement.

Index

Activity for the six months ended June 30, 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	(225)	43	(182)
Cash payments	(2,936)	(143)	(3,079)
Exit activity liability at June 30, 2011	$—	$1,649	$1,649

Engine Controls Relocation

During April 2011, we acquired the Engine Controls business of BLD Products, Ltd., a subsidiary of Qualitor Inc.  As a result of our acquisition, we will incur integration costs within our Engine Management Segment related to employee severance and the relocation of certain machinery and equipment to our Reynosa, Mexico manufacturing facility.  We expect that all related payments will be made within twelve months.

Activity for the six months ended June 30, 2011 related to the engine controls relocation program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$—	$—	$—
Integration costs:
Amounts provided for during 2011	270	30	300
Cash payments	(189)	(30)	(219)
Exit activity liability at June 30, 2011	$81	$—	$81

Integration activity, by segment, for the six months ended June 30, 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Total
Exit activity liability at December 31, 2010	$5,580	$869	$6,449
Integration costs:
Amounts provided for during 2011	504	(36)	468
Non-cash usage, including asset write-downs	(343)	—	(343)
Cash payments	(3,428)	(811)	(4,239)
Exit activity liability at June 30, 2011	$2,313	$22	$2,335

Liquidity and Capital Resources

Operating Activities. During the first six months of 2011, cash provided by operations amounted to $21 million compared to cash used in operations of $3 million in the same period of 2010.  The year-over-year increase in cash provided by operations is primarily the result of the increase in net earnings reflecting higher sales volumes, the decrease in inventory levels and the increased impact of our factoring program on our accounts receivables.

Investing Activities.  Cash used in investing activities was $29.8 million in the first six months of 2011, compared to $6 million in the first six months of 2010.  During 2011 and 2010, we received a $1 million payment related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships.  Investing activities in 2011 included a cash payment of $27 million related to the acquisition of the Engine Controls business of BLD Products, Ltd. and a $0.7 million cash receipt related to the note issued in connection with the sale of our European distribution business in 2009.  Investing activities in 2010 included cash proceeds of $0.9 million from the sale of our Wilson, North Carolina building and the sale of the vacant land at one of our locations in the U.K. and a $2 million payment related to the acquisition of certain products lines by our Temperature Control Segment.  Capital expenditures in the first three months of 2011 were $4.6 million compared to $5.8 million in the comparable period last year.

Index

Financing Activities. Cash provided by financing activities was $9.1 million in the first six months of 2011, compared to cash provided by financing activities of $13.6 million in the same period of 2010.  The decrease is primarily due to lower borrowings.  Dividends of $3.2 million were paid in the first six months of 2011 compared to $2.2 million in the comparable period last year.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $115.9 million available for us to borrow pursuant to the formula at June 30, 2011.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $67.8 million and $52.9 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $65 million in direct borrowings at 3% and an index loan of $2.8 million at 4.5%.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During the six months ended June 30, 2011 our average daily index loan balance was $4.9 million compared to $6.8 million for the six months ended June 30, 2010 and $7.1 million for the year ended December 31, 2010.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2014 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (see above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2011, we have no outstanding borrowings under the Canadian line of credit.

Index

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

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of June 30, 2011, our remaining capital lease obligations totaled $0.4 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $164.7 million and $291.1 million of receivables during the three months and six months ended June 30, 2011, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $2.3 million and $4.1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2011, respectively, and $1.7 million and $2.9 million for the comparable periods in 2010.

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

Index

The following table summarizes our contractual commitments as of June 30, 2011 and expiration dates of commitments through 2020:

(in thousands)	2011	2012	2013	2014	2015	2016-2020	Total

Lease obligations	$3,784	$7,404	$6,448	$5,333	$4,938	$5,738	33,645
Postretirement and pension benefits	703	1,161	1,196	1,228	6,869	2,426	13,583
Severance payments related to restructuring and integration	719	619	424	234	56	102	2,154
Total commitments	$5,206	$9,184	$8,068	$6,795	$11,863	$8,266	$49,382

Indebtness under our revolving credit facilities of $67.8 million as of June 30, 2011 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

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

Index

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At June 30, 2011, the allowance for sales returns was $37.3 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2011, the allowance for doubtful accounts and for discounts was $7.3 million.

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

At June 30, 2011, we had a valuation allowance of $29.4 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  During 2009 and 2010 we experienced positive earnings trends which resulted in cumulative taxable income in the U.S. for the year ended December 31, 2010.  The first half of 2011 has continued with positive earnings and if such earnings trends and our tax position continue, we may realize the benefits of all or a significant portion of our net U.S. deferred tax assets in the near term through a reduction in our deferred tax valuation allowance, based upon current expectations for future taxable income in the U.S. over the periods in which the deferred tax assets are recoverable.  This would result in an income tax benefit that would be primarily reflected in net income.

Index

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

Index

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

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB amended Accounting Standard Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is January 1, 2012 with full retrospective application required.  As a result, the adoption of this standard will change how we present other comprehensive income, as it is currently presented as part of our consolidated statement of changes in stockholders’ equity.

Index

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

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.   ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2011, we do not have any derivative financial instruments.

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar. As of June 30, 2011 and December 31, 2010, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.5% and 80.6% at June 30, 2011 and December 31, 2010, respectively.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2010.

Index

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

During the quarter ended June 30, 2011, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2011, approximately 2,110 cases were outstanding for which we may be responsible for any related liabilities.  The increase in the number of outstanding cases as compared to the prior period primarily relates to the unbundling of previously outstanding consolidated cases.  Since inception in September 2001 through June 30, 2011, the amounts paid for settled claims are approximately $11.7 million.  In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We submitted various asbestos-related claims for coverage under this agreement, receiving approximately $2.9 million in reimbursement for settlement claims and defense costs, and this agreement has now expired.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier and have received $0.8 million in reimbursement for settlement claims and defense costs.

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

Index

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

Index

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 2, 2011	/s/ James J. Burke
James J. Burke
Vice President Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Index

STANDARD MOTOR PRODUCTS, INC.

EXHIBIT INDEX

Exhibit
Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”