Form 10-Q
period 2011-09-30
STANDARD MOTOR PRODUCTS INC
filed 2011-11-03
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

or

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
Yes ☐      No ☑

As of the close of business on October 31, 2011, there were 22,633,956 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.                 CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net sales	$236,220	$227,540	$700,455	$637,939
Cost of sales	171,732	167,526	519,642	475,718
Gross profit	64,488	60,014	180,813	162,221
Selling, general and administrative expenses	41,680	41,991	122,336	120,459
Restructuring and integration expenses	275	1,388	743	3,430
Other income, net	258	1,436	789	1,952
Operating income	22,791	18,071	58,523	40,284
Other non-operating income, net	230	300	673	480
Interest expense	757	1,844	3,159	5,710
Earnings from continuing operations before taxes	22,264	16,527	56,037	35,054
Provision for income taxes	8,164	5,430	21,233	13,029
Earnings from continuing operations	14,100	11,097	34,804	22,025
Loss from discontinued operations, net of income taxes	(1,055)	(1,441)	(1,714)	(2,309)
Net earnings	$13,045	$9,656	$33,090	$19,716

Per share data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.62	$0.49	$1.53	$0.98
Discontinued operations	(0.05)	(0.06)	(0.08)	(0.10)
Net earnings per common share – Basic	$0.57	$0.43	$1.45	$0.88

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.61	$0.48	$1.51	$0.97
Discontinued operations	(0.04)	(0.06)	(0.08)	(0.10)
Net earnings per common share – Diluted	$0.57	$0.42	$1.43	$0.87

Dividends declared per share	$0.07	$0.05	$0.21	$0.15

Average number of common shares	22,863,048	22,597,117	22,812,851	22,528,108
Average number of common shares and dilutive common shares	23,042,981	23,472,411	23,299,363	22,604,344

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,898	$12,135
Accounts receivable, less allowance for discounts and doubtful accounts of $7,036 and $6,779 for 2011 and 2010, respectively	137,521	104,986
Inventories, net	233,995	241,158
Deferred income taxes	15,184	18,135
Assets held for sale	216	216
Prepaid expenses and other current assets	7,085	8,076
Total current assets	408,899	384,706

Property, plant and equipment, net	60,114	60,666
Goodwill	14,304	1,437
Other intangibles, net	16,474	11,050
Deferred income taxes	11,956	21,347
Other assets	11,996	13,595
Total assets	$523,743	$492,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$41,790	$52,887
Current portion of long-term debt	107	12,402
Accounts payable	68,060	49,919
Sundry payables and accrued expenses	35,583	29,280
Accrued customer returns	32,626	23,207
Accrued rebates	29,344	23,668
Payroll and commissions	24,074	23,468
Total current liabilities	231,584	214,831
Long-term debt	221	307
Accrued postretirement benefits	5,918	21,044
Other accrued liabilities	16,779	21,944
Accrued asbestos liabilities	26,248	24,792
Total liabilities	280,750	282,918
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share: Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	78,723	77,471
Retained earnings	125,837	97,535
Accumulated other comprehensive income	4,396	716
Treasury stock – at cost 1,239,204 and 1,276,044 shares in 2011 and 2010, respectively	(13,835)	(13,711)
Total stockholders’ equity	242,993	209,883
Total liabilities and stockholders’ equity	$523,743	$492,801

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,090	$19,716
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,429	10,030
Increase (decrease) to allowance for doubtful accounts	(8)	778
Increase to inventory reserves	2,375	4,801
Amortization of deferred gain on sale of building	(786)	(786)
Gain on disposal of property, plant and equipment	(31)	(1,615)
Equity income from joint ventures	(327)	(116)
Employee stock ownership plan allocation	1,885	1,225
Stock-based compensation	1,541	1,256
Decrease in deferred income taxes	12,457	5,585
Decrease in unrecognized tax benefit	(454)	(1,084)
Loss on discontinued operations, net of tax	1,714	2,309
Change in assets and liabilities:
Increase in accounts receivable	(30,583)	(47,166)
Decrease (increase) in inventories	8,615	(35,769)
Decrease in prepaid expenses and other current assets	349	481
Increase in accounts payable	8,507	20,683
Increase in sundry payables and accrued expenses	21,374	26,932
Net changes in other assets and liabilities	(12,859)	(2,324)
Net cash provided by operating activities	57,288	4,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	35	11
Net cash received from the sale of land and buildings	—	2,559
Divestiture of joint ventures	1,273	1,000
European distribution business	1,317	—
Capital expenditures	(6,682)	(9,112)
Acquisitions of businesses and assets	(26,984)	(2,024)
Net cash used in investing activities	(31,041)	(7,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) borrowings under line-of-credit agreements	(11,097)	3,228
Principal payments of long-term debt and capital lease obligations	(12,381)	(5,399)
Increase in overdraft balances	9,441	10,625
Purchase of treasury stock	(3,285)	—
Proceeds from exercise of employee stock options	204	—
Excess tax benefits related to the exercise of employee stock grants	154	—
Adjustment to costs related to issuance of common stock	—	36
Payments of debt issuance cost	(400)	(56)
Dividends paid	(4,788)	(3,376)
Net cash (used in) provided by financing activities	(22,152)	5,058
Effect of exchange rate changes on cash	(1,332)	361
Net increase in cash and cash equivalents	2,763	2,789
CASH AND CASH EQUIVALENTS at beginning of period	12,135	10,618
CASH AND CASH EQUIVALENTS at end of period	$14,898	$13,407

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,340	$3,919
Income taxes	$10,354	$1,529

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2011
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2010	$47,872	$77,471	$97,535	$716	$(13,711)	$209,883
Comprehensive income:
Net income			33,090			33,090
Foreign currency translation adjustment				(1,500)		(1,500)
Pension and retiree medical adjustment, net of tax				5,180		5,180
Total comprehensive income						36,770
Cash dividends paid			(4,788)			(4,788)
Purchase of treasury stock					(3,285)	(3,285)
Stock-based compensation and related tax benefits		683			1,012	1,695
Stock options and related tax benefits		21			183	204
Employee Stock Ownership Plan		548			1,966	2,514

Balance at September 30, 2011	$47,872	$78,723	$125,837	$4,396	$(13,835)	$242,993

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    Basis of Presentation

Standard Motor Products, Inc. (referred to hereinafter in these notes to the consolidated financial statements as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on the original equipment service market.

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

Immaterial Correction Related to Prior Periods

During the year ended December 31, 2010, we identified an immaterial correction related to our classification in the consolidated statements of operations of gains/losses on the sale of long-lived assets.  As a result, we have adjusted certain prior period amounts within continuing operations on the consolidated statements of operations for the three and nine months ended September 30, 2010.  Such correction was limited to classification within continuing operations on the consolidated statements of operations and did not impact the consolidated balance sheet, consolidated statements of cash flows or the consolidated statements of changes in stockholders’ equity and comprehensive income.  See Note 1 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

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

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us is January 1, 2012.  Early adoption is permitted.  We will consider this new standard when conducting our annual impairment test of goodwill.

In December 2010, the FASB issued ASU 2010-28, which updated ASC 350, Intangibles – Goodwill and Other.  Pursuant to ASC 350, goodwill is tested for impairment using a two-step approach.  Initially, the fair value of a reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; a second step of comparing the carrying amount to its implied fair value is required, as this is an indication that the reporting unit goodwill may be impaired.  The new standard sets forth a requirement that the second step test must be performed in circumstances where a reporting unit has a zero or negative carrying amount and there are qualitative factors which indicate that it is more likely than not that an impairment exists.  The new standard is effective for annual reporting periods beginning after December 15, 2010, which for us was January 1, 2011.  Currently, none of our reporting units have a zero or negative carrying amount.  As a result, the adoption of this standard will not have an immediate impact on the manner in which we conduct our impairment testing.

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

Note 4.    Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2010 and September 30, 2011 and activity for the nine months ended September 30, 2011 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	239	504	743
Non-cash usage, including asset write-downs	--	(343)	(343)
Cash payments	(4,402)	(574)	(4,976)
Exit activity liability at September 30, 2011	$2,057	$2,022	$4,079

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $1.7 million remaining as of September 30, 2011 that is expected to be paid in the amounts of $0.4 million in 2011, $0.5 million in 2012 and $0.8 million for the period 2013-2015.

Activity, by segment, for the nine months ended September 30, 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	--	--	--	--
Cash payments	(167)	(54)	(311)	(532)
Exit activity liability at September 30, 2011	$803	$267	$604	$1,674

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

Activity for the nine months ended September 30, 2011 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	194	309	503
Non-cash usage, including asset write-downs	--	(343)	(343)
Cash payments	(804)	(284)	(1,088)
Exit activity liability at September 30, 2011	$243	$368	$611

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of September 30, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.7 million is included in other exit costs.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and was payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  In June 2011, we agreed to settle our pension withdrawal liability for $2.8 million and recorded a gain of $0.3 million in connection with the settlement.

Activity for the nine months ended September 30, 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	(225)	70	(155)
Cash payments	(2,877)	(165)	(3,042)
Exit activity liability at September 30, 2011	$59	$1,654	$1,713

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

Activity for the nine months ended September 30, 2011 related to the engine controls relocation program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$—	$—	$—
Integration costs:
Amounts provided for during 2011	270	125	395
Cash payments	(189)	(125)	(314)
Exit activity liability at September 30, 2011	$81	$--	$81

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Integration activity, by segment, for the nine months ended September 30, 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Total
Exit activity liability at December 31, 2010	$5,580	$869	$6,449
Integration costs:
Amounts provided for during 2011	626	117	743
Non-cash usage, including asset write-downs	(343)	--	(343)
Cash payments	(3,611)	(833)	(4,444)
Exit activity liability at September 30, 2011	$2,252	$153	$2,405

Assets Held for Sale

As of September 30, 2011, we have reported $0.2 million as assets held for sale on our consolidated balance sheet related to the net book value of vacant land located in the U.K.  Following plant closures resulting from integration activities, this facility had been vacant, and in July 2011, we signed an agreement to sell the property pending the procurement of satisfactory planning permission.  We expect there will be a gain on the sale of the property and will record the resulting gain in other income (expense), net included in operating income (loss) in the consolidated statement of operations, upon completion of such sale.

Note 5.    Sale of Receivables

From time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $159 million and $449.7 million of receivables during the three months and nine months ended September 30, 2011, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $2.3 million and $6.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2011, respectively, and $1.8 million and $4.8 million for the comparable periods in 2010.

Note 6.    Inventories, net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of (in thousands):

	September 30, 2011	December 31, 2010
	(In thousands)
Finished goods, net	$148,383	$162,885
Work in process, net	5,852	5,672
Raw materials, net	79,760	72,601
Total inventories, net	$233,995	$241,158

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.    Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2011	December 31, 2010
	(In thousands)

Revolving credit facilities	$41,790	$52,887
15% convertible subordinated debentures (1)	--	12,300
Other	328	409
Total debt	$42,118	$65,596

Current maturities of debt	$41,897	$65,289
Long-term debt	221	307
Total debt	$42,118	$65,596

(1)	On April 15, 2011, we settled at maturity the $12.3 million principal amount of our 15% convertible subordinated debentures with funds from our revolving credit facility.

Deferred Financing Costs

We had deferred financing cost of $4.1 million and $4.9 million as of September 30, 2011 and December 31, 2010, respectively.  Deferred financing costs are related to our revolving credit facility and 15% convertible subordinated debentures.  Deferred financing costs as of September 30, 2011 are being amortized in the amount of $0.3 million in 2011, $1.2 million in 2012, $1.2 million in 2013, $1.1 million in 2014 and $0.3 million in 2015.

Revolving Credit Facility

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended in September 2011) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2015.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In September 2011, we amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2015, (2) to reduce the margin added to the LIBOR rate to 1.75% - 2.25%, (3) to reduce the margin added to the index rate to 0.75% - 1.25% and (4) to provide us with greater flexibility regarding permitted acquisitions and stock repurchases.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $121 million available for us to borrow pursuant to the formula at September 30, 2011.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $41.8 million and $52.9 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the weighted average interest rate on our restated credit agreement was 2.1%, which consisted of $40 million in direct borrowings at 2% and an index loan of $1.8 million at 4%.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During the nine months ended September 30, 2011 our average daily index loan balance was $5.4 million compared to $7.7 million for the nine months ended September 30, 2010 and $7.1 million for the year ended December 31, 2010.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2011, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Capital Leases

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of September 30, 2011, our remaining capital lease obligations totaled $0.3 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2010	312,024	$13.12	3.2
Expired	(49,324)	$15.74	—
Exercised	(17,000)	$11.91	—
Forfeited, other	(1,500)	$14.23	3.0
Outstanding and exercisable at September 30, 2011	244,200	$12.67	3.1

The aggregate intrinsic value of all outstanding stock options as of September 30, 2011 was $0.2 million.  All outstanding stock options as of September 30, 2011 are fully vested and exercisable.  The total intrinsic value of options exercised was $42,489 for the nine months ended September 30, 2011.  There were no options granted in the nine months ended September 30, 2011.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	364,800	$10.68
Granted	203,750	12.21
Vested	(68,575)	6.69
Forfeited	(35,575)	7.34
Balance at September 30, 2011	464,400	$12.19

We recorded compensation expense related to restricted shares and performance-based shares of $1,162,000 ($722,000 net of tax) and $874,000 ($550,000 net of tax) for the nine months ended September 30, 2011 and 2010, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $4.1 million at September 30, 2011, and is expected to be recognized as they vest over a weighted average period of 5.2 and 0.6 years for employees and directors, respectively.

Note 9.    Employee Benefits

During the second quarter of 2011, we announced that our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees will terminate on December 31, 2016.  There will be no change to the eligibility or plan provided to the 64 former union employees.  The remeasurement of the postretirement medical benefit plans resulting from these benefit modifications generated a $14.4 million reduction in the accumulated postretirement benefit obligation and a $3.6 million curtailment gain.  The remaining unrecognized prior service cost is being amortized on a straight-line basis over the remaining term of the plan.  The $3.6 million curtailment gain is included in selling, general and administrative expenses in the consolidated statement of operations.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net periodic benefit cost for our defined benefit plans and postretirement benefit plans for the three months and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2011	2010	2011	2010
Service cost	$36	$22	$110	$67
Interest cost	59	36	179	109
Amortization of prior service cost	30	40	84	120
Actuarial net (gain) loss	91	—	275	—
Net periodic benefit cost	$216	$98	$648	$296

Postretirement Benefits
Service cost	$1	$47	$75	$143
Interest cost	35	290	516	903
Amortization of prior service cost	(1,642)	(2,257)	(4,873)	(6,772)
Amortization of transition obligation	—	1	2	3
Actuarial net loss	728	315	1,473	1,001
Curtailment gain	—	—	(3,647)	—
Net periodic benefit cost	$(878)	$(1,604)	$(6,454)	$(4,722)

For the nine months ended September 30, 2011, we made employee benefit contributions of $0.9 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $1.1 million in contributions for 2011.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2011, contributions of $0.2 million were made related to calendar year 2010.

We maintain an employee benefits trust to which we contributed 750,000 shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties.  During 2011, we contributed to the trust an additional 180,000 shares from our treasury and released 183,000 shares from the trust leaving 3,930 shares remaining in the trust as of September 30, 2011.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$14,898	$14,898	$12,135	$12,135
Deferred compensation	5,603	5,603	5,978	5,978
Short term borrowings	41,897	41,897	65,289	65,289
Long-term debt	221	221	307	307

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$14,100	$11,097	$34,804	$22,025
Loss from discontinued operations	(1,055)	(1,441)	(1,714)	(2,309)
Net earnings available to common stockholders	$13,045	$9,656	$33,090	$19,716

Weighted average common shares outstanding	22,863	22,597	22,813	22,528

Net earnings from continuing operations per common share	$0.62	$0.49	$1.53	$0.98
Loss from discontinued operations per common share	(0.05)	(0.06)	(0.08)	(0.10)
Basic net earnings per common share	$0.57	$0.43	$1.45	$0.88

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$14,100	$11,097	$34,804	$22,025
Interest income on debenture conversions (net of income tax expense)	–	277	316	–
Earnings from continuing operations plus assumed conversions	14,100	11,374	35,120	22,025
Loss from discontinued operations	(1,055)	(1,441)	(1,714)	(2,309)
Net earnings available to common stockholders plus assumed conversions	$13,045	$9,933	$33,406	$19,716

Weighted average common shares outstanding	22,863	22,597	22,813	22,528
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	163	55	168	76
Dilutive effect of stock options	17	–	6	–
Dilutive effect of convertible debentures	–	820	312	–
Weighted average common shares outstanding – Diluted	23,043	23,472	23,299	22,604

Net earnings from continuing operations per common share	$0.61	$0.48	$1.51	$0.97
Loss from discontinued operations per common share	(0.04)	(0.06)	(0.08)	(0.10)
Diluted net earnings per common share	$0.57	$0.42	$1.43	$0.87

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	227	317	238	317
Restricted shares	178	152	164	126
15% convertible subordinated debentures	–	–	–	820

Note 12.  Comprehensive Income

Comprehensive income, net of income tax expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings as reported	$13,045	$9,656	$33,090	$19,716
Foreign currency translation adjustment	(2,435)	1,060	(1,500)	337
Postretirement benefit plans:
Plan amendment adjustment	–	–	8,596	–
Reclassification adjustment for recognition of prior period amounts	(1,032)	(2,123)	(5,169)	(4,822)
Unrecognized amounts	435	189	1,753	601
Total comprehensive income	$10,013	$8,782	$36,770	$15,832

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Sales
Engine Management	$165,182	$153,577	$489,305	$443,489
Temperature Control	68,148	71,774	201,942	185,714
All Other	2,890	2,189	9,208	8,736
Consolidated	$236,220	$227,540	$700,455	$637,939

Intersegment Revenue
Engine Management	$5,948	$5,016	$16,416	$14,024
Temperature Control	1,369	898	3,992	2,821
All Other	(7,317)	(5,914)	(20,408)	(16,845)
Consolidated	$–	$–	$–	$–

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Profit
Engine Management	$18,479	$15,049	$46,741	$34,758
Temperature Control	7,636	5,443	17,833	12,747
All Other	(3,324)	(2,421)	(6,051)	(7,221)
Consolidated	$22,791	$18,071	$58,523	$40,284

Note 14.  Commitments and Contingencies

Asbestos - In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2011, 2,095 cases were outstanding for which we may be responsible for any related liabilities.  In the second quarter of 2011, we increased the number of outstanding cases to unbundle previously outstanding consolidated cases.  Since inception in September 2001 through September 30, 2011, the amounts paid for settled claims are approximately $11.9 million.  In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We submitted various asbestos-related claims for coverage under this agreement, receiving approximately $2.9 million in reimbursement for settlement claims and defense costs, and this agreement has now expired.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier and have received $0.8 million in reimbursement for settlement claims and defense costs.

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

The most recent actuarial study was performed as of August 31, 2011.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.5 million to $66.5 million for the period through 2059. The change from the prior year study was a $1.8 million increase for the low end of the range and a $0.4 million decrease for the high end of the range.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Accordingly, an incremental $1.3 million provision in our discontinued operation was added to the asbestos accrual in September 2011 increasing the reserve to approximately $27.5 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $26.2 million to $63 million during the same period.

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

Antitrust Litigation - In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages.  In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act.  Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006.  Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held culminating in a decision and order dated September 16, 2010 granting the motion to dismiss and, in view of an intervening change in pleading standards, deferring decision on whether to grant plaintiff leave to amend to allow an opportunity to propose curative amendments. On October 18, 2010, the plaintiff filed an amended complaint changing certain alleged claims relating to the Robinson-Patman Act.  By Order dated October 26, 2010, the court directed that the Third Amended Complaint be deemed withdrawn and gave plaintiffs until November 9, 2010 to file a motion for leave to amend identifying the curative amendments to the Second Amended Complaint setting forth why the amendments accord with the rules.  The motion was timely filed, opposed on December 9, 2010, which opposition was replied to on December 24, 2010.  On September 29, 2011, the court dismissed the complaint with prejudice, and on October 27, 2011 the plaintiff filed an appeal.  We believe that we have meritorious defenses to the plaintiff’s claims and will continue to vigorously oppose this lawsuit.

Other Litigation - We are involved in various other litigation and product liability matters arising in the ordinary course of business. Although the final outcome of any asbestos-related matters or any other litigation or product liability matter cannot be determined, based on our understanding and evaluation of the relevant facts and circumstances, it is our opinion that the final outcome of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Warranties - We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2011 and 2010, we have accrued $14.9 million and $14.4 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$15,459	$13,823	$12,153	$10,476
Liabilities accrued for current year sales	17,085	14,757	49,422	39,361
Settlements of warranty claims	(17,635)	(14,179)	(46,666)	(35,436)
Balance, end of period	$14,909	$14,401	$14,909	$14,401

Note 15. Subsequent Event

On October 25, 2011, we acquired all of the capital stock of Forecast Trading Corporation (“Forecast”) for approximately $44 million in cash funded by our revolving credit facility.  Forecast has distribution facilities in Ft. Lauderdale, Florida and distributes a range of engine management products including ignition coils, ignition modules, switches and sensors, and filters.  Revenues generated from the acquired business were approximately $28 million for the year ended December 31, 2010.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our significant indebtedness; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket sector and the automotive sector generally; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives;  product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Index

Interim Results of Operations:

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Sales.  Consolidated net sales for the three months ended September 30, 2011 were $236.2 million, an increase of $8.7 million, or 3.8%, compared to $227.5 million in the same period of 2010.  Net sales increased primarily due to higher traditional and retail market sales in our Engine Management segment.  Revenues remained strong in the quarter as our customers have increased purchases to meet demand as consumers have continued to maintain their primary vehicles for a longer period of time.

The following table summarizes net sales by segment for the quarters ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2011
Net sales	$165,182	$68,148	$2,890	$236,220
Gross margins	43,834	17,343	3,311	64,488
Gross margin percentage	26.5%	25.4%	–	27.3%

2010
Net sales	$153,577	$71,774	$2,189	$227,540
Gross margins	39,785	17,157	3,072	60,014
Gross margin percentage	25.9%	23.9%	–	26.4%

Engine Management’s net sales increased $11.6 million, or 7.6%, to $165.2 million for the third quarter of 2011.  The sales growth was driven primarily by stronger sales in the traditional and retail markets compared to the prior period.  In addition, incremental sales of $2.2 million from our acquisition of the Engine Controls business of BLD Products, Ltd., which began shipping in May 2011, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales decreased $3.6 million, or 5%, to $68.1 million for the third quarter of 2011. The decrease in net sales as compared to the prior year resulted primarily from the timing of purchases made by both our retail and traditional customers, as customers in these markets purchased significantly higher volumes in the first six months of 2011 as compared to the first six months of 2010.

Gross margins.  Gross margins, as a percentage of consolidated net sales, increased to 27.3% in the third quarter of 2011, compared to 26.4% in the third quarter of 2010.  The increase resulted from improvements in margins in Engine Management of 0.6 percentage points and in Temperature Control of 1.5 percentage points.  The Engine Management gross margin percentage was positively impacted by higher sales volumes including $2.2 million of incremental sales related to the acquisition of the BLD Engine Controls business which began shipping in May 2011.  The gross margin percentage increase in Temperature Control compared to the prior year was primarily the result of a higher mix of compressor production volumes from our low cost manufacturing facility in Reynosa, Mexico.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $0.3 million to $41.7 million or 17.6% of consolidated net sales, in the third quarter of 2011, as compared to $42 million or 18.5% of consolidated net sales in the third quarter of 2010.  Lower selling, marketing and distribution expenses more than offset the $0.5 million increase in expenses related to the sale of receivables and increases in general and administrative expenses.

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $0.3 million in the third quarter of 2011, compared to $1.4 million in the third quarter of 2010.  The 2011 expense related primarily to employee severance at our Grapevine, Texas facility, and employee severance and integration costs related to the acquisition of the Engine Controls business of BLD Products, Ltd.  The 2010 expense related primarily to severance and lease termination costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities.

Index

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at June 30, 2011	$3,165	$305	$702	$4,172
Restructuring and integration costs:
Amounts provided for during 2011	122	153	--	275
Cash payments	(232)	(38)	(98)	(368)
Exit activity liability at September 30, 2011	$3,055	$420	$604	$4,079

Other income, net. Other income, net decreased to $0.3 million in the third quarter of 2011 compared to $1.4 million in the same period in 2010.  During 2011 and 2010, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  In addition, in the third quarter of 2010, we recorded a $1.5 million gain on the sale our Reno, Nevada distribution facility and a $0.2 million loss on the disposal of equipment.

Operating income.  Operating income was $22.8 million in the third quarter of 2011, compared to $18.1 million in the third quarter of 2010.  The increase of $4.7 million was due to higher sales volumes, the increase in gross margins as a percentage of net sales, and lower restructuring and integration expenses and SG&A expenses.

Interest expense.  Interest expense decreased by $1.1 million in the third quarter of 2011 compared to the same period in 2010 as average borrowings declined $34.8 million.  This decrease includes the impact of the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures and the July 2010 prepayment of the remaining $5.1 million outstanding principal amount of the 15% unsecured promissory notes.

Income tax provision.  The income tax provision in the third quarter of 2011 was $8.2 million at an effective tax rate of 36.7% compared to $5.4 million at an effective tax rate of 32.9% for the same period in 2010.  The effective tax rate in the third quarter of 2011 and 2010 was favorably impacted by the reversal of previously established reserves of $0.5 million and $1.1 million, respectively, related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2007 and prior tax years.  For further information, see Accounting for Income Taxes in the Summary of Significant Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss from discontinued operation.  Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2011 and 2010 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the third quarters of 2011 and 2010, we recorded a loss of $1.1 million and $1.4 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2011 and 2010 reflects a $1.3 million and $1.8 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2011 and 2010 actuarial studies, as well as legal fees incurred in litigation.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Sales.  Consolidated net sales for the nine months ended September 30, 2011 were $700.5 million, an increase of $62.5 million, or 9.8%, compared to $637.9 million in the same period of 2010.  Net sales increased primarily due to higher traditional and retail market sales in both our Engine Management and Temperature Control segments.  Revenues remained strong as our customers have increased purchases to meet demand as consumers have continued to maintain their primary vehicles for a longer period of time.

The following table summarizes net sales and gross margins by segment for the nine months ended September 30, 2011 and 2010, respectively:

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2011
Net sales	$489,305	$201,942	$9,208	$700,455
Gross margins	123,850	47,269	9,694	180,813
Gross margin percentage	25.3%	23.4%	–	25.8%

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2010
Net sales	$443,489	$185,714	$8,736	$637,939
Gross margins	110,407	43,117	8,697	162,221
Gross margin percentage	24.9%	23.2%	–	25.4%

Engine Management’s net sales increased $45.8 million, or 10.3%, to $489.3 million for the first nine months of 2011.  Engine Management’s revenue growth was driven by overall strong demand for our products across all market channels.  In addition, incremental sales of $4.3 million from our acquisition of the Engine Controls business of BLD Products, Ltd., which began shipping in May 2011, contributed to the increase in our traditional sales volumes.

Temperature Control’s net sales increased $16.2 million, or 8.7%, to $201.9 million for the first nine months of 2011.  The increase in sales was primarily from traditional and retail channels due to warm weather trends.

Gross margins.  Gross margins, as a percentage of consolidated net sales, for the nine months ended September 30, 2011 increased to 25.8% compared to 25.4% the same period of 2010.  The increase resulted from a 0.4 percentage point increase in Engine Management margins and a 0.2 percentage point increase in Temperature Control margins.  The increase in the Engine Management margins was the result of a higher sales volumes and improving fixed overhead absorption resulting from increased production.  The gross margin percentage increase in Temperature Control compared to the prior year was primarily the result of a higher mix of compressor production volumes from our low cost manufacturing facility in Reynosa, Mexico.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) increased by $1.9 million to $122.3 million or 17.5% of consolidated net sales, in the nine months ended September 30, 2011, as compared to $120.5 million or 18.9% of consolidated net sales in like period of 2010.  The increase in SG&A expenses is due primarily to sales volume related increases to selling, marketing and distribution expenses and a $1.7 million increase in expenses related to the sale of receivables partially offset by a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

Index

Restructuring and integration expenses.  Restructuring and integration expenses decreased to $0.7 million for the nine months ended September 30, 2011, compared to $3.4 million in the same period of 2010.  The 2011 expense related primarily to employee severance and integration costs related to the acquisition of the Engine Controls business of BLD Products, Ltd. and integration expenses related to the wire and cable business.  The 2010 expense related primarily to severance and lease termination costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities and a charge related to the closure of our Long Island City building.

Other income, net. Other income, net decreased to $0.8 million for the nine months ended September 30, 2011 compared to $2.0 million for the same period in 2010.  During 2011 and 2010, we recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  In addition, in the first nine months of 2010, we recorded a $1.5 million gain on the sale our Reno, Nevada distribution facility, a $0.2 million gain on the sale of vacant land at one of our locations in the U.K. and a $0.4 million loss on the disposal of equipment.

Operating income.  Operating income was $58.5 million in the first nine months of 2011, compared to $40.3 million in 2010. The increase of $18.2 million was due primarily to stronger traditional and retail market sales within our Engine Management and Temperature Control segments, the increase in gross margins as a percentage of net sales, lower restructuring and integration expenses, and the $3.6 million curtailment gain recorded as a result of our postretirement plan amendments offset, in part, by sales volume related increases to selling, marketing and distribution expenses.

Interest expense.  Interest expense decreased by $2.5 million to $3.2 million in the nine months ended September 30, 2011, compared to $5.7 million in the same period in 2010 as average borrowings declined $25.3 million.  This decrease includes the impact of the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures and the July 2010 prepayment of the remaining $5.1 million outstanding principal amount of the 15% unsecured promissory notes.

Income tax provision.  The income tax provision in the nine months ended September 30, 2011 was $21.2 million at an effective tax rate of 37.9%, compared to $13 million and an effective tax rate of 37.2% for the same period in 2010.  The effective tax rate in the first nine months of 2011 and 2010 was favorably impacted by the reversal of previously established reserves of $0.5 million and $1.1 million, respectively, related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2007 and prior tax years.  For further information, see Accounting for Income Taxes in the Summary of Significant Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss from discontinued operation.  Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2011 and 2010 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the nine months ended September 30, 2011 and 2010, we recorded a loss of $1.7 million and $2.3 million from discontinued operations, respectively.  The loss from discontinued operations for the nine months ended 2011 and 2010 reflects a $1.3 million and $1.8 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2011 and 2010 actuarial studies, as well as legal fees incurred in litigation.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2010 and September 30, 2011 and activity for the nine months ended September 30, 2011 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	239	504	743
Non-cash usage, including asset write-downs	--	(343)	(343)
Cash payments	(4,402)	(574)	(4,976)
Exit activity liability at September 30, 2011	$2,057	$2,022	$4,079

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2015.  Of the original restructuring charge of $8 million, we have $1.7 million remaining as of September 30, 2011 that is expected to be paid in the amounts of $0.4 million in 2011, $0.5 million in 2012 and $0.8 million for the period 2013-2015.

Activity, by segment, for the nine months ended September 30, 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	--	--	--	--
Cash payments	(167)	(54)	(311)	(532)
Exit activity liability at September 30, 2011	$803	$267	$604	$1,674

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

Index

Activity for the nine months ended September 30, 2011 related to our overhead cost reduction program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	194	309	503
Non-cash usage, including asset write-downs	--	(343)	(343)
Cash payments	(804)	(284)	(1,088)
Exit activity liability at September 30, 2011	$243	$368	$611

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of September 30, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.7 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we incurred a withdrawal liability from a multi-employer plan.  The pension plan withdrawal liability is related to trust asset under-performance in a plan that covers our former UAW employees at the Long Island City facility and was payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  In June 2011, we agreed to settle our pension withdrawal liability for $2.8 million and recorded a gain of $0.3 million in connection with the settlement.

Activity for the nine months ended September 30, 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	(225)	70	(155)
Cash payments	(2,877)	(165)	(3,042)
Exit activity liability at September 30, 2011	$59	$1,654	$1,713

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

Index

Activity for the nine months ended September 30, 2011 related to the engine controls relocation program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$--	$--	$--
Integration costs:
Amounts provided for during 2011	270	125	395
Cash payments	(189)	(125)	(314)
Exit activity liability at September 30, 2011	$81	$--	$81

Integration activity, by segment, for the nine months ended September 30, 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Total
Exit activity liability at December 31, 2010	$5,580	$869	$6,449
Integration costs:
Amounts provided for during 2011	626	117	743
Non-cash usage, including asset write-downs	(343)	--	(343)
Cash payments	(3,611)	(833)	(4,444)
Exit activity liability at September 30, 2011	$2,252	$153	$2,405

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2011, cash provided by operations amounted to $57.3 million compared to $4.9 million in the same period of 2010.  The year-over-year increase in cash provided by operations is primarily the result of the increase in net earnings reflecting higher sales volumes, the decrease in inventory levels and the increased impact of our factoring program on our accounts receivables.

Investing Activities.  Cash used in investing activities was $31 million in the first nine months of 2011, compared to $7.6 million in the first nine months of 2010.  Investing activities in 2011 included a cash payment of $27 million related to the acquisition of the Engine Controls business of BLD Products, Ltd., cash receipts of $1.3 million related to the note issued in connection with the sale of our European distribution business in 2009, and cash receipts of $1.3 million related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships.

Investing activities in 2010 included cash receipts of $1 million related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships, cash receipts of $2.6 million from the sale of our Wilson, North Carolina building, our Reno Nevada building and the sale of the vacant land at one of our locations in the U.K.  In addition, investing activities in 2010 included a $2 million payment related to the acquisition of certain products lines by our Temperature Control Segment.  Capital expenditures in the first nine months of 2011 were $6.7 million compared to $9.1 million in the comparable period last year.

Financing Activities.  Cash used in financing activities was $22.2 million in the first nine months of 2011, compared to cash provided by financing activities of $5.1 million in the same period of 2010.  The excess of cash provided by operations over cash used in investing activities in the first nine months of 2011 was used to pay down borrowings under our revolving credit facility and to pay at maturity the principal balance of $12.3 million of our 15% convertible subordinated debentures and to purchase $3.3 million of treasury stock pursuant to our $5 million stock repurchase program.  Dividends of $4.8 million and $3.4 million were paid in the first nine months of 2011 and 2010, respectively.

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  This restated credit agreement replaces our prior credit facility with General Electric Capital Corporation.  The restated credit agreement (as amended in September 2011) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2015.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Index

In September 2011, we amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2015, (2) to reduce the margin added to the LIBOR rate to 1.75% - 2.25%, (3) to reduce the margin added to the index rate to 0.75% - 1.25% and (4) to provide us with greater flexibility regarding permitted acquisitions and stock repurchases.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $121 million available for us to borrow pursuant to the formula at September 30, 2011.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $41.8 million and $52.9 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the weighted average interest rate on our restated credit agreement was 2.1%, which consisted of $40 million in direct borrowings at 2% and an index loan of $1.8 million at 4%.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million at 3.1% and an index loan of $0.9 million at 4.5%.  During the nine months ended September 30, 2011 our average daily index loan balance was $5.4 million compared to $7.7 million for the nine months ended September 30, 2010 and $7.1 million for the year ended December 31, 2010.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2011, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Index

During 2010 and 2009, we entered into capital lease obligations related to certain equipment for use in our operations of $0.2 million and $0.4 million, respectively.  As of September 30, 2011, our remaining capital lease obligations totaled $0.3 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  During the three months and nine months ended September 30, 2011, we purchased 256,499 shares of our common stock under the program at a total cost of $3.3 million.  In October 2011, we purchased an additional 65,751 shares of our common stock at a total cost of $0.8 million, leaving approximately $0.9 million available for future stock repurchases under the program.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $159 million and $449.7 million of receivables during the three months and nine months ended September 30, 2011, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $2.3 million and $6.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2011, respectively, and $1.8 million and $4.8 million for the comparable periods in 2010.

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

Index

The following table summarizes our contractual commitments as of September 30, 2011 and expiration dates of commitments through 2020:

(in thousands)	2011	2012	2013	2014	2015	2016- 2020	Total

Lease obligations	$1,892	$7,404	$6,448	$5,333	$4,938	$5,738	$31,753
Postretirement and pension benefits	351	1,161	1,196	1,228	6,869	2,426	13,231
Severance payments related to restructuring and integration	560	709	439	234	54	61	2,057
Total commitments	$2,803	$9,274	$8,083	$6,795	$11,861	$8,225	$47,041

Indebtness under our revolving credit facilities of $41.8 million as of September 30, 2011 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. At September 30, 2011, the allowance for sales returns was $32.6 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2011, the allowance for doubtful accounts and for discounts was $7 million.

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

At September 30, 2011, we had a valuation allowance of $29.4 million, due to uncertainties related to our ability to utilize some of our deferred tax assets. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  During 2009 and 2010 we experienced positive earnings trends which resulted in cumulative taxable income in the U.S. for the year ended December 31, 2010.  The first nine months of 2011 has continued with positive earnings.  If such earnings trends and our tax position continue, and based upon current expectations for future income in the U.S., we are likely to realize the benefits of a significant portion of our net U.S. deferred tax assets in the near term, perhaps as early as the fourth quarter of 2011.  We would realize this non-cash benefit through a reduction in our deferred tax valuation allowance, which would primarily be reflected in the tax provision and would benefit net income in the period of such reduction.

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

Valuation of Long-Lived and Intangible Assets and Goodwill. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, patents and customer relationships.  The fair values of these intangible assets are estimated based on our assessment.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

Asbestos Reserve. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2011 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.5 million to $66.5 million for the period through 2059. As a result, in September 2011 an incremental $1.3 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $27.5 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $26.2 million to $63 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a gain or loss from discontinued operation.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to agreements with insurance carriers for certain asbestos-related claims.

Other Loss Reserves. We have other loss exposures, for such matters as product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment of risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss.

Index

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

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us is January 1, 2012.  Early adoption is permitted.  We will consider this new standard when conducting our annual impairment test of goodwill.

In December 2010, the FASB issued ASU 2010-28, which updated ASC 350, Intangibles – Goodwill and Other.  Pursuant to ASC 350, goodwill is tested for impairment using a two-step approach.  Initially, the fair value of a reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; a second step of comparing the carrying amount to its implied fair value is required, as this is an indication that the reporting unit goodwill may be impaired.  The new standard sets forth a requirement that the second step test must be performed in circumstances where a reporting unit has a zero or negative carrying amount and there are qualitative factors which indicate that it is more likely than not that an impairment exists.  The new standard is effective for annual reporting periods beginning after December 15, 2010, which for us was January 1, 2011.  Currently, none of our reporting units have a zero or negative carrying amount.  As a result, the adoption of this standard will not have an immediate impact on the manner in which we conduct our impairment testing.

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

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2011, we do not have any derivative financial instruments.

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the British Pound, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar. As of September 30, 2011 and December 31, 2010, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.2% and 80.6% at September 30, 2011 and December 31, 2010, respectively.

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

(b)           Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2011, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2011, 2,095 cases were outstanding for which we may be responsible for any related liabilities.  In the second quarter of 2011, we increased the number of outstanding cases to unbundle previously outstanding consolidated cases.  Since inception in September 2001 through September 30, 2011, the amounts paid for settled claims are approximately $11.9 million.  In September 2007, we entered into an agreement with an insurance carrier to provide us with limited insurance coverage for the defense and indemnity costs associated with certain asbestos-related claims. We submitted various asbestos-related claims for coverage under this agreement, receiving approximately $2.9 million in reimbursement for settlement claims and defense costs, and this agreement has now expired.  In addition, in May 2010 we entered into an agreement with an excess insurance carrier to provide us with limited insurance coverage for defense and indemnity costs associated with asbestos-related claims. We have submitted claims to this carrier and have received $0.8 million in reimbursement for settlement claims and defense costs.

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

The most recent actuarial study was performed as of August 31, 2011.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.5 million to $66.5 million for the period through 2059.  The change from the prior year study was a $1.8 million increase for the low end of the range and a $0.4 million decrease for the high end of the range.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  Accordingly, an incremental $1.3 million provision in our discontinued operation was added to the asbestos accrual in September 2011 increasing the reserve to approximately $27.5 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $26.2 million to $63 million during the same period.

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

Index

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages.  In August 2005, we filed a motion to dismiss the complaint, following which the plaintiff filed an amended complaint dropping, among other things, all claims under the Sherman Act. The remaining claims allege violations of the Robinson-Patman Act.  Motions to dismiss those claims were filed by us in February 2006. Plaintiff filed opposition to our motions, and we subsequently filed replies in June 2006.  Oral arguments were originally scheduled for September 2006, however the court adjourned these proceedings until a later date to be determined. Subsequently, the judge initially assigned to the case recused himself, and a new judge has been assigned before whom further preliminary proceedings have been held culminating in a decision and order dated September 16, 2010 granting the motion to dismiss and, in view of an intervening change in pleading standards, deferring decision on whether to grant plaintiff leave to amend to allow an opportunity to propose curative amendments. On October 18, 2010, the plaintiff filed an amended complaint changing certain alleged claims relating to the Robinson-Patman Act.  By Order dated October 26, 2010, the court directed that the Third Amended Complaint be deemed withdrawn and gave plaintiffs until November 9, 2010 to file a motion for leave to amend identifying the curative amendments to the Second Amended Complaint setting forth why the amendments accord with the rules.  The motion was timely filed, opposed on December 9, 2010, which opposition was replied to on December 24, 2010.  On September 29, 2011, the court dismissed the complaint with prejudice, and on October 27, 2011 the plaintiff filed an appeal.  We believe that we have meritorious defenses to the plaintiff’s claims and will continue to vigorously oppose this lawsuit.

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

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs

July 1-31, 2011	—	—	—	—
August 1-31, 2011	—	—	—	—
September 1-30, 2011	256,499	$12.81	256,499	$1,715,400	(2)
Total	256,499	$12.81	256,499	$1,715,400	(2)

(1)	All shares were purchased through the publicly announced stock repurchase program in open-market transactions.

(2)
In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  At September 30, 2011, approximately $1.7 million remained available for future stock repurchases.  In October 2011, we purchased an additional 65,751 shares of our common stock at a total cost of $0.8 million, leaving approximately $0.9 million available for future repurchases under the program.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: November 3, 2011	/s/ James J. Burke
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