Form 10-K
period 2011-12-31
STANDARD MOTOR PRODUCTS INC
filed 2012-03-09
CIK 93389

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2011 (the last business day of registrant’s most recently completed second fiscal quarter) of $15.23 per share held by non-affiliates of the registrant was $289,948,239.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 29, 2012, there were 22,834,994 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 17, 2012.

STANDARD MOTOR PRODUCTS, INC.

Index

PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our significant indebtedness; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket sector and the automotive sector generally; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives;  product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation and Pep Boys. Our customers also include national program distribution groups, such as Federated Auto Parts, Inc., All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmartTM, OEM®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial® and Hayden® and through private labels, such as CARQUEST®, O’Reilly Import Direct® and Master Pro®, NAPA® Echlin®, NAPA® Temp Products and NAPA® Belden®.

Index

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses.  We are one of the leading independent manufacturers serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding customer service.

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

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost-effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management;
•	relocating manufacturing to our low-cost off-shore plants;

Index

•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia;
•	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock and expand our product lines through potential acquisitions.

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

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new and modified environmental regulations;
•	increase in pricing of new cars;
•	economic and financial market conditions;
•	new car quality and related warranties; and
•	change in average fuel prices.

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

Index

Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2011. Our two major reportable operating segments are Engine Management and Temperature Control.

	Year Ended December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$523,984	59.9%	$478,578	59.0%	$420,083	57.2%
Wires and Cables	104,689	12.0%	98,755	12.2%	86,352	11.7%
Total Engine Management	628,673	71.9%	577,333	71.2%	506,435	68.9%

Temperature Control:
Compressors	123,785	14.1%	104,733	12.9%	89,125	12.1%
Other Climate Control Parts	109,938	12.6%	117,353	14.5%	107,604	14.7%
Total Temperature Control	233,723	26.7%	222,086	27.4%	196,729	26.8%

Europe:
Engine Management Parts	—	—%	—	—%	25,572	3.4%
Temperature Control Parts	—	—%	—	—%	1,174	0.2%
Total Europe	—	—%	—	—%	26,746	3.6%

All Other	12,229	1.4%	11,491	1.4%	5,514	0.7%

Total	$874,625	100%	$810,910	100%	$735,424	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2011.

	Year Ended December 31,
	2011		2010		2009
	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$56,261	$372,410	$43,410	$323,162	$26,927	$310,142
Temperature Control	17,699	97,656	13,096	92,732	6,855	79,066
Europe	—	—	—	—	(7,016)	—
All Other	(9,061)	80,656	(9,713)	76,907	(9,135)	95,251
Total	$64,899	$550,722	$46,793	$492,801	$17,631	$484,459

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products. We manufacture a full line of engine management replacement parts including, electronic ignition control modules, fuel injectors, ignition wires, voltage regulators, coils, switches, emission sensors, EGR valves, distributor caps and rotors and many other engine management components primarily under our brand names Standard®, BWD®, Intermotor®, OEM®, TechSmartTM and GP Sorensen®, and through private labels such as CARQUEST®, O’Reilly Import Direct® and Master Pro®, NAPA® Echlin® and NAPA® Belden®. We are a basic manufacturer of many of the engine management parts we market. In 2011, we expanded our engine management product lines through two strategic acquisitions. In April 2011, we acquired the Engine Controls business of BLD Products, Ltd., which manufactured a range of products including fuel pressure regulators, air by-pass valves, idle air control valves and PCV valves. In October 2011, we acquired all of the capital stock of Forecast Trading Corporation, which distributes a range of engine management products including ignition coils, ignition modules, switches and sensors, and filters. In addition, our strategy includes sourcing certain products from low cost countries such as those in Asia. In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 60% of our consolidated net sales in 2011, 59% of our consolidated net sales in 2010 and 57% of our consolidated net sales in 2009.

Index

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

Wire and Cable Products. Wire and cable parts accounted for approximately 12% of our consolidated net sales in 2011, 2010 and 2009. These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered ignition wires and battery cables under premium brands, which capitalize on the market’s awareness of the importance of quality, along with “value” priced brands for older vehicle applications. We extrude high voltage wire for use in our ignition wire sets. This vertical integration of this critical component offers us the ability to achieve lower costs and a controlled source of supply and quality. In addition, in 2009, we supplemented our wire and cable business by acquiring the Belden® wire and cable product line from Federal-Mogul Corporation.

Temperature Control Segment

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons®, EVERCO®, ACi®, Hayden®, Factory Air® and Imperial® and through private labels such as CARQUEST®, NAPA® Temp Products and Murray®. The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors, motor/regulator assemblies and windshield washer pumps. Our temperature control products accounted for approximately 27% of our consolidated net sales in 2011, 2010 and 2009.

Due to increasing offshore competitive price pressure, our Temperature Control business made several changes within its manufacturing portfolio. We have outsourced the manufacturing of several major product groups to low cost areas such as those in Asia, and have consolidated excess manufacturing facilities. In addition, we continue to increase production of remanufactured and new AC compressors in our facility in Reynosa, Mexico.

Index

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

European Segment

Our European Segment was conducted through our wholly-owned subsidiary, Standard Motor Products Holdings Limited located in Nottingham, England until we sold the distribution business in November 2009.  Pursuant to the sale, we retained our manufacturing operation in Poland.  Prior to the divestiture, we distributed a broad line of engine management products primarily to customers in Europe under brand names such as Intermotor®, Kerr NelsonTM, LemarkTM and Blue Streak® and through private labels such as Lucas®.  Our European Segment accounted for approximately 4% of our consolidated net sales in 2009.

Financial Information about Our Foreign and Domestic Operations and Export Sales

We sell our line of products primarily in the United States, with additional sales in Canada, Europe, Asia and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$791,625	$723,628	$635,977
Canada	52,497	51,515	48,896
Europe	9,496	8,296	29,984
Other foreign	21,007	27,471	20,567
Total	$874,625	$810,910	$735,424

The table below shows our long-lived assets by geographic area for the three years ended December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$125,189	$81,485	$85,083
Canada	1,626	1,782	1,892
Europe	2,322	2,314	2,102
Other foreign	3,661	1,168	1,626
Total	$132,798	$86,749	$90,703

Sales and Distribution

In the traditional distribution channel, we sell our products to warehouse distributors, who supply auto parts jobber stores, who in turn sell to professional technicians and to “do-it-yourselfers” who perform automotive repairs themselves. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores. In the retail distribution channel, customers buy directly from us and sell directly to technicians and “do-it-yourselfers” through their own stores. Retailers are also consolidating with other retailers and have begun to focus on the commercial market adding additional competition in the “do-it-for-me” business segment targeting the professional technician.

Index

As automotive parts grow more complex, “do-it-yourselfers” are less likely to service their own vehicles and may become more reliant on dealers and technicians. In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles. The products available through the dealers are purchased through the original equipment service (“OES”) network. Traditionally, the parts manufacturers of OEMs have supplied a majority of the OES network. However, certain parts manufacturers have become independent and are no longer affiliated with OEMs. In addition, many Tier 1 OEM suppliers are disinterested in providing service parts requirements for up to 15 years after the OE model has gone out of production. As a result of these factors, there are additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

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

We generate demand for our products by directing a significant portion of our sales effort to our customers’ customers (i.e., jobber stores and professional technicians). We also conduct instructional clinics, which teach over 50,000 technicians annually how to diagnose and repair complex systems related to our products. To help our sales people to be teachers and trainers, we focus our recruitment efforts on candidates who already have strong technical backgrounds as well as sales experience.

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

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  In 2011, our consolidated net sales to our major market channels consisted of $373.5 million to our traditional customers, $352.9 million to our retail customers, $81 million to our OE/OES customers, and $67.2 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for approximately 63% of our consolidated net sales in 2011, 60% of our consolidated net sales in 2010, and 55% of our consolidated net sales in 2009.  During 2011, three of our customers (NAPA Auto Parts, Advance Auto Parts, Inc. and O’Reilly Automotive, Inc.) each accounted for more than 10% of our consolidated net sales and, in the aggregate, accounted for approximately 52% of our consolidated net sales.

Index

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

In the Engine Management business, we are one of the leading independent manufacturers in the United States. Our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc.

Our Temperature Control business is one of the leading independent manufacturers and distributors of a full line of temperature control products in North America and other geographic areas. ACDelco, Delphi Automotive PLC, Denso Corporation, Sanden International, Inc., Continental AG, Vista-Pro Automotive, LLC and several privately-owned companies are some of our key competitors in this market.

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

Index

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

Index

Employees

As of December 31, 2011, we employed approximately 3,400 people, with 2,100 people in the United States and 1,300 people in Mexico, Canada, Europe and Hong Kong. Of the 3,400 people employed, approximately 1,500 are production employees. We operate primarily in non-union facilities and have binding labor agreements with employees at other unionized facilities. We have approximately 70 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2015.  We also have union relationships in Mexico with agreements negotiated at various intervals. The current union agreements in Mexico cover 756 employees and expire in January 2014.

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

Index

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

Our five largest individual customers, including members of a marketing group, accounted for approximately 63% of our consolidated net sales in 2011, 60% of our consolidated net sales in 2010, and 55% of our consolidated net sales in 2009.  During 2011, three of our customers (NAPA Auto Parts, Advance Auto Parts, Inc. and O’Reilly Automotive, Inc.) each accounted for more than 10% of our consolidated net sales and, in the aggregate, accounted for approximately 52% of our consolidated net sales.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc. In the Temperature Control Segment, we compete with ACDelco, Delphi Automotive PLC, Denso Corporation, Sanden International, Inc., Continental AG, Vista-Pro Automotive, LLC and several privately-owned companies. In addition, automobile manufacturers supply many of the replacement parts we sell.

Index

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

Index

Our operations would be materially and adversely affected if we are unable to purchase raw materials, manufactured components or equipment from our suppliers.

Because we purchase various types of raw materials, finished goods, equipment, and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected.  This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products.  The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers.  Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability of raw materials, destruction of their facilities or work stoppages.  In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.  Our efforts to protect against and to minimize these risks may not always be effective.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense of such claims.

Index

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2011. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.5 million to $66.5 million for the period through 2059.  The change from the prior year study was a $1.8 million increase for the low end of the range and a $0.4 million decrease for the high end of the range.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  Accordingly, an incremental $1.3 million provision in our discontinued operation was added to the asbestos accrual in September 2011 increasing the reserve to approximately $27.5 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $26.2 million to $63 million during the same period.

At December 31, 2011, approximately 2,080 cases were outstanding for which we may be held responsible for any related liabilities. In the second quarter of 2011, we increased the number of outstanding cases to unbundle previously outstanding consolidated cases.  Since inception in September 2001 through December 31, 2011, the amounts paid for settled claims are approximately $12.2 million. A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

Severe weather conditions and natural disasters, such as hurricanes, floods and tornados, could damage our properties and effect our operations, particularly our major distribution centers in Virginia, Texas, and Kansas. In addition, our business and operations could be materially adversely affected in the event of other serious disruptions at these facilities due to fire, electrical blackouts, power losses, telecommunications failures, terrorist attack or similar events.  Any of these occurrences could impair our ability to adequately supply our customers due to all or a significant portion of our inventory being damaged. We may not be able to effectively shift the delivery of products to our customers if one or more of our distribution centers are significantly disrupted.

Index

We may not be able to achieve the cost savings that we expect from the restructuring of our operations.

We are implementing a number of cost savings programs.  Although we expect to realize cost savings as a result of our restructuring plans, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect.  We are continuing to rationalize certain manufacturing operations in order to alleviate redundant capacity and reduce our cost structure.  This restructuring will involve moving some U.S. production to Mexico and increasing production in Poland.  Our ability to achieve these cost savings could be affected by a number of factors.  Changes in the amount, timing and character of charges related to restructuring, failure to complete or a substantial delay in completing the restructuring and planned divestitures, or receipt of lower proceeds from such divestitures than currently is anticipated, could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

Risks Related to Liquidity

Our significant indebtedness could negatively affect our financial health.

We have a significant amount of indebtedness. As of December 31, 2011, our total outstanding indebtedness was $73.3 million. We have an existing revolving bank credit facility of $200 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2011, we had $73 million of outstanding indebtedness and approximately $83 million of availability under this revolving credit facility. Our significant indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing or borrow additional funds;
•	limit our ability to pay future dividends;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
require that a significant portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of funding working capital, capital expenditures, acquisitions or other general corporate purposes; and

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

Index

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have entered in to factoring arrangements with financial institutions to sell certain of our customers’ trade accounts receivable without recourse.  If we do not enter into these factoring arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables.  In addition, if any of the financial institutions with which we have factoring arrangements experience financial difficulties or otherwise terminate our factoring arrangements, we may experience material and adverse economic losses due to the loss of such factoring arrangements and the impact of such loss on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows. The utility of our factoring arrangements also depends upon the LIBOR rate, as it is a component of the discount rate applicable to each arrangement. If the LIBOR rate increases such that the cost of factoring becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such factoring arrangements, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Risks Related to External Factors

Our results of operations and financial condition may be adversely affected by global economic and financial market conditions.

Current global economic and financial markets conditions, including severe disruptions in the credit markets, the potential for a significant and prolonged global economic recession, and a global increase in commodity prices, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with whom we do business.  For example, end users may put off discretionary repairs or, as a result of increases in average fuel prices, drive less miles thereby resulting in less need for our products.  Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Index

We conduct our manufacturing and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States.

We have manufacturing and distribution facilities in many countries, including Canada, Poland and Mexico, and increasing our manufacturing footprint in low cost countries is an important element of our strategy. There are a number of risks associated with doing business internationally, including: (a) exposure to local economic and political conditions; (b) social unrest such as risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) export and import restrictions; and (e) the potential for shortages of trained labor.  In particular, there has been social unrest in Mexico and any increased violence in or around our manufacturing facilities in Mexico could impact our business by disrupting our supply chain, the delivery of products to customers and the reluctance of our customers to visit our Mexican facilities.  In addition, the increased violence in or around our manufacturing facilities in Mexico could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at our Mexican facilities.  The likelihood of such occurrences and their potential effect on us is unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing testing for potential environmental remediation, and our reserve balance related to the environmental clean-up at this facility is $1.7 million at December 31, 2011.  The testing and any environmental remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

Index

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

Index

ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2011.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Ocala	FL	Manufacturing (Ignition)	20,000	Owned
Orlando	FL	Manufacturing (Ignition)	50,640	2017
Ft. Lauderdale	FL	Distribution	23,256	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,070	Owned
Edwardsville	KS	Distribution (Wire)	363,450	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	74,755	2018
Greenville	SC	Manufacturing (Ignition)	184,500	Owned
Disputanta	VA	Distribution (Ignition)	411,000	Owned
Reynosa	Mexico	Manufacturing (Wire)	100,000	2014
Reynosa	Mexico	Manufacturing (Ignition)	153,000	2013

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2016
Grapevine	TX	Manufacturing	180,000	Owned
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Remanufacturing (Compressors)	81,967	2013
Reynosa	Mexico	Manufacturing	45,000	2014

		Europe

Bialystok	Poland	Manufacturing (Ignition)	31,000	2012

		Other

Mississauga	Canada	Administration and Distribution (Ignition, Wire, Temperature Control)	128,400	2016
Irving	TX	Training Center	13,400	2013

		Available For Sale

Nottingham	England	Vacant Land		Owned

The real property that we own in Indiana, Kansas, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility.

Index

ITEM 3.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated financial statements. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2011, approximately 2,080 cases were outstanding for which we may be held responsible for any related liabilities.  In the second quarter of 2011, we increased the number of outstanding cases to unbundle previously outstanding consolidated cases.  Since inception in September 2001 through December 31, 2011, the amounts paid for settled claims are approximately $12.2 million. We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims. Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs.  See Note 19 of the notes to consolidated financial statements for further discussion.

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages.  Various motions, including motions to dismiss, counter motions and amended pleadings, were filed over the years by the parties.  On September 29, 2011, the court dismissed the complaint with prejudice, and on October 27, 2011 the plaintiff filed an appeal, which is pending.  We believe that we have meritorious defenses to the plaintiff’s claims and will continue to vigorously oppose this lawsuit.

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

Index

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the NYSE and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2011
First Quarter	$14.39	$10.87	$0.07
Second Quarter	15.56	12.34	0.07
Third Quarter	16.34	10.25	0.07
Fourth Quarter	20.87	12.06	0.07

Fiscal Year ended December 31, 2010
First Quarter	$11.26	$7.00	$0.05
Second Quarter	11.70	7.03	0.05
Third Quarter	10.73	7.38	0.05
Fourth Quarter	14.25	10.06	0.05

The last reported sale price of our common stock on the NYSE on February 29, 2012 was $22.72 per share. As of February 29, 2012, there were 488 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our current practice is to pay dividends on a quarterly basis.  In January 2012, our Board voted to increase our quarterly dividend to a rate of $0.09 per share per quarter.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2011.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For a discussion of our stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2011	65,751	$12.96	65,751	$863,556
November 1-30, 2011	—	—	—	863,556
December 1-31, 2011	—	—	—	863,556
Totals	65,751	$12.96	65,751	$863,556

(1)
In August 2011, we announced that our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  All shares were purchased through the publicly announced stock repurchase program in open-market transactions.

(2)	At December 31, 2011, approximately $0.9 million remained available for future stock repurchases under the program.

Index

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2006 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2006	100	100	100
2007	56	105	121
2008	26	66	57
2009	63	84	89
2010	104	97	139
2011	155	99	121

* Source: Standard & Poor’s

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2011. This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this
Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$874,625	$810,910	$735,424	$775,241	$790,185
Gross profit	229,147	207,606	177,224	184,156	202,275
Goodwill and intangible asset impairment charges (1) (2)	—	—	—	(39,387)	—
Operating income (loss)	64,899	46,793	17,631	(16,837)	24,208
Earnings (loss) from continuing operations	64,327	24,700	5,906	(21,098)	5,431
Loss from discontinued operations, net of tax	(1,926)	(2,740)	(2,423)	(1,796)	(3,156)
Net earnings (loss) (3) (4)	62,401	21,960	3,483	(22,894)	2,275

Per Share Data:

Earnings (loss) from continuing operations:
Basic	$2.82	$1.10	$0.31	$(1.14)	$0.29
Diluted	2.78	1.09	0.31	(1.14)	0.29
Earnings (loss) per common share:
Basic	2.74	0.97	0.18	(1.24)	0.12
Diluted	2.70	0.97	0.18	(1.24)	0.12
Cash dividends per common share	0.28	0.20	—	0.36	0.36

Other Data:

Depreciation and amortization	$14,145	$13,574	$14,354	$14,700	$15,181
Capital expenditures	11,037	10,806	7,174	10,500	13,995
Dividends	6,381	4,508	—	6,653	6,683

Balance Sheet Data (at period end):

Cash and cash equivalents	$10,871	$12,135	$10,618	$6,608	$13,261
Working capital	172,106	169,875	159,591	104,599	183,074
Total assets	550,722	492,801	484,459	575,027	678,092
Total debt	73,299	65,596	76,405	194,157	255,311
Long-term debt (excluding current portion)	190	307	17,908	273	90,534
Stockholders’ equity	271,953	209,883	193,878	163,545	188,364

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

Index

(2)
During 2008, we implemented a plan to transition products sold under a previously used trademark to our BWD® trade name.  In connection therewith, we recognized an impairment charge in the amount of $0.9 million.

(3)
We recorded an after tax gain (charge) of $(1.9) million, $(2.7) million, $(2.4) million, $(1.8) million, and $(3.2) million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.  Such costs were also separately disclosed in the Operating Activity section of the Consolidated Statements of Cash Flows for those same years.

(4)
In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  The remaining valuation allowance of $7.8 million as of December 31, 2011 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2011.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation and Pep Boys. Our customers also include national program distribution groups, such as Federated Auto Parts, Inc., All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmartTM, OEM®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial® and Hayden® and through private labels, such as CARQUEST®, O’Reilly Import Direct® and Master Pro®, NAPA® Echlin®, NAPA® Temp Products and NAPA® Belden®.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding customer service.

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

Index

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

•
Broaden Our Customer Base. Our goal is to increase our customer base by: (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers; and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•
Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost-effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management;
•	relocating manufacturing to our low-cost off-shore plants;
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia;
•	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•
Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock and expand our product lines through potential acquisitions.

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

Discounts, Allowances, and Incentives. In connection with our sales activities, we offer a variety of usual customer discounts, allowances and incentives.  First, we offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice.  Second, we offer pricing discounts based on volume and different product lines purchased from us.  These discounts are principally in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly.  Finally, rebates and discounts are provided to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided.  Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  We account for these discounts and allowances as a reduction to revenues, and record them when sales are recorded.

Index

Comparison of Fiscal Years 2011 and 2010

Sales.  Consolidated net sales for 2011 were $874.6 million, an increase of $63.7 million, or 7.9%, compared to $810.9 million in the same period of 2010. Net sales increased primarily due to higher traditional and retail market sales in both our Engine Management and Temperature Control segments.  Revenues remained strong as our customers have increased purchases to meet demand as consumers have continued to maintain their existing vehicles for a longer period of time.

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2011 and 2010, respectively:

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2011
Net sales	$628,673	$233,723	$12,229	$874,625
Gross margins	160,930	54,848	13,369	229,147
Gross margin percentage	25.6%	23.5%	—%	26.2%

2010
Net sales	$577,333	$222,086	$11,491	$810,910
Gross margins	144,090	51,293	12,223	207,606
Gross margin percentage	25.0%	23.1%	—%	25.6%

Engine Management’s net sales increased $51.3 million, or 8.9%, to $628.7 million for 2011.  Engine Management’s revenue growth was driven by overall strong demand for our products across all market channels including inventory increases on the part of several customers as they returned to more normalized stocking levels, particularly in the retail channel.  In addition, incremental sales from our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively, contributed $11.8 million in incremental sales in our traditional market.

Temperature Control’s net sales increased $11.6 million, or 5.2%, to $233.7 million for 2011.  The increase in sales was primarily from traditional and retail channels due to warm weather trends.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased by 0.6 percentage points to 26.2% in 2011 from 25.6% in 2010.  The increase resulted from a 0.6 percentage point increase in Engine Management margins and a 0.4 percentage point increase in Temperature Control margins.  The increase in the Engine Management margins was the result of higher sales volumes and improving fixed overhead absorption resulting from increased production.  Temperature Control’s gross margin increase resulted primarily from incremental new sales, a higher mix of compressor production volumes at our low cost manufacturing facility in Reynosa, Mexico and lower procurement costs.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) increased by $4.4 million to $163.8 million or 18.7% of consolidated net sales in 2011, as compared to $159.4 million or 19.7% of consolidated net sales in 2010.  The increase in SG&A expenses is due primarily to sales volume related increases to selling, marketing and distribution expenses and a $2 million increase in expenses related to the sale of receivables, partially offset by a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

Restructuring and Integration Expenses.  Restructuring and integration expenses decreased to $1.3 million in 2011 compared to $3.5 million in 2010.  The 2011 expense related primarily to employee severance and integration costs related to the acquisition of the Engine Controls business of BLD Products, Ltd. and integration expenses related to our continued movement of operations to our facilities in Mexico.  The 2010 expense related primarily to severance and lease termination costs incurred in connection with the announced closures of our Corona, California and Hong Kong, China manufacturing facilities and a charge related to the closure of our Long Island City, New York manufacturing facility.

Index

Other Income (Expense), Net.  Other income, net was $0.9 million in 2011 compared to $2.1 million for the year ended December 31, 2010.  During 2011 and 2010, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  In addition, during 2010, other income, net included a $1.5 million gain on the sale of our Reno, Nevada distribution property, a $0.1 million gain on the sale of vacant land at one of our locations in the U.K. and a $0.5 million loss on the disposal of equipment.

Operating Income.  Operating income was $64.9 million in 2011, compared to $46.8 million in 2010.  The increase of $18.1 million was due primarily to stronger traditional and retail market sales within our Engine Management and Temperature Control segments, the increase in gross margins as a percentage of net sales, lower restructuring and integration expenses, and the $3.6 million curtailment gain recorded as a result of our postretirement plan amendments offset, in part, by sales volume related increases to selling, marketing, and distribution expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $3.4 million in 2011 compared to $0.4 million for the year ended December 31, 2010.  During 2011, we sold our 50% equity ownership investment in a joint venture located in Europe, resulting in a pre-tax gain of $2.5 million.

Interest Expense. Interest expense decreased by $3.3 million to $3.8 million in 2011 compared to interest expense of $7.1 million in 2010 as average borrowings and interest rates declined year over year.  This decrease includes the impact of the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures and the July 2010 prepayment of the remaining $5.1 million outstanding principal amount of the 15% unsecured promissory notes.

Income Tax Provision.  The income tax provision for 2011 was $0.1 million compared to $15.4 million in 2010.  In December 2011, we realized a one-time non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it is more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, will be realized and, as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  The remaining valuation allowance of $7.8 million as of December 31, 2011 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.

In addition, the income tax provision in 2011 and 2010 was favorably impacted by the reversal of previously established reserves of $0.5 million and $1.1 million, respectively, related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2007 and prior tax years.  For further information, see Note 16 of the notes to our consolidated financial statements.

Loss from Discontinued Operations, Net of Income Tax Benefit.  Loss from discontinued operations, net of tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2011 and 2010 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  We recorded a loss of $1.9 million and $2.7 million, both net of tax, from discontinued operation for 2011 and 2010, respectively.  The loss for 2011 and 2010 reflects a $1.3 million and $1.8 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2011 and 2010 actuarial studies, as well as legal fees incurred.  As discussed more fully in Note 19 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

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

Engine Management’s net sales increased $70.9 million, or 14%, to $577.3 million for 2010.  Engine Management’s revenue growth was driven by overall strong demand for our products across all market channels including inventory increases on the part of several customers as they returned to more normalized stocking levels, particularly in the retail channel.  In addition, incremental sales from our acquisition of Federal Mogul’s wire and cable business, which began shipping in September 2009, contributed to the increase in our traditional sales volumes.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $12.8 million to $159.4 million or 19.7% of consolidated net sales in 2010, as compared to $146.6 million or 19.9% of consolidated net sales in 2009.  The increase in SG&A expenses is due primarily to higher selling, marketing and distribution expenses as a result of the increase in sales.  Expenses related to the sale of receivables, which are included in SG&A, were $6.4 million in 2010 compared to $3 million in the same period last year.

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

Index

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

Income Tax Provision.  The income tax provision for 2010 was $15.4 million at an effective tax rate of 38.4% compared to $6.1 million at an effective tax rate of 50.8% for 2009.  The 2010 effective tax rate reflects the reversal of previously established reserves related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2006 and prior tax years.  The 2009 effective tax rate of 50.8% was impacted by the valuation allowance recorded related to the capital loss recognized in connection with the sale of our European distribution business which resulted in a higher effective tax rate.

Loss from Discontinued Operations, Net of Income Tax Benefit. Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability and adjustments thereto based on the information contained in the August 2010 and 2009 actuarial studies and all other available information considered by us.  We recorded $2.7 million and $2.4 million as a loss, both net of tax, from discontinued operation for 2010 and 2009, respectively.  The loss for 2010 and 2009 reflects a $1.8 million and $2.2 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2010 and 2009 actuarial studies, as well as legal fees incurred.  As discussed more fully in Note 19 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and activity for years ended December 31, 2011 and 2010, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	1,824	1,678	3,502
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(4,378)	(1,033)	(5,411)
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Amounts provided for during 2011	430	914	1,344
Non-cash usage, including asset write-downs	—	(736)	(736)
Cash payments	(4,743)	(959)	(5,702)
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2016.  Of the original restructuring charge of $8 million, we have $1.5 million remaining as of December 31, 2011 that is expected to be paid in the amounts of $0.8 million in 2012, $0.4 million in 2013 and $0.3 million for the period 2014-2016.

Activity, by segment, for the years ended December 31, 2010 and 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	—	—	—	—
Cash payments	(425)	(64)	(507)	(996)
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	—	—	—	—
Cash payments	(209)	(69)	(402)	(680)
Exit activity liability at December 31, 2011	$761	$252	$513	$1,526

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

Index

Activity for the years ended December 31, 2010 and 2011 related to our overhead cost reduction program consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,815	1,509	3,324
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(2,309)	(642)	(2,951)
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	293	719	1,012
Non-cash usage, including asset write-downs	—	(736)	(736)
Cash payments	(892)	(669)	(1,561)
Exit activity liability at December 31, 2011	$254	$—	$254

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of December 31, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.7 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility and incurred a withdrawal liability from the plan.  The pension plan withdrawal liability is related to trust asset under-performance and was payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  In June 2011, we settled our pension withdrawal liability for $2.8 million and recorded a gain of $0.3 million in connection with the settlement.

Activity for the years ended December 31, 2010 and 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	9	38	47
Cash payments	(541)	(260)	(801)
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	(196)	70	(126)
Cash payments	(2,906)	(165)	(3,071)
Exit activity liability at December 31, 2011	$59	$1,654	$1,713

Index

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

Activity for the year ended December 31, 2011 related to the engine controls relocation program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$—	$—	$—
Integration costs:
Amounts provided for during 2011	333	125	458
Cash payments	(265)	(125)	(390)
Exit activity liability at December 31, 2011	$68	$—	$68

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

Integration activity, by segment, for the years ended December 31, 2010 and 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,931	1,571	—	3,502
Non-cash usage, including asset write-downs	(99)	(82)	—	(181)
Cash payments	(3,269)	(984)	(162)	(4,415)
Exit activity liability at December 31, 2010	$5,580	$869	$—	$6,449
Integration costs:
Amounts provided for during 2011	1,102	242	—	1,344
Non-cash usage, including asset write-downs	(736)	—	—	(736)
Cash payments	(4,078)	(944)	—	(5,022)
Exit activity liability at December 31, 2011	$1,868	$167	$—	$2,035

Index

Liquidity and Capital Resources

Operating Activities. During 2011, cash provided by operations was $75.3 million, compared to cash provided by operations of $28.1 million in 2010.  The $47.2 million increase in operating cash flow is primarily the result of the increase in net earnings reflecting higher sales volumes, the year over year change in inventory levels and the increased impact of our factoring program on our accounts receivable.

During 2010, cash provided by operations was $28.1 million, compared to cash provided by operations of $102.3 million in 2009.  The $74.2 million decrease in operating cash flow is primarily the result of the build-up of inventory levels in 2010 in response to increased demand and customer requirements.

Investing Activities.  Cash used in investing activities was $75.9 million in 2011, compared to cash used in investing activities of $7.9 million in 2010.  Investing activities in 2011 included cash payments of $27 million and $44 million related to the acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, respectively, cash receipts of $1.3 million related to the note issued in connection with the sale of our European distribution business in 2009, and cash receipts of $3 million and $1.3 million related to the sale of our 50% equity ownership investment in a joint venture in Europe and the note issued in connection with the divestiture in 2008 of certain of our joint venture equity ownerships, respectively.

Cash used in investing activities in 2010 included cash receipts of $2.4 million related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships and cash proceeds of $2.6 million from the sale of our Wilson, North Carolina building, our Reno, Nevada building, and the sale of vacant land at one of our locations in the U.K.  In addition, investing activities in 2010 included a $2 million payment related to the acquisition of certain product lines by our Temperature Control Segment.  Capital expenditures in 2011 were $11 million compared to $10.8 million in the comparable period last year.

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

Financing Activities.  Cash provided by financing activities was $0.6 million in 2011, compared to cash used in financing activities of $19.4 million in 2010 and $91.5 million in 2009.  During 2011, cash provided by additional borrowings along with cash provided by operating activities was used to finance our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, finance our capital expenditures, repurchase $12.3 million principal amount of our 15% convertible subordinated debentures and purchase $4.1 million of our common stock pursuant to our $5 million stock repurchase program.  In addition, during 2011 we received $2.6 million of proceeds from the exercise of stock options.

Cash used in financing activities was $19.4 million in 2010.  Despite an increase in working capital resulting from the increase in sales volumes and inventory build-up, total debt was reduced in 2010 by $10.8 million from $76.4 million in 2009 to $65.6 million at December 31, 2010.

Cash used in financing activities was $91.5 million in 2009.  During 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock and sold an additional 450,000 shares to the underwriters at the offering price of $8.50 per share, less a 5% underwriting discount and received cash proceeds of $27.5 million, net of expenses of $0.4 million.  The proceeds from the stock issuance along with the impact of the accounts receivable factoring programs and improved working capital management reduced our borrowings under our revolving credit facilities by $88.5 million and we retired $32.6 million of long-term debt, including the remaining $32.1 million balance of our 6.75% convertible subordinated debentures.  The debt reduction was partially offset by the issuance of $5.4 million of 15% unsecured promissory notes.

Index

Dividends of $6.4 million and $4.5 million were paid in 2011 and 2010, respectively.

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

In September 2011, we amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2015; (2) to reduce the margin added to the LIBOR rate to 1.75% - 2.25%; (3) to reduce the margin added to the index rate to 0.75% - 1.25%; and (4) to provide us with greater flexibility regarding permitted acquisitions and stock repurchases.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $83 million available for us to borrow pursuant to the formula at December 31, 2011.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $73 million and $52.9 million at December 31, 2011 and December 31, 2010, respectively.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million in direct borrowings at 3.1% and an index loan of $0.9 million at 4.5%.  During 2011 and 2010, our average daily index loan balance was $5.7 million and $7.1 million, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Index

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2011, we have no outstanding borrowings under the Canadian line of credit.

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

As of December 31, 2011, our capital lease obligations related to certain equipment for use in our operations totaled $0.3 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $566.2 million and $430.1 million of receivables for the years ended December 31, 2011 and 2010, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $8.4 million, $6.4 million and $3 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  During 2011, we repurchased 322,250 shares of our common stock under the program at a total cost of $4.1 million, leaving approximately $0.9 million available for future stock repurchases under the program.

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

Index

The following table summarizes our contractual commitments as of December 31, 2011 and expiration dates of commitments through 2021:

(In thousands)	2012	2013	2014	2015	2016	2017- 2021	Total
Lease obligations	$7,643	$7,614	$5,467	$4,958	$4,313	$2,128	$32,123
Postretirement and pension benefits	1,158	1,190	1,220	6,936	1,303	348	12,155
Severance payments related to restructuring and integration	1,177	439	234	55	2	—	1,907
Total commitments	$9,978	$9,243	$6,921	$11,949	$5,618	$2,476	$46,185

Indebtedness under our revolving credit facilities of $73 million as of December 31, 2011 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

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

Index

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At December 31, 2011, the allowance for sales returns was $25.1 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2011, the allowance for doubtful accounts and for discounts was $6.7 million.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We also consider cumulative losses in recent years as well as the impact of one-time events in assessing our pre-tax earnings.  Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business.  In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it is more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, will be realized and, as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  The remaining valuation allowance of $7.8 million as of December 31, 2011 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $49.1 million as of December 31, 2011, which is net of the remaining valuation allowance.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill.  At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, patents, non-compete agreements and customer relationships.  The fair values of these intangible assets are estimated based on our assessment and in certain instances with the assistance of an independent valuation firm.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

Retirement and Postretirement Medical Benefits.  Each year, we calculate the costs of providing retiree benefits under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 712, Nonretirement Postemployment Benefits, and FASB ASC 715, Retirement Benefits.  The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits the employees will be entitled to.  The key assumptions used in making these calculations are the eligibility criteria of participants, the discount rate used to value the future obligation, and expected return on plan assets.  The discount rate reflects the yields available on high-quality, fixed-rate debt securities.  The expected return on assets is based on our current review of the long-term returns on assets held by the plans, which is influenced by historical averages.

Index

Share-Based Compensation.  The provisions of FASB ASC 718, Stock Compensation, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates to reflect actual forfeitures.

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

Asbestos Litigation. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2011 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.5 million to $66.5 million for the period through 2059. As a result, in September 2011 an incremental $1.3 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $27.5 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2059 in our consolidated financial statements.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $26.2 million to $63 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to agreements with insurance carriers for certain asbestos-related claims.

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

Index

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amended the provisions of FASB ASC 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is January 1, 2012 with full retrospective application required.  As a result, the adoption of this standard will change how we present other comprehensive income, as it is currently presented as part of our consolidated statements of changes in stockholders’ equity.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which  indefinitely defers the requirement in ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is January 1, 2012 with full retrospective application required.  The adoption of this standard will not change the manner in which we currently present reclassification adjustments from other comprehensive income.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), that amended the provisions of FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us is January 1, 2012.  Early adoption is permitted.  Upon adoption, we will consider this new standard when conducting our annual impairment test of goodwill.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amended the provisions of ASC 350.  Pursuant to FASB ASC 350, goodwill was tested for impairment using a two-step approach.  Initially, the fair value of a reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; a second step of comparing the carrying amount to its implied fair value is required, as this is an indication that the reporting unit goodwill may be impaired.  The new standard sets forth a requirement that the second step test must be performed in circumstances where a reporting unit has a zero or negative carrying amount and there are qualitative factors which indicate that it is more likely than not that an impairment exists.  The new standard is effective for annual reporting periods beginning after December 15, 2010, which for us was January 1, 2011.  Currently, none of our reporting units have a zero or negative carrying amount.  As a result, the adoption of this standard did not have an immediate impact on the manner in which we conduct our impairment testing.

Index

Balance Sheet Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company does not anticipate that the adoption of FASB ASU 2011-11 will have a material effect on its consolidated financial statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amended the provisions of FASB ASC 605, Revenue Recognition, and changed the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.  FASB ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian dollar, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar.  As of December 31, 2011, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2011, we had approximately $73.3 million in loans and financing outstanding, of which approximately $0.3 million bear interest at fixed interest rates and approximately $73 million bear interest at variable rates of interest. We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 99.6% and 80.6% at December 31, 2011 and 2010, respectively.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.8 million negative impact on our earnings or cash flows.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Stockholders of
Standard Motor Products, Inc. and Subsidiaries:

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2011 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011. KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER REPORTING

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited Standard Motor Products, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

/s/ KPMG LLP
New York, New York
March 9, 2012

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II, Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for each of the years in the two-year period ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 9, 2012

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows of Standard Motor Products, Inc. (a New York corporation) and subsidiaries (the “Company”) for the year ended December 31, 2009. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Standard Motor Products, Inc. and subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
New York, New York
March 11, 2010 (except for Notes 5, 15 and 17, as to which the date is March 9, 2011)

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Net sales	$874,625	$810,910		$735,424
Cost of sales	645,478	603,304		558,200
Gross profit	229,147	207,606		177,224
Selling, general and administrative expenses	163,845	159,433		146,642
Restructuring and integration expenses	1,344	3,502		7,386
Other income (expense), net	941	2,122		(5,565)
Operating income	64,899	46,793		17,631
Other non-operating income, net	3,370	425		3,584
Interest expense	3,821	7,127		9,215
Earnings from continuing operations before taxes	64,448	40,091		12,000
Provision for income taxes	121	15,391		6,094
Earnings from continuing operations	64,327	24,700		5,906
Loss from discontinued operations, net of income tax benefit of $1,284, $1,826 and $1,615	(1,926)	(2,740)		(2,423)
Net earnings	$62,401	$21,960		$3,483
Net earnings per common share – Basic:
Earnings from continuing operations	$2.82	$1.10		$0.31
Discontinued operation	(0.08)	(0.13)		(0.13)
Net earnings per common share – Basic	$2.74	$0.97		$0.18
Net earnings per common share – Diluted:
Earnings from continuing operations	$2.78	$1.09		$0.31
Discontinued operation	(0.08)	(0.12)		(0.13)
Net earnings per common share – Diluted	$2.70	$0.97		$0.18
Dividends declared per share	$0.28	$0.20	$	─
Average number of common shares	22,794,606	22,556,858		19,340,672
Average number of common shares and dilutive common shares	23,228,345	22,634,062		19,388,771

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,871	$12,135
Accounts receivable, less allowances for discounts and doubtful accounts of $6,709 and $6,779 in 2011 and 2010, respectively	104,115	104,986
Inventories, net	248,097	241,158
Deferred income taxes	32,199	18,135
Assets held for sale	216	216
Prepaid expenses and other current assets	5,489	8,076
Total current assets	400,987	384,706
Property, plant and equipment, net	64,039	60,666
Goodwill	26,124	1,437
Other intangibles, net	31,718	11,050
Deferred incomes taxes	16,937	21,347
Other assets	10,917	13,595
Total assets	$550,722	$492,801
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$73,000	$52,887
Current portion of long-term debt	109	12,402
Accounts payable	50,880	49,919
Sundry payables and accrued expenses	33,409	29,280
Accrued customer returns	25,074	23,207
Accrued rebates	22,373	23,668
Payroll and commissions	24,036	23,468
Total current liabilities	228,881	214,831
Long-term debt	190	307
Accrued postretirement benefits	6,017	21,044
Other accrued liabilities	17,540	21,944
Accrued asbestos liabilities	26,141	24,792
Total liabilities	278,769	282,918
Commitments and contingencies
Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares in 2011 and 2010	47,872	47,872
Capital in excess of par value	79,789	77,471
Retained earnings	153,555	97,535
Accumulated other comprehensive income	3,299	716
Treasury stock - at cost (1,116,155 and 1,276,044 shares in 2011 and 2010, respectively)	(12,562)	(13,711)
Total stockholders’ equity	271,953	209,883
Total liabilities and stockholders’ equity	$550,722	$492,801

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$62,401	$21,960	$3,483
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,145	13,574	14,354
Increase (decrease) to allowance for doubtful accounts	(484)	502	946
Increase to inventory reserves	4,504	7,403	6,410
Loss from sale of European distribution business	—	79	6,608
Amortization of deferred gain on sale of buildings	(1,048)	(1,048)	(1,048)
Gain on repurchase of convertible debentures	—	—	(40)
Gain on sale of investment	—	—	(2,336)
Loss (gain) on disposal of property, plant and equipment	(35)	(1,153)	25
Equity income from and gain on the sale of joint ventures	(2,826)	(97)	(274)
Employee Stock Ownership Plan allocation	2,514	1,633	341
Stock-based compensation	2,025	1,494	914
Decrease (increase) in deferred income taxes	11,971	8,541	(2,335)
Decrease in unrecognized tax benefit	(454)	(1,084)	—
Increase (decrease) in tax valuation allowance	(21,625)	(353)	2,748
Loss on discontinued operations, net of tax	1,926	2,740	2,423
Change in assets and liabilities:
Decrease in accounts receivable	9,595	19,336	40,870
Decrease (increase) in inventories	2,500	(47,952)	29,830
Decrease (increase) in prepaid expenses and other current assets	748	(702)	3,341
Decrease in accounts payable	(3,105)	(1,542)	(12,952)
Increase in sundry payables and accrued expenses	4,026	7,975	13,703
Net changes in other assets and liabilities	(11,471)	(3,228)	(4,715)
Net cash provided by operating activities	75,307	28,078	102,296
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	45	11	73
Net cash received from the sale of land and buildings	—	2,559	—
Divestiture of European distribution business	1,317	—	824
Divestiture of joint ventures	4,317	2,372	4,000
Proceeds from sale of preferred stock investment	—	—	3,896
Capital expenditures	(11,037)	(10,806)	(7,174)
Acquisitions of businesses and assets, net of cash acquired	(70,532)	(2,024)	(12,770)
Net cash used in investing activities	(75,890)	(7,888)	(11,151)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under (repayments of) line-of-credit agreements	20,113	(5,543)	(88,467)
Issuance of common stock	—	—	27,509
Purchase of treasury stock	(4,136)	—	—
Repurchase of convertible debentures	—	—	(433)
Principal payments of long-term debt and capital lease obligations	(12,410)	(5,421)	(32,172)
Issuance of unsecured promissory notes	—	—	5,339
Increase (decrease) in overdraft balances	645	(2,920)	56
Proceeds from exercise of employee stock options	2,563	52	456
Excess tax benefits related to the exercise of employee stock grants	501	97	(49)
Adjustment to costs related to issuance of common stock	—	36	—
Payments of debt issuance costs	(329)	(1,206)	(3,716)
Dividends paid	(6,381)	(4,508)	—
Net cash provided by (used in) financing activities	566	(19,413)	(91,477)
Effect of exchange rate changes on cash	(1,247)	740	4,342
Net (decrease) increase in cash and cash equivalents	(1,264)	1,517	4,010
CASH AND CASH EQUIVALENTS at beginning of year	12,135	10,618	6,608
CASH AND CASH EQUIVALENTS at end of year	$10,871	$12,135	$10,618
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,775	$5,387	$10,416
Income taxes	$12,354	$2,173	$2,245

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

Year Ended December 31, 2011, 2010 and 2009

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2008	$40,972	$58,841	$76,600	$7,799	$(20,667)	$163,545
Comprehensive Income:
Net income			3,483			3,483
Foreign currency translation adjustment				1,209		1,209
Pension and retiree medical adjustment, net of tax				(3,533)		(3,533)
Total comprehensive income						1,159
Issuance of common stock, net of offering costs	6,900	20,609				27,509
Stock-based compensation and related tax benefits		(615)			1,464	849
Stock options and related tax benefits		87			388	475
Employee Stock Ownership Plan		(1,684)			2,025	341

BALANCE AT DECEMBER 31, 2009	47,872	77,238	80,083	5,475	(16,790)	193,878
Comprehensive Income:
Net income			21,960			21,960
Foreign currency translation adjustment				775		775
Pension and retiree medical adjustment, net of tax				(5,534)		(5,534)
Total comprehensive income						17,201
Cash dividends paid ($0.20 per share)			(4,508)			(4,508)
Adjustment to costs related to issuance of common stock		36				36
Stock-based compensation and related tax benefits		440			1,149	1,589
Stock options and related tax benefits		6			48	54
Employee Stock Ownership Plan		(249)			1,882	1,633

BALANCE AT DECEMBER 31, 2010	47,872	77,471	97,535	716	(13,711)	209,883
Comprehensive Income:
Net income			62,401			62,401
Foreign currency translation adjustment				(1,512)		(1,512)
Pension and retiree medical adjustment, net of tax				4,095		4,095
Total comprehensive income						64,984
Cash dividends paid ($0.28 per share)			(6,381)			(6,381)
Purchase of treasury stock					(4,136)	(4,136)
Stock-based compensation and related tax benefits		1,136			1,056	2,192
Stock options and related tax benefits		634			2,263	2,897
Employee Stock Ownership Plan		548			1,966	2,514

BALANCE AT DECEMBER 31, 2011	$47,872	$79,789	$153,555	$3,299	$(12,562)	$271,953

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our” or the “Company”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on the original equipment service market. The consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

Use of Estimates

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, pensions and other postretirement benefits, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances. Actual results could differ from these estimates.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2011 presentation.

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

Inventories

Inventories are valued at the lower of cost (determined by means of the first-in, first-out method) or market.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand. We provided for an inventory reserve of $39.5 million and $38.6 million as of December 31, 2011 and 2010, respectively.

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

Property, Plant and Equipment

These assets are recorded at historical cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

Estimated Life
Buildings	25 to 33-1/2 years
Building improvements	10 to 25 years
Machinery and equipment	7 to 12 years
Tools, dies and auxiliary equipment	3 to 8 years
Furniture and fixtures	3 to 12 years

Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.  Costs related to maintenance and repairs which do not prolong the assets useful lives are expensed as incurred.  We assess our property, plant and equipment to be held and used for impairment when indicators are present that the carrying value may not be recoverable.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of trademarks and trade names, patents, non-compete agreements and customer relationships.  The fair values of these intangible assets are estimated based on our assessment and in certain instances with the assistance of an independent valuation firm.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

Index

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized in other assets and amortized over the life of the related financing arrangements through 2015.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the statement of operations under the caption other non-operating income, net.

Retirement and Post-Retirement Medical Benefits

The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate participant plan benefits employees earn while working as well as the present value of those benefits.  Inherent in these valuations are financial assumptions including discount rates at which liabilities can be settled, rates of increase of health care costs as well as employee demographic assumptions such as retirement patterns, mortality and turnover.  Management reviews these assumptions annually with its actuarial advisors.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants.  Benefits are determined primarily based upon employees’ length of service.  We recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting for Income Taxes

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

In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it is more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, will be realized and, as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  The remaining valuation allowance of $7.8 million as of December 31, 2011 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $49.1 million as of December 31, 2011, which is net of the remaining valuation allowance.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Earnings Per Common Share

We present two calculations of earnings per common share. “Basic” earnings per common share equals net income divided by weighted average common shares outstanding during the period. “Diluted” earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares. Potentially dilutive common shares that are anti-dilutive are excluded from net earnings per common share. The following is a reconciliation of the shares used in calculating basic and dilutive net earnings per common share.

	2011	2010	2009
	(In thousands)
Weighted average common shares outstanding – Basic	22,795	22,557	19,341
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance shares	197	77	48
Dilutive effect of stock options	2	—	—
Dilutive effect of convertible debentures	234	—	—
Weighted average common shares outstanding – Diluted	23,228	22,634	19,389

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2011	2010	2009
	(In thousands)
Stock options and restricted shares	214	449	504
6.75% Convertible debentures	—	—	668
15% Convertible debentures	—	820	539

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S. We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers, including members of a marketing group, accounted for approximately 63% of our consolidated net sales in 2011, 60% of our consolidated net sales in 2010, and 55% of our consolidated net sales in 2009.  During 2011, three of our customers (NAPA Auto Parts, Advance Auto Parts, Inc. and O’Reilly Automotive, Inc.) each accounted for more than 10% of our consolidated net sales and, in the aggregate, accounted for approximately 52% of our consolidated net sales.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2011 and 2010 were uninsured.  Foreign cash balances at December 31, 2011 and 2010 were $8.6 million and $11.9 million, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is January 1, 2012 with full retrospective application required.  As a result, the adoption of this standard will change how we present other comprehensive income, as it is currently presented as part of our consolidated statements of changes in stockholders’ equity.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which indefinitely defers the requirement in ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us is January 1, 2012 with full retrospective application required.  The adoption of this standard will not change the manner in which we currently present reclassification adjustments from other comprehensive income.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), that amended the provisions of FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us is January 1, 2012.  Early adoption is permitted.  Upon adoption, we will consider this new standard when conducting our annual impairment test of goodwill.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which amended the provisions of ASC 350.  Pursuant to FASB ASC 350, goodwill was tested for impairment using a two-step approach.  Initially, the fair value of a reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; a second step of comparing the carrying amount to its implied fair value is required, as this is an indication that the reporting unit goodwill may be impaired.  The new standard sets forth a requirement that the second step test must be performed in circumstances where a reporting unit has a zero or negative carrying amount and there are qualitative factors which indicate that it is more likely than not that an impairment exists.  The new standard is effective for annual reporting periods beginning after December 15, 2010, which for us was January 1, 2011.  Currently, none of our reporting units have a zero or negative carrying amount.  As a result, the adoption of this standard did not have an immediate impact on the manner in which we conduct our impairment testing.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheet Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company does not anticipate that the adoption of FASB ASU 2011-11 will have a material effect on its consolidated financial statements.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which amended the provisions of FASB ASC 605, Revenue Recognition, and changed the accounting for certain revenue arrangements.  The new standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price.  FASB ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010, which for us was January 1, 2011.  The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations and cash flows.

2.	Business Acquisitions

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

In October 2011, we acquired all of the capital stock of Forecast Trading Corporation for $44.3 million in cash funded by our revolving credit facility.  Forecast has distribution facilities in Ft. Lauderdale, Florida and distributes a range of engine management products including ignition coils, ignition modules, switches and sensors, and filters.  Revenues generated from the acquired business were approximately $28 million for the year ended December 31, 2010.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values (in thousands):

	BLD Products, Ltd.		Forecast Trading Corporation
Purchase price		$26,984		$44,250
Assets acquired and liabilities assumed:
Receivables	$1,944		$6,300
Inventory	3,826		10,120
Other current assets (1)	3		700
Property, plant and equipment, net	1,965		3,840
Other assets	—		10
Intangible assets	7,200		15,300
Goodwill	12,867		11,820
Current liabilities	(821)		(3,840)
Net assets acquired		$26,984		$44,250

(1)	The other current assets balance for Forecast Trading Corporation includes $0.7 million of cash acquired.

Intangible assets acquired in the BLD Products, Ltd. acquisition of $7.2 million consists of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.  Intangible assets acquired in the Forecast acquisition of $15.3 million consists of customer relationships of $13.8 million that will be amortized on a straight-line basis over the estimated useful lives of 7-10 years; trademarks and trade names of $0.8 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; and non-compete agreements of $0.7 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.  Goodwill related to the BLD Products, Ltd. and Forecast Trading Corporation acquisitions of $12.9 million and $11.8 million, respectively, was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of expected synergies.

Aggregated revenues included in our consolidated statement of operations for the BLD Products, Ltd. and Forecast Trading Corporation acquisitions totaled $11.8 million from the date of acquisition through December 31, 2011.

Pro Forma Information (Unaudited)

The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the acquisitions of BLD Products, Ltd. and Forecast Trading Corporation described above had occurred as of January 1, 2010.  The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.  Supplemental unaudited pro forma financial information for the acquisitions is as follows (in thousands):

	December 31, 2011		December 31, 2010
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$874,625	$903,647	$810,910	$849,006
Net earnings	62,401	64,277	21,960	21,997

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and activity for years ended December 31, 2011 and 2010, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$8,774	$1,971	$10,745
Restructuring and integration costs:
Amounts provided for during 2010	1,824	1,678	3,502
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(4,378)	(1,033)	(5,411)
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Amounts provided for during 2011	430	914	1,344
Non-cash usage, including asset write-downs	—	(736)	(736)
Cash payments	(4,743)	(959)	(5,702)
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561

Restructuring Costs

Voluntary Separation Program

During 2008 as part of an initiative to improve the effectiveness and efficiency of operations, and to reduce costs in light of economic conditions, we implemented certain organizational changes and offered eligible employees a voluntary separation package.  The restructuring accrual relates to severance and other retiree benefit enhancements to be paid through 2016.  Of the original restructuring charge of $8 million, we have $1.5 million remaining as of December 31, 2011 that is expected to be paid in the amounts of $0.8 million in 2012, $0.4 million in 2013 and $0.3 million for the period 2014-2016.

Activity, by segment, for the years ended December 31, 2010 and 2011 related to the voluntary separation program, consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$1,395	$385	$1,422	$3,202
Restructuring costs:
Amounts provided for during 2010	—	—	—	—
Cash payments	(425)	(64)	(507)	(996)
Exit activity liability at December 31, 2010	$970	$321	$915	$2,206
Restructuring costs:
Amounts provided for during 2011	—	—	—	—
Cash payments	(209)	(69)	(402)	(680)
Exit activity liability at December 31, 2011	$761	$252	$513	$1,526

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity for the years ended December 31, 2010 and 2011 related to our overhead cost reduction program consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$1,347	$—	$1,347
Integration costs:
Amounts provided for during 2010	1,815	1,509	3,324
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(2,309)	(642)	(2,951)
Exit activity liability at December 31, 2010	$853	$686	$1,539
Integration costs:
Amounts provided for during 2011	293	719	1,012
Non-cash usage, including asset write-downs	—	(736)	(736)
Cash payments	(892)	(669)	(1,561)
Exit activity liability at December 31, 2011	$254	$—	$254

Reynosa Integration Program

During 2008, we closed our Long Island City, New York and Puerto Rico manufacturing facilities and integrated these operations in Reynosa, Mexico.  In connection with the shutdown of the manufacturing operations at Long Island City, we incurred severance costs and costs associated with equipment removal, capital expenditures and environmental clean-up.  As of December 31, 2011, the reserve balance related to environmental clean-up at Long Island City of $1.7 million is included in other exit costs.

In connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its Local 365 (“UAW”).  As part of the agreement, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility and incurred a withdrawal liability from the plan.  The pension plan withdrawal liability is related to trust asset under-performance and was payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  In June 2011, we settled our pension withdrawal liability for $2.8 million and recorded a gain of $0.3 million in connection with the settlement.

Activity for the years ended December 31, 2010 and 2011 related to the Reynosa integration program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2009	$3,693	$1,971	$5,664
Integration costs:
Amounts provided for during 2010	9	38	47
Cash payments	(541)	(260)	(801)
Exit activity liability at December 31, 2010	$3,161	$1,749	$4,910
Integration costs:
Amounts provided for during 2011	(196)	70	(126)
Cash payments	(2,906)	(165)	(3,071)
Exit activity liability at December 31, 2011	$59	$1,654	$1,713

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Activity for the year ended December 31, 2011 related to the engine controls relocation program, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$—	$—	$—
Integration costs:
Amounts provided for during 2011	333	125	458
Cash payments	(265)	(125)	(390)
Exit activity liability at December 31, 2011	$68	$—	$68

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

Integration activity, by segment, for the years ended December 31, 2010 and 2011 related to our aggregate integration programs consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2009	$7,017	$364	$162	$7,543
Integration costs:
Amounts provided for during 2010	1,931	1,571	—	3,502
Non-cash usage, including asset write-downs	(99)	(82)	—	(181)
Cash payments	(3,269)	(984)	(162)	(4,415)
Exit activity liability at December 31, 2010	$5,580	$869	$—	$6,449
Integration costs:
Amounts provided for during 2011	1,102	242	—	1,344
Non-cash usage, including asset write-downs	(736)	—	—	(736)
Cash payments	(4,078)	(944)	—	(5,022)
Exit activity liability at December 31, 2011	$1,868	$167	$—	$2,035

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Held for Sale

As of December 31, 2011, we have reported $0.2 million as assets held for sale on our consolidated balance sheet related to the net book value of vacant land located in the U.K.  Following plant closures resulting from integration activities, this facility had been vacant, and in July 2011, we signed an agreement to sell the property pending the procurement of satisfactory planning permission.  We expect there will be a gain on the sale of the property and will record the resulting gain in other income (expense), net included in operating income in the consolidated statement of operations, upon completion of such sale.

4.	Sale of Receivables

From time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determined that the cost of factoring is less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $566.2 million and $430.1 million of receivables for the years ended December 31, 2011 and 2010, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $8.4 million, $6.4 million and $3 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

5.	Sale of European Distribution Business

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Inventories

	December 31,
	2011	2010
	(In thousands)
Finished goods, net	$165,503	$162,885
Work-in-process, net	5,144	5,672
Raw materials, net	77,450	72,601
Total inventories, net	$248,097	$241,158

7.	Property, Plant and Equipment

	December 31,
	2011	2010
	(In thousands)
Land, buildings and improvements	$44,255	$39,773
Machinery and equipment	125,654	121,681
Tools, dies and auxiliary equipment	31,958	29,277
Furniture and fixtures	22,091	22,324
Leasehold improvements	5,504	5,011
Construction-in-progress	5,952	4,747
	235,414	222,813
Less accumulated depreciation	171,375	162,147
Total property, plant and equipment, net	$64,039	$60,666

Depreciation expense was $11.3 million, $11.3 million, and $11.9 million for 2011, 2010 and 2009, respectively.

8.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2011 and 2010, respectively.

The first step of the impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the Engine Management reporting unit was determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2011.  Our December 31, 2011 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair value of our Engine Management reporting unit was over 60% in excess of its carrying amount.  While the fair value exceeds the carrying amount at the present time and we do not believe that impairment is probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying value.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying value of goodwill by operating segment during the years ended December 31, 2011 and 2010 are as follows (in thousands):

Engine Management
Balance as of December 31, 2009
Goodwill	$39,925
Accumulated impairment losses	(38,488)
$1,437
No Activity in 2010

Balance as of December 31, 2010
Goodwill	$39,925
Accumulated impairment losses	(38,488)
$1,437
Activity in 2011
Acquisition of Engine Controls business of BLD Products, Ltd.	$12,867
Acquisition of Forecast Trading Corporation	11,820
Balance as of December 31, 2011
Goodwill	64,612
Accumulated impairment losses	(38,488)
$26,124

In April 2011, we acquired the Engine Controls business of BLD Products, Ltd., for $27 million in cash.  The purchase price exceeded the fair value of the acquired net assets and, accordingly, $12.9 million was allocated to goodwill in our consolidated balance sheet.

In October 2011, we acquired all of the capital stock of Forecast Trading Corporation for $44.3 million in cash.  The purchase price exceeded the fair value of the acquired net assets and, accordingly, $11.8 million was allocated to goodwill in our consolidated balance sheet.

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2011 and 2010 consist of:

	December 31,
	2011	2010
	(In thousands)
Customer relationships	$32,100	$11,100
Trademarks and trade names	6,300	5,500
Non-compete agreements	700	—
Patents and supply contracts	723	723
	39,823	17,323
Less accumulated amortization (1)	(9,467)	(7,398)
Net	$30,356	$9,925

(1)	Applies to all intangible assets, except for the Dana acquisition related trademarks and trade names totaling $5.2 million.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2011, we acquired the Engine Controls business of BLD Products, Ltd.  Intangible assets acquired in the acquisition consisted of $7.2 million of customer relationships.  It was determined that the customer relationships acquired have a finite life and are being amortized on a straight-line basis over the estimated useful life of 10 years.

In October 2011, we acquired all of the capital stock of Forecast Trading Corporation.  Intangible assets acquired in the acquisition consisted of $13.8 million of customer relationships, $0.8 million of trademarks and trade names and $0.7 million of non-compete agreements.  It was determined that the customer relationships, trademarks and trade names, and non-compete agreements have finite lives and are being amortized on a straight-line basis over the estimated useful lives of 7-10 years, 10 years and 5 years, respectively.

Total amortization expense for acquired intangible assets was $2.1 million for the year ended December 31, 2011, $1.2 million for the year ended December 31, 2010, and $1.4 million for the year ended December 31, 2009.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $3.5 million for 2012, $3 million in 2013, $2.4 million in 2014 and $16.3 million in the aggregate for the years 2015 through 2021.

Other Intangible Assets

Other intangible assets include computer software.  As of December 31, 2011 and 2010, these costs totaled $16.1 million and $15.4 million, respectively, and total accumulated computer software amortization was $14.7 million and $14.2 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.7 million, $1.1 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

9.	Other Assets

	December 31,
	2011	2010
	(In thousands)
Equity in joint ventures	$—	$435
Deferred financing costs, net	3,772	4,922
Long term receivables	—	1,679
Other	7,145	6,559
Total other assets, net	$10,917	$13,595

Included in the above caption “Other” is $5.9 million and $6.0 million of assets held in a nonqualified defined contribution pension plan for the year ended December 31, 2011 and 2010, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Joint Venture Operations

In December 2011, we sold our 50% equity ownership investment in a joint venture located in Europe for cash proceeds of $3 million.  The gain on the sale of our investment of $2.5 million is recorded in other non-operating income, net in our consolidated statements of operations.  Prior to the sale, our ownership interest in this joint venture was accounted for on the equity method.

The following is summarized selected financial information from this joint venture for the years ended December 31, 2011, 2010 and 2009 through the date of its sale:

	As of December 31,
Selected Financial Information	2011	2010
	(In thousands)
Current assets	$—	$750
Non-current assets	—	540
Current liabilities	—	420
Non-current liabilities	—	—

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Net sales	$4,230	$3,427	$3,139
Costs and expenses	3,507	2,990	2,725
Net earnings	$723	$437	$414

10.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Revolving credit facilities	$73,000	$52,887
15% convertible subordinated debentures (1)	—	12,300
Other	299	409
Total debt	$73,299	$65,596

Current maturities of long-term debt	$73,109	$65,289
Long-term debt	190	307
Total debt	$73,299	$65,596

(1)	On April 15, 2011, we settled at maturity the $12.3 million principal amount of our 15% convertible subordinated debentures with funds from our revolving credit facility.

Maturities of long-term debt are $0.1 million for the year ended December 31, 2012 and $0.2 million for the period December 31, 2013 through 2015.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs

We had deferred financing cost of $3.8 million and $4.9 million as of December 31, 2011 and 2010, respectively.  Deferred financing costs as of December 31, 2011 are related to our revolving credit facility.  In connection with the amendment to our revolving credit facility in September 2011, we incurred and capitalized $0.3 million of costs related to bank fees, legal and other professional fees which are being amortized through March 2015, the remaining term of the amended revolving credit facility.

Scheduled amortization for future years, assuming no further prepayments of principal is as follows:

(In thousands)
2012	$1,161
2013	1,161
2014	1,160
2015	290
2016 and beyond	—
Total amortization	$3,772

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

In September 2011, we amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2015; (2) to reduce the margin added to the LIBOR rate to 1.75% - 2.25%; (3) to reduce the margin added to the index rate to 0.75% - 1.25%; and (4) to provide us with greater flexibility regarding permitted acquisitions and stock repurchases.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $83 million available for us to borrow pursuant to the formula at December 31, 2011.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $73 million and $52.9 million at December 31, 2011 and December 31, 2010, respectively.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  At December 31, 2010, the weighted average interest rate on our restated credit agreement was 3.1%, which consisted of $52 million in direct borrowings at 3.1% and an index loan of $0.9 million at 4.5%.  During 2011 and 2010, our average daily index loan balance was $5.7 million and $7.1 million, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2011, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

Index

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2011, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Capital Leases

As of December 31, 2011, our capital lease obligations related to certain equipment for use in our operations totaled $0.3 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2011 and 2010.

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

In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  During 2011, we purchased 322,250 shares of our common stock under the program at a total cost of $4.1 million, leaving approximately $0.9 million available for future stock repurchases under the program.

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2011	2010
	(In thousands)
Foreign currency translation adjustments	$3,078	$4,590
Unrecognized postretirement benefit costs (credit)	221	(3,874)
Total accumulated other comprehensive income	$3,299	$716

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Stock-Based Compensation Plans

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.  During 2011, we had five active stock-based compensation plans.

We account for our stock-based compensation plans in accordance with the provisions of FASB ASC 718, Stock Compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested.

Under the 2006 Omnibus Incentive Plan, which terminates in May 2016, we are authorized to issue, among other things, stock options, shares of restricted and performance based stock to eligible employees and directors of up to 1,900,000 shares of common stock. Stock options forfeited under the previous stock option plans and equity awards under the incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to stock options and equity awards so forfeited.

Stock-based compensation expense under our existing plans was $1,634,903 ($1,013,640, net of tax) or $0.04 per basic and diluted share, $1,108,267 ($683,000, net of tax) or $0.03 per basic and diluted share, and $531,650 ($261,700, net of tax) or $0.02 per basic and diluted share for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Option Grants

Under the 1994 Omnibus Stock Option Plan, as amended, which terminated in May 2004, we were authorized to issue options to purchase 1,500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of five years following the date they become exercisable. At December 31, 2011, there were no options remaining to purchase shares of common stock.

Under the 2004 Omnibus Stock Option Plan, which terminates in May 2014, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2011, there were options outstanding to purchase an aggregate of 50,000 shares of common stock.

Under the 1996 Independent Directors’ Stock Option Plan, which terminated in May 2006, we were authorized to issue options to purchase 50,000 shares of common stock and under the 2004 Independent Directors’ Stock Option Plan, we were authorized to issue options to purchase an additional 50,000 shares of common stock. The options became exercisable one year after the date of grant and expired at the end of ten years following the date of grant. At December 31, 2011, there were options outstanding to purchase an aggregate of 9,400 shares of common stock.

At December 31, 2011, under all of our stock option plans, there were outstanding options to purchase an aggregate of 59,400 shares of common stock.  There were no options outstanding to purchase shares of common stock granted under the 2006 Omnibus Incentive Plan.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2009	378,095	$13.26	3.7
Expired	(52,671)	$14.33	—
Exercised	(4,500)	$11.43	—
Forfeited, Other	(8,900)	$12.75	5.5
Outstanding at December 31, 2010	312,024	$13.12	3.2
Expired	(49,324)	$15.74	—
Exercised	(201,800)	$12.70	—
Forfeited, Other	(1,500)	$14.23	3.0
Outstanding at December 31, 2011	59,400	$12.35	2.9

Options exercisable at December 31, 2011	59,400	$12.35	2.9

The aggregate intrinsic value of all outstanding stock options as of December 31, 2011 was $0.5 million.  All outstanding stock options as of December 31, 2011 are fully vested and exercisable.  The total intrinsic value of options exercised was $1.1 million and $9,275 for the years ended December 31, 2011 and 2010, respectively.  There were no options granted in 2011.

Restricted Stock and Performance Share Grants

As part of the 2006 Omnibus Incentive Plan, we have issued shares of restricted and performance-based stock to eligible employees and directors.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  This component of compensation is designed to encourage the long-term retention of key executives and to tie executive compensation directly to Company performance and the long-term enhancement of shareholder value.  Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives certain restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.

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

Under the 2006 Omnibus Incentive Plan, 1,900,000 shares are authorized to be issued.  At December 31, 2011, under the plan, there were an aggregate of (a) 669,950 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 1,230,050 shares of common stock available for future grants.  For the year ended December 31, 2011, 203,950 restricted and performance-based shares were granted (167,700 restricted shares and 36,250 performance-based shares), and for the year ended December 31, 2010, 173,025 restricted and performance-based shares were granted (139,025 restricted shares and 34,000 performance-based shares).

Index

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

As related to restricted and performance stock shares, we recorded compensation expense of $1,634,903 ($1,013,640, net of tax), $1,108,267 ($683,000, net of tax) and $531,650 ($261,700, net of tax), for the years ended December 31, 2011, 2010 and 2009, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $3,593,000 and $2,672,000 at December 31, 2011 and 2010, respectively and is expected to be recognized over a weighted average period of 4.9 and 0.3 years for employees and directors, respectively, as of December 31, 2011 and over a weighted average period of 3.3 and 0.3 years for employees and directors, respectively, as of December 31, 2010.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2009	288,425	$9.40
Granted	173,025	$10.75
Vested	(64,375)	$6.78
Forfeited	(32,275)	$7.48
Balance at December 31, 2010	364,800	$10.41
Granted	203,950	$12.04
Vested	(72,575)	$6.93
Forfeited	(38,125)	$7.67
Balance at December 31, 2011	458,050	$11.92

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2011, 2010, and 2009 was $5.5 million (or $11.92 per share), $3.9 million (or $10.68 per share), and $2.7 million (or $9.40 per share), respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Retirement Benefit Plans

Defined Contribution Plans

We and certain of our subsidiaries maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

	U.S. Defined Contribution	European Defined Contribution
Year ended December 31,
2011	$7,573	$—
2010	3,523	—
2009	3,444	311

We maintain an unfunded Supplemental Executive Retirement Plan (“SERP”) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2010, contributions of $67,000 were made related to calendar year 2009.  In March 2011, contributions of $247,000 were made related to calendar year 2010.  We have recorded an obligation of $594,000 for 2011.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  We maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2011, we contributed to the trust an additional 180,000 shares from our treasury and released 183,000 shares from the trust leaving 3,930 shares remaining in the trust as of December 31, 2011.  The provision for expense in connection with the ESOP was approximately $2.5 million in 2011, $1.6 million in 2010 and $0.3 million in 2009.

Multi-Employer Benefit Plans

We participate in multi-employer plans which provide defined benefits to unionized workers at certain of our manufacturing facilities.  Contributions to the plans are determined in accordance with the provisions of a negotiated labor contract.

In December 2007, in connection with the shutdown of the manufacturing operations at Long Island City, we entered into an agreement with the UAW.  As part of the agreement, we agreed to withdraw from the multi-employer pension plan covering our UAW employees at the Long Island City facility and incurred a withdrawal liability from the plan.  The pension plan withdrawal liability related to trust asset under-performance and was payable quarterly for 20 years at $0.3 million per year, which commenced in December 2008.  In June 2011, we settled our pension withdrawal liability for $2.8 million and recorded a gain of $0.3 million in connection with the settlement.

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

In October 2001, we adopted a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  We use a January 1 measurement date for this plan.  Benefit obligations as of the end of each year reflect assumptions in effect as of this date.

Through November 30, 2009, the date of the sale of our European distribution business, we maintained a U.K. defined benefit plan that had been closed to new entrants and ceased accruing further benefits.  As part of the sale transaction, the new owners assumed ownership of the U.K. defined benefit plan and all future obligations under the plan.

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our defined benefit retirement plans, as of and for the years ended December 31, 2011 and 2010, were (in thousands):

	Defined Benefit Retirement Plan
	U.S. Plan
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$2,673	$2,765
Service cost	111	79
Interest cost	181	133
Actuarial loss (gain)	1,117	(304)
Benefit obligation at end of year	$4,082	$2,673

Funded (unfunded) status of the plan	$(4,082)	$(2,673)

Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$4,082	$2,673
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	1,444	500
Unrecognized prior service cost (credit)	138	249

The unrecognized amounts recorded in accumulated other comprehensive income will be subsequently recognized as expense consistent with our historical accounting policy for amortizing those amounts.  Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will be recognized as increases or decreases in other comprehensive income (loss), net of tax.  As they are subsequently recognized as a component of expense, the amounts recorded in other comprehensive income (loss) in prior periods are adjusted.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following defined benefit plan amounts were included in other comprehensive income, net of tax, during the year ended December 31, 2011 (in thousands):

	Incurred but Not Recognized	Reclassification Adjustment for Prior Period Amounts Recognized
Actuarial gains (losses)
SERP defined benefit plan	$670	$103

Prior service (cost) credit
SERP defined benefit plan	—	66
	$670	$169

The prior service cost (credit) included in accumulated other comprehensive income at the end of 2011 and expected to be recognized in net periodic benefit cost during 2012 is $0.4 million ($240,000 net of tax).  No plan assets are expected to be returned to us during the year ended December 31, 2012.

The components of net periodic benefit cost for our U.S. and European defined benefit plans includes the following components (in thousands):

	December 31,
U.S. defined benefit retirement plan:	2011	2010	2009
Service cost	$111	$79	$89
Interest cost	181	133	146
Amortization of prior service cost	111	110	110
Amortization of unrecognized loss	173	25	96
Net periodic benefit cost	$576	$347	$441

European defined benefit retirement plan (1):
Service cost	$—	$—	$—
Interest cost	—	—	154
Amortization of net actuarial loss	—	—	110
Expected return on plan assets	—	—	(141)
Net periodic benefit cost	$—	$—	$123

Total net periodic benefit costs	$576	$347	$564

(1)
European defined benefit plan balances for 2009 represent other comprehensive income and net periodic benefit cost activity for the eleven months prior to the sale of our European distribution business.  The remaining unrecognized net actuarial loss of $2.5 million included in other comprehensive income at the date of the sale was recognized and included in the $6.6 million loss on the sale of the business.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. defined benefit plan are as follows:

	December 31,
	2011	2010	2009
Discount rates	4.55%	5.35%	5.75%
Salary increase	4.00%	4.00%	4.00%

Actuarial assumptions used to determine costs and benefit obligations related to our European defined benefit plan are as follows:

	December 31,
	2011	2010	2009
Discount rates	—%	—%	5.50%
Expected long-term rates of return on assets	—%	—%	6.75%
Inflation	—%	—%	3.00%

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for the U.S. plan based on a review of the Mercer Pension Discount Yield Curve and Index Rates; and our discount rate for our European plan is based on corporate cash bond yields.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plans.

For defined benefit pension plans in which the accumulated benefit obligation (“ABO”) was in excess of the fair value of the plans’ assets, the projected benefit obligation (“PBO”), ABO and fair value of the plans’ assets as of December 31, 2011 and 2010 were as follows (in thousands):

	U.S. Plan
	2011	2010
Projected benefit obligation	$4,082	$2,673
Accumulated benefit obligation	3,662	2,122
Fair value of plan assets	—	—

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

U.S. Plan Benefits

2012	$—
2013	—
2014	—
2015	5,694
2016	—
Years 2017 – 2021	—

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Postretirement Medical Benefits

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1995.  In May 2008, in lieu of the then current retiree medical and dental plans funded on a pay-as-you-go basis, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  The plan amendment effectively reduced benefits attributed to employees for services already rendered and instead will credit a fixed amount into an HRA to cover both medical and dental costs for all current and future eligible retirees.  The remeasurement of the postretirement welfare benefit plan as a result of these benefit modifications generated a $24.5 million reduction in the accumulated postretirement benefit obligation on June 1, 2008 which is being amortized, commencing on that date, on a straight-line basis and recognized as a reduction in benefit costs over the then remaining service to full eligibility (3.8 years).

In the second quarter 2011, we announced that our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees will terminate on December 31, 2016.  There will be no change to the eligibility or plan provided to the 64 former union employees.  The remeasurement of the postretirement medical benefit plans resulting from these benefit modifications generated a $14.4 million reduction in the accumulated postretirement benefit obligation and a $3.6 million curtailment gain.  The remaining unrecognized prior service cost is being amortized on a straight-line basis over the remaining term of the plan.  The discount rate assumptions used to determine the remeasurement of the costs and benefit obligation related to our U.S. and Canadian postretirement plans were 1.87% and 3.75%, respectively.  These rates reflect the shorter duration of our obligation as a result of the negative plan amendments.  The $3.6 million curtailment gain is included in selling, general and administrative expenses in the consolidated statements of operations.

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2011 and 2010, were as follows (in thousands):

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$22,169	$19,355	$774	$911
Service cost	69	179	7	13
Interest cost	527	1,156	23	50
Benefits paid	(833)	(795)	(28)	(26)
Actuarial loss (gain)	(1,267)	2,274	131	(219)
Plan amendment	(13,710)	—	(705)	—
Translation adjustment	—	—	(10)	45
Benefit obligation at end of year	$6,955	$22,169	$192	$774

Funded (unfunded) status of the plans	$(6,955)	$(22,169)	$(192)	$(774)

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2011	2010	2011	2010
Amounts recognized in the balance sheet
Accrued postretirement benefit liabilities	$6,955	$22,169	$192	$774
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	11,035	14,548	(280)	(461)
Unrecognized prior service cost (credit)	(11,846)	(8,064)	(633)	(177)
Unrecognized net transition obligation (asset)	—	—	—	17

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2012 are $2.6 million and $(4.9) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2011	2010	2009
Service cost	$69	$179	$196
Interest cost	527	1,156	1,068
Amortization of prior service cost	(6,433)	(9,012)	(9,253)
Amortization of unrecognized loss	2,246	1,348	1,312
Curtailment gain	(3,495)	—	—
Net periodic benefit cost	$(7,086)	$(6,329)	$(6,677)

Canadian postretirement plan:
Service cost	$7	$13	$8
Interest cost	23	50	50
Amortization of transition obligation	2	4	4
Amortization of prior service cost	(80)	(18)	(17)
Amortization of net actuarial loss	(43)	(13)	(29)
Curtailment gain	(152)	—	—
Net periodic benefit cost	$(243)	$36	$16
Total net periodic benefit costs	$(7,329)	$(6,293)	$(6,661)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2011	2010	2009
Discount rate	1.30%	5.35%	5.75%

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2011	2010	2009
Discount rates	3.00%	5.00%	5.25%
Current medical cost trend rate	9.29%	10%	8%
Ultimate medical cost trend rate	5%	5%	5%
Year trend rate declines to ultimate	2017	2017	2012

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for the U.S. plan based on a review of the Citigroup Pension Discount Curve and the duration of expected payments in the plan.  We set our discount rate for the Canadian plan based upon similar benchmarks in Canada.  The lower discount rates used in 2011 reflect the shorter duration of our obligation as a result of the plan amendments announced in the second quarter of 2011.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2012	$1,158
2013	1,190
2014	1,220
2015	1,242
2016	1,303
Years 2017 – 2021	348

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2012 (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	50	(48)

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Other Non-Operating Income, Net

The components of other non-operating income, net are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest and dividend income	$28	$296	$400
Gain on repurchase of convertible debentures	—	—	40
Equity income from joint ventures	351	97	274
Gain on the sale of joint ventures	2,475	—	—
Gain on the sale of preferred stock	—	—	2,336
Gain (loss) on foreign exchange	416	(60)	292
Other income – net	100	92	242
Total other non-operating income, net	$3,370	$425	$3,584

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Domestic	$10,887	$(7)	$102
Foreign	1,108	1,528	334
Total current	11,995	1,521	436

Deferred:
Domestic	$(11,886)	13,873	5,534
Foreign	12	(3)	124
Total deferred	(11,874)	13,870	5,658
Total income tax provision	$121	$15,391	$6,094

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested.  We have provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $19.9 million at the end of 2011, $24.7 million at the end of 2010, and $22.2 million at the end of 2009.  Earnings before income taxes for foreign operations amounted to approximately $4.3 million, $4 million, and $5.2 million in 2011, 2010, and 2009, respectively.

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

U.S. Federal income tax rate of 35%	$22,557	$14,032	$4,200
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,261	2,050	(17)
Sale of European distribution business	—	—	(2,680)
Income (benefit) taxes attributable to foreign income	(163)	107	1,715
Change in unrecognized tax benefits	(454)	(1,084)	—
Other non-deductible items, net	(2,455)	639	128
Change in valuation allowance	(21,625)	(353)	2,748
Provision for income taxes	$121	$15,391	$6,094

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Inventories	$16,036	$15,602
Allowance for customer returns	9,308	8,313
Postretirement benefits	3,389	9,129
Allowance for doubtful accounts	2,480	2,769
Accrued salaries and benefits	7,828	9,022
Net operating loss	383	2,162
Capital loss	6,133	6,903
Tax credit carry forwards	4,065	8,327
Deferred gain on building sale	2,583	3,010
Accrued asbestos liabilities	10,905	10,261
Other	2,975	4,203
	66,085	79,701
Valuation allowance (1)	(7,843)	(29,468)
Total deferred tax assets	58,242	50,233
Deferred tax liabilities:
Depreciation	8,906	10,528
Promotional costs	200	223
Other	—	—
Total deferred tax liabilities	9,106	10,751

Net deferred tax assets	$49,136	$39,482

(1)
Current net deferred tax assets are $32.2 million and $18.1 million for 2011 and 2010, respectively.  Non-current net deferred tax assets are $16.9 million and $21.3 million for 2011 and 2010, respectively.  The tax valuation allowance was allocated to long term deferred tax assets in the amounts of $7.8 million and $15.9 million in 2011 and 2010, respectively, and to current deferred tax assets in the amount of $13.6 million in 2010.  None of the valuation allowance was allocated to current deferred tax assets in 2011.

In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some portion or the entire deferred tax asset will be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized.  We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted.  We also consider cumulative losses in recent years as well as the impact of one-time events in assessing our pre-tax earnings. Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business.

In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it is more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, will be realized and, as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  The remaining valuation allowance of $7.8 million as of December 31, 2011 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $49.1 million as of December 31, 2011, which is net of the remaining valuation allowance.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2011, we have approximately $2 million of foreign net operating loss carryforwards, which will expire in 2012 and 2013.  We also have foreign tax credit carryforwards of approximately $1 million that will expire in varying amounts between 2011 and 2020, a capital loss carryforward of $15.5 million that will expire in 2014 and an alternative minimum tax credit carryforward of approximately $2.7 million, which has no expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$803
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	(454)
Balance at December 31, 2011	$349

The amount of unrecognized tax benefits at December 31, 2011, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2011, the Company is no longer subject to U.S. Federal tax examinations for years before 2008.  We remain subject to examination by state and local tax authorities for tax years 2007 through 2011. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2007 onward), Hong Kong (2006 onward) and Poland (2006 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2012, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

We recognize interest and penalties associated with income tax matters as components of the “provision for income taxes.”

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net sales:
Engine Management	$628,673	$577,333	$506,435
Temperature Control	233,723	222,086	196,729
Europe	—	—	26,746
Other	12,229	11,491	5,514
Total	$874,625	$810,910	$735,424

Intersegment sales:
Engine Management	$21,175	$19,720	$22,445
Temperature Control	5,041	4,567	3,752
Europe	—	—	287
Other	(26,216)	(24,287)	(26,484)
Total	$—	$—	$—

Depreciation and amortization:
Engine Management	$11,599	$10,378	$10,268
Temperature Control	1,772	2,073	2,409
Europe	—	—	500
Other	774	1,123	1,177
Total	$14,145	$13,574	$14,354

Operating income (loss):
Engine Management	$56,261	$43,410	$26,927
Temperature Control	17,699	13,096	6,855
Europe	—	—	(7,016)
Other	(9,061)	(9,713)	(9,135)
Total	$64,899	$46,793	$17,631

Investment in equity affiliates:
Engine Management	$—	$—	$—
Temperature Control	—	—	—
Europe	—	—	—
Other	—	435	555
Total	$—	$435	$555

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2011	2010	2009
Capital expenditures:
Engine Management	$9,014	$8,376	$6,207
Temperature Control	1,949	2,336	432
Europe	—	—	535
Other	74	94	—
Total	$11,037	$10,806	$7,174

Total assets:
Engine Management	$372,410	$323,162	$310,141
Temperature Control	97,656	92,732	79,066
Europe	—	—	—
Other	80,656	76,907	95,252
Total	$550,722	$492,801	$484,459

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment.

Reconciliation of segment operating income to net earnings (in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating income	$64,899	$46,793	$17,631
Other non-operating income	3,370	425	3,584
Interest expense	3,821	7,127	9,215
Earnings from continuing operations before taxes	64,448	40,091	12,000
Income tax expense	121	15,391	6,094
Earnings from continuing operations	64,327	24,700	5,906
Discontinued operations, net of tax	(1,926)	(2,740)	(2,423)
Net earnings	$62,401	$21,960	$3,483

	Revenues
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$791,625	$723,628	$635,977
Canada	52,497	51,515	48,896
Europe	9,496	8,296	29,984
Other foreign	21,007	27,471	20,567
Total	$874,625	$810,910	$735,424

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Long-Lived Assets
	December 31,
	2011	2010	2009
	(In thousands)
United States	$125,189	$81,485	$85,083
Canada	1,626	1,782	1,892
Europe	2,322	2,314	2,102
Other foreign	3,661	1,168	1,626
Total	$132,798	$86,749	$90,703

Revenues are attributed to countries based upon the location of the customer. Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for approximately 63% of our consolidated net sales in 2011, 60% of our consolidated net sales in 2010, and 55% of our consolidated net sales in 2009.  During 2011, three of our customers (NAPA Auto Parts, Advance Auto Parts, Inc. and O’Reilly Automotive, Inc.) each accounted for more than 10% of our consolidated net sales and, in the aggregate, accounted for approximately 52% of our consolidated net sales.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$10,871	$10,871	$12,135	$12,135
Deferred compensation	5,882	5,882	5,978	5,978
Short term borrowings	73,109	73,109	65,289	65,289
Long-term debt	190	190	307	307

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

Index

19.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2011 was as follows (in thousands):

	Total	Real Estate	Other
2011	$9,385	$7,195	$2,190
2010	10,038	7,949	2,089
2009	9,767	7,739	2,028

At December 31, 2011, we are obligated to make minimum rental payments through 2018, under operating leases, which are as follows (in thousands):

2012	$7,643
2013	7,614
2014	5,467
2015	4,958
2016	4,313
Thereafter	2,128
Total	$32,123

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. As of December 31, 2011 and 2010, we have accrued $13.5 million and $12.2 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2011, 2010 and 2009 were $63.5 million, $52.9 million, and $46.5 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$12,153	$10,476
Liabilities accrued for current year sales	63,535	52,862
Settlements of warranty claims	(62,188)	(51,185)
Balance, end of period	$13,500	$12,153

Letters of Credit

At December 31, 2011, we had outstanding letters of credit with certain vendors aggregating approximately $3.9 million. These letters of credit are being maintained as security for reimbursements to insurance companies.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change of Control Arrangements

We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2011, approximately 2,080 cases were outstanding for which we may be held responsible for any related liabilities.  In the second quarter of 2011, we increased the number of outstanding cases to unbundle previously outstanding consolidated cases.  Since inception in September 2001 through December 31, 2011, the amounts paid for settled claims are approximately $12.2 million. We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims. Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Antitrust Litigation

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleges antitrust violations by us and a number of other auto parts manufacturers and retailers and seeks injunctive relief and unspecified monetary damages.  Various motions, including motions to dismiss, counter motions and amended pleadings, were filed over the years by the parties.  On September 29, 2011, the court dismissed the complaint with prejudice, and on October 27, 2011 the plaintiff filed an appeal, which is pending.  We believe that we have meritorious defenses to the plaintiff’s claims and will continue to vigorously oppose this lawsuit.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Quarterly Financial Data Unit (Unaudited)

	2011 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$174,170	$236,220	$244,005	$220,230
Gross profit	48,334	64,488	63,173	53,152
Earnings from continuing operations (1)	29,523	14,100	13,693	7,011
Loss from discontinued operation, net of taxes	(212)	(1,055)	(355)	(304)
Net earnings (1)	$29,311	$13,045	$13,338	$6,707

Net earnings from continuing operations per common share:
Basic	$1.30	$0.62	$0.60	$0.31
Diluted	$1.29	$0.61	$0.59	$0.31
Net earnings per common share:
Basic	$1.29	$0.57	$0.58	$0.30
Diluted	$1.28	$0.57	$0.58	$0.29

(1)
In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.

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

Index

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

(b)           Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2011. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)           Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)           Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2011 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts will lead to various changes in our internal control over financial reporting.

Index

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2012 Proxy Statement set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2012 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2012 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2012 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2011, 2010 and 2009 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits.

The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

Index

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
March 9, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 9, 2012	/s/ Lawrence I. Sills
Lawrence I. Sills
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 9, 2012	/s/ James J. Burke
James J. Burke
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

March 9, 2012	/s/ Robert M. Gerrity
Robert M. Gerrity, Director

March 9, 2012	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

March 9, 2012	/s/ Arthur S. Sills
Arthur S. Sills, Director

March 9, 2012	/s/ Peter J. Sills
Peter J. Sills, Director

March 9, 2012	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

March 9, 2012	/s/ William H. Turner
William H. Turner, Director

March 9, 2012	/s/ Richard S. Ward
Richard S. Ward, Director

March 9, 2012	/s/ Roger M. Widmann
Roger M. Widmann, Director

Index

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX
Exhibit Number

3.1	Restated By-Laws, dated May 23, 1996, filed as an Exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

3.2	Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

3.3	Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.1	Amended and Restated Employee Stock Ownership Plan and Trust, dated January 1, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2	1996 Independent Outside Directors Stock Option Plan of Standard Motors Products, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3
1994 Omnibus Stock Option Plan of Standard Motor Products, Inc. as amended and restated, (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-59524), filed on April 25, 2001).

10.4
2006 Omnibus Incentive Plan of Standard Motor Products, Inc., as amended (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-174330), filed on May 19, 2011).

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

Index

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit Number

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

10.16
Second Amendment Agreement dated as of May 1, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.20	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Index

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit Number

10.21
Indenture, dated as of May 6, 2009, between Standard Motor Products, Inc and HSBC Bank USA, N.A., as trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.24
Third Amended and Restated Credit Agreement, dated as of November 2, 2010, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed November 12, 2010).

10.25
Amendment No. 6 to Credit Agreement, dated as of November 10, 2010, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed November 12, 2010).

10.26
Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.27
Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.28
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of September 22, 2011, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed September 22, 2011).

10.29
Amendment No. 7 to Credit Agreement, dated as of September 22, 2011, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed September 22, 2011).

21	List of Subsidiaries of Standard Motor Products, Inc

Index

STANDARD MOTOR PRODUCTS, INC.
EXHIBIT INDEX

Exhibit Number

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010, and 2009

		Additions
	Balance at	Charged to
	beginning	costs and				Balance at
Description	of year	expenses	Other		Deductions	end of year

Year ended December 31, 2011:
Allowance for doubtful accounts	$5,422,000	$(484,000)	$526,000	(1)	$78,000	$5,386,000
Allowance for discounts	1,357,000	13,396,000	—		13,430,000	1,323,000
	$6,779,000	$12,912,000	$526,000		$13,508,000	$6,709,000

Allowance for sales returns	$23,207,000	$99,994,000	$172,000	(2)	$98,299,000	$25,074,000

Allowance for inventory valuation	$38,577,000	$4,504,000	$1,394,000	(2)	$4,951,000	$39,524,000
Year ended December 31, 2010:
Allowance for doubtful accounts	$5,363,000	$502,000	$—		$443,000	$5,422,000
Allowance for discounts	1,599,000	12,659,000	—		12,901,000	1,357,000
	$6,962,000	$13,161,000	$—		$13,344,000	$6,779,000

Allowance for sales returns	$20,442,000	$89,211,000	$—		$86,446,000	$23,207,000

Allowance for inventory valuation	$36,313,000	$7,403,000	$—		$5,139,000	$38,577,000

Year ended December 31, 2009:
Allowance for doubtful accounts	$8,048,000	$946,000	$(344,000)	(3)	$3,287,000	$5,363,000
Allowance for discounts	1,973,000	13,374,000	—		13,748,000	1,599,000
	$10,021,000	$14,320,000	$(344,000)	(3)	$17,035,000	$6,962,000

Allowance for sales returns	$19,664,000	$84,892,000	$(118,000)	(3)	$83,996,000	$20,442,000

Allowance for inventory valuation	$33,729,000	$6,410,000	$(1,316,000)	(3)	$2,510,000	$36,313,000

(1)	Allowances acquired through acquisition:	$362,000
	Transfer from noncurrent for receivables with extended terms:	164,000
	Total:	$526,000

(2)	Allowances acquired through acquisition.

(3)	Allowances related to European distribution business sold in November 2009.