Form 10-Q
period 2012-03-31
STANDARD MOTOR PRODUCTS INC
filed 2012-05-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

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
Yes ☐      No ☑

As of the close of business on April 30, 2012, there were 23,028,231 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Net sales	$211,711	$220,230
Cost of sales	157,161	167,078
Gross profit	54,550	53,152
Selling, general and administrative expenses	44,776	40,640
Restructuring and integration expenses	124	343
Other income, net	53	269
Operating income	9,703	12,438
Other non-operating income (expense), net	(42)	267
Interest expense	713	1,357
Earnings from continuing operations before taxes	8,948	11,348
Provision for income taxes	3,454	4,337
Earnings from continuing operations	5,494	7,011
Loss from discontinued operations, net of income taxes	(300)	(304)
Net earnings	$5,194	$6,707
Net earnings per common share – Basic:
Earnings from continuing operations	$0.24	$0.31
Discontinued operations	(0.01)	(0.01)
Net earnings per common share – Basic	$0.23	$0.30
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.24	$0.31
Discontinued operations	(0.02)	(0.02)
Net earnings per common share – Diluted	$0.22	$0.29
Dividends declared per share	$0.09	$0.07

Average number of common shares	22,867,519	22,706,462
Average number of common shares and dilutive common shares	23,103,858	22,856,651

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2012	2011
	(Unaudited)

Net earnings	$5,194	$6,707
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,069	935
Pension and postretirement plans:
Amortization of:
Prior service benefit	(1,196)	(1,612)
Unrecognized loss	713	355
Foreign currency exchange rate changes	16	13
Income tax related to pension and postretirement plans	186	503
Pension and post retirement plans, net of tax	(281)	(741)
Total other comprehensive income, net of tax	788	194
Comprehensive income	$5,982	$6,901

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,282	$10,871
Accounts receivable, less allowance for discounts and doubtful accounts of $6,970 and $6,709 for 2012 and 2011, respectively	122,178	104,115
Inventories, net	259,913	248,097
Deferred income taxes	31,857	32,199
Prepaid expenses and other current assets	8,900	5,705
Total current assets	432,130	400,987

Property, plant and equipment, net	63,642	64,039
Goodwill	26,124	26,124
Other intangibles, net	30,742	31,718
Deferred income taxes	15,780	16,937
Other assets	11,447	10,917
Total assets	$579,865	$550,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$79,000	$73,000
Current portion of long-term debt	113	109
Accounts payable	72,454	50,880
Sundry payables and accrued expenses	27,234	33,409
Accrued customer returns	30,727	25,074
Accrued rebates	25,605	22,373
Payroll and commissions	14,432	24,036
Total current liabilities	249,565	228,881

Long-term debt	165	190
Accrued postretirement benefits	5,852	6,017
Other accrued liabilities	17,739	17,540
Accrued asbestos liabilities	26,042	26,141
Total liabilities	299,363	278,769

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share: Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	82,083	79,789
Retained earnings	156,694	153,555
Accumulated other comprehensive income	4,087	3,299
Treasury stock – at cost 909,305 shares and 1,116,155 shares in 2012 and 2011, respectively	(10,234)	(12,562)
Total stockholders’ equity	280,502	271,953
Total liabilities and stockholders’ equity	$579,865	$550,722

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,194	$6,707
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,828	3,419
Increase to allowance for doubtful accounts	38	226
Increase to inventory reserves	1,197	704
Amortization of deferred gain on sale of building	(262)	(262)
Gain on disposal of property, plant and equipment	(6)	(7)
Equity income from joint ventures	—	(44)
Employee stock ownership plan allocation	966	629
Stock-based compensation	443	325
Decrease in deferred income taxes	1,501	2,049
Loss on discontinued operations, net of tax	300	304
Change in assets and liabilities:
Increase in accounts receivable	(18,101)	(34,902)
Increase in inventories	(13,013)	(261)
Increase in prepaid expenses and other current assets	(297)	(599)
Increase in accounts payable	16,706	13,614
Decrease in sundry payables and accrued expenses	(6,893)	(4,324)
Net changes in other assets and liabilities	(637)	542
Net cash used in operating activities	(9,036)	(11,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property, plant and equipment	6	28
Divestiture of joint ventures	—	1,000
Capital expenditures	(2,442)	(2,351)
Net cash used in investing activities	(2,436)	(1,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreements	6,000	7,098
Principal payments of long-term debt and capital lease obligations	(21)	(21)
Increase in overdraft balances	4,868	8,432
Proceeds from exercise of employee stock options	307	43
Excess tax benefits related to the exercise of employee stock grants	7	1
Dividends paid	(2,055)	(1,586)
Net cash provided by financing activities	9,106	13,967
Effect of exchange rate changes on cash	777	733
Net increase (decrease) in cash and cash equivalents	(1,589)	1,497
CASH AND CASH EQUIVALENTS at beginning of year	10,871	12,135
CASH AND CASH EQUIVALENTS at end of year	$9,282	$13,632

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$411	$430
Income taxes	$1,158	$2,279

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2012
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)

Balance at December 31, 2011	$47,872	$79,789	$153,555	$3,299	$(12,562)	$271,953
Comprehensive income	—	—	5,194	788	—	5,982
Cash dividends paid	—	—	(2,055)	—	—	(2,055)
Stock-based compensation and related tax benefits	—	426	—	—	24	450
Stock options and related tax benefits	—	29	—	—	278	307
Employee Stock Ownership Plan	—	1,839	—	—	2,026	3,865

Balance at March 31, 2012	$47,872	$82,083	$156,694	$4,087	$(10,234)	$280,502

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

The impact and any associated risks related to significant accounting policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results.  There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  As a result of the adoption of this standard, effective with this Form 10-Q, we have eliminated the presentation of other comprehensive income in our consolidated statement of changes in stockholders’ equity and have instead presented other comprehensive income in a new statement, consolidated statement of comprehensive income, which immediately follows our consolidated statement of operations.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which indefinitely defers the requirement in FASB ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  The adoption of this standard did not impact the manner in which we present reclassification adjustments from other comprehensive income.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), that amended the provisions of FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us was January 1, 2012.  We will consider this new standard when conducting our annual impairment test of goodwill.

Balance Sheet Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  We do not anticipate that the adoption of FASB ASU 2011-11 will have a material effect on our consolidated financial statements and disclosures.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2011 and March 31, 2012 and activity for the three months ended March 31, 2012 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	61	63	124
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(364)	—	(364)
Exit activity liability at March 31, 2012	$1,604	$1,654	$3,258

Liabilities associated with the remaining restructuring and integration costs as of March 31, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 in connection with the 2008 Voluntary Separation Program and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site pursuant to the 2008 Reynosa Integration Program.

Note 4.	Sale of Receivables

From time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $132.1 million and $126.4 million of receivables during the three months ended March 31, 2012 and 2011, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $2.4 million and $1.8 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

Note 5.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)

Finished goods, net	$170,323	$165,503
Work in process, net	5,409	5,144
Raw materials, net	84,181	77,450
Total inventories, net	$259,913	$248,097

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Revolving credit facilities	$79,000	$73,000
Other	278	299
Total debt	$79,278	$73,299

Current maturities of debt	$79,113	$73,109
Long-term debt	165	190
Total debt	$79,278	$73,299

Deferred Financing Costs

We had deferred financing cost of $3.5 million and $3.8 million as of March 31, 2012 and December 31, 2011, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2012 are being amortized, assuming no further prepayments of principal, in the amount of $0.9 million in 2012, $1.2 million in 2013, $1.2 million in 2014 and $0.2 million in 2015.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $98.5 million available for us to borrow pursuant to the formula at March 31, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $79 million and $73 million at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, the weighted average interest rate on our restated credit agreement was 1.99%, which consisted of $79 million in direct borrowings.  There were no index loans outstanding at March 31, 2012.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During the three months ended March 31, 2012 our average daily index loan balance was $4.5 million compared to $5.6 million for the three months ended March 31, 2011 and $5.7 million for the year ended December 31, 2011.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels.  As of March 31, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

Capital Leases

As of March 31, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.3 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Note 7.	Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with the provisions of FASB ASC 718, Stock Compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The recognition of that cost is recorded in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2012:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Years)

Outstanding at December 31, 2011	59,400	$12.35	2.9
Expired	—	—	—
Exercised	(24,750)	12.41	—
Forfeited, other	—	—	—
Outstanding at March 31, 2012	34,650	$12.32	2.6

Options exercisable at March 31, 2012	34,650	$12.32	2.6

The aggregate intrinsic value of all outstanding stock options as of March 31, 2012 was $0.2 million.  All outstanding stock options as of March 31, 2012 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.3 million for the three months ended March 31, 2012.  There were no options granted in the three months ended March 31, 2012.

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

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	458,050	$11.92
Granted	—	—
Vested	(2,100)	12.29
Forfeited	(2,750)	12.05
Balance at March 31, 2012	453,200	$11.91

We recorded compensation expense related to restricted shares and performance-based shares of $430,153 ($264,114 net of tax) and $312,000 ($192,800 net of tax) for the three months ended March 31, 2012 and 2011, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $3.3 million at March 31, 2012, and is expected to be recognized as they vest over a weighted average period of 4.7 and 0.1 years for employees and directors, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Employee Benefits

The components of net periodic benefit cost for our defined benefit plans and postretirement benefit plans for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended
	March 31,
Pension benefits	2012	2011
Service cost	$33	$28
Interest cost	47	45
Amortization of prior service cost	28	26
Actuarial net loss	65	43
Net periodic benefit cost	$173	$142

Postretirement benefits
Service cost	$1	$54
Interest cost	25	298
Amortization of prior service cost	(1,224)	(1,616)
Amortization of transition obligation	—	1
Actuarial net loss	648	346
Net periodic benefit credit	$(550)	$(917)

For the three months ended March 31, 2012, we made employee benefit contributions of $0.2 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $1.1 million in contributions for 2012.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2012, contributions of $0.5 million were made related to calendar year 2011.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the ESOP. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2012, we contributed to the trust an additional 177,000 shares from our treasury and released 180,000 shares from the trust leaving 930 shares remaining in the trust as of March 31, 2012.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$9,282	$9,282	$10,871	$10,871
Deferred compensation	6,435	6,435	5,882	5,882
Short term borrowings	79,113	79,113	73,109	73,109
Long-term debt	165	165	190	190

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic Net Earnings Per Common Shares:	2012	2011
Earnings from continuing operations	$5,494	$7,011
Loss from discontinued operation	(300)	(304)
Net earnings available to common stockholders	$5,194	$6,707

Weighted average common shares outstanding	22,868	22,706

Earnings from continuing operations per common share	$0.24	$0.31
Loss from discontinued operation per common share	(0.01)	(0.01)
Basic net earnings per common share	$0.23	$0.30

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$5,494	$7,011
Loss from discontinued operation	(300)	(304)
Net earnings available to common stockholders	$5,194	$6,707

Weighted average common shares outstanding	22,868	22,706
Plus incremental shares from assumed conversions:
Dilutive effect of restricted and performance stock	224	142
Dilutive effect of stock options	12	9
Weighted average common shares outstanding – Diluted	23,104	22,857

Earnings from continuing operations per common share	$0.24	$0.31
Loss from discontinued operation per common share	(0.02)	(0.02)
Diluted net earnings per common share	$0.22	$0.29

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock options	22	249
Restricted and performance shares	210	170
15% convertible subordinated debentures	—	820

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11.	Industry Segments

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Net Sales
Engine Management	$163,015	$164,204
Temperature Control	45,291	54,079
All Other	3,405	1,947
Consolidated	$211,711	$220,230

Intersegment Revenue
Engine Management	$4,488	$5,561
Temperature Control	1,109	1,281
All Other	(5,597)	(6,842)
Consolidated	$—	$—

Operating Profit
Engine Management	$13,688	$14,820
Temperature Control	48	1,253
All Other	(4,033)	(3,635)
Consolidated	$9,703	$12,438

Note 12.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2012, approximately 2,110 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2012, the amounts paid for settled claims are approximately $12.3 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims.  Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs.

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

Antitrust Litigation

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleged antitrust violations by us and a number of other auto parts manufacturers and retailers and sought injunctive relief and unspecified monetary damages.  In September 2011, the court dismissed the complaint with prejudice and in October 2011, the plaintiff filed an appeal.  In April 2012, we settled the lawsuit for a nominal dollar amount.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2012 and 2011, we have accrued $13.9 million and $12.6 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$13,500	$12,153
Liabilities accrued for current year sales	15,423	13,856
Settlements of warranty claims	(14,975)	(13,368)
Balance, end of period	$13,948	$12,641

Note 13.	Subsequent Event

On April 30, 2012, we acquired substantially all of the assets of CompressorWorks, Inc. for approximately $37.4 million in cash funded by our revolving credit facility.  CompressorWorks, Inc. has manufacturing and distribution facilities in Dallas, Texas, and distributes a range of temperature control products including new compressors, fan clutches, and other A/C system and engine cooling products.  Revenues from the acquired business were approximately $60 million for the year ended December 31, 2011.  The final purchase price is subject to customary post-closing adjustments based upon the working capital of the purchased business through the closing date.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation and Pep Boys. Our customers also include national program distribution groups, such as Federated Auto Parts, Inc., All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart™, OEM®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial® and Hayden® and through private labels, such as CARQUEST®, O’Reilly Import Direct® and Master Pro®, NAPA® Echlin®, NAPA® Temp Products and NAPA® Belden®.

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

Index

Interim Results of Operations:

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Sales.  Consolidated net sales for the three months ended March 31, 2012 were $211.7 million, a decrease of $8.5 million, or 3.9%, compared to $220.2 million in the same period of 2011.  Consolidated net sales decreased primarily due to lower retail market sales in our Temperature Control Segment and lower traditional market sales in our Engine Management Segment.  Retail market sales in our Engine Management Segment increased year over year as a result of incremental sales during the first three months of 2012 from our acquisition of Forecast Trading Corporation, which began shipping in November 2011.

The following table summarizes consolidated net sales by segment for the quarters ended March 31, 2012 and 2011, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2012
Net sales	$163,015	$45,291	$3,405	$211,711
Gross margins	42,993	8,577	2,980	54,550
Gross margin percentage	26.4%	18.9%	—	25.8%

2011
Net sales	$164,204	$54,079	$1,947	$220,230
Gross margins	40,005	10,281	2,866	53,152
Gross margin percentage	24.4%	19%	—	24.1%

Engine Management’s net sales decreased $1.2 million to $163 million for the first quarter of 2012.  Included in the first quarter 2012 are incremental sales of $11.3 million from our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively.  Offsetting the incremental sales provided by our 2011 acquisitions is the impact of the year over year decline in pipeline orders from the significant levels achieved in the first quarter of 2011 as we are seeing a return to a more historical pattern of customer purchases.

Temperature Control’s net sales decreased $8.8 million, or 16.3%, to $45.3 million for the first quarter of 2012.  The year over year decrease in sales reflects the lower pipeline orders in the first quarter of 2012 compared to the significant orders received in the prior year, and the impact of the loss of sales from a major customer that began purchasing certain air conditioning parts direct from China.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 25.8% in the first quarter of 2012, compared to 24.1% in the first quarter of 2011.  The increase resulted from a 2 percentage point improvement in Engine Management margins offset, in part, by a 0.1 percentage point decline at Temperature Control.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing, manufacturing efficiencies including the increase in manufacturing at our lower cost facilities, the change in process related to certain incremental customer costs resulting in the recording of these costs as selling expenses rather than as sales deductions, and product mix including the impact of incremental retail market sales from our Forecast Trading Corporation acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $4.1 million to $44.8 million or 21.1% of consolidated net sales, in the first quarter of 2012, as compared to $40.6 million, or 18.5% of consolidated net sales in the first quarter of 2011.  The increase in SG&A expenses is principally due to the incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation including amortization of intangible assets acquired, the change in process related to certain incremental customer costs resulting in the recording of these costs in selling expenses rather than as sales deductions, and higher expenses related to the sale of receivables.

Index

Restructuring and Integration Expenses.  Restructuring and integration expenses for the first quarter of 2012 decreased to $0.1 million compared to $0.3 million in the comparable quarter of 2011.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2011	$2,629	$419	$513	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	105	19	—	124
Non-cash usage, including asset write-downs	(63)	—	—	(63)
Cash payments	(159)	(172)	(33)	(364)
Exit activity liability at March 31, 2012	$2,512	$266	$480	$3,258

Other Income, Net. Other income, net decreased to $0.1 million in the first quarter of 2012 compared to $0.3 million in the same period in 2011.  During 2012 and 2011, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2012, we recorded a $0.2 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $9.7 million in the first quarter of 2012, compared to $12.4 million in the first quarter of 2011.  The decrease of $2.7 million is the result of lower consolidated net sales and higher SG&A expenses offset, in part, by the higher gross margins as a percentage of consolidated net sales.

Interest Expense.  Interest expense decreased to $0.7 million in the first quarter of 2012 compared to $1.4 million the same period in 2011 as average interest rates declined year over year.  The decrease includes the impact of the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures.

Income Tax Provision.  The income tax provision in the first quarter of 2012 was $3.5 million at an effective tax rate of 38.6% compared to $4.3 million and an effective tax rate of 38.2% for the same period in 2011.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability.  We recorded a $0.3 million loss from discontinued operations in both the first quarter of 2012 and 2011.  As discussed more fully in Note 12 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2011 and March 31, 2012 and activity for the three months ended March 31, 2012 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	61	63	124
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(364)	—	(364)
Exit activity liability at March 31, 2012	$1,604	$1,654	$3,258

Index

Liabilities associated with the remaining restructuring and integration costs as of March 31, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 in connection with the 2008 Voluntary Separation Program and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site pursuant to the 2008 Reynosa Integration Program.

Liquidity and Capital Resources

Operating Activities.  During the first three months of 2012, cash used in operations amounted to $9 million compared to $11.9 million in the same period of 2011.  The year-over-year decrease in cash used in operations is primarily the result of a smaller year over year increase in accounts receivable, higher accounts payable, partially offset by a greater increase in inventories.

Investing Activities.  Cash used in investing activities was $2.4 million in the first three months of 2012, compared to $1.3 million in the same period of 2011.  Investing activities in 2012 consisted of $2.4 million in capital expenditures.  Investing activities during the first quarter of 2011 consisted of $2.3 million of capital expenditures offset, in part, by a $1 million cash payment received in connection with the December 2008 divestiture of certain of our joint venture equity ownerships.

Financing Activities.  Cash provided by financing activities was $9.1 million in the first three months of 2012 compared to $14 million in the same period of 2011.  The decrease is primarily due to lower borrowings.  Dividends of $2.1 million were paid in the first three months of 2012 compared to $1.6 million in the comparable period last year.  In January 2012, we increased our quarterly dividend $0.02 per share per quarter from $0.07 per share in 2011 to $0.09 per share in 2012.

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

In September 2011, we amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2015; (2) to reduce the margin added to the LIBOR rate to 1.75% - 2.25%; (3) to reduce the margin added to the index rate to 0.75% - 1.25%; and (4) to provide us with greater flexibility regarding permitted acquisitions and stock repurchases

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $98.5 million available for us to borrow pursuant to the formula at March 31, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $79 million and $73 million at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, the weighted average interest rate on our restated credit agreement was 1.99%, which consisted of $79 million in direct borrowings.  There were no index loans outstanding at March 31, 2012.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During the three months ended March 31, 2012 our average daily index loan balance was $5 million compared to $5.5 million for the three months ended March 31, 2011 and $5.7 million for the year ended December 31, 2011.

Index

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of March 31, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

As of March 31, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.3 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sold undivided interests in certain of our receivables to financial institutions.  We entered these agreements at our discretion when we determined that the cost of factoring was less than the cost of servicing our receivables with existing debt.  Pursuant to these agreements, we sold $132.1 million and $126.4 million of receivables during the three months ended March 31, 2012 and 2011, respectively.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.  A charge in the amount of $2.4 million and $1.8 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  During 2011, we repurchased 322,250 shares of our common stock under the program at a total cost of $4.1 million, leaving approximately $0.9 million available for future stock repurchases under the program.

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months.  We continue to evaluate alternative sources to further improve the liquidity of our business.  The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.  In addition, we have a substantial amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes.  If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2011.

Index

The following table summarizes our contractual commitments as of December 31, 2011 and expiration dates of commitments through 2021:

(In thousands)	2012	2013	2014	2015	2016	2017-2021	Total
Lease obligations	$7,643	$7,614	$5,467	$4,958	$4,313	$2,128	$32,123
Postretirement and pension benefits	1,158	1,190	1,220	6,936	1,303	348	12,155
Severance payments related to restructuring and integration	1,177	439	234	55	2	—	1,907
Total commitments	$9,978	$9,243	$6,921	$11,949	$5,618	$2,476	$46,185

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2012, amounts outstanding under our revolving credit facilities were $79 million.

Summary of Significant Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At March 31, 2012, the allowance for sales returns was $30.7 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At March 31, 2012, the allowance for doubtful accounts and for discounts was $7 million.

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

The valuation allowance of $7.7 million as of March 31, 2012 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

Valuation of Long-Lived and Intangible Assets and Goodwill.  At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of customer relationships, trademarks and trade names, patents and non-compete agreements.  The fair values of these intangible assets are estimated based on our assessment.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

Goodwill is tested for impairment using a two-step approach.  When performing our evaluation, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, than the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Index

Retirement and Postretirement Medical Benefits.  Each year, we calculate the costs of providing retiree benefits under the provisions of FASB ASC 712, Nonretirement Postemployment Benefits, and FASB ASC 715, “Retirement Benefits.”  The determination of defined benefit pension and postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits the employees will be entitled to.  The key assumptions used in making these calculations are the eligibility criteria of participants and the discount rate used to value the future obligation.  The discount rate reflects the yields available on high-quality, fixed-rate debt securities.

Share-Based Compensation.  The provisions of FASB ASC 718, Stock Compensation, require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our condensed consolidated statement of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates.

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

Index

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  As a result of the adoption of this standard, effective with this Form 10-Q, we have eliminated the presentation of other comprehensive income in our consolidated statement of changes in stockholders’ equity and have instead presented other comprehensive income in a new statement, consolidated statement of comprehensive income, which immediately follows our consolidated statement of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which indefinitely defers the requirement in FASB ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  The adoption of this standard did not impact the manner in which we present reclassification adjustments from other comprehensive income.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), that amended the provisions of FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us was January 1, 2012.  We will consider this new standard when conducting our annual impairment test of goodwill.

Balance Sheet Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  We do not anticipate that the adoption of FASB ASU 2011-11 will have a material effect on our consolidated financial statements and disclosures.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2012, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar.  As of March 31, 2012 and December 31, 2011, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.6% at March 31, 2012 and December 31, 2011.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the quarter ended March 31, 2012, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2012, approximately 2,110 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2012, the amounts paid for settled claims are approximately $12.3 million.  We acquired limited insurance coverage up to a fixed amount for the defense and indemnity costs associated with certain asbestos-related claims.  Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs.

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

In November 2004, we were served with a summons and complaint in the U.S. District Court for the Southern District of New York by The Coalition for a Level Playing Field, which is an organization comprised of a large number of auto parts retailers. The complaint alleged antitrust violations by us and a number of other auto parts manufacturers and retailers and sought injunctive relief and unspecified monetary damages.  In September 2011, the court dismissed the complaint with prejudice and in October 2011, the plaintiff filed an appeal.  In April 2012, we settled the lawsuit for a nominal dollar amount.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 4, 2012	/s/ James J. Burke
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