Form 10-Q
period 2012-06-30
STANDARD MOTOR PRODUCTS INC
filed 2012-08-07
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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
Yes ☐      No ☑

As of the close of business on July 31, 2012, there were 22,681,036 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$268,875	$244,005	$480,586	$464,235
Cost of sales	199,531	180,832	356,692	347,910
Gross profit	69,344	63,173	123,894	116,325
Selling, general and administrative expenses	46,609	40,016	91,385	80,656
Restructuring and integration expenses	13	125	137	468
Other income (expense), net	(32)	262	21	531
Operating income	22,690	23,294	32,393	35,732
Other non-operating income (expense), net	(24)	176	(66)	443
Interest expense	842	1,045	1,555	2,402
Earnings from continuing operations before taxes	21,824	22,425	30,772	33,773
Provision for income taxes	8,103	8,732	11,557	13,069
Earnings from continuing operations	13,721	13,693	19,215	20,704
Loss from discontinued operations, net of income taxes	(317)	(355)	(617)	(659)
Net earnings	$13,404	$13,338	$18,598	$20,045

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.60	$0.60	$0.84	$0.91
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.03)
Net earnings per common share – Basic	$0.59	$0.58	$0.81	$0.88

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.59	$0.59	$0.83	$0.90
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net earnings per common share – Diluted	$0.58	$0.58	$0.80	$0.87

Dividend declared per share	$0.09	$0.07	$0.18	$0.14

Average number of common shares	22,872,618	22,867,323	22,870,069	22,787,337
Average number of common shares and dilutive common shares	23,104,654	23,196,125	23,111,732	23,438,247

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net earnings	$13,404	$13,338	$18,598	$20,045
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(903)	—	166	935
Pension and postretirement plans:
Amortization of:
Prior service benefit	(1,196)	(1,619)	(2,392)	(3,231)
Unrecognized loss	835	392	1,548	747
Plan amendment adjustment	—	14,439	—	14,439
Curtailment	—	(3,647)	—	(3,647)
Unrecognized amounts	437	1,202	437	1,202
Foreign currency exchange rate changes	(18)	(1)	(2)	12
Income tax related to pension and postretirement plans	(37)	(4,248)	149	(3,745)
Pension and post retirement plans, net of tax	21	6,518	(260)	5,777
Total other comprehensive income (loss), net of tax	(882)	6,518	(94)	6,712
Comprehensive income	$12,522	$19,856	$18,504	$26,757

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,242	$10,871
Accounts receivable, less allowance for discounts and doubtful accounts of $7,505 and $6,709 for 2012 and 2011, respectively	157,756	104,115
Inventories, net	265,960	248,097
Deferred income taxes	30,863	32,199
Prepaid expenses and other current assets	8,208	5,705
Total current assets	472,029	400,987

Property, plant and equipment, net	63,994	64,039
Goodwill	35,827	26,124
Other intangibles, net	38,883	31,718
Deferred income taxes	14,602	16,937
Other assets	10,775	10,917
Total assets	$636,110	$550,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$97,000	$73,000
Current portion of long-term debt	114	109
Accounts payable	81,262	50,880
Sundry payables and accrued expenses	30,854	33,409
Accrued customer returns	41,461	25,074
Accrued rebates	32,099	22,373
Payroll and commissions	17,694	24,036
Total current liabilities	300,484	228,881

Long-term debt	132	190
Accrued postretirement benefits	5,237	6,017
Other accrued liabilities	17,476	17,540
Accrued asbestos liabilities	25,990	26,141
Total liabilities	349,319	278,769

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share: Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	82,529	79,789
Retained earnings	168,032	153,555
Accumulated other comprehensive income	3,205	3,299
Treasury stock – at cost 1,256,000 shares and 1,116,155 shares in 2012 and 2011, respectively	(14,847)	(12,562)
Total stockholders’ equity	286,791	271,953
Total liabilities and stockholders’ equity	$636,110	$550,722

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,598	$20,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,898	7,044
Increase (decrease) to allowance for doubtful accounts	(55)	94
Increase to inventory reserves	1,573	1,092
Amortization of deferred gain on sale of building	(524)	(524)
Gain on disposal of property, plant and equipment	(6)	(7)
Equity income from joint ventures	—	(187)
Employee Stock Ownership Plan allocation	1,933	1,257
Stock-based compensation	1,278	997
Decrease in deferred income taxes	3,965	10,401
Decrease in valuation allowance	(294)	—
Loss on discontinued operations, net of tax	617	659
Change in assets and liabilities:
Increase in accounts receivable	(44,472)	(45,783)
Decrease in inventories	3,300	7,442
Increase in prepaid expenses and other current assets	(510)	(13)
Increase in accounts payable	18,886	14,718
Increase in sundry payables and accrued expenses	9,629	15,257
Net changes in other assets and liabilities	(633)	(11,481)
Net cash provided by operating activities	21,183	21,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	6	28
Divestiture of joint ventures	—	1,000
Divestiture of European distribution business	—	675
Capital expenditures	(5,296)	(4,557)
Acquisitions of businesses and assets, net of cash acquired	(38,594)	(26,984)
Net cash used in investing activities	(43,884)	(29,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	24,000	14,919
Principal payments of long-term debt and capital lease obligations	(53)	(12,344)
Increase in overdraft balances	5,766	9,591
Purchase of treasury stock	(4,999)	—
Proceeds from exercise of employee stock options	307	145
Excess tax benefits related to the exercise of employee stock grants	4	15
Dividends paid	(4,121)	(3,186)
Net cash provided by financing activities	20,904	9,140
Effect of exchange rate changes on cash	168	646
Net increase (decrease) in cash and cash equivalents	(1,629)	959
CASH AND CASH EQUIVALENTS at beginning of period	10,871	12,135
CASH AND CASH EQUIVALENTS at end of period	$9,242	$13,094

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$913	$1,962
Income taxes	$7,177	$6,616

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2012
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
Balance at December 31, 2011	$47,872	$79,789	$153,555	$3,299	$(12,562)	$271,953
Net earnings	—	—	18,598	—	—	18,598
Other comprehensive income	—	—	—	(94)	—	(94)
Cash dividends paid	—	—	(4,121)	—	—	(4,121)
Purchase of treasury stock	—	—	—	—	(4,999)	(4,999)
Stock-based compensation and related tax benefits	—	872	—	—	410	1,282
Stock options and related tax benefits	—	29	—	—	278	307
Employee Stock Ownership Plan	—	1,839	—	—	2,026	3,865

Balance at June 30, 2012	$47,872	$82,529	$168,032	$3,205	$(14,847)	$286,791

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

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  As a result of the adoption of this standard, we have eliminated the presentation of other comprehensive income in our consolidated statement of changes in stockholders’ equity and have instead presented other comprehensive income in a new statement, consolidated statement of comprehensive income, which immediately follows our consolidated statement of operations.

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

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), that amended the provisions of FASB ASC 350.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the two-step impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us is January 1, 2013.  Early adoption is permitted.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.	CompressorWorks Acquisition

In April 2012, we acquired substantially all of the assets of CompressorWorks, Inc. for $38.6 million, which consisted of a purchase price of $37.4 million and a $1.2 million working capital adjustment.  The acquisition was paid for in cash funded by our revolving credit facility.  CompressorWorks, Inc. has manufacturing and distribution facilities in Dallas, Texas, and distributes a range of temperature control products including new compressors, fan clutches, and other A/C system and engine cooling products.  Revenues from the acquired business were approximately $60 million for the year ended December 31, 2011.

The allocation of purchase price to assets acquired and liabilities assumed is based upon their fair values.  The allocation of purchase price may be adjusted subject to finalization of actuarial valuations of intangible assets and final agreement of the working capital adjustment.  The following table presents the preliminary allocation of purchase price to assets acquired and liabilities assumed (in thousands):

Purchase price:		$38,594
Assets acquired and liabilities assumed:
Receivables	$9,114
Inventory	22,736
Other current assets	60
Property, plant and equipment, net	1,427
Intangible assets	8,870
Goodwill	9,703
Current liabilities	(13,316)
Net assets acquired		$38,594

Intangible assets acquired of $8.9 million consists of customer relationships of $8 million that will be amortized on a straight-line basis over the estimated useful life of 7 years; trademarks and trade names of $0.5 million that will be amortized on a straight-line basis over the estimated useful life of 3 years; non-compete agreements of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 3 years; and leaseholds of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 2.3 years.  Goodwill of $9.7 million was allocated to the Temperature Control Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of expected synergies.

Revenues included in our consolidated statements of operations for the CompressorWorks, Inc. acquisition totaled $13.6 million from the date of acquisition through June 30, 2012.

Pro Forma Information

The following table summarizes certain supplemental pro forma financial information which was prepared as if (i) the acquisitions of the Engine Control business of BLD Products, Ltd., acquired in April 2011, and Forecast Trading Corporation, acquired in October 2011, had occurred as of January 1, 2010 and (ii) the acquisition of substantially all of the assets of CompressorWorks, Inc., acquired in April 2012, had occurred as of January 1, 2011.  The pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental pro forma financial information for the acquisitions is as follows (in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$268,875	$275,613	$244,005	$274,278
Net earnings	13,404	14,362	13,338	14,505

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$480,586	$500,328	$464,235	$515,924
Net earnings	18,598	20,394	20,045	21,136

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2011 and June 30, 2012 and activity for the six months ended June 30, 2012 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	74	63	137
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(525)	(41)	(566)
Exit activity liability at June 30, 2012	$1,456	$1,613	$3,069

Liabilities associated with the remaining restructuring and integration costs as of June 30, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 in connection with the 2008 Voluntary Separation Program and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site pursuant to the 2008 Reynosa Integration Program.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Pursuant to these agreements, we sold $178.2 million and $310.3 million of receivables during the three months and six months ended June 30, 2012, respectively, and $164.7 million and $291.1 million for the comparable periods in 2011.  A charge in the amount of $3.9 million and $6.3 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2012, respectively, and $2.3 million and $4.1 million for the comparable periods in 2011.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 6.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)

Finished goods, net	$171,287	$165,503
Work-in-process, net	6,809	5,144
Raw materials, net	87,864	77,450
Total inventories, net	$265,960	$248,097

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)

Customer relationships	$40,100	$32,100
Trademarks and trade names	6,800	6,300
Non-compete agreements	910	700
Patents and supply contracts	723	723
Leaseholds	160	—
Total acquired intangible assets	48,693	39,823
Less accumulated amortization (1)	(11,597)	(9,467)
Net acquired intangible assets	$37,096	$30,356

(1)	Applies to all intangible assets, except for the Dana acquisition related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In April 2012, we acquired substantially all of the assets of CompressorWorks, Inc.  Intangible assets of $8.9 million were acquired in the acquisition consisting of customer relationships of $8 million that will be amortized on a straight-line basis over the estimated useful life of 7 years; trademarks and trade names of $0.5 million that will be amortized on a straight-line basis over the estimated useful life of 3 years; non-compete agreements of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 3 years; and leaseholds of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 2.3 years.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Total amortization expense for acquired intangible assets was $1.2 million and $2.1 million for three months and six months ended June 30, 2012, respectively, and $0.4 million and $0.8 million for the comparable periods in 2011.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $2.6 million for the remainder of 2012, $4.7 million in 2013, $4.1 million in 2014 and $20.5 million in the aggregate for the years 2015 through 2028.

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

Revolving credit facilities	$97,000	$73,000
Other	246	299
Total debt	$97,246	$73,299

Current maturities of debt	$97,114	$73,109
Long-term debt	132	190
Total debt	$97,246	$73,299

Deferred Financing Costs

We had deferred financing cost of $3.2 million and $3.8 million as of June 30, 2012 and December 31, 2011, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2012 are being amortized, assuming no further prepayments of principal, in the amount of $0.6 million in 2012, $1.2 million in 2013, $1.2 million in 2014 and $0.2 million in 2015.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $97.4 million available for us to borrow pursuant to the formula at June 30, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $97 million and $73 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, the weighted average interest rate on our restated credit agreement was 1.99%, which consisted of $97 million in direct borrowings.  There were no index loans outstanding at June 30, 2012.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During the six months ended June 30, 2012 our average daily index loan balance was $6 million compared to $5.7 million for the six months ended June 30, 2011 and for the year ended December 31, 2011.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels.  As of June 30, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

Capital Leases

As of June 30, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Note 9.	Stock-Based Compensation Plans

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2011	59,400	$12.35	2.9
Expired	(2,000)	14.43	—
Exercised	(24,750)	12.41	—
Forfeited, other	—	—	—
Outstanding at June 30, 2012	32,650	$12.19	2.5

Options exercisable at June 30, 2012	32,650	$12.19	2.5

The aggregate intrinsic value of all outstanding stock options as of June 30, 2012 was $0.1 million.  All outstanding stock options as of June 30, 2012 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.3 million for the six months ended June 30, 2012.  There were no options granted in the six months ended June 30, 2012.

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	458,050	$11.92
Granted	6,000	12.43
Vested	(9,600)	13.03
Forfeited	(5,225)	12.16
Balance at June 30, 2012	449,225	$11.90

We recorded compensation expense related to restricted shares and performance-based shares of $913,465 ($570,367 net of tax) and $631,250 ($386,950 net of tax) for the six months ended June 30, 2012 and 2011, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $3 million at June 30, 2012, and is expected to be recognized as they vest over a weighted average period of 4.4 and 0.8 years for employees and directors, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.	Employee Benefits

During the second quarter of 2011, we announced that our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees will terminate on December 31, 2016.  There was no change to the eligibility or plan provided to the 64 former union employees.  The remeasurement of the postretirement welfare benefit plan, as a result of the benefit modifications, generated a $14.4 million reduction in the accumulated postretirement benefit obligation and a $3.6 million curtailment gain.  The remaining unrecognized prior service cost was amortized on a straight-line basis over the remaining term of the plan.  The $3.6 million curtailment gain was included within selling, general and administrative expenses for 2011 within the consolidated statements of operations.

The discount rate assumptions used to determine the remeasurement of the costs and benefit obligation related to our U.S. and Canadian postretirement plans were 1.87% and 3.75%, respectively.  These rates reflect the shorter duration of our obligation as a result of the negative plan amendments.

The components of net periodic benefit cost for our defined benefit plans and post retirement benefit plans for the three months and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits	2012	2011	2012	2011
Service cost	$32	$28	$65	$56
Interest cost	46	45	93	90
Amortization of prior service cost	27	29	55	55
Actuarial net (gain) loss	66	43	131	86
Net periodic benefit cost	$171	$145	$344	$287

Postretirement benefits
Service cost	$1	$20	$2	$74
Interest cost	18	183	43	481
Amortization of prior service cost	(1,223)	(1,615)	(2,447)	(3,231)
Amortization of transition obligation	—	1	—	2
Actuarial net loss	769	399	1,417	745
Curtailment gain	—	(3,647)	—	(3,647)
Net periodic benefit cost	$(435)	$(4,659)	$(985)	$(5,576)

For the six months ended June 30, 2012, we made employee benefit contributions of $0.4 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $0.8 million in contributions for 2012.

We maintain a Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2012, contributions of $0.5 million were made to the plan related to calendar year 2011.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan.  The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2012, we contributed to the trust an additional 177,000 shares from our treasury and released 180,000 shares from the trust leaving 930 shares remaining in the trust as of June 30, 2012.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$9,242	$9,242	$10,871	$10,871
Deferred compensation	6,371	6,371	5,882	5,882
Short term borrowings	97,114	97,114	73,109	73,109
Long-term debt	132	132	190	190

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$13,721	$13,693	$19,215	$20,704
Loss from discontinued operations	(317)	(355)	(617)	(659)
Net earnings available to common stockholders	$13,404	$13,338	$18,598	$20,045

Weighted average common shares outstanding	22,873	22,867	22,870	22,787

Earnings from continuing operations per common share	$0.60	$0.60	$0.84	$0.91
Loss from discontinued operations per common share	(0.01)	(0.02)	(0.03)	(0.03)
Basic net earnings per common share	$0.59	$0.58	$0.81	$0.88

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$13,721	$13,693	$19,215	$20,704
Interest income on debenture conversions (net of income tax expense)	—	40	—	317
Earnings from continuing operations plus assumed conversions	13,721	13,733	19,215	21,021
Loss from discontinued operations	(317)	(355)	(617)	(659)
Net earnings available to common stockholders plus assumed conversions	$13,404	$13,378	$18,598	$20,362

Weighted average common shares outstanding	22,873	22,867	22,870	22,787
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	229	189	234	167
Dilutive effect of stock options	3	14	8	13
Dilutive effect of convertible debentures	—	126	—	471
Weighted average common shares outstanding – Diluted	23,105	23,196	23,112	23,438

Earnings from continuing operations per common share	$0.59	$0.59	$0.83	$0.90
Loss from discontinued operations per common share	(0.01)	(0.01)	(0.03)	(0.03)
Diluted net earnings per common share	$0.58	$0.58	$0.80	$0.87

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	29	235	25	236
Restricted and performance shares	216	153	213	159

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.	Industry Segments

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales
Engine Management	$172,644	$159,919	$335,659	$324,123
Temperature Control	93,036	79,715	138,327	133,794
All Other	3,195	4,371	6,600	6,318
Consolidated	$268,875	$244,005	$480,586	$464,235

Intersegment Revenue
Engine Management	$4,358	$4,907	$8,846	$10,468
Temperature Control	1,527	1,342	2,636	2,623
All Other	(5,885)	(6,249)	(11,482)	(13,091)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$17,630	$13,443	$31,318	$28,263
Temperature Control	7,775	8,944	7,823	10,197
All Other	(2,715)	907	(6,748)	(2,728)
Consolidated	$22,690	$23,294	$32,393	$35,732

Note 14.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2012, approximately 2,135 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2012, the amounts paid for settled claims are approximately $12.4 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims.  Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs with a nominal amount remaining under the policy.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2012 and 2011, we have accrued $18.8 million and $15.5 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$13,948	$12,641	$13,500	$12,153
Liabilities accrued for current year sales	20,233	18,481	35,656	32,337
Settlements of warranty claims	(15,332)	(15,663)	(30,307)	(29,031)
Balance, end of period	$18,849	$15,459	$18,849	$15,459

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, our significant indebtedness; economic and market conditions (including access to credit and financial markets); the performance of the aftermarket and original equipment service markets; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements; changes in the product mix and distribution channel mix; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives;  product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Index

Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Sales.  Consolidated net sales for the three months ended June 30, 2012 were $268.9 million, an increase of $24.9 million, or 10.2%, compared to $244 million in the same period of 2011.  Consolidated net sales for the three months ended June 30, 2012 includes incremental sales of $10.2 million in Engine Management from our acquisitions of the Engine Control business of BLD Products, Ltd and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively, and $13.6 million in Temperature Control from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

The following table summarizes net sales by segment for the quarters ended June 30, 2012 and 2011, respectively:

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2012
Net sales	$172,644	$93,036	$3,195	$268,875
Gross margins	46,277	19,871	3,196	69,344
Gross margin percentage	26.8%	21.4%	—	25.8%

2011
Net sales	$159,919	$79,715	$4,371	$244,005
Gross margins	40,012	19,646	3,515	63,173
Gross margin percentage	25%	24.6%	—	25.9%

Engine Management’s net sales increased $12.7 million, or 8%, to $172.6 million for the second quarter of 2012.  Included in the second quarter 2012 are incremental sales of $10.2 million from our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively.  Excluding the incremental sales from acquisitions, Engine Management net sales increased $2.6 million compared to the second quarter of 2011.

Temperature Control’s net sales increased $13.3 million, or 16.7%, to $93 million for the second quarter of 2012.  Included in the second quarter 2012 are incremental sales of $13.6 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $0.3 million compared to the second quarter of 2011.  Second quarter 2012 net sales includes the impact of the loss in sales from a major customer that began purchasing certain air conditioning parts direct from China. Offsetting the impact of this loss in sales is stronger sales year-over-year reflecting strong orders as this summer season is experiencing warm temperatures.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, were essentially flat at 25.8% in the second quarter of 2012, compared to 25.9% in the second quarter of 2011.  Compared to the second quarter of 2011, gross margins at Engine Management increased 1.8 percentage points from 25% to 26.8% while gross margins at Temperature Control decreased 3.2 percentage points from 24.6% to 21.4%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing, manufacturing efficiencies including the increase in manufacturing at our lower cost facilities and improved fixed cost absorption.  The gross margin decline in Temperature Control compared to the prior year was primarily the result of lower manufacturing cost absorption and the impact of the mark-up of inventory to fair value in our CompressorWorks, Inc. asset acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $6.6 million to $46.6 million, or 17.3% of consolidated net sales, in the second quarter of 2012, as compared to $40 million, or 16.4%  of consolidated net sales, in the second quarter of 2011.  The increase in SG&A expenses is principally due to $4.1 million of incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and the assets of CompressorWorks, Inc. including amortization of intangible assets acquired, and $1.6 million of higher expenses related to the sale of receivables.  In addition, included in SG&A expenses in the second quarter of 2011 is a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

Index

Restructuring and Integration Expenses.  Restructuring and integration expenses decreased $0.1 million in the second quarter of 2012 when compared to the second quarter of 2011.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at March 31, 2012	$2,512	$266	$480	$3,258
Restructuring and integration costs:
Amounts provided for during 2012	13	—	—	13
Cash payments	(108)	(47)	(47)	(202)
Exit activity liability at June 30, 2012	$2,417	$219	$433	$3,069

Other Income, Net. Other income, net, decreased $0.3 million in the second quarter of 2012 when compared to the second quarter of 2011.  During 2012 and 2011, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2012, we recorded a $0.3 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $22.7 million in the second quarter of 2012, compared to $23.3 million in the second quarter of 2011.  The higher year-over-year consolidated net sales were offset by higher SG&A expenses which were principally the result of the incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and the assets of CompressorWorks, Inc. including amortization of intangible assets acquired, higher expenses related to the sale of receivables, and the impact of the inclusion in SG&A expenses in the second quarter of 2011 of a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

Interest Expense.  Interest expense decreased to $0.8 million in the second quarter of 2012, compared to $1 million in the second quarter of 2011, as average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our September 2011 amendment to our restated credit agreement and the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures.

Income Tax Provision.  The income tax provision in the second quarter of 2012 was $8.1 million at an effective tax rate of 37.1% compared to $8.7 million at an effective tax rate of 38.9% for the same period in 2011.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.3 million and $0.4 million as a loss from discontinued operations for the second quarter of 2012 and 2011, respectively.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Sales.  Consolidated net sales for the six months ended June 30, 2012 were $480.6 million, an increase of $16.4 million, or 3.5%, compared to $464.2 million in the same period of 2011.  Consolidated net sales for the six months ended June 30, 2012 includes incremental sales of $21.5 million in Engine Management from our acquisitions of the Engine Control business of BLD Products, Ltd and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively, and $13.6 million in Temperature Control from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

The following table summarizes net sales and gross margins by segment for the six months ended June 30, 2012 and 2011, respectively:

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2012
Net sales	$335,659	$138,327	$6,600	$480,586
Gross margins	89,270	28,448	6,176	123,894
Gross margin percentage	26.6%	20.6%	—	25.8%

2011
Net sales	$324,123	$133,794	$6,318	$464,235
Gross margins	80,016	29,926	6,383	116,325
Gross margin percentage	24.7%	22.4%	—	25.1%

Engine Management’s net sales increased $11.5 million, or 3.6%, to $335.7 million for the first six months of 2012.  Included in the first six months of 2012 are incremental sales of $21.5 million from our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively.  Excluding the incremental sales from acquisitions, Engine Management net sales decreased $10 million compared to the first six months of 2011.  The year-over-year decline in net sales, excluding acquisitions, results primarily from the decline in pipeline orders in the first quarter of 2012 from the significant levels achieved in the first quarter of 2011, as we are seeing a return to a more historical pattern of customer purchases.

Temperature Control’s net sales increased $4.5 million, or 3.4%, to $138.3 million for the first six months of 2012.  Included in the first six months of 2012 are incremental sales of $13.6 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $9.1 million compared to the first six months of 2011.  The year-over-year decline in net sales, excluding acquisitions, results primarily from the loss of sales from a major customer that began purchasing certain air conditioning parts direct from China.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, for the six months ended June 30, 2012 increased to 25.8%, as compared to 25.1% during the same period in 2011.  Compared to the first six months of 2011, gross margins at Engine Management increased 1.9 percentage points from 24.7% to 26.6% while gross margins at Temperature Control decreased 1.8 percentage points from 22.4% to 20.6%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing, manufacturing efficiencies including the increase in manufacturing at our lower cost facilities, and the change in process related to certain incremental customer costs resulting in the recording of these costs as selling expenses rather than as sales deductions.  The gross margin decline in Temperature Control compared to the prior year was primarily the result of lower manufacturing cost absorption and the impact of the mark-up of inventory to fair value in our CompressorWorks, Inc. asset acquisition.

Selling, General and Administrative Expenses.  SG&A increased by $10.7 million to $91.4 million, or 19% of consolidated net sales, in the six months ended June 30, 2012, as compared to $80.7 million, or 17.4% of consolidated net sales, in the same period of 2011.  The increase in SG&A expenses is principally due to $6.6 million of incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and assets of CompressorWorks, Inc., including amortization of intangible assets acquired, and $2.1 million of higher expenses related to the sale of receivables.  In addition, included in SG&A expenses in the six months ended June 30, 2011 is a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

Index

Restructuring and Integration Expenses.  Restructuring and integration expenses decreased to $0.1 million for the six months ended June 30, 2012, compared to $0.5 million for the same period in 2011.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2011	$2,629	$419	$513	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	118	19	—	137
Non-cash usage, including asset write-downs	(63)	—	—	(63)
Cash payments	(267)	(219)	(80)	(566)
Exit activity liability at June 30, 2012	$2,417	$219	$433	$3,069

Other Income, Net. Other income, net, decreased $0.5 million for the six months ended June 30, 2012, when compared to the same period in 2011.  During 2012 and 2011, we recognized $0.5 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2012, we recorded a $0.5 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $32.4 million in the first six months of 2012, compared to $35.7 million for the same period in 2011.  The higher year-over-year consolidated net sales and higher gross margins as a percentage of sales were offset by higher SG&A expenses which were principally the result of the incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and assets of CompressorWorks, Inc., including amortization of intangible assets acquired, higher expenses related to the sale of receivables, and the impact of the inclusion in SG&A expenses in the second quarter of 2011 of a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

Interest Expense.  Interest expense decreased by $0.8 million to $1.6 million in the six months ended June 30, 2012, compared to $2.4 million for the same period in 2011, as average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our September 2011 amendment to our revolving credit facility and the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2012 was $11.6 million at an effective tax rate of 37.6%, compared to $13.1 million and an effective tax rate of 38.7% for the same period in 2011.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability. We recorded $0.6 million and $0.7 million as a loss from discontinued operations for the six months ended June 30, 2012 and 2011, respectively.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2011 and June 30, 2012 and activity for the six months ended June 30, 2012 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	74	63	137
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(525)	(41)	(566)
Exit activity liability at June 30, 2012	$1,456	$1,613	$3,069

Liabilities associated with the remaining restructuring and integration costs as of June 30, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 in connection with the 2008 Voluntary Separation Program and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site pursuant to the 2008 Reynosa Integration Program.

Liquidity and Capital Resources

Operating Activities. During the first six months of 2012, cash provided by operations amounted to $21.2 million compared to $21 million in the same period of 2011.  Net earnings were $18.6 million and $20 million in the first six months of 2012 and 2011, respectively.  Due to the seasonality of our business, accounts receivable balances tend to peak at the end of the second quarter of each year reflecting a $44.5 million cash use during the first six months of 2012 compared to a $45.7 million cash use in the same period of 2011.  Offsetting this accounts receivable cash use were the benefits from higher accounts payable, sundry payables and accrued expenses and slightly lower inventories excluding the impact of the asset acquisition of CompressorWorks, Inc.

Investing Activities.  Cash used in investing activities was $43.9 million in the first six months of 2012, as compared to $29.8 million in the first six months of 2011.  Investing activities in 2012 included a cash payment of $38.6 million related to the asset acquisition of CompressorWorks, Inc.  Investing activities in 2011 included a cash payment of $27 million related to the acquisition of the Engine Controls business of BLD Products, Ltd., a $0.7 million cash receipt related to the note issued in connection with the sale of our European distribution business in 2009 and a $1 million cash receipt related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships.  Capital expenditures in the first six months of 2012 were $5.3 million compared to $4.6 million in the comparable period during the prior year.

Financing Activities.  Cash provided by financing activities was $20.9 million in the first six months of 2012, compared to $9.1 million in the same period of 2011.  Cash from borrowings during the first six months of 2012 was used to finance investing activities and to purchase $5 million of our common stock.  Cash from borrowings during the comparable period of 2011 was used to finance investing activities and to pay down $12.3 million principal amount of our 15% convertible debentures.  Dividends of $4.1 million were paid in the first six months of 2012 compared to $3.2 million in the comparable period during the prior year.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $97.4 million available for us to borrow pursuant to the formula at June 30, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $97 million and $73 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, the weighted average interest rate on our restated credit agreement was 1.99%, which consisted of $97 million in direct borrowings.  There were no index loans outstanding at June 30, 2012.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During the six months ended June 30, 2012 our average daily index loan balance was $6 million compared to $5.7 million for the six months ended June 30, 2011 and for the year ended December 31, 2011.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of June 30, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

As of June 30, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

In order to reduce our accounts receivable balances and improve our cash flow, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.

Index

Pursuant to these agreements, we sold $178.2 million and $310.3 million of receivables during the three months and six months ended June 30, 2012, respectively, and $164.7 million and $291.1 million for the comparable periods in 2011.  A charge in the amount of $3.9 million and $6.3 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2012, respectively, and $2.3 million and $4.1 million for the comparable periods in 2011.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the second quarter of 2012 and year ended December 31, 2011, we repurchased 68,250 shares and 322,250 shares, respectively, of our common stock at a total cost of $0.9 million and $4.1 million, respectively.  No stock repurchases remain available under the 2011 program as the entire $5 million was utilized.

In May 2012, our Board of Directors authorized the purchase of up to an additional $5 million of our common stock under a stock repurchase program.  Under this program, during the second quarter of 2012 we repurchased 312,527 shares of our common stock at a total cost of $4.1 million, leaving approximately $0.9 million available for future stock repurchases under the program.  Restrictive covenants under our revolving credit facility, however, prohibit any such future purchases in 2012.

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

The following table summarizes our contractual commitments as of June 30, 2012 and expiration dates of commitments through 2021:

(In thousands)	2012	2013	2014	2015	2016	2017- 2021	Total
Lease obligations	$3,929	$7,827	$5,609	$4,958	$4,313	$2,128	$28,764
Postretirement and pension benefits	867	1,160	1,188	6,911	1,278	56	11,460
Severance payments related to restructuring and integration	471	524	299	97	34	31	1,456
Total commitments	$5,267	$9,511	$7,096	$11,966	$5,625	$2,215	$41,680

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2012, amounts outstanding under our revolving credit facilities were $97 million.

Index

Summary of Significant Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the estimates or in the assumptions used, unforeseen changes in the industry, business or customer buying patterns could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operation.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future projected demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.

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

Index

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At June 30, 2012, the allowance for sales returns was $41.5 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2012, the allowance for doubtful accounts and for discounts was $7.5 million.

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

The valuation allowance of $7.5 million as of June 30, 2012 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

Index

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

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  As a result of the adoption of this standard, we have eliminated the presentation of other comprehensive income in our consolidated statement of changes in stockholders’ equity and have instead presented other comprehensive income in a new statement, consolidated statement of comprehensive income, which immediately follows our consolidated statement of operations.

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

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), that amended the provisions of FASB ASC 350.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the two-step impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us is January 1, 2013.  Early adoption is permitted.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2012, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar.  As of June 30, 2012 and December 31, 2011, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.7% and 99.6% at June 30, 2012 and December 31, 2011, respectively.

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

During the quarter ended June 30, 2012, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2012, approximately 2,135 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2012, the amounts paid for settled claims are approximately $12.4 million.  We acquired limited insurance coverage up to a fixed amount for the defense and indemnity costs associated with certain asbestos-related claims.  Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs with a nominal amount remaining under the policy.

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

Index

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

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2) (3)

April 1-30, 2012	—	—	—	—
May 1-31, 2012	380,777	$13.13	380,777	$864,218
June 1-30, 2012	—	—	—	—
Total	380,777	$13.13	380,777	$864,218

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  In May 2012, the remaining $0.9 million available as of December 31, 2011 under the program was fully utilized to purchase 68,250 shares of our common stock.

(3)
In May 2012, our Board of Directors authorized the purchase of up to an additional $5 million of our common stock under a stock repurchase program.  In May 2012, we repurchased 312,527 shares of our common stock under this program at a total cost of $4.1 million.  At June 30, 2012, approximately $0.9 million remained available under the 2012 authorization, however, restrictive covenants under our revolving credit facility prohibit any such future purchases in 2012.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 6, 2012	/s/ James J. Burke
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