Form 10-Q
period 2012-09-30
STANDARD MOTOR PRODUCTS INC
filed 2012-11-02
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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
Yes ☐      No ☑

As of the close of business on October 31, 2012, there were 22,817,557 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$275,975	$236,220	$756,561	$700,455
Cost of sales	198,167	171,732	554,859	519,642
Gross profit	77,808	64,488	201,702	180,813
Selling, general and administrative expenses	50,937	41,680	142,322	122,336
Restructuring and integration expenses	642	275	779	743
Other income, net	433	258	454	789
Operating income	26,662	22,791	59,055	58,523
Other non-operating income (expense), net	—	230	(66)	673
Interest expense	702	757	2,257	3,159
Earnings from continuing operations before taxes	25,960	22,264	56,732	56,037
Provision for income taxes	8,516	8,164	20,073	21,233
Earnings from continuing operations	17,444	14,100	36,659	34,804
Loss from discontinued operations, net of income taxes	(604)	(1,055)	(1,221)	(1,714)
Net earnings	$16,840	$13,045	$35,438	$33,090

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.77	$0.62	$1.61	$1.53
Discontinued operations	(0.03)	(0.05)	(0.06)	(0.08)
Net earnings per common share – Basic	$0.74	$0.57	$1.55	$1.45

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.76	$0.61	$1.59	$1.51
Discontinued operations	(0.02)	(0.04)	(0.05)	(0.08)
Net earnings per common share – Diluted	$0.74	$0.57	$1.54	$1.43

Dividend declared per share	$0.09	$0.07	$0.27	$0.21

Average number of common shares	22,691,878	22,863,048	22,810,238	22,812,851
Average number of common shares and dilutive common shares	22,877,635	23,042,981	22,999,244	23,299,363

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net earnings	$16,840	$13,045	$35,438	$33,090
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,449	(2,435)	1,615	(1,500)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(1,197)	(1,642)	(3,589)	(4,873)
Unrecognized loss	773	728	2,321	1,475
Plan amendment adjustment	—	—	—	14,439
Curtailment	—	—	—	(3,647)
Unrecognized amounts	—	—	437	1,202
Foreign currency exchange rate changes	26	(41)	24	(29)
Income tax related to pension and postretirement plans	161	358	310	(3,387)
Pension and post retirement plans, net of tax	(237)	(597)	(497)	5,180
Total other comprehensive income (loss), net of tax	1,212	(3,032)	1,118	3,680
Comprehensive income	$18,052	$10,013	$36,556	$36,770

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,887	$10,871
Accounts receivable, less allowance for discounts and doubtful accounts of $7,711 and $6,709 for 2012 and 2011, respectively	161,348	104,115
Inventories, net	246,291	248,097
Deferred income taxes	31,292	32,199
Prepaid expenses and other current assets	7,553	5,705
Total current assets	457,371	400,987

Property, plant and equipment, net	64,049	64,039
Goodwill	35,827	26,124
Other intangibles, net	37,493	31,718
Deferred income taxes	13,538	16,937
Other assets	10,382	10,917
Total assets	$618,660	$550,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$60,260	$73,000
Current portion of long-term debt	117	109
Accounts payable	67,335	50,880
Sundry payables and accrued expenses	39,015	33,409
Accrued customer returns	44,439	25,074
Accrued rebates	33,966	22,373
Payroll and commissions	21,944	24,036
Total current liabilities	267,076	228,881
Long-term debt	105	190
Accrued postretirement benefits	5,073	6,017
Other accrued liabilities	17,392	17,540
Accrued asbestos liabilities	25,646	26,141
Total liabilities	315,292	278,769
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share: Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	81,514	79,789
Retained earnings	182,831	153,555
Accumulated other comprehensive income	4,417	3,299
Treasury stock – at cost 1,122,325 shares and 1,116,155 shares in 2012 and 2011, respectively	(13,266)	(12,562)
Total stockholders’ equity	303,368	271,953
Total liabilities and stockholders’ equity	$618,660	$550,722

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$35,438	$33,090
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,093	10,429
Decrease to allowance for doubtful accounts	(111)	(8)
Increase to inventory reserves	3,460	2,375
Amortization of deferred gain on sale of building	(786)	(786)
Gain on disposal of property, plant and equipment	(4)	(31)
Equity income from joint ventures	—	(327)
Employee Stock Ownership Plan allocation	2,899	1,885
Stock-based compensation	1,586	1,541
Decrease in deferred income taxes	4,669	12,457
Decrease in unrecognized tax benefit	—	(454)
Decrease in valuation allowance	(363)	—
Loss on discontinued operations, net of tax	1,221	1,714
Change in assets and liabilities:
Increase in accounts receivable	(48,008)	(30,583)
Decrease in inventories	21,082	8,615
(Increase) decrease in prepaid expenses and other current assets	(822)	349
Increase in accounts payable	4,957	8,507
Increase in sundry payables and accrued expenses	26,884	21,374
Net changes in other assets and liabilities	(1,345)	(12,859)
Net cash provided by operating activities	62,850	57,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	9	35
Divestiture of joint ventures	—	1,273
Divestiture of European distribution business	—	1,317
Capital expenditures	(8,003)	(6,682)
Acquisitions of businesses and assets, net of cash acquired	(38,594)	(26,984)
Net cash used in investing activities	(46,588)	(31,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of line-of-credit agreement	(12,740)	(11,097)
Principal payments of long-term debt and capital lease obligations	(77)	(12,381)
Increase in overdraft balances	5,769	9,441
Purchase of treasury stock	(4,999)	(3,285)
Proceeds from exercise of employee stock options	334	204
Excess tax benefits related to the exercise of employee stock grants	236	154
Payments of debt issuance cost	—	(400)
Dividends paid	(6,162)	(4,788)
Net cash used in financing activities	(17,639)	(22,152)
Effect of exchange rate changes on cash	1,393	(1,332)
Net increase (decrease) in cash and cash equivalents	16	2,763
CASH AND CASH EQUIVALENTS at beginning of period	10,871	12,135
CASH AND CASH EQUIVALENTS at end of period	$10,887	$14,898
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,399	$2,340
Income taxes	$12,050	$10,354

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2012
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
Balance at December 31, 2011	$47,872	$79,789	$153,555	$3,299	$(12,562)	$271,953
Net earnings	—	—	35,438	—	—	35,438
Other comprehensive income	—	—	—	1,118	—	1,118
Cash dividends paid	—	—	(6,162)	—	—	(6,162)
Purchase of treasury stock	—	—	—	—	(4,999)	(4,999)
Stock-based compensation and related tax benefits	—	(144)	—	—	1,965	1,821
Stock options and related tax benefits	—	30	—	—	304	334
Employee Stock Ownership Plan	—	1,839	—	—	2,026	3,865

Balance at September 30, 2012	$47,872	$81,514	$182,831	$4,417	$(13,266)	$303,368

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

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amended the provisions of FASB ASC 350.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the two-step impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us is January 1, 2013.  Early adoption is permitted.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

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

The allocation of purchase price to assets acquired and liabilities assumed is based upon their fair values.  The following table presents the allocation of purchase price to assets acquired and liabilities assumed (in thousands):

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

Revenues included in our consolidated statements of operations for the CompressorWorks, Inc. acquisition were $24.8 million in the third quarter of 2012 and $38.4 million in the nine months ended September 30, 2012.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental pro forma financial information for the acquisitions is as follows (in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$275,975	$275,975	$236,220	$265,849
Net earnings	16,840	16,953	13,045	14,323

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$756,561	$776,303	$700,455	$781,773
Net earnings	35,438	37,347	33,090	35,459

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2011 and September 30, 2012 and activity for the nine months ended September 30, 2012 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	562	217	779
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(667)	(255)	(922)
Exit activity liability at September 30, 2012	$1,802	$1,553	$3,355

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $198.1 million and $508.6 million of receivables during the three months and nine months ended September 30, 2012, respectively, and $159 million and $449.7 million for the comparable periods in 2011.  A charge in the amount of $4.3 million and $10.5 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2012, respectively, and $2.3 million and $6.4 million for the comparable periods in 2011.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)

Finished goods, net	$157,504	$165,503
Work-in-process, net	6,483	5,144
Raw materials, net	82,304	77,450
Total inventories, net	$246,291	$248,097

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)

Customer relationships	$40,100	$32,100
Trademarks and trade names	6,800	6,300
Non-compete agreements	910	700
Patents and supply contracts	723	723
Leaseholds	160	—
Total acquired intangible assets	48,693	39,823
Less accumulated amortization (1)	(12,904)	(9,467)
Net acquired intangible assets	$35,789	$30,356

(1)	Applies to all intangible assets, except for the Dana acquisition related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

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

Total amortization expense for acquired intangible assets was $1.3 million and $3.4 million for three months and nine months ended September 30, 2012, respectively, and $0.5 million and $1.3 million for the comparable periods in 2011.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $1.3 million for the remainder of 2012, $4.7 million in 2013, $4.1 million in 2014 and $20.5 million in the aggregate for the years 2015 through 2028.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)

Revolving credit facilities	$60,260	$73,000
Other	222	299
Total debt	$60,482	$73,299

Current maturities of debt	$60,377	$73,109
Long-term debt	105	190
Total debt	$60,482	$73,299

Deferred Financing Costs

We had deferred financing cost of $3 million and $3.8 million as of September 30, 2012 and December 31, 2011, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2012 are being amortized, assuming no further prepayments of principal, in the amount of $0.3 million in 2012, $1.2 million in 2013, $1.2 million in 2014 and $0.3 million in 2015.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $118.7 million available for us to borrow pursuant to the formula at September 30, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $60.3 million and $73 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, the weighted average interest rate on our restated credit agreement was 2.01%, which consisted of $59 million in direct borrowings at an interest rate of 1.97% and an index loan of $1.3 million at an interest rate of 4%.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During the nine months ended September 30, 2012 our average daily index loan balance was $5.3 million compared to $5.4 million for the nine months ended September 30, 2011 and $5.7 million for the year ended December 31, 2011.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels.  As of September 30, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

Capital Leases

As of September 30, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2011	59,400	$12.35	2.9
Expired	(2,000)	14.43	—
Exercised	(26,875)	12.42	—
Forfeited, other	—	—	—
Outstanding at September 30, 2012	30,525	$12.16	2.2

Options exercisable at September 30, 2012	30,525	$12.16	2.2

The aggregate intrinsic value of all outstanding stock options as of September 30, 2012 was $0.2 million.  All outstanding stock options as of September 30, 2012 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.3 million for the nine months ended September 30, 2012.  There were no options granted in the nine months ended September 30, 2012.

Restricted and Performance Stock Grants

As part of the 2006 Omnibus Incentive Plan, we currently grant shares of restricted and performance-based stock to eligible employees and directors.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.  Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on our evaluation of historical and expected future turnover.

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	458,050	$11.92
Granted	6,000	12.43
Vested	(110,900)	14.03
Forfeited	(5,425)	12.18
Balance at September 30, 2012	347,725	$11.25

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We recorded compensation expense related to restricted shares and performance-based shares of $1,207,992 ($764,055 net of tax) and $1,162,000 ($722,000 net of tax) for the nine months ended September 30, 2012 and 2011, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $2.7 million at September 30, 2012, and is expected to be recognized as they vest over a weighted average period of 5.3 years and 0.6 years for employees and directors, respectively.

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

The components of net periodic benefit cost for our defined benefit plans and post retirement benefit plans for the three months and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits	2012	2011	2012	2011
Service cost	$32	$27	$97	$83
Interest cost	47	45	140	135
Amortization of prior service cost	28	28	83	83
Actuarial net (gain) loss	65	43	196	129
Net periodic benefit cost	$172	$143	$516	$430

Postretirement benefits
Service cost	$1	$1	$3	$75
Interest cost	22	35	65	516
Amortization of prior service cost	(1,225)	(1,642)	(3,672)	(4,873)
Amortization of transition obligation	—	—	—	2
Actuarial net loss	708	728	2,125	1,473
Curtailment gain	—	—	—	(3,647)
Net periodic benefit cost	$(494)	$(878)	$(1,479)	$(6,454)

For the nine months ended September 30, 2012, we made employee benefit contributions of $0.6 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $0.8 million in contributions for 2012.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan.  The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2012, we contributed to the trust an additional 177,000 shares from our treasury and released 180,000 shares from the trust leaving 930 shares remaining in the trust as of September 30, 2012.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$10,887	$10,887	$10,871	$10,871
Deferred compensation	6,597	6,597	5,882	5,882
Short term borrowings	60,377	60,377	73,109	73,109
Long-term debt	105	105	190	190

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$17,444	$14,100	$36,659	$34,804
Loss from discontinued operations	(604)	(1,055)	(1,221)	(1,714)
Net earnings available to common stockholders	$16,840	$13,045	$35,438	$33,090

Weighted average common shares outstanding	22,692	22,863	22,810	22,813

Earnings from continuing operations per common share	$0.77	$0.62	$1.61	$1.53
Loss from discontinued operations per common share	(0.03)	(0.05)	(0.06)	(0.08)
Basic net earnings per common share	$0.74	$0.57	$1.55	$1.45

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$17,444	$14,100	$36,659	$34,804
Interest income on debenture conversions (net of income tax expense)	—	—	—	316
Earnings from continuing operations plus assumed conversions	17,444	14,100	36,659	35,120
Loss from discontinued operations	(604)	(1,055)	(1,221)	(1,714)
Net earnings available to common stockholders plus assumed conversions	$16,840	$13,045	$35,438	$33,406

Weighted average common shares outstanding	22,692	22,863	22,810	22,813
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	182	163	182	168
Dilutive effect of stock options	4	17	7	6
Dilutive effect of convertible debentures	—	—	—	312
Weighted average common shares outstanding – Diluted	22,878	23,043	22,999	23,299

Earnings from continuing operations per common share	$0.76	$0.61	$1.59	$1.51
Loss from discontinued operations per common share	(0.02)	(0.04)	(0.05)	(0.08)
Diluted net earnings per common share	$0.74	$0.57	$1.54	$1.43

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	26	227	23	238
Restricted and performance shares	227	178	233	164

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.	Industry Segments

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales
Engine Management	$175,789	$165,182	$511,448	$489,305
Temperature Control	95,229	68,148	233,556	201,942
All Other	4,957	2,890	11,557	9,208
Consolidated	$275,975	$236,220	$756,561	$700,455

Intersegment Revenue
Engine Management	$4,480	$5,948	$13,326	$16,416
Temperature Control	1,031	1,369	3,667	3,992
All Other	(5,511)	(7,317)	(16,993)	(20,408)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$20,664	$18,479	$51,982	$46,741
Temperature Control	9,057	7,636	16,880	17,833
All Other	(3,059)	(3,324)	(9,807)	(6,051)
Consolidated	$26,662	$22,791	$59,055	$58,523

Note 14.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2012, approximately 2,155 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2012, the amounts paid for settled claims are approximately $12.8 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims.  Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs with a nominal amount remaining under the policy.

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

The most recent actuarial study was performed as of August 31, 2012.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058. The change from the prior year study was a $0.4 million decrease for the low end of the range and a $25 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the past twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  Accordingly, an incremental $0.4 million provision in our discontinued operation was added to the asbestos accrual in September 2012 increasing the reserve to approximately $27.1 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $32.3 million to $57 million during the same period.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2012 and 2011, we have accrued $19.1 million and $14.9 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$18,849	$15,459	$13,500	$12,153
Liabilities accrued for current year sales	23,226	17,085	58,882	49,422
Settlements of warranty claims	(23,021)	(17,635)	(53,328)	(46,666)
Balance, end of period	$19,054	$14,909	$19,054	$14,909

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; the performance of the aftermarket and original equipment service markets; changes in the product mix and distribution channel mix; economic and market conditions (including access to credit and financial markets); our significant indebtedness; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation and Pep Boys. Our customers also include national program distribution groups, such as Federated Auto Parts, Inc., All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart™, OEM®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through private labels, such as CARQUEST®, O’Reilly Import Direct® and Master Pro®, NAPA® Echlin®, NAPA® Temp Products and NAPA® Belden®.

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

In order to better control warranty and overstock return levels, we have in place procedures for authorized warranty returns, including for warranty returns which result from installer error, placed restrictions on the amounts customers can return and instituted a program to better estimate potential future product returns.  In addition, with respect to our air conditioning compressors, which are our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete air conditioning system repair was performed.

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

Index

Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Sales.  Consolidated net sales for the three months ended September 30, 2012 were $276 million, an increase of $39.8 million, or 16.8%, compared to $236.2 million in the same period of 2011.  Consolidated net sales for the three months ended September 30, 2012 includes incremental sales of $9.6 million in Engine Management from our acquisition of Forecast Trading Corporation, which began shipping in November 2011, and $24.8 million in Temperature Control from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

The following table summarizes net sales by segment for the quarters ended September 30, 2012 and 2011, respectively:

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2012
Net sales	$175,789	$95,229	$4,957	$275,975
Gross margins	51,285	23,156	3,367	77,808
Gross margin percentage	29.2%	24.3%	—	28.2%

2011
Net sales	$165,182	$68,148	$2,890	$236,220
Gross margins	43,834	17,343	3,311	64,488
Gross margin percentage	26.5%	25.4%	—	27.3%

Engine Management’s net sales increased $10.6 million, or 6.4%, to $175.8 million for the third quarter of 2012.  Included in the third quarter of 2012 are incremental sales of $9.6 million from our acquisition of Forecast Trading Corporation, which began shipping in November 2011.  Excluding the incremental sales from the acquisition, Engine Management’s net sales were slightly ahead of net sales for the third quarter of 2011.

Temperature Control’s net sales increased $27.1 million, or 39.7%, to $95.2 million for the third quarter of 2012.  Included in the third quarter of 2012 are incremental sales of $24.8 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales increased $2.3 million compared to the third quarter of 2011.  Third quarter 2012 net sales includes the impact of stronger sales year-over-year resulting from a warm summer season, which more than offset the impact of the loss in sales from a major customer that began purchasing certain air conditioning parts direct from China.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.2% in the third quarter of 2012, compared to 27.3% in the third quarter of 2011.  Compared to the third quarter of 2011, gross margins at Engine Management increased 2.7 percentage points from 26.5% to 29.2% while gross margins at Temperature Control decreased 1.1 percentage points from 25.4% to 24.3%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing, manufacturing efficiencies including the increase in manufacturing at our lower cost facilities and improved fixed cost absorption.  The gross margin decline in Temperature Control compared to the prior year was primarily the result of product mix and the impact of the mark-up of inventory to fair value from the CompressorWorks, Inc. acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $9.2 million to $50.9 million, or 18.5% of consolidated net sales, in the third quarter of 2012, as compared to $41.7 million, or 17.6% of consolidated net sales, in the third quarter of 2011.  The increase in SG&A expenses is principally due to $5.6 million of incremental expenses from our acquisitions of Forecast Trading Corporation and the assets of CompressorWorks, Inc., including amortization of intangible assets acquired, $2 million of higher expenses related to the sale of receivables, and $0.5 million of incremental year-over-year postretirement plan costs due to the amortization of gains included in the prior year resulting from plan amendments.

Index

Restructuring and Integration Expenses.  Restructuring and integration expenses increased $0.3 million in the third quarter of 2012 when compared to the third quarter of 2011.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at June 30, 2012	$2,417	$219	$433	$3,069
Restructuring and integration costs:
Amounts provided for during 2012	642	—	—	642
Cash payments	(306)	(13)	(37)	(356)
Exit activity liability at September 30, 2012	$2,753	$206	$396	$3,355

Other Income, Net. Other income, net, increased $0.2 million in the third quarter of 2012 when compared to the third quarter of 2011.  During 2012 and 2011, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2012, we recorded a $0.2 million gain on the sale of land located in the U.K.

Operating Income.  Operating income was $26.7 million in the third quarter of 2012, compared to $22.8 million in the third quarter of 2011.  The year-over-year increase in operating income resulted primarily from higher consolidated net sales, and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses which were principally the result of the incremental expenses from our acquisitions of Forecast Trading Corporation and assets of CompressorWorks, Inc., including amortization of intangible assets acquired, higher expenses related to the sale of receivables, and the impact of incremental year-over-year postretirement plan amortization costs.

Interest Expense.  Interest expense decreased slightly to $0.7 million in the third quarter of 2012, compared to $0.8 million in the third quarter of 2011, as average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our September 2011 amendment to our restated credit agreement, and more than offset the impact of higher average debt balances during the 2012 third quarter due to recent acquisitions.

Income Tax Provision.  The income tax provision in the third quarter of 2012 was $8.5 million at an effective tax rate of 32.8% compared to $8.2 million at an effective tax rate of 36.7% for the same period in 2011.  The effective tax rate in the third quarter of 2012 was favorably impacted by $0.8 million related to certain foreign tax and research and development credits, and production deductions which were finalized during the period.  The effective tax rate in the third quarter of 2011 was favorably impacted by the reversal of previously established reserves of $0.5 million related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for 2007 and prior years.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2012 and 2011 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the third quarters of 2012 and 2011, we recorded a loss of $0.6 million and $1.1 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2012 and 2011 reflects a $0.4 million and $1.3 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2012 and 2011 actuarial studies, as well as legal fees incurred in litigation.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Sales.  Consolidated net sales for the nine months ended September 30, 2012 were $756.6 million, an increase of $56.1 million, or 8%, compared to $700.5 million in the same period of 2011.  Consolidated net sales for the nine months ended September 30, 2012 includes incremental sales of $31 million in Engine Management from our acquisitions of the Engine Control business of BLD Products, Ltd and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively, and $38.4 million in Temperature Control from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

The following table summarizes net sales and gross margins by segment for the nine months ended September 30, 2012 and 2011, respectively:

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2012
Net sales	$511,448	$233,556	$11,557	$756,561
Gross margins	140,555	51,604	9,543	201,702
Gross margin percentage	27.5%	22.1%	—	26.7%

2011
Net sales	$489,305	$201,942	$9,208	$700,455
Gross margins	123,850	47,269	9,694	180,813
Gross margin percentage	25.3%	23.4%	—	25.8%

Engine Management’s net sales increased $22.1 million, or 4.5%, to $511.4 million for the first nine months of 2012.  Included in the first nine months of 2012 are incremental sales of $31 million from our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively.  Excluding the incremental sales from acquisitions, Engine Management’s net sales decreased $8.9 million compared to the first nine months of 2011.  The year-over-year decline in net sales, excluding acquisitions, results primarily from the decline in pipeline orders in the first quarter of 2012 from the significant levels achieved in the first quarter of 2011, as we are seeing a return to a more historical pattern of customer purchases.

Temperature Control’s net sales increased $31.6 million, or 15.7%, to $233.6 million for the first nine months of 2012.  Included in the first nine months of 2012 are incremental sales of $38.4 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales decreased $6.8 million compared to the first nine months of 2011.  The year-over-year decline in net sales, excluding acquisitions, results primarily from the loss of sales from a major customer that began purchasing certain air conditioning parts direct from China.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, for the nine months ended September 30, 2012, increased to 26.7%, as compared to 25.8% during the same period in 2011.  Compared to the first nine months of 2011, gross margins at Engine Management increased 2.2 percentage points from 25.3% to 27.5% while gross margins at Temperature Control decreased 1.3 percentage points from 23.4% to 22.1%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing, manufacturing efficiencies including the increase in manufacturing at our lower cost facilities, and the change in process related to certain incremental customer costs resulting in the recording of these costs as selling expenses rather than as sales deductions.  The gross margin decline in Temperature Control compared to the prior year was primarily the result of lower manufacturing cost absorption, product mix and the impact of the mark-up of inventory to fair value from the CompressorWorks, Inc. acquisition.

Index

Selling, General and Administrative Expenses.  SG&A increased by $20 million to $142.3 million, or 18.8% of consolidated net sales, in the nine months ended September 30, 2012, as compared to $122.3 million, or 17.5% of consolidated net sales, in the same period of 2011.  The increase in SG&A expenses is principally due to $12.2 million of incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and assets of CompressorWorks, Inc., including amortization of intangible assets acquired, $4.1 million of higher expenses related to the sale of receivables, and $5.2 million of incremental year-over-year postretirement plan costs, including the impact of a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans and the amortization of gains of $1.6 million from plan amendments included in SG&A expenses in the nine months ended September 30, 2011.

Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $0.8 million for the nine months ended September 30, 2012, compared to $0.7 million for the same period in 2011.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2011	$2,629	$419	$513	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	760	19	—	779
Non-cash usage, including asset write-downs	(63)	—	—	(63)
Cash payments	(573)	(232)	(117)	(922)
Exit activity liability at September 30, 2012	$2,753	$206	$396	$3,355

Other Income, Net. Other income, net, decreased $0.3 million for the nine months ended September 30, 2012, when compared to the same period in 2011.  During 2012 and 2011, we recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  In addition, in 2012, we recorded a $0.2 million gain on the sale of land located in the U.K. and recognized a $0.5 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $59.1 million in the first nine months of 2012, compared to $58.5 million for the same period in 2011.  The higher year-over-year consolidated net sales and higher gross margins as a percentage of sales were offset by higher SG&A expenses which were principally the result of the incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and assets of CompressorWorks, Inc., including amortization of intangible assets acquired, higher expenses related to the sale of receivables, and the impact of incremental year-over-year postretirement plan costs, including the impact of a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans and the amortization of gains from plan amendments included in SG&A expenses in the nine months ended September 30, 2011.

Interest Expense.  Interest expense decreased by $0.9 million to $2.3 million in the nine months ended September 30, 2012, compared to $3.2 million for the same period in 2011, as average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our September 2011 amendment to our revolving credit facility and the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures, and more than offset the impact of higher average debt balance during the nine months ended September 30, 2012.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2012 was $20.1 million at an effective tax rate of 35.4%, compared to $21.2 million and an effective tax rate of 37.9% for the same period in 2011.  The effective tax rate in the first nine months of 2012 was favorably impacted by $0.8 million related to certain foreign tax and research and development credits, and production deductions which were finalized during the period.  The effective tax rate in the first nine months of 2011 was favorably impacted by the reversal of previously established reserves of $0.5 million related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for 2007 and prior years.

Index

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2012 and 2011 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the nine months ended September 30, 2012 and 2011, we recorded a loss of $1.2 million and $1.7 million from discontinued operations, respectively.  The loss from discontinued operations for the nine months ended 2012 and 2011 reflects a $0.4 million and $1.3 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2012 and 2011 actuarial studies, as well as legal fees incurred in litigation.  As discussed more fully in Note 14 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2011 and September 30, 2012 and activity for the nine months ended September 30, 2012 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	562	217	779
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(667)	(255)	(922)
Exit activity liability at September 30, 2012	$1,802	$1,553	$3,355

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2012, cash provided by operations amounted to $62.9 million compared to $57.3 million in the same period of 2011.  The year-over-year increase in cash provided by operations is primarily the result of the increase in net earnings reflecting higher sales volumes and higher gross margins, the decrease in inventory levels excluding the impact of the asset acquisition of CompressorWorks, Inc., offset, in part, by higher accounts receivable balances, excluding the impact of the asset acquisition of CompressorWorks, Inc.

Investing Activities.  Cash used in investing activities was $46.6 million in the first nine months of 2012, as compared to $31 million in the first nine months of 2011.  Investing activities in 2012 included a cash payment of $38.6 million related to the asset acquisition of CompressorWorks, Inc.  Investing activities in 2011 included a cash payment of $27 million related to the acquisition of the Engine Controls business of BLD Products, Ltd., a $1.3 million cash receipt related to the note issued in connection with the sale of our European distribution business in 2009 and a $1.3 million cash receipt related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships.  Capital expenditures in the first nine months of 2012 were $8 million compared to $6.7 million in the comparable period during the prior year.

Index

Financing Activities.  Cash used in financing activities was $17.6 million in the first nine months of 2012, compared to cash used in financing activities of $22.2 million in the same period of 2011.  The excess cash provided by operations over cash used in investing activities in the first nine months of 2012 was used to pay down borrowings under our revolving credit facility and to purchase $5 million of our common stock.  In the first nine months of 2011, the excess cash provided by operations over cash used in investing activities was used to pay down borrowings under our revolving credit facility, to pay at maturity the principal balance of $12.3 million of our 15% convertible subordinated debentures, and to purchase $3.3 million of our common stock.  Dividends of $6.2 million were paid in the first nine months of 2012 compared to $4.8 million in the comparable period during the prior year.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $118.7 million available for us to borrow pursuant to the formula at September 30, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $60.3 million and $73 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, the weighted average interest rate on our restated credit agreement was 2.01%, which consisted of $59 million in direct borrowings at an interest rate of 1.97% and an index loan of $1.3 million at an interest rate of 4%.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During the nine months ended September 30, 2012, our average daily index loan balance was $5.3 million compared to $5.4 million for the nine months ended September 30, 2011 and $5.7 million for the year ended December 31, 2011.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of September 30, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Index

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

As of September 30, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Pursuant to these agreements, we sold $198.1 million and $508.6 million of receivables during the three months and nine months ended September 30, 2012, respectively, and $159 million and $449.7 million for the comparable periods in 2011.  A charge in the amount of $4.3 million and $10.5 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2012, respectively, and $2.3 million and $6.4 million for the comparable periods in 2011.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

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

Index

The following table summarizes our contractual commitments as of September 30, 2012 and expiration dates of commitments through 2021:

(In thousands)	2012	2013	2014	2015	2016	2017- 2021	Total
Lease obligations	$1,965	$7,827	$5,609	$4,958	$4,313	$2,128	$26,800
Postretirement and pension benefits	433	1,160	1,188	6,911	1,278	56	11,026
Severance payments related to restructuring and integration	438	931	290	86	31	26	1,802
Total commitments	$2,836	$9,918	$7,087	$11,955	$5,622	$2,210	$39,628

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of September 30, 2012, amounts outstanding under our revolving credit facilities were $60.3 million.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At September 30, 2012, the allowance for sales returns was $44.4 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2012, the allowance for doubtful accounts and for discounts was $7.7 million.

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

Index

The valuation allowance of $7.5 million as of September 30, 2012 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

Index

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

Asbestos Reserve.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products. In accordance with our accounting policy, our most recent actuarial study as of August 31, 2012 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058.  As a result, in September 2012 an incremental $0.4 million provision in our discontinued operation was added to the asbestos accrual increasing the reserve to approximately $27.1 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation, are estimated to range from $32.3 million to $57 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operation.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to agreements with insurance carriers for certain asbestos-related claims.

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

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amended the provisions of FASB ASC 350.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the two-step impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us is January 1, 2013.  Early adoption is permitted.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2012, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar.  As of September 30, 2012 and December 31, 2011, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.6% at both September 30, 2012 and December 31, 2011, respectively.

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

During the quarter ended September 30, 2012, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2012, approximately 2,155 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2012, the amounts paid for settled claims are approximately $12.8 million.  We acquired limited insurance coverage up to a fixed amount for the defense and indemnity costs associated with certain asbestos-related claims.  Under the policy currently in effect, we have submitted claims to our insurance carrier and have received $0.9 million in reimbursement for settlement claims and defense costs with a nominal amount remaining under the policy.

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

The most recent actuarial study was performed as of August 31, 2012.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058. The change from the prior year study was a $0.4 million decrease for the low end of the range and a $25 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the past twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  Accordingly, an incremental $0.4 million provision in our discontinued operation was added to the asbestos accrual in September 2012 increasing the reserve to approximately $27.1 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $32.3 million to $57 million during the same period.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: November 2, 2012	/s/ James J. Burke
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