Form 10-K
period 2012-12-31
STANDARD MOTOR PRODUCTS INC
filed 2013-03-08
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2012 (the last business day of registrant’s most recently completed second fiscal quarter) of $14.08 per share held by non-affiliates of the registrant was $263,162,395.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 28, 2013, there were 22,821,307 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 16, 2013.

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

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with an increasing focus on the original equipment service market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack. Our customers also include national program distribution groups, such as Federated Auto Parts Distributors, Inc., Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through private labels, such as CARQUEST®, AutoZone®, Duralast®, O’Reilly® Import Direct® and Master Pro®, NAPA® Echlin®, NAPA® Mileage Plus®, NAPA® Temp Products and NAPA® Belden®.

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

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost countries; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•
Provide Superior Customer Service, Product Availability and Technical Support.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost-effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

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

•
Broaden Our Customer Base.  Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost-effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management and customer collaboration initiatives;
•	relocating manufacturing to our low-cost off-shore plants;

Index

•
maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost countries such as those in Asia;

•	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through potential acquisitions.

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

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new and modified environmental regulations, including fuel-efficiency standards;
•	increase in pricing of new cars;
•	economic and financial market conditions;
•	new car quality and related warranties;
•	change in vehicle scrap rates; and
•	change in average fuel prices.

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing a new automobile, which benefits the automotive aftermarket industry, including suppliers like us.  Recent global economic and financial market conditions adversely affected the volume of new cars and truck sales, which may have benefited the automotive aftermarket.

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

Index

Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2012.  Our two major reportable operating segments are Engine Management and Temperature Control.

	Year Ended December 31,
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$561,827	59.2%	$523,984	59.9%	$478,578	59.0%
Wires and Cables	103,278	10.9%	104,689	12.0%	98,755	12.2%
Total Engine Management	665,105	70.1%	628,673	71.9%	577,333	71.2%

Temperature Control:
Compressors	137,389	14.5%	123,785	14.1%	104,733	12.9%
Other Climate Control
Parts	131,415	13.8%	109,938	12.6%	117,353	14.5%
Total Temperature Control	268,804	28.3%	233,723	26.7%	222,086	27.4%

All Other	15,007	1.6%	12,229	1.4%	11,491	1.4%

Total	$948,916	100%	$874,625	100%	$810,910	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2012.

	Year Ended December 31,
	2012		2011		2010
	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$69,578	$362,824	$56,261	$372,410	$43,410	$323,162
Temperature Control	15,019	132,644	17,699	97,656	13,096	92,732
All Other	(13,166)	81,126	(9,061)	80,656	(9,713)	76,907
Total	$71,431	$576,594	$64,899	$550,722	$46,793	$492,801

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products. We manufacture a full line of engine management replacement parts including, electronic ignition control modules, fuel injectors, ignition wires, voltage regulators, coils, switches, emission sensors, EGR valves, distributor caps and rotors and many other engine management components primarily under our brand names Standard®, BWD®, Intermotor®, OEM®, LockSmart®,  TechSmart® and GP Sorensen®, and through private labels such as CARQUEST®, AutoZone®, Duralast®, O’Reilly® Import Direct® and Master Pro®, NAPA® Echlin®, NAPA® Mileage Plus® and NAPA® Belden®. We are a basic manufacturer of many of the engine management parts we market.  In 2011, we expanded our engine management product lines through two strategic acquisitions.  In April 2011, we acquired the Engine Controls business of BLD Products, Ltd., which manufactured a range of products including fuel pressure regulators, air by-pass valves, idle air control valves and PCV valves.  In October 2011, we acquired all of the capital stock of Forecast Trading Corporation, which distributes a range of engine management products including ignition coils, ignition modules, switches and sensors, and filters.  In addition, our strategy includes sourcing certain materials and products from low cost countries such as those in Asia.  In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 59% of our consolidated net sales in 2012, 60% of our consolidated net sales in 2011 and 59% of our consolidated net sales in 2010.

Index

Computer-Controlled Technology. Nearly all new vehicles are factory-equipped with computer-controlled engine management systems to control ignition, emission and fuel injection systems. The on-board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, injectors, switches and motors to manage engine and vehicle performance. Computer-controlled engine management systems enable the engine to operate with improved fuel efficiency and reduced level of hazardous fumes in exhaust gases.

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

Wire and Cable Products. Wire and cable parts accounted for approximately 11% of our consolidated net sales in 2012 and 12% of our consolidated net sales in 2011 and 2010.  These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

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

Temperature Control Segment

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through private labels such as CARQUEST®, NAPA® Temp Products and Murray®.  The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors, motor/regulator assemblies and windshield washer pumps.  In April 2012, we acquired substantially all the assets of CompressorWorks, Inc. which distributes and manufactures a range of temperature control products including new compressors, fan clutches, and other A/C system and engine cooling products.  Our temperature control products accounted for approximately 28% of our consolidated net sales in 2012 and 27% of our consolidated net sales in 2011 and 2010.

In recent years due to increasing offshore competitive price pressure, our Temperature Control business made several changes within its manufacturing portfolio.  We have outsourced the manufacturing of several major product groups to low cost areas such as those in Asia, and have consolidated excess manufacturing facilities.  In addition, we continue to increase production of remanufactured and new AC compressors in our facility in Reynosa, Mexico, including the volumes of the recently acquired CompressorWorks.

Today’s vehicles are being produced with smaller, more complex and efficient AC system designs. These newer systems are less prone to leak resulting in fewer AC system repairs. Our Temperature Control Segment continues to be a leader in providing superior training to service dealers who require access to up-to-date knowledge in proper maintenance and repair for changing technologies utilized in today’s vehicles. We believe that our training module (HVAC Tips & Techniques) remains one of the most sought-after training clinics in the industry and among professional service dealers.

Index

Financial Information about Our Foreign and Domestic Operations and Export Sales

We sell our line of products primarily in the United States, with additional sales in Canada, Europe, Asia and Latin America. Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$865,861	$791,625	$723,628
Canada	50,215	52,497	51,515
Europe	8,093	9,496	8,296
Other foreign	24,747	21,007	27,471
Total	$948,916	$874,625	$810,910

The table below shows our long-lived assets by geographic area for the three years ended December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$137,240	$125,189	$81,485
Canada	1,658	1,626	1,782
Europe	4,161	2,322	2,314
Other foreign	3,897	3,661	1,168
Total	$146,956	$132,798	$86,749

Sales and Distribution

In the traditional distribution channel, we sell our products to warehouse distributors, who supply auto parts jobber stores, who in turn sell to professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores. In the retail distribution channel, customers buy directly from us and sell directly to technicians and “do-it-yourselfers” through their own stores. Retailers are also consolidating with other retailers and have begun to focus on the commercial market adding additional competition in the “do-it-for-me,” or the professional technician segment of our industry.

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

Index

We believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly-qualified, well-trained sales people dedicated to geographic territories.  Our sales force allows us to provide customer service that we believe is unmatched by our competitors.  We thoroughly train our sales people both in the function and application of our product lines, as well as in proven sales techniques.  Customers, therefore, depend on these sales people as a reliable source for technical information and to assist with sales to stores and professional repair technicians.  We also provide our sales people extensive instruction at our training facility in Irving, Texas and provide an extensive continuing education program that allows our sales force to stay current on troubleshooting and repair techniques.  The continuing education courses along with supplemental web-based training are an integral part of our sales force development strategy.

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

In connection with our sales activities, we offer a variety of strategic customer discounts, allowances and incentives to increase customer purchase of our products.  For example, we offer cash discounts for paying invoices in accordance with the specified discounted terms of the invoice, and we offer pricing discounts based on volume and different product lines purchased from us.  We also offer rebates and discounts to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided.  We believe these discounts, allowances and incentives are a common practice throughout the automotive aftermarket industry, and we intend to continue to offer them in response to competitive pressures and to strategically support the growth of all our products.

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  In 2012, our consolidated net sales to our major market channels consisted of $423.6 million to our retail customers, $378.3 million to our traditional customers, $79.1 million to our OE/OES customers, and $67.9 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for approximately 64% of our consolidated net sales in 2012, 62% of our consolidated net sales in 2011, and 60% of our consolidated net sales in 2010.  During 2012, O’Reilly Automotive, Inc., NAPA Auto Parts, and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control segments.

Competition

We are a leading independent manufacturer and distributor of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn-around time, order fill rate, technical support and price. We believe we differentiate ourselves from our competitors primarily through:

•	a value-added, knowledgeable sales force;
•	extensive product coverage from market leading brands;
•	sophisticated parts cataloguing systems;
•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers; and
•	breadth of manufacturing capabilities.

In the Engine Management business, we are one of the leading independent manufacturers in the United States. Our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, Prestolite and United Components, Inc, Dorman Products, Inc. and several privately-owned companies importing products from Asia.

Index

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

Working Capital Management

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage due to parts and brand proliferation. In response to this, we have made, and continue to make, changes to our inventory management system designed to reduce inventory requirements. We have a pack-to-order distribution system, which permits us to retain slow moving items in a bulk storage state until an order for a specific brand part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also expanded our management system to improve inventory deployment, enhance our collaboration with customers on forecasts and inventory assortments, and further integrate our supply chain both to customers and suppliers.

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

Index

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

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality and low cost supply of key components for each product line, we continue to develop our own sources through an internal manufacturing capacity.  We are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially affect our business or results of operations.  In addition, in August 2012, the SEC adopted a new rule requiring us to provide disclosure regarding the use of specified minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products, and may impose additional costs on us associated with complying with the disclosure requirements.

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

Employees

As of December 31, 2012, we employed approximately 3,500 people, with 2,100 people in the United States and 1,400 people in Mexico, Canada, Europe and Hong Kong.  Of the 3,500 people employed, approximately 1,700 are production employees. We operate primarily in non-union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 75 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2015.  We also have union relationships in Mexico with agreements negotiated at various intervals. The current union agreements in Mexico cover 843 employees and expire in January 2014.

We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.

Index

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

Our five largest individual customers, including members of a marketing group, accounted for approximately 64% of our consolidated net sales in 2012, 62% of our consolidated net sales in 2011, and 60% of our consolidated net sales in 2010.  During 2012, O’Reilly Automotive, Inc., NAPA Auto Parts, and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Robert Bosch Corporation, Visteon Corporation, NGK/NTK, General Cable, United Components, Inc., Dorman Products, Inc. and several privately-owned companies importing products from Asia.   In the Temperature Control Segment, we compete with ACDelco, Delphi Automotive PLC, Denso Corporation, Sanden International, Inc., Continental AG and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do.  These factors may allow our competitors to:

Index

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

Index

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

Index

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2012. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058.  The change from the prior year study was a $0.4 million decrease for the low end of the range and a $25 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the past twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  Accordingly, an incremental $0.4 million provision in our discontinued operation was added to the asbestos accrual in September 2012 increasing the reserve to approximately $27.1 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $32.3 million to $57 million during the same period.

At December 31, 2012, approximately 2,140 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2012, the amounts paid for settled claims are approximately $13.4 million. A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

Index

Risks Related to Liquidity

Our significant indebtedness could negatively affect our financial health.

We have a significant amount of indebtedness. As of December 31, 2012, our total outstanding indebtedness was $40.6 million. We have an existing revolving bank credit facility of $200 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility. As of December 31, 2012, we had $40.4 million of outstanding indebtedness and approximately $111.9 million of availability under this revolving credit facility. Our significant indebtedness could:

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

Index

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

Recent global economic and financial markets conditions, including severe disruptions in the credit markets, the potential for a significant and prolonged global economic recession, and a global increase in commodity prices, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with whom we do business.  For example, end users may put off discretionary repairs or, as a result of increases in average fuel prices, drive less miles thereby resulting in less need for our products.  Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial market conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

In August 2012, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a new rule requiring us to provide disclosure regarding the use of specified minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. The new rules require us to engage in due diligence efforts for the 2013 calendar year, with initial disclosures required no later than May 31, 2014, and subsequent disclosures required no later than May 31 of each following year. The new rule could affect the sourcing and availability of such minerals used in the manufacture of our products as the number of suppliers who provide conflict-free minerals may be limited. In addition, we expect to incur additional costs and expenses in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free and/or we are unable to alter our products, processes or sources of supply to avoid such materials. We may also face difficulties in satisfying customers who may require that our products be certified as having conflict-free minerals, which could place us at a competitive disadvantage if we are unable to do so and lead to a loss of revenue.

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

Index

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. One of our facilities is currently undergoing testing for potential environmental remediation, and our reserve balance related to the environmental clean-up at this facility is $1.6 million at December 31, 2012.  The testing and any environmental remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new and modified environmental regulations, including fuel-efficiency standards, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2012.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Ocala	FL	Manufacturing (Ignition)	20,000	Owned
Orlando	FL	Manufacturing (Ignition)	50,600	2017
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution (Wire)	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	74,800	2018
Greenville	SC	Manufacturing (Ignition)	184,500	Owned
Disputanta	VA	Distribution (Ignition)	411,000	Owned
Reynosa	Mexico	Manufacturing (Wire)	100,000	2014
Reynosa	Mexico	Manufacturing (Ignition)	153,000	2013

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2016
Grapevine	TX	Manufacturing	180,000	Owned
Dallas	TX	Manufacturing and Distribution	90,000	2014
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Remanufacturing (Compressors)	82,000	2013
Reynosa	Mexico	Manufacturing	45,000	2014

		Europe

Bialystok	Poland	Manufacturing (Ignition)	60,300	2022

		Other

Mississauga	Canada	Administration and Distribution (Ignition, Wire, Temperature Control)	128,400	2016
Irving	TX	Training Center	13,400	2016

The real property that we own in Indiana, Kansas, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility.

Index

ITEM 3.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2012, approximately 2,140 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2012, the amounts paid for settled claims are approximately $13.4 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Index

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATEDSTOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITYSECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the NYSE and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2012:
First Quarter	$25.91	$17.29	$0.09
Second Quarter	17.70	11.94	0.09
Third Quarter	19.70	13.30	0.09
Fourth Quarter	22.45	16.57	0.09
Fiscal Year ended December 31, 2011:
First Quarter	$14.39	$10.87	$0.07
Second Quarter	15.56	12.34	0.07
Third Quarter	16.34	10.25	0.07
Fourth Quarter	20.87	12.06	0.07

The last reported sale price of our common stock on the NYSE on February 28, 2013 was $24.73 per share.  As of February 28, 2013, there were 489 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our current practice is to pay dividends on a quarterly basis.  In January 2013, our Board voted to increase our quarterly dividend to a rate of $0.11 per share per quarter.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2012.

Index

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2007 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2007	100	100	100
2008	46	63	47
2009	112	80	73
2010	184	92	114
2011	275	94	100
2012	311	109	100

* Source: Standard & Poor’s

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2012.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this
Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$948,916	$874,625	$810,910	$735,424	$775,241
Gross profit	259,669	229,147	207,606	177,224	184,156
Goodwill and intangible asset impairment charges (1) (2)	—	—	—	—	(39,387)
Operating income (loss)	71,431	64,899	46,793	17,631	(16,837)
Earnings (loss) from continuing operations	42,969	64,327	24,700	5,906	(21,098)
Loss from discontinued operations, net of tax	(1,616)	(1,926)	(2,740)	(2,423)	(1,796)
Net earnings (loss) (3) (4)	41,353	62,401	21,960	3,483	(22,894)
Per Share Data:
Earnings (loss) from continuing operations:
Basic	$1.88	$2.82	$1.10	$0.31	$(1.14)
Diluted	1.86	2.78	1.09	0.31	(1.14)
Earnings (loss) per common share:
Basic	1.81	2.74	0.97	0.18	(1.24)
Diluted	1.79	2.70	0.97	0.18	(1.24)
Cash dividends per commonshare	0.36	0.28	0.20	—	0.36
Other Data:
Depreciation and amortization	$16,466	$14,145	$13,574	$14,354	$14,700
Capital expenditures	11,811	11,037	10,806	7,174	10,500
Dividends	8,215	6,381	4,508	—	6,653
Cash Flows Provided By (Used In):
Operating activities	$93,560	$75,307	$28,078	$102,296	$47,136
Investing activities	(49,912)	(75,890)	(7,888)	(11,151)	22,064
Financing activities	(42,787)	566	(19,413)	(91,477)	(68,372)
Balance Sheet Data (at period end):
Cash and cash equivalents	$13,074	$10,871	$12,135	$10,618	$6,608
Working capital	196,381	172,106	169,875	159,591	104,599
Total assets	576,594	550,722	492,801	484,459	575,027
Total debt	40,648	73,299	65,596	76,405	194,157
Long-term debt (excluding current portion)	75	190	307	17,908	273
Stockholders’ equity	307,587	271,953	209,883	193,878	163,545

Index

Notes to Selected Financial Data

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

(3)
We recorded an after tax gain (charge) of $(1.6) million, $(1.9) million, $(2.7) million, $(2.4) million, and $(1.8) million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.  Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

(4)
In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three year period ended December 31, 2012.

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with an increasing focus on the original equipment service market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack. Our customers also include national program distribution groups, such as Federated Auto Parts Distributors, Inc., Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through private labels, such as CARQUEST®, AutoZone®, Duralast®, O’Reilly® Import Direct® and Master Pro®, NAPA® Echlin®, NAPA® Mileage Plus®, NAPA® Temp Products and NAPA® Belden®.

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

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost countries; and

Index

•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•
Provide Superior Customer Service, Product Availability and Technical Support.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost-effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

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

•
Broaden Our Customer Base.  Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost-effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management and customer collaboration initiatives;
•	relocating manufacturing to our low-cost off-shore plants;
•
maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost countries such as those in Asia;

•	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company-wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through potential acquisitions.

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

Index

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new and modified environmental regulations, including fuel-efficiency standards;
•	increase in pricing of new cars;
•	economic and financial market conditions;
•	new car quality and related warranties;
•	change in vehicle scrap rates; and
•	change in average fuel prices.

During periods of economic decline or weakness, more automobile owners may choose to repair their current automobiles using replacement parts rather than purchasing a new automobile, which benefits the automotive aftermarket industry, including suppliers like us.  Recent global economic and financial market conditions adversely affected the volume of new cars and truck sales, which may have benefited the automotive aftermarket.

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

Inventory Management. We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installer error. In addition to warranty returns, we also permit our customers to return products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. We accrue for overstock returns as a percentage of sales, after giving consideration to recent returns history.

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

Index

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

Comparison of Fiscal Years 2012 and 2011

Sales.  Consolidated net sales for 2012 were $ 948.9 million, an increase of $74.3 million, or 8.5%, compared to $874.6 million in the same period of 2011.  Consolidated net sales for the year ended December 31, 2012 includes incremental sales of $33.5 million in Engine Management from our acquisitions of the Engine Control business of BLD Products, Ltd and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively, and $44.3 million in Temperature Control from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2012 and 2011, respectively:

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2012
Net sales	$665,105	$268,804	$15,007	$948,916
Gross margins	187,776	58,583	13,310	259,669
Gross margin percentage	28.2%	21.8%	—%	27.4%

2011
Net sales	$628,673	$233,723	$12,229	$874,625
Gross margins	160,930	54,848	13,369	229,147
Gross margin percentage	25.6%	23.5%	—%	26.2%

Engine Management’s net sales increased $36.4 million, or 5.8%, to $665.1 million for 2012.  Included in the year end December 31, 2012 net sales are incremental sales of $33.5 million from our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively.  Excluding the incremental sales from acquisitions, Engine Management’s net sales increased $2.9 million compared to 2011.

Temperature Control’s net sales increased $35.1 million, or 15%, to $268.8 million for 2012.  Included in the year end 2012 net sales are incremental sales of $44.3 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales decreased $9.2 million compared to 2011.  The year-over-year decline in net sales, excluding acquisitions, results primarily from the loss of sales from a major customer that began purchasing certain air conditioning parts direct from China.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased by 1.2 percentage points to 27.4% in 2012 from 26.2% in 2011.  Gross margins at Engine Management increased 2.6 percentage points from 25.6% to 28.2% while gross margins at Temperature Control decreased 1.7 percentage points from 23.5% to 21.8%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing, manufacturing efficiencies including the increase in manufacturing at our lower cost facilities, and the change in process related to certain incremental customer costs resulting in the recording of these costs as selling expenses rather than as sales deductions.  The gross margin percentage decline in Temperature Control compared to the prior year was primarily the result of lower manufacturing cost absorption, product mix and the impact of the mark-up of inventory to fair value from the CompressorWorks, Inc. acquisition.

Index

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) increased by $23.7 million to $187.5 million or 19.8% of consolidated net sales in 2012, as compared to $163.8 million or 18.7% of consolidated net sales in 2011.  The increase in SG&A expenses is principally due to $13.9 million of incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and assets of CompressorWorks, Inc., including amortization of intangible assets acquired, $5.3 million of higher expenses related to the sale of receivables, and $5.4 million of incremental year-over-year postretirement plan costs, including the impact of a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans and the amortization of gains of $1.8 million from plan amendments included in SG&A expenses in 2011.

Restructuring and Integration Expenses.  Restructuring and integration expenses increased slightly to $1.4 million in 2012 compared to $1.3 million in 2011.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2011	$2,629	$419	$513	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	1,413	24	—	1,437
Non-cash usage, including asset write-downs	(63)	—	—	(63)
Cash payments	(776)	(240)	(140)	(1,156)
Exit activity liability at December 31, 2012	$3,203	$203	$373	$3,779

Other Income, Net.  Other income, net was $0.7 million in 2012 compared to $0.9 million for the year ended December 31, 2011.  During 2012 and 2011, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  In addition, in 2012 we recorded a $0.2 million gain on the sale of land located in the U.K. and incurred an additional $0.5 million loss on the disposal of certain machinery and equipment compared to 2011.

Operating Income.  Operating income was $71.4 million in 2012, compared to $64.9 million in 2011.  The higher year-over-year consolidated net sales and higher gross margins as a percentage of consolidated net sales were offset by higher SG&A expenses which were principally the result of the incremental expenses from our acquisitions of the Engine Controls business of BLD Products, Ltd., Forecast Trading Corporation and assets of CompressorWorks, Inc., including amortization of intangible assets acquired, higher expenses related to the sale of receivables, and the impact of incremental year-over-year postretirement plan costs, including the impact of a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans and the amortization of gains from plan amendments included in SG&A expenses in 2011.

Other Non-Operating Income (Expense), Net.  Other non-operating expense, net was $0.7 million in 2012 compared to other non-operating income, net of $3.4 million for the year ended December 31, 2011.  Other non-operating expense, net in 2012 includes a fair market value adjustment for the option provided to the buyers of our European business in November 2009 to purchase 20% of our SMP Poland subsidiary.  Other operating income, net in 2011 includes a pre-tax gain of $2.5 million related to the sale of our 50% equity ownership investment in a joint venture located in Europe.

Index

Interest Expense. Interest expense decreased by $1 million to $2.8 million in 2012 compared to interest expense of $3.8 million in 2011 as average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our September 2011 amendment to our revolving credit facility and the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures.

Income Tax Provision.  The income tax provision for 2012 was $25 million at an effective tax rate of 36.8%, compared to $0.1 million in 2011.  The effective tax rate in 2012 was favorably impacted by $0.8 million related to certain foreign tax and research and development credits, and production deductions which were finalized during the year.

In December 2011, we realized a one-time non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it was more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, would be realized and as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  In addition, the income tax provision in 2011 was favorably impacted by the reversal of previously established reserves of $0.5 million related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2007 and prior tax years.  For further information, see Note 15 of the notes to our consolidated financial statements.

Loss from Discontinued Operations, Net of Income Tax Benefit.  Loss from discontinued operations, net of tax, reflects adjustments made to our indemnity liability in line with information contained in actuarial studies obtained in August 2012 and 2011 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  We recorded a loss of $1.6 million and $1.9 million, both net of tax, from discontinued operation for 2012 and 2011, respectively.  The loss for 2012 and 2011 reflects a $0.4 million and $1.3 million pre-tax adjustment, respectively, to increase our indemnity liability in line with the August 2012 and 2011 actuarial studies, as well as legal fees incurred.  As discussed more fully in Note 18 of the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index

Comparison of Fiscal Years 2011 and 2010

Sales.  Consolidated net sales for 2011 were $874.6 million, an increase of $63.7 million, or 7.9%, compared to $810.9 million in the same period of 2010.  Consolidated net sales increased primarily due to higher traditional and retail market sales in both our Engine Management and Temperature Control segments.  Revenues remained strong as our customers had increased purchases to meet demand as consumers had continued to maintain their existing vehicles for a longer period of time.

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

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses (“SG&A”) increased by $4.4 million to $163.8 million or 18.7% of consolidated net sales in 2011, as compared to $159.4 million or 19.7% of consolidated net sales in 2010.  The increase in SG&A expenses was due primarily to sales volume related increases to selling, marketing and distribution expenses and a $2 million increase in expenses related to the sale of receivables, partially offset by a $3.6 million curtailment gain related to changes made to our domestic and Canadian postretirement plans.

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

Index

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2010	$6,550	$1,190	$915	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	1,102	242	—	1,344
Non-cash usage, including asset write-downs	(736)	—	—	(736)
Cash payments	(4,287)	(1,013)	(402)	(5,702)
Exit activity liability at December 31, 2011	$2,629	$419	$513	$3,561

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

Operating Income.  Operating income was $64.9 million in 2011, compared to $46.8 million in 2010.  The increase of $18.1 million was due primarily to stronger traditional and retail market sales within our Engine Management and Temperature Control segments, the increase in gross margins as a percentage of consolidated net sales, lower restructuring and integration expenses, and the $3.6 million curtailment gain recorded as a result of our postretirement plan amendments offset, in part, by sales volume related increases to selling, marketing, and distribution expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $3.4 million in 2011 compared to $0.4 million for the year ended December 31, 2010.  During 2011, we sold our 50% equity ownership investment in a joint venture located in Europe, resulting in a pre-tax gain of $2.5 million.

Interest Expense. Interest expense decreased by $3.3 million to $3.8 million in 2011 compared to interest expense of $7.1 million in 2010 as average borrowings and interest rates declined year-over-year.  This decrease included the impact of the April 2011 maturity of the $12.3 million principal amount of the 15% convertible subordinated debentures and the July 2010 prepayment of the remaining $5.1 million outstanding principal amount of the 15% unsecured promissory notes.

Income Tax Provision.  The income tax provision for 2011 was $0.1 million compared to $15.4 million in 2010.  In December 2011, we realized a one-time non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it is more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, would be realized and as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  The remaining valuation allowance of $7.8 million as of December 31, 2011 was intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.

In addition, the income tax provision in 2011 and 2010 was favorably impacted by the reversal of previously established reserves of $0.5 million and $1.1 million, respectively, related to certain business combinations and foreign transfer pricing as a result of the expiration of the statue of limitations for the 2007 and prior tax years.  For further information, see Note 15 of the notes to our consolidated financial statements.

Index

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

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2012 and 2011, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	430	914	1,344
Non-cash usage, including asset write-downs	—	(736)	(736)
Cash payments	(4,743)	(959)	(5,702)
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Amounts provided for during 2012	1,210	227	1,437
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(891)	(265)	(1,156)
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities.  During 2012, cash provided by operations was $93.6 million, compared to cash provided by operations of $75.3 million in 2011.  The year-over-year increase of $18.3 million in cash provided by operations is primarily the result of enhanced working capital management which resulted in a decrease in accounts receivable balances, and higher year-over-year accounts payable, sundry payables and accrued expense balances.

During 2011, cash provided by operations was $75.3 million, compared to cash provided by operations of $28.1 million in 2010.  The $47.2 million increase in operating cash flow was primarily the result of the increase in net earnings reflecting higher sales volumes, the year-over-year change in inventory levels and the increased impact of our factoring program on our accounts receivable.

Investing Activities.  Cash used in investing activities was $49.9 million in 2012, compared to cash used in investing activities of $75.9 million in 2011.  Investing activities in 2012 included a cash payment of $38.6 million related to the asset acquisition of CompressorWorks, Inc.

Cash used in investing activities in 2011 included cash payments of $27 million and $44 million related to the acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, respectively, cash receipts of $1.3 million related to the note issued in connection with the sale of our European distribution business in 2009, and cash receipts of $3 million and $1.3 million related to the sale of our 50% equity ownership investment in a joint venture in Europe and the note issued in connection with the divestiture in 2008 of certain of our joint venture equity ownerships, respectively.  Capital expenditures in 2012 were $11.8 million compared to $11 million in the comparable period last year.

Index

Cash used in investing activities was $75.9 million in 2011, compared to cash used in investing activities of $7.9 million in 2010.  Cash used in investing activities in 2010 included cash receipts of $2.4 million related to the note issued in connection with the divestiture of certain of our joint venture equity ownerships and cash proceeds of $2.6 million from the sale of our Wilson, North Carolina building, our Reno, Nevada building, and the sale of vacant land at one of our locations in the U.K.  In addition, investing activities in 2010 included a $2 million payment related to the acquisition of certain product lines by our Temperature Control Segment.  Capital expenditures in 2011 were $11 million compared to $10.8 million in the comparable period of the last year.

Financing Activities.  Cash used in financing activities was $42.8 million in 2012, compared to cash provided by financing activities of $0.6 million in 2011 and cash used in financing activities of $19.4 million in 2010.  The excess cash provided by operations over cash used in investing activities in 2012 was used to pay down borrowings under our revolving credit facility and to purchase $5 million of our common stock.

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

Dividends of $8.2 million, $6.4 million and $4.5 million were paid in 2012, 2011 and 2010, respectively.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $111.9 million available for us to borrow pursuant to the formula at December 31, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $40.4 million and $73 million at December 31, 2012 and 2011, respectively.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During 2012 and 2011, our average daily index loan balance was $6.1 million and $5.7 million, respectively.

Index

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

As of December 31, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Pursuant to these agreements, we sold $663.7 million and $566.2 million of receivables for the years ended December 31, 2012 and 2011, respectively.  A charge in the amount of $13.7 million, $8.4 million and $6.4 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the years ended December 31, 2012 and 2011, we repurchased 68,250 shares and 322,250 shares, respectively, of our common stock at a total cost of $0.9 million and $4.1 million, respectively.  No stock repurchases remain available under the 2011 program as the entire $5 million was utilized.

Index

In May 2012, our Board of Directors authorized the purchase of up to an additional $5 million of our common stock under a stock repurchase program.  Under this program, during the year ended December 31, 2012 we repurchased 312,527 shares of our common stock at a total cost of $4.1 million, leaving approximately $0.9 million available for future stock repurchases under the program.  Restrictive covenants under our revolving credit facility prohibited any such further purchases in 2012.

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

The following table summarizes our contractual commitments as of December 31, 2012 and expiration dates of commitments through 2022:

(In thousands)	2013	2014	2015	2016	2017	2018- 2022	Total
Lease obligations	$8,419	$7,001	$5,122	$4,455	$2,483	$2,762	$30,242
Postretirement and pension benefits	1,980	1,187	6,909	1,268	62	198	11,604
Severance payments related to restructuring and integration	1,414	474	204	82	52	—	2,226
Total commitments	$11,813	$8,662	$12,235	$5,805	$2,597	$2,960	$44,072

Indebtedness under our revolving credit facilities of $40.4 million as of December 31, 2012 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the notes to our consolidated financial statements. You should be aware that preparation of our consolidated annual and quarterly financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurance that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

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

Index

Inventory Valuation.  Inventories are valued at the lower of cost or market.  Cost is determined on the first-in, first-out basis.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of lower of cost or market value of inventory are determined at the reporting unit level and are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.

We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors.  The production of air conditioning compressors involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers or from returns pursuant to an exchange program with customers.  Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory the used core exchanged at standard cost through a credit to cost of sales when it is actually received from the customer.

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At December 31, 2012, the allowance for sales returns was $29 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2012, the allowance for doubtful accounts and for discounts was $6.1 million.

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

Index

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

In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it is more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, will be realized and, as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  The valuation allowance of $7.2 million as of December 31, 2012 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $44.3 million as of December 31, 2012, which is net of the remaining valuation allowance.

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

Index

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

Index

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

Other Loss Reserves. We have other loss exposures, for such matters as product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment of risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities.

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  As a result of the adoption of this standard, we have eliminated the presentation of other comprehensive income in our consolidated statements of changes in stockholders’ equity and have instead presented other comprehensive income in a new statement, consolidated statements of comprehensive income, which immediately follows our consolidated statements of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which indefinitely defers the requirement in FASB ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  The adoption of this standard did not impact the manner in which we present reclassification adjustments from other comprehensive income.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the provisions of FASB ASC 220, Comprehensive Income.  The amendments in this update supercede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASU 2011-05 and ASU 2011-12.  The amendment requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2012, which for us is January 1, 2013, and interim periods within those annual periods.  We do not anticipate that the adoption of FASB ASU 2013-02 will have a material effect on our consolidated financial statements and disclosures.

Index

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), that amended the provisions of FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us was January 1, 2012.  We considered this new standard when conducting our annual impairment test of goodwill.

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian dollar, the Euro, the Polish zloty, the Mexican Peso and the Hong Kong dollar.  As of December 31, 2012, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign-currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2012, we had approximately $40.6 million in loans and financing outstanding, of which approximately $0.2 million bear interest at fixed interest rates and approximately $40.4 million bear interest at variable rates of interest.  We invest our excess cash in highly liquid short-term investments. Our percentage of variable rate debt to total debt was 99.5% and 99.6% at December 31, 2012 and 2011, respectively.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.5 million negative impact on our earnings or cash flows.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2012 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER REPORTING

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited Standard Motor Products, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

/s/ KPMG LLP
New York, New York
March 8, 2013

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 8, 2013

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except share and per share data)
Net sales	$948,916	$874,625	$810,910
Cost of sales	689,247	645,478	603,304
Gross profit	259,669	229,147	207,606
Selling, general and administrative expenses	187,495	163,845	159,433
Restructuring and integration expenses	1,437	1,344	3,502
Other income, net	694	941	2,122
Operating income	71,431	64,899	46,793
Other non-operating income (expense), net	(696)	3,370	425
Interest expense	2,788	3,821	7,127
Earnings from continuing operations before taxes	67,947	64,448	40,091
Provision for income taxes	24,978	121	15,391
Earnings from continuing operations	42,969	64,327	24,700
Loss from discontinued operations, net of income tax benefit of $1,077, $1,284 and $1,826	(1,616)	(1,926)	(2,740)
Net earnings	$41,353	$62,401	$21,960
Net earnings per common share – Basic:
Earnings from continuing operations	$1.88	$2.82	$1.10
Discontinued operations	(0.07)	(0.08)	(0.13)
Net earnings per common share – Basic	$1.81	$2.74	$0.97
Net earnings per common share – Diluted:
Earnings from continuing operations	$1.86	$2.78	$1.09
Discontinued operations	(0.07)	(0.08)	(0.12)
Net earnings per common share – Diluted	$1.79	$2.70	$0.97
Dividends declared per share	$0.36	$0.28	$0.20
Average number of common shares	22,812,077	22,794,606	22,556,858
Average number of common shares and dilutive common shares	23,050,340	23,228,345	22,634,062

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net earnings	$41,353	$62,401	$21,960
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,585	(1,512)	775
Pension and postretirement plans:
Amortization of:
Prior service benefit	(4,784)	(6,402)	(8,920)
Unrecognized loss	3,096	2,376	1,360
Plan amendment adjustment	—	14,415	—
Curtailment	—	(3,647)	—
Unrecognized amounts	33	20	(1,757)
Foreign currency exchange rate changes	14	(7)	15
Income tax related to pension and postretirement plans	636	(2,660)	3,768
Pension and postretirement plans, net of tax	(1,005)	4,095	(5,534)
Total other comprehensive income (loss), net of tax	580	2,583	(4,759)
Comprehensive income	$41,933	$64,984	$17,201

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,074	$10,871
Accounts receivable, less allowances for discounts and doubtful accounts of $6,124 and $6,709 in 2012 and 2011, respectively	98,565	104,115
Inventories, net	267,468	248,097
Deferred income taxes	33,258	32,199
Prepaid expenses and other current assets	6,188	5,705
Total current assets	418,553	400,987

Property, plant and equipment, net	64,422	64,039
Goodwill	35,827	26,124
Other intangibles, net	36,546	31,718
Deferred incomes taxes	11,085	16,937
Other assets	10,161	10,917
Total assets	$576,594	$550,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$40,453	$73,000
Current portion of long-term debt	120	109
Accounts payable	62,283	50,880
Sundry payables and accrued expenses	41,723	33,409
Accrued customer returns	29,033	25,074
Accrued rebates	27,349	22,373
Payroll and commissions	21,211	24,036
Total current liabilities	222,172	228,881

Long-term debt	75	190
Other accrued liabilities	21,650	23,557
Accrued asbestos liabilities	25,110	26,141
Total liabilities	269,007	278,769

Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares in 2012 and 2011	47,872	47,872
Capital in excess of par value	82,348	79,789
Retained earnings	186,693	153,555
Accumulated other comprehensive income	3,879	3,299
Treasury stock - at cost (1,117,104 shares and 1,116,155 shares in 2012 and 2011, respectively)	(13,205)	(12,562)
Total stockholders’ equity	307,587	271,953
Total liabilities and stockholders’ equity	$576,594	$550,722

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$41,353	$62,401	$21,960
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,466	14,145	13,574
Increase (decrease) to allowance for doubtful accounts	(728)	(484)	502
Increase to inventory reserves	4,921	4,504	7,403
Loss from sale of European distribution business	—	—	79
Amortization of deferred gain on sale of buildings	(1,048)	(1,048)	(1,048)
Gain on disposal of property, plant and equipment	(241)	(35)	(1,153)
Equity income from and gain on the sale of joint ventures	—	(2,826)	(97)
Employee Stock Ownership Plan allocation	3,865	2,514	1,633
Stock-based compensation	2,358	2,025	1,494
Decrease in deferred income taxes	5,462	11,971	8,541
Decrease in unrecognized tax benefit	—	(454)	(1,084)
Decrease in tax valuation allowance	(669)	(21,625)	(353)
Loss on discontinued operations, net of tax	1,616	1,926	2,740
Change in assets and liabilities:
Decrease in accounts receivable	15,393	9,595	19,336
Decrease (increase) in inventories	(1,556)	2,500	(47,952)
Decrease (increase) in prepaid expenses and other current assets	(659)	748	(702)
Increase (decrease) in accounts payable	3,287	(3,105)	(1,542)
Increase in sundry payables and accrued expenses	6,837	4,026	7,975
Net changes in other assets and liabilities	(3,097)	(11,471)	(3,228)
Net cash provided by operating activities	93,560	75,307	28,078
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	19	45	11
Net cash received from the sale of land and buildings	474	—	2,559
Divestiture of European distribution business	—	1,317	—
Divestiture of joint ventures	—	4,317	2,372
Capital expenditures	(11,811)	(11,037)	(10,806)
Acquisitions of businesses and assets, net of cash acquired	(38,594)	(70,532)	(2,024)
Net cash used in investing activities	(49,912)	(75,890)	(7,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under (repayments of) line-of-credit agreements	(32,547)	20,113	(5,543)
Purchase of treasury stock	(4,999)	(4,136)	—
Principal payments of long-term debt and capital lease obligations	(105)	(12,410)	(5,421)
Increase (decrease) in overdraft balances	2,387	645	(2,920)
Proceeds from exercise of employee stock options	349	2,563	52
Excess tax benefits related to the exercise of employee stock grants	343	501	97
Adjustment to costs related to issuance of common stock	—	—	36
Payments of debt issuance costs	—	(329)	(1,206)
Dividends paid	(8,215)	(6,381)	(4,508)
Net cash provided by (used in) financing activities	(42,787)	566	(19,413)
Effect of exchange rate changes on cash	1,342	(1,247)	740
Net increase (decrease) in cash and cash equivalents	2,203	(1,264)	1,517
CASH AND CASH EQUIVALENTS at beginning of year	10,871	12,135	10,618
CASH AND CASH EQUIVALENTS at end of year	$13,074	$10,871	$12,135
Supplemental disclosure of cash flow information: Cash paid during the year for:
Interest	$1,636	$2,775	$5,387
Income taxes	$16,087	$12,354	$2,173

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2009	$47,872	$77,238	$80,083	$5,475	$(16,790)	$193,878
Net earnings	—	—	21,960	—	—	21,960
Other comprehensive income	—	—	—	(4,759)	—	(4,759)
Cash dividends paid ($0.20 per share)	—	—	(4,508)	—	—	(4,508)
Adjustment to costs related to issuance of common stock	—	36	—	—	—	36
Stock-based compensation and related tax benefits	—	440	—	—	1,149	1,589
Stock options exercised and related tax benefits	—	6	—	—	48	54
Employee Stock Ownership Plan	—	(249)	—	—	1,882	1,633

BALANCE AT DECEMBER 31, 2010	47,872	77,471	97,535	716	(13,711)	209,883
Net earnings	—	—	62,401	—	—	62,401
Other comprehensive income	—	—	—	2,583	—	2,583
Cash dividends paid ($0.28 per share)	—	—	(6,381)	—	—	(6,381)
Purchase of treasury stock	—	—	—	—	(4,136)	(4,136)
Stock-based compensation and related tax benefits	—	1,136	—	—	1,056	2,192
Stock options exercised and related tax benefits	—	634	—	—	2,263	2,897
Employee Stock Ownership Plan	—	548	—	—	1,966	2,514

BALANCE AT DECEMBER 31, 2011	47,872	79,789	153,555	3,299	(12,562)	271,953
Net earnings	—	—	41,353	—	—	41,353
Other comprehensive income	—	—	—	580	—	580
Cash dividends paid ($0.36 per share)	—	—	(8,215)	—	—	(8,215)
Purchase of treasury stock	—	—	—	—	(4,999)	(4,999)
Stock-based compensation and related tax benefits	—	584	—	—	2,010	2,594
Stock options exercised and related tax benefits	—	136	—	—	320	456
Employee Stock Ownership Plan	—	1,839	—	—	2,026	3,865

BALANCE AT DECEMBER 31, 2012	$47,872	$82,348	$186,693	$3,879	$(13,205)	$307,587

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

Use of Estimates

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, pensions and other postretirement benefits, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2012 presentation.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories are valued at the lower of cost (determined by means of the first-in, first-out method) or market.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market are determined at the reporting unit level and are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We provided for an inventory reserve of $41.9 million and $39.5 million as of December 31, 2012 and 2011, respectively.

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

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized in other assets and amortized over the life of the related financing arrangements.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the statement of operations under the caption other non-operating income, net.

Retirement and Post-Retirement Medical Benefits

The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate participant plan benefits employees earn while working as well as the present value of those benefits.  Inherent in these valuations are financial assumptions including discount rates at which liabilities can be settled, rates of increase of health care costs as well as employee demographic assumptions such as retirement patterns, mortality and turnover.  Management reviews these assumptions annually with its actuarial advisors.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants.  Benefits are determined primarily based upon employees’ length of service.  We recognize the underfunded or overfunded status of a defined benefit pension and postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.

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

The valuation allowance of $7.2 million as of December 31, 2012 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $44.3 million as of December 31, 2012, which is net of the remaining valuation allowance.

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

	2012	2011	2010
	(In thousands)
Weighted average common shares outstanding – Basic	22,812	22,795	22,557
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance shares	231	197	77
Dilutive effect of stock options	7	2	—
Dilutive effect of convertible debentures	—	234	—
Weighted average common shares outstanding – Diluted	23,050	23,228	22,634

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2012	2011	2010
	(In thousands)
Stock options and restricted shares	222	214	449
15% Convertible debentures	—	—	820

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S. We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers, including members of a marketing group, accounted for approximately 64% of our consolidated net sales in 2012, 62% of our consolidated net sales in 2011, and 60% of our consolidated net sales in 2010.  During 2012, O’Reilly Automotive, Inc., NAPA Auto Parts, and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively. Net sales from each of the customers were reported in both our Engine Management and Temperature Control segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2012 and 2011 were uninsured.  Foreign cash balances at December 31, 2012 and 2011 were $12.9 million and $8.6 million, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  In accordance with the amendment an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  Additionally, reclassification adjustments from other comprehensive income to net income will be presented on the face of the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  As a result of the adoption of this standard, we have eliminated the presentation of other comprehensive income in our consolidated statements of changes in stockholders’ equity and have instead presented other comprehensive income in a new statement, consolidated statements of comprehensive income, which immediately follows our consolidated statements of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which indefinitely defers the requirement in FASB ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  During the deferral period, entities will still need to comply with the existing requirements for the presentation of reclassification adjustments. The amendment is effective for annual reporting periods beginning after December 15, 2011, which for us was January 1, 2012 with full retrospective application required.  The adoption of this standard did not impact the manner in which we present reclassification adjustments from other comprehensive income.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the provisions of FASB ASC 220, Comprehensive Income.  The amendments in this update supercede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASU 2011-05 and ASU 2011-12.  The amendment requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2012, which for us is January 1, 2013, and interim periods within those annual periods.  We do not anticipate that the adoption of FASB ASU 2013-02 will have a material effect on our consolidated financial statements and disclosures.

Goodwill Impairment Testing

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), that amended the provisions of FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which for us was January 1, 2012.  We considered this new standard when conducting our annual impairment test of goodwill.

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

2.	Business Acquisitions

2012 Business Acquisitions

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues included in our consolidated statements of operations for the CompressorWorks, Inc. acquisition were $44.3 million from the date of acquisition through December 31, 2012.

2011 Business Acquisitions

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values (in thousands):

	BLD Products, Ltd.		Forecast Trading Corporation
Purchase price:		$26,984		$44,250
Assets acquired and liabilities assumed:
Receivables	$1,944		$6,300
Inventory	3,826		10,120
Other current assets (1)	3		700
Property, plant and equipment, net	1,965		3,840
Other assets	—		10
Intangible assets	7,200		15,300
Goodwill	12,867		11,820
Current liabilities	(821)		(3,840)
Net assets acquired		$26,984		$44,250

(1)	The other current assets balance for Forecast Trading Corporation includes $0.7 million of cash acquired.

Intangible assets acquired in the BLD Products, Ltd. acquisition of $7.2 million consists of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.  Intangible assets acquired in the Forecast Trading Corporation acquisition of $15.3 million consists of customer relationships of $13.8 million that will be amortized on a straight-line basis over the estimated useful lives of 7-10 years; trademarks and trade names of $0.8 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; and non-compete agreements of $0.7 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.  Goodwill related to the BLD Products, Ltd. and Forecast Trading Corporation acquisitions of $12.9 million and $11.8 million, respectively, was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of expected synergies.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Aggregated revenues included in our consolidated statement of operations for the BLD Products, Ltd. and Forecast Trading Corporation acquisitions were $33.5 million for the year ended December 31, 2012 and $11.8 million from the date of acquisition through December 31, 2011.

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

	December 31, 2012		December 31, 2011
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$948,916	$968,658	$874,625	$963,751
Net earnings	41,353	43,262	62,401	64,331

3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2012 and 2011, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2010	$6,220	$2,435	$8,655
Restructuring and integration costs:
Amounts provided for during 2011	430	914	1,344
Non-cash usage, including asset write-downs	—	(736)	(736)
Cash payments	(4,743)	(959)	(5,702)
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	1,210	227	1,437
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(891)	(265)	(1,156)
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2012 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $663.7 million and $566.2 million of receivables for the years ended December 31, 2012 and 2011, respectively.  A charge in the amount of $13.7 million, $8.4 million and $6.4 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

5.	Inventories

	December 31,
	2012	2011
	(In thousands)
Finished goods, net	$178,158	$165,503
Work-in-process, net	8,135	5,144
Raw materials, net	81,175	77,450
Total inventories, net	$267,468	$248,097

6.	Property, Plant and Equipment

	December 31,
	2012	2011
	(In thousands)
Land, buildings and improvements	$44,750	$44,255
Machinery and equipment	128,453	125,654
Tools, dies and auxiliary equipment	33,501	31,958
Furniture and fixtures	23,266	22,091
Leasehold improvements	6,397	5,504
Construction-in-progress	5,583	5,952
Total property, plant and equipment	241,950	235,414
Less accumulated depreciation	177,528	171,375
Total property, plant and equipment, net	$64,422	$64,039

Depreciation expense was $11.2 million in 2012 and $11.3 million in each of 2011 and 2010.

7.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2012.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill is tested for impairment using a two-step approach.  When performing our evaluation, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  We have decided to perform the two-step impairment test for goodwill at both the Engine Management and Temperature Control reporting units at December 31, 2012.  The first step of the impairment analysis consists of a comparison of the fair value of the reporting units with their respective carrying amounts, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, step two of the impairment analysis is not required.  The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2012.  Our December 31, 2012 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were 70% and 60%, respectively, in excess of their carrying amounts.  While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying values.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Engine Management	Temperature Control	Total

Balance as of December 31, 2010
Goodwill	$39,925	$—	$39,925
Accumulated impairment losses	(38,488)	—	(38,488)
	$1,437	$—	$1,437
Activity in 2011
Acquisition of Engine Controls business of BLD Products, Ltd.	$12,867	$—	$12,867
Acquisition of Forecast Trading Corporation	11,820	—	11,820
Balance as of December 31, 2011
Goodwill	64,612	—	64,612
Accumulated impairment losses	(38,488)	—	(38,488)
	$26,124	$—	$26,124
Activity in 2012
Acquisition of CompressorWorks, Inc.	$—	$9,703	$9,703
Balance as of December 31, 2012
Goodwill	64,612	9,703	74,315
Accumulated impairment losses	(38,488)	—	(38,488)
	$26,124	$9,703	$35,827

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

In April 2012, we acquired substantially all of the assets of CompressorWorks, Inc. for $38.6 million, which consisted of a purchase price of $37.4 million and a $1.2 million working capital adjustment.  The purchase price exceeded the fair value of the acquired net assets and, accordingly, $9.7 million was allocated to goodwill in our consolidated balance sheet.

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2012 and 2011 consist of:

	December 31,
	2012	2011
	(In thousands)
Customer relationships	$40,100	$32,100
Trademarks and trade names	6,800	6,300
Non-compete agreements	910	700
Patents and supply contracts	723	723
Leaseholds	160	—
Total acquired intangible assets	48,693	39,823
Less accumulated amortization (1)	(14,210)	(9,467)
Net acquired intangible assets	$34,483	$30,356

(1)	Applies to all intangible assets, except for the Dana acquisition related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In April 2011, we acquired the Engine Controls business of BLD Products, Ltd.  Intangible assets acquired in the acquisition consisted of $7.2 million of customer relationships.  It was determined that the customer relationships acquired have a finite life and are being amortized on a straight-line basis over the estimated useful life of 10 years.

In October 2011, we acquired all of the capital stock of Forecast Trading Corporation.  Intangible assets acquired in the acquisition consisted of $13.8 million of customer relationships, $0.8 million of trademarks and trade names and $0.7 million of non-compete agreements.  It was determined that the customer relationships, trademarks and trade names, and non-compete agreements have finite lives and are being amortized on a straight-line basis over the estimated useful lives of 7 to 10 years, 10 years and 5 years, respectively.

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

Total amortization expense for acquired intangible assets was $4.7 million for the year ended December 31, 2012, $2.1 million for the year ended December 31, 2011, and $1.2 million for the year ended December 31, 2010.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.7 million for 2013, $4.1 million in 2014, $3.9 million in 2015 and $16.6 million in the aggregate for the years 2016 through 2028.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets

Other intangible assets include computer software.  As of December 31, 2012 and 2011, these costs totaled $17.3 million and $16.1 million, respectively, and total accumulated computer software amortization was $15.2 million and $14.7 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.5 million, $0.7 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8.	Other Assets

	December 31,
	2012	2011
	(In thousands)
Deferred financing costs, net	$2,615	$3,772
Other	7,546	7,145
Total other assets, net	$10,161	$10,917

Included in the above caption “Other” is $6.7 million and $5.9 million of assets held in a nonqualified defined contribution pension plan for the years ended December 31, 2012 and 2011, respectively.

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

The following is summarized selected financial information from this joint venture for the years ended December 31, 2011 and 2010 through the date of its sale:

	Year Ended December 31,
	2011	2010
	(In thousands)
Net sales	$4,230	$3,427
Costs and expenses	3,507	2,990
Net earnings	$723	$437

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Revolving credit facilities	$40,453	$73,000
Other	195	299
Total debt	$40,648	$73,299

Current maturities of long-term debt	$40,573	$73,109
Long-term debt	75	190
Total debt	$40,648	$73,299

Maturities of long-term debt are $0.1 million for the year ended December 31, 2013 and $0.1 million for the period December 31, 2014 through 2015.

Deferred Financing Costs

We had deferred financing costs of $2.6 million and $3.8 million as of December 31, 2012 and 2011, respectively.  Deferred financing costs as of December 31, 2012 are related to our revolving credit facility. Scheduled amortization for future years, assuming no further prepayments of principal is as follows:

(In thousands)
2013	$1,162
2014	1,162
2015	291
2016	—
2017 and beyond	—
Total amortization	$2,615

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $111.9 million available for us to borrow pursuant to the formula at December 31, 2012.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $40.4 million and $73 million at December 31, 2012 and 2011, respectively.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  At December 31, 2011, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $73 million in direct borrowings.  There were no index loans outstanding at December 31, 2011.  During 2012 and 2011, our average daily index loan balance was $6.1 million and $5.7 million, respectively.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels. As of December 31, 2012, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2012, we have no outstanding borrowings under the Canadian Credit Agreement.

Capital Leases

As of December 31, 2012, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series.  In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000.  The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights.  Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company.  No such shares were outstanding at December 31, 2012 and 2011.

In August 2011, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the years ended December 31, 2012 and 2011, we repurchased 68,250 shares and 322,250 shares, respectively, of our common stock at a total cost of $0.9 million and $4.1 million, respectively.  No stock repurchases remain available under the 2011 program as the entire $5 million was utilized.

In May 2012, our Board of Directors authorized the purchase of up to an additional $5 million of our common stock under a stock repurchase program.  Under this program, during the year ended December 31, 2012 we repurchased 312,527 shares of our common stock at a total cost of $4.1 million, leaving approximately $0.9 million available for future stock repurchases under the program.  Restrictive covenants under our revolving credit facility prohibited any such further purchases in 2012.

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2012	2011
	(In thousands)
Foreign currency translation adjustments	$4,663	$3,078
Unrecognized postretirement benefit costs (credit)	(784)	221
Total accumulated other comprehensive income	$3,879	$3,299

11.	Stock-Based Compensation Plans

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.  During 2012, we had four active stock-based compensation plans.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation expense under our existing plans was $1,898,878 ($1,200,835, net of tax) or $0.05 per basic and diluted share, $1,634,903 ($1,013,640, net of tax) or $0.04 per basic and diluted share, and $1,108,267 ($683,000, net of tax) or $0.03 per basic and diluted share for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Option Grants

Under the 2004 Omnibus Stock Option Plan, which terminates in May 2014, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2012, there were options outstanding to purchase an aggregate of 21,750 shares of common stock.

Under the 1996 Independent Directors’ Stock Option Plan, which terminated in May 2006, we were authorized to issue options to purchase 50,000 shares of common stock and under the 2004 Independent Directors’ Stock Option Plan, we were authorized to issue options to purchase an additional 50,000 shares of common stock. The options became exercisable one year after the date of grant and expired at the end of ten years following the date of grant.  At December 31, 2012, there were options outstanding to purchase an aggregate of 7,400 shares of common stock.

At December 31, 2012, under all of our stock option plans, there were outstanding options to purchase an aggregate of 29,150 shares of common stock.  There were no options outstanding to purchase shares of common stock granted under the 2006 Omnibus Incentive Plan.

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2010	312,024	$13.12	3.2
Expired	(49,324)	15.74	—
Exercised	(201,800)	12.70	—
Forfeited, other	(1,500)	14.23	3.0
Outstanding at December 31, 2011	59,400	12.35	2.9
Expired	(2,000)	14.43	—
Exercised	(28,250)	12.36	—
Forfeited, other	—	—	—
Outstanding at December 31, 2012	29,150	12.20	1.9

Options exercisable at December 31, 2012	29,150	$12.20	1.9

The aggregate intrinsic value of all outstanding stock options as of December 31, 2012 was $0.3 million.  All outstanding stock options as of December 31, 2012 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.3 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively.  There were no stock options granted in 2012.

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

Under the 2006 Omnibus Incentive Plan, 1,900,000 shares are authorized to be issued.  At December 31, 2012, under the plan, there were an aggregate of (a) 886,675 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 1,013,325 shares of common stock available for future grants.  For the year ended December 31, 2012, 205,300 restricted and performance-based shares were granted (163,550 restricted shares and 41,750 performance-based shares), and for the year ended December 31, 2011, 203,950 restricted and performance-based shares were granted (167,700 restricted shares and 36,250 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $1,898,878 ($1,200,835, net of tax), $1,634,903 ($1,013,640, net of tax) and $1,108,267 ($683,000, net of tax), for the years ended December 31, 2012, 2011 and 2010, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $4,995,907 and $3,593,000 at December 31, 2012 and 2011, respectively and is expected to be recognized over a weighted average period of 5.3 years and 0.4 years for employees and directors, respectively, as of December 31, 2012 and over a weighted average period of 4.9 years and 0.3 years for employees and directors, respectively, as of December 31, 2011.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our restricted and performance-based share activity was as follows for the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2010	364,800	$10.41
Granted	203,950	12.04
Vested	(72,575)	6.93
Forfeited	(38,125)	7.67
Balance at December 31, 2011	458,050	11.92
Granted	205,300	12.50
Vested	(110,900)	14.03
Forfeited	(18,825)	11.45
Balance at December 31, 2012	533,625	$13.03

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2012, 2011 and 2010 was $7 million (or $13.03 per share), $5.5 million (or $11.92 per share), and $3.9 million (or $10.41 per share), respectively.

12.	Retirement Benefit Plans

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2012	$8,100
2011	7,573
2010	3,523

We maintain an unfunded Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2011, contributions of $247,000 were made related to calendar year 2010.  In March 2012, contributions of $505,000 were made related to calendar year 2011.  We have recorded an obligation of $671,000 for 2012.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  We maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2012, we contributed to the trust an additional 177,000 shares from our treasury and released 180,000 shares from the trust leaving 930 shares remaining in the trust as of December 31, 2012.  The provision for expense in connection with the ESOP was approximately $3.9 million in 2012, $2.5 million in 2011 and $1.6 million in 2010.

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

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  We use a January 1 measurement date for this plan.  Benefit obligations as of the end of each year reflect assumptions in effect as of this date.

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for the SERP, as of and for the years ended December 31, 2012 and 2011, were (in thousands):

	Defined Benefit
	Retirement Plan
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$4,082	$2,673
Service cost	130	111
Interest cost	186	181
Actuarial loss	327	1,117
Benefit obligation at end of year	$4,725	$4,082

Unfunded status of the plan	$(4,725)	$(4,082)

Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$4,725	$4,082
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	1,510	1,444
Unrecognized prior service cost	28	138

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following defined benefit plan amounts were included in other comprehensive income, net of tax, during the year ended December 31, 2012 (in thousands):

	Incurred but Not Recognized	Reclassification Adjustment for Prior Period Amounts Recognized
Actuarial gains (losses)
SERP defined benefit plan	$197	$157

Prior service (cost) credit
SERP defined benefit plan	—	66
	$197	$223

The prior service cost (credit) included in accumulated other comprehensive income at the end of 2012 and expected to be recognized in net periodic benefit cost during 2013 is $0.7 million ($430,000 net of tax).

The components of net periodic benefit cost for our defined benefit plan include the following (in thousands):

	December 31,
Defined benefit retirement plan:	2012	2011	2010
Service cost	$130	$111	$79
Interest cost	186	181	133
Amortization of prior service cost	110	111	110
Amortization of unrecognized loss	261	173	25
Net periodic benefit cost	$687	$576	$347

Actuarial assumptions used to determine costs and benefit obligations related to our defined benefit plan are as follows:

	December 31,
	2012	2011	2010
Discount rates	4.00%	4.55%	5.35%
Salary increase	4.00%	4.00%	4.00%

The Company’s discount rate is determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for the plan based on a review of the Mercer Pension Discount Yield Curve and Index Rates.  We believe that the timing and amount of cash flows related to these instruments is expected to match the estimated defined benefit payment streams of our plan.

For the defined benefit pension plan, the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of the plan’s assets are as follows (in thousands):

	December 31,
	2012	2011
Projected benefit obligation	$4,725	$4,082
Accumulated benefit obligation	4,601	3,662
Fair value of plan assets	—	—

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

Plan Benefits

2013	$—
2014	—
2015	5,694
2016	—
2017	—
Years 2018 – 2022	—

13.	Postretirement Medical Benefits

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1995.  Under the U.S. plan, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Monthly, a fixed amount is credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits are funded in a pay-as-you-go basis.

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

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2012 and 2011, were as follows (in thousands):

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$6,955	$22,169	$192	$774
Service cost	4	69	—	7
Interest cost	81	527	5	23
Benefits paid	(751)	(833)	(24)	(28)
Actuarial loss (gain)	(339)	(1,267)	(21)	131
Plan amendment	—	(13,710)	—	(705)
Translation adjustment	—	—	4	(10)
Benefit obligation at end of year	$5,950	$6,955	$156	$192
(Unfunded) status of the plans	$(5,950)	$(6,955)	$(156)	$(192)

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2012	2011	2012	2011
Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$5,950	$6,955	$156	$192
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	7,809	11,035	(254)	(280)
Unrecognized prior service cost (credit)	(7,094)	(11,846)	(504)	(633)

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2013 are $2.4 million and $(4.4) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2012	2011	2010
Service cost	$4	$69	$179
Interest cost	81	527	1,156
Amortization of prior service cost	(4,752)	(6,433)	(9,012)
Amortization of unrecognized loss	2,887	2,246	1,348
Curtailment gain	—	(3,495)	—
Net periodic benefit cost	$(1,780)	$(7,086)	$(6,329)

Canadian postretirement plan:
Service cost	$—	$7	$13
Interest cost	5	23	50
Amortization of transition obligation	—	2	4
Amortization of prior service cost	(142)	(80)	(18)
Amortization of net actuarial loss	(52)	(43)	(13)
Curtailment gain	—	(152)	—
Net periodic benefit cost	$(189)	$(243)	$36
Total net periodic benefit costs	$(1,969)	$(7,329)	$(6,293)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2012	2011	2010
Discount rate	0.55%	1.30%	5.35%

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2012	2011	2010
Discount rates	3.00%	3.00%	5.00%
Current medical cost trend rate	8.57%	9.29%	10%
Ultimate medical cost trend rate	5%	5%	5%
Year trend rate declines to ultimate	2017	2017	2017

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for the U.S. plan based on a review of the Citigroup Pension Discount Curve and the duration of expected payments in the plan.  We set our discount rate for the Canadian plan based upon similar benchmarks in Canada.  The lower discount rates used in 2012 and 2011 reflect the shorter duration of our obligation as a result of the plan amendments announced in the second quarter of 2011.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2013	$1,980
2014	1,187
2015	1,215
2016	1,268
2017	62
Years 2018 – 2022	198

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2013 (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	37	(36)

14.	Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest and dividend income	$167	$28	$296
Equity income from joint ventures	—	351	97
Gain on the sale of joint ventures	—	2,475	—
Gain (loss) on foreign exchange	(380)	416	(60)
Other income (expense), net	(483)	100	92
Total other non-operating income (expense), net	$(696)	$3,370	$425

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Domestic	$17,791	$10,887	$(7)
Foreign	1,362	1,108	1,528
Total current	19,153	11,995	1,521

Deferred:
Domestic	5,909	(11,886)	13,873
Foreign	(84)	12	(3)
Total deferred	5,825	(11,874)	13,870
Total income tax provision	$24,978	$121	$15,391

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested.  We have provided for U.S. income tax regarding those undistributed earnings of our foreign subsidiaries subject to current taxation under Subpart F of the Internal Revenue Code. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $27.6 million at the end of 2012, $19.9 million at the end of 2011 and $24.7 million at the end of 2010.  Earnings before income taxes for foreign operations amounted to approximately $4.4 million, $4.3 million and $4 million in 2012, 2011 and 2010, respectively.

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

U.S. Federal income tax rate of 35%	$23,781	$22,557	$14,032
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,021	2,261	2,050
Income tax (tax benefits) attributable to foreign income	(852)	(163)	107
Change in unrecognized tax benefits	—	(454)	(1,084)
Other non-deductible items, net	697	(2,455)	639
Change in valuation allowance	(669)	(21,625)	(353)
Provision for income taxes	$24,978	$121	$15,391

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Inventories	$16,115	$16,036
Allowance for customer returns	10,660	9,308
Postretirement benefits	2,911	3,389
Allowance for doubtful accounts	2,223	2,480
Accrued salaries and benefits	7,924	7,828
Net operating loss	84	383
Capital loss	6,007	6,133
Tax credit carryforwards	1,167	4,065
Deferred gain on building sale	2,123	2,583
Accrued asbestos liabilities	10,358	10,905
Other	470	2,975
	60,042	66,085
Valuation allowance (1)	(7,174)	(7,843)
Total deferred tax assets	52,868	58,242
Deferred tax liabilities:
Depreciation	8,328	8,906
Promotional costs	197	200
Other	—	—
Total deferred tax liabilities	8,525	9,106

Net deferred tax assets	$44,343	$49,136

(1)
Current net deferred tax assets are $33.2 million and $32.2 million for 2012 and 2011, respectively.  Non-current net deferred tax assets are $11.1 million and $16.9 million for 2012 and 2011, respectively.  The tax valuation allowance was allocated to long term deferred tax assets in the amounts of $7.2 million and $7.8 million in 2012 and 2011, respectively.  None of the valuation allowance was allocated to current deferred tax assets in 2012 and 2011.

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

In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our tax provision related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.  In assessing the ability to recognize our deferred tax assets, we reviewed all positive and negative evidence and considered historical book and taxable income, the scheduled reversal of deferred tax assets and liabilities, and projected future book and taxable income.  Based upon this detailed assessment, we determined that it is more likely than not that a significant portion of our net U.S. deferred tax assets, for which a valuation allowance had been previously recorded, will be realized and, as such, reversed $21.5 million of the valuation allowance on net U.S. deferred tax assets.  The remaining valuation allowance of $7.2 million as of December 31, 2012 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards.  Based on these considerations, we believed it was more likely than not that we would realize the benefit of the net deferred tax asset of $44.3 million as of December 31, 2012, which was net of the remaining valuation allowance.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2012, we have approximately $0.4 million of foreign net operating loss carryforwards, which will expire in 2013.  We also have foreign tax credit carryforwards of approximately $0.9 million that will expire in varying amounts between 2013 and 2021, and a capital loss carryforward of $15.5 million that will expire in 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2012	$349
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	—
Balance at December 31, 2012	$349

The amount of unrecognized tax benefits at December 31, 2012, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2012, the Company is no longer subject to U.S. Federal tax examinations for years before 2009.  We remain subject to examination by state and local tax authorities for tax years 2008 through 2012.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2008 onward), Hong Kong (2007 onward) and Poland (2008 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2013, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net sales:
Engine Management	$665,105	$628,673	$577,333
Temperature Control	268,804	233,723	222,086
Other	15,007	12,229	11,491
Total net sales	$948,916	$874,625	$810,910

Intersegment sales:
Engine Management	$18,234	$21,175	$19,720
Temperature Control	4,804	5,041	4,567
Other	(23,038)	(26,216)	(24,287)
Total intersegment sales	$—	$—	$—

Depreciation and amortization:
Engine Management	$13,093	$11,599	$10,378
Temperature Control	2,924	1,772	2,073
Other	449	774	1,123
Total depreciation and amortization	$16,466	$14,145	$13,574

Operating income (loss):
Engine Management	$69,578	$56,261	$43,410
Temperature Control	15,019	17,699	13,096
Other	(13,166)	(9,061)	(9,713)
Total operating income	$71,431	$64,899	$46,793

Investment in equity affiliates:
Engine Management	$—	$—	$—
Temperature Control	—	—	—
Other	—	—	435
Total investment in equity affiliates	$—	$—	$435

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Capital expenditures:
Engine Management	$8,941	$9,014	$8,376
Temperature Control	2,005	1,949	2,336
Other	865	74	94
Total capital expenditures	$11,811	$11,037	$10,806
Total assets:
Engine Management	$362,824	$372,410	$323,162
Temperature Control	132,644	97,656	92,732
Other	81,126	80,656	76,907
Total assets	$576,594	$550,722	$492,801

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment.

Reconciliation of segment operating income to net earnings (in thousands):

	Year Ended December 31,
	2012	2011	2010
Operating income	$71,431	$64,899	$46,793
Other non-operating income (expense)	(696)	3,370	425
Interest expense	2,788	3,821	7,127
Earnings from continuing operations before taxes	67,947	64,448	40,091
Income tax expense	24,978	121	15,391
Earnings from continuing operations	42,969	64,327	24,700
Discontinued operations, net of tax	(1,616)	(1,926)	(2,740)
Net earnings	$41,353	$62,401	$21,960

	Year Ended December 31,
	2012	2011	2010
Revenues:	(In thousands)
United States	$865,861	$791,625	$723,628
Canada	50,215	52,497	51,515
Europe	8,093	9,496	8,296
Other foreign	24,747	21,007	27,471
Total revenues	$948,916	$874,625	$810,910

	December 31,
	2012	2011	2010
Long-lived assets:	(In thousands)
United States	$137,240	$125,189	$81,485
Canada	1,658	1,626	1,782
Europe	4,161	2,322	2,314
Other foreign	3,897	3,661	1,168
Total long-lived assets	$146,956	$132,798	$86,749

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues are attributed to countries based upon the location of the customer. Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for approximately 64% of our consolidated net sales in 2012, 62% of our consolidated net sales in 2011, and 60% of our consolidated net sales in 2010.  During 2012, O’Reilly Automotive, Inc., NAPA Auto Parts, and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control segments.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$13,074	$13,074	$10,871	$10,871
Deferred compensation	6,678	6,678	5,882	5,882
Short term borrowings	40,573	40,573	73,109	73,109
Long-term debt	75	75	190	190

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2012 was as follows (in thousands):

	Total	Real Estate	Other
2012	$10,695	$7,829	$2,866
2011	9,385	7,195	2,190
2010	10,038	7,949	2,089

At December 31, 2012, we are obligated to make minimum rental payments through 2022, under operating leases, which are as follows (in thousands):

2013	$8,419
2014	7,001
2015	5,122
2016	4,455
2017	2,483
Thereafter	2,762
Total	$30,242

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. As of December 31, 2012 and 2011, we have accrued $17.3 million and $13.5 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2012, 2011 and 2010 were $76.5 million, $63.5 million, and $52.9 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2012	2011
	(In thousands)
Balance, beginning of period	$13,500	$12,153
Liabilities accrued for current year sales	76,548	63,535
Settlements of warranty claims	(72,760)	(62,188)
Balance, end of period	$17,288	$13,500

Letters of Credit

At December 31, 2012, we had outstanding letters of credit with certain vendors aggregating approximately $4.6 million. These letters of credit are being maintained as security for reimbursements to insurance companies.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2012, approximately 2,140 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2012, the amounts paid for settled claims are approximately $13.4 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

19.	Quarterly Financial Data Unit (Unaudited)

	2012 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$192,355	$275,975	$268,875	$211,711
Gross profit	57,967	77,808	69,344	54,550
Earnings from continuing operations	6,310	17,444	13,721	5,494
Loss from discontinued operation, net of taxes	(395)	(604)	(317)	(300)
Net earnings	$5,915	$16,840	$13,404	$5,194

Net earnings from continuing operations per common share:
Basic	$0.28	$0.77	$0.60	$0.24
Diluted	$0.27	$0.76	$0.59	$0.24
Net earnings per common share:
Basic	$0.26	$0.74	$0.59	$0.23
Diluted	$0.26	$0.74	$0.58	$0.22

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

20.	Subsequent Events

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. for $6.3 million.  Orange Electronic Co., Ltd. is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  Our minority interest in Orange Electronic Co., Ltd. will be accounted for using the equity method of accounting.

In February 2013, we acquired the original equipment business of Standard Motor Products Ltd., our former affiliate in the U.K., for £4.2 million ($6.4 million).  Standard Motor Products Ltd. acted solely as a distributor of original equipment parts manufactured in our Bialystok, Poland manufacturing facility.  Incremental revenues from the acquisition will approximate $1 million to $2 million.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2012. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2012 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2013 Proxy Statement set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2013 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2013 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2013 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2012, 2011 and 2010 is submitted herewith:

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
March 8, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 8, 2013	/s/ Lawrence I. Sills
Lawrence I. Sills
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 8, 2013	/s/ James J. Burke
James J. Burke
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

March 8, 2013	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

March 8, 2013	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

March 8, 2013	/s/ Alisa C. Norris
Alisa C. Norris, Director

March 8, 2013	/s/ Arthur S. Sills
Arthur S. Sills, Director

March 8, 2013	/s/ Peter J. Sills
Peter J. Sills, Director

March 8, 2013	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

March 8, 2013	/s/ William H. Turner
William H. Turner, Director

March 8, 2013	/s/ Richard S. Ward
Richard S. Ward, Director

March 8, 2013	/s/ Roger M. Widmann
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

10.4
2004 Omnibus Stock Option Plan of Standard Motor Products, Inc. and 2004 Independent Directors’ Stock Option Plan of Standard Motor Products, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-134239), filed on June 7, 2005).

10.5	Supplemental Compensation Plan effective October 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.8	Credit Agreement, dated as of December 29, 2005, among SMP Motor Products, Ltd., as Borrower, (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 3, 2006).

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

Index

STANDARD MOTOR PRODUCTS, INC.

EXHIBIT INDEX

Exhibit
Number

10.11
Purchase and Sale Agreement, dated December 21, 2007, between Standard Motors Products, Inc. and EXII Northern Boulevard Acquisition LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12
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

10.14
Second Amendment Agreement dated as of May 1, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.15
Amendment No. 3 to Credit Agreement dated as of December 18, 2008, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed December 22, 2008).

10.16
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

10.18	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.19
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

10.21
Amendment No. 5 to Credit Agreement, dated as of May 20, 2010, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed May 20, 2010).

Index

STANDARD MOTOR PRODUCTS, INC.

EXHIBIT INDEX

Exhibit
Number

10.22
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

10.23
Amendment No. 6 to Credit Agreement, dated as of November 10, 2010, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed November 12, 2010).

10.24
Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.25
Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.26
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

10.27
Amendment No. 7 to Credit Agreement, dated as of September 22, 2011, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed September 22, 2011).

10.28
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of February 22, 2013, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto.

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

Index

STANDARD MOTOR PRODUCTS, INC.

EXHIBIT INDEX

Exhibit
Number

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011 and 2010

		Additions
	Balance at	Charged to
	beginning	costs and				Balance at
Description	of year	expenses	Other		Deductions	end of year
Year ended December 31, 2012:
Allowance for doubtful accounts	$5,386,000	$(728,000)	$414,000	(1)	$128,000	$4,944,000
Allowance for discounts	1,323,000	14,023,000	39,000	(1)	14,205,000	1,180,000
	$6,709,000	$13,295,000	$453,000		$14,333,000	$6,124,000

Allowance for sales returns	$25,074,000	$112,519,000	$4,128,000	(1)	$112,688,000	$29,033,000

Allowance for inventory valuation	$39,524,000	$4,921,000	$2,434,000	(1)	$4,981,000	$41,898,000
Year ended December 31, 2011:
Allowance for doubtful accounts	$5,422,000	$(484,000)	$526,000	(2)	$78,000	$5,386,000
Allowance for discounts	1,357,000	13,396,000	—		13,430,000	1,323,000
	$6,779,000	$12,912,000	$526,000		$13,508,000	$6,709,000

Allowance for sales returns	$23,207,000	$99,994,000	$172,000	(1)	$98,299,000	$25,074,000

Allowance for inventory valuation	$38,577,000	$4,504,000	$1,394,000	(1)	$4,951,000	$39,524,000

Year ended December 31, 2010:
Allowance for doubtful accounts	$5,363,000	$502,000	$—		$443,000	$5,422,000
Allowance for discounts	1,599,000	12,659,000	—		12,901,000	1,357,000
	$6,962,000	$13,161,000	$—		$13,344,000	$6,779,000

Allowance for sales returns	$20,442,000	$89,211,000	$—		$86,446,000	$23,207,000

Allowance for inventory valuation	$36,313,000	$7,403,000	$—		$5,139,000	$38,577,000

(1)	Allowances acquired through acquisition.

(2)	Allowances acquired through acquisition:	$362,000
	Transfer from noncurrent for receivables with extended terms:	164,000
	Total:	$526,000