Form 10-Q
period 2013-03-31
STANDARD MOTOR PRODUCTS INC
filed 2013-05-06
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

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

As of the close of business on April 30, 2013, there were 22,968,006 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2013	2012
	(Unaudited)

Net sales	$230,708	$211,711
Cost of sales	164,880	157,161
Gross profit	65,828	54,550
Selling, general and administrative expenses	49,610	44,776
Restructuring and integration expenses	418	124
Other income, net	230	53
Operating income	16,030	9,703
Other non-operating expense, net	(196)	(42)
Interest expense	572	713
Earnings from continuing operations before taxes	15,262	8,948
Provision for income taxes	5,696	3,454
Earnings from continuing operations	9,566	5,494
Loss from discontinued operations, net of income taxes	(392)	(300)
Net earnings	$9,174	$5,194
Net earnings per common share – Basic:
Earnings from continuing operations	$0.42	$0.24
Discontinued operations	(0.02)	(0.01)
Net earnings per common share – Basic	$0.40	$0.23
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.41	$0.24
Discontinued operations	(0.01)	(0.02)
Net earnings per common share – Diluted	$0.40	$0.22
Dividends declared per share	$0.11	$0.09
Average number of common shares	22,853,494	22,867,519
Average number of common shares and dilutive common shares	23,095,490	23,103,858

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2013	2012
	(Unaudited)

Net earnings	$9,174	$5,194
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(812)	1,069
Pension and postretirement plans:
Amortization of:
Prior service benefit	(1,080)	(1,196)
Unrecognized loss	785	713
Foreign currency exchange rate changes	(12)	16
Income tax benefit related to pension and postretirement plans	108	186
Pension and postretirement plans, net of tax	(199)	(281)
Total other comprehensive income (loss), net of tax	(1,011)	788
Comprehensive income	$8,163	$5,982

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,722	$13,074
Accounts receivable, less allowances for discounts and doubtful accounts of $7,081 and $6,124 for 2013 and 2012, respectively	127,048	98,565
Inventories, net	293,308	267,468
Deferred income taxes	33,817	33,258
Prepaid expenses and other current assets	10,963	6,188
Total current assets	474,858	418,553

Property, plant and equipment, net	64,072	64,422
Goodwill	37,834	35,827
Other intangibles, net	38,830	36,546
Deferred income taxes	10,592	11,085
Other assets	15,413	10,161
Total assets	$641,599	$576,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$75,553	$40,453
Current portion of long-term debt	122	120
Accounts payable	84,552	62,283
Sundry payables and accrued expenses	36,642	41,723
Accrued customer returns	35,721	29,033
Accrued rebates	28,899	27,349
Payroll and commissions	15,957	21,211
Total current liabilities	277,446	222,172
Long-term debt	41	75
Other accrued liabilities	21,860	21,650
Accrued asbestos liabilities	24,597	25,110
Total liabilities	323,944	269,007

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	85,109	82,348
Retained earnings	193,357	186,693
Accumulated other comprehensive income	2,868	3,879
Treasury stock – at cost (948,330 shares and 1,117,104 shares in 2013 and 2012, respectively)	(11,551)	(13,205)
Total stockholders’ equity	317,655	307,587
Total liabilities and stockholders’ equity	$641,599	$576,594

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,174	$5,194
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,273	3,828
Amortization of deferred financing cost	290	289
Increase to allowance for doubtful accounts	567	38
Increase to inventory reserves	1,407	1,197
Amortization of deferred gain on sale of building	(262)	(262)
Gain on disposal of property, plant and equipment	(4)	(6)
Equity loss from joint ventures	114	—
Employee stock ownership plan allocation	1,094	966
Stock-based compensation	546	443
(Increase) decrease in deferred income taxes	(174)	1,430
Decrease in tax valuation allowance	—	(115)
Loss on discontinued operations, net of tax	392	300
Change in assets and liabilities:
Increase in accounts receivable	(29,051)	(18,101)
Increase in inventories	(26,726)	(13,013)
Increase in prepaid expenses and other current assets	(1,492)	(297)
Increase in accounts payable	14,270	16,706
Decrease in sundry payables and accrued expenses	(1,491)	(6,893)
Net changes in other assets and liabilities	244	(740)
Net cash used in operating activities	(26,829)	(9,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(12,760)	—
Capital expenditures	(2,581)	(2,442)
Other investing activities	(596)	6
Net cash used in investing activities	(15,937)	(2,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	35,100	6,000
Principal payments of long-term debt and capital lease obligations	(31)	(21)
Purchase of treasury stock	(602)	—
Increase in overdraft balances	7,999	4,868
Proceeds from exercise of employee stock options	90	307
Excess tax benefits related to the exercise of employee stock grants	4	7
Dividends paid	(2,510)	(2,055)
Net cash provided by financing activities	40,050	9,106
Effect of exchange rate changes on cash	(636)	777
Net decrease in cash and cash equivalents	(3,352)	(1,589)
CASH AND CASH EQUIVALENTS at beginning of period	13,074	10,871
CASH AND CASH EQUIVALENTS at end of period	$9,722	$9,282

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$256	$411
Income taxes	$4,488	$1,158

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2013
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2012	$47,872	$82,348	$186,693	$3,879	$(13,205)	$307,587
Net earnings	—	—	9,174	—	—	9,174
Other comprehensive income (loss), net of tax	—	—	—	(1,011)	—	(1,011)
Cash dividends paid	—	—	(2,510)	—	—	(2,510)
Purchase of treasury stock	—	—	—	—	(602)	(602)
Stock-based compensation and related tax benefits	—	543	—	—	8	551
Stock options exercised and related tax benefits	—	4	—	—	86	90
Employee Stock Ownership Plan	—	2,214	—	—	2,162	4,376

Balance at March 31, 2013	$47,872	$85,109	$193,357	$2,868	$(11,551)	$317,655

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to consolidated financial statements as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on the original equipment service market.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

Presentation of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the provisions of FASB ASC 220, Comprehensive Income.  The amendments in this update supercede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASU 2011-05 and ASU 2011-12.  The amendment requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the consolidated financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2012, which for us was January 1, 2013, and interim periods within those annual periods.  As a result of the adoption of this standard, we have elected to present amounts reclassified out of accumulated other comprehensive income as a separate disclosure in the notes to the consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amended the provisions of FASB ASC 350, Intangibles - Goodwill and Other.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the second step of the impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the second step of the impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us was January 1, 2013.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

Balance Sheet Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendment was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of FASB ASU 2011-11 did not have a material effect on our consolidated financial statements and disclosures.

Note 3.	Business Acquisitions and Investments

Orange Electronic Equity Investment

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. for $6.3 million.  Orange Electronic Co., Ltd. is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  Our minority interest in Orange Electronic Co., Ltd. is accounted for using the equity method of accounting.

European OE Business Acquisition

In February 2013, we acquired the original equipment business of Standard Motor Products Holdings Ltd. (“SMP Europe”), our former affiliate in the U.K., for £4.2 million ($6.5 million).  SMP Europe operated the business as a distributor of original equipment parts that were primarily manufactured in our Bialystok, Poland manufacturing facility.  We anticipate incremental annual revenues from the acquisition approximating $1 million to $2 million.

Intangible assets acquired in the acquisition consisted of $3.8 million of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years and goodwill of $2 million.  Goodwill related to the acquisition was allocated to the Engine Management Segment.  The goodwill reflects business specific knowledge, replacement cost of an assembled workforce, as well as the value of expected synergies.

Revenues included in our consolidated statements of operations from the acquired business in the first quarter of 2013 were not material.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

CompressorWorks Asset Acquisition

In April 2012, we acquired substantially all of the assets of CompressorWorks, Inc. for $38.6 million, which consisted of a purchase price of $37.4 million and a $1.2 million working capital adjustment.  The acquisition was paid for in cash funded by our revolving credit facility.  Prior to the acquisition, CompressorWorks, Inc. had manufacturing and distribution facilities in Dallas, Texas, and distributed a range of temperature control products including new compressors, fan clutches, and other A/C system and engine cooling products.

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

Revenues included in our consolidated statements of operations from the acquired business were $11.7 million in the first quarter of 2013.

Pro Forma Information (Unaudited)

The following table summarizes certain supplemental pro forma financial information which was prepared as if (i) the acquisition of substantially all of the assets of CompressorWorks, Inc., acquired in April 2012, had occurred as of January 1, 2011 and (ii) the acquisition of the original equipment business of SMP Europe, acquired in February 2013, had occurred as of January 1, 2012.  The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that time or of results which may occur in the future.

Supplemental unaudited pro forma financial information for the acquisitions is as follows (in thousands):

	March 31, 2013		March 31, 2012
	Reported	Pro Forma	Reported	Pro Forma

Net sales	$230,708	$231,023	$211,711	$225,214
Net earnings	9,174	9,291	5,194	5,763

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2012 and March 31, 2013 and activity for the three months ended March 31, 2013 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	406	12	418
Cash payments	(260)	(215)	(475)
Exit activity liability at March 31, 2013	$2,372	$1,350	$3,722

Liabilities associated with the remaining restructuring and integration costs as of March 31, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $150.4 million and $132.1 million of receivables during the three months ended March 31, 2013 and 2012, respectively.  A charge in the amount of $3.2 million and $2.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 6.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)

Finished goods, net	$199,819	$178,158
Work in process, net	6,273	8,135
Raw materials, net	87,216	81,175
Total inventories, net	$293,308	$267,468

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)

Customer relationships	$43,863	$40,100
Trademarks and trade names	6,800	6,800
Non-compete agreements	910	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	52,456	48,693
Less accumulated amortization (1)	(15,547)	(14,210)
Net acquired intangible assets	$36,909	$34,483

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In February 2013, we acquired the original equipment business of SMP Europe.  Intangible assets acquired consist of $3.8 million of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Total amortization expense for acquired intangible assets was $1.3 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $3.6 million for the remainder of 2013, $4.5 million in 2014, $4.3 million in 2015 and $19.3 million in the aggregate for the years 2016 through 2028.

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2013	December 31, 2012
	(In thousands)

Revolving credit facilities	$75,553	$40,453
Other	163	195
Total debt	$75,716	$40,648

Current maturities of debt	$75,675	$40,573
Long-term debt	41	75
Total debt	$75,716	$40,648

Deferred Financing Costs

We had deferred financing costs of $2.3 million and $2.6 million as of March 31, 2013 and December 31, 2012, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2013 are being amortized, assuming no further prepayments of principal, in the amount of $0.9 million in 2013, $1.2 million in 2014 and $0.2 million in 2015.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revolving Credit Facility

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended in September 2011 and February 2013) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2015.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In September 2011, we amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2015; (2) to reduce the margin added to the LIBOR rate to 1.75% - 2.25%; (3) to reduce the margin added to the index rate to 0.75% - 1.25%; and (4) to provide us with greater flexibility regarding permitted acquisitions and stock repurchases.  In February 2013, we further amended the restated credit agreement to provide us with greater flexibility regarding the payment of cash dividends and stock repurchases.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $115.8 million available for us to borrow pursuant to the formula at March 31, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $75.5 million and $40.4 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, the weighted average interest rate on our restated credit agreement was 2.1%, which consisted of $69 million in direct borrowings at 2% and an index loan of $6.5 million at 4%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During the three months ended March 31, 2013 our average daily index loan balance was $5.7 million compared to $5 million for the three months ended March 31, 2012 and $6.1 million for the year ended December 31, 2012.

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels.  As of March 31, 2013, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Capital Leases

As of March 31, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at December 31, 2012	$4,663	$(784)	$3,879
Other comprehensive income before reclassifications	(812)	(12)	(824)
Amounts reclassified from accumulated other comprehensive income	—	(187)	(187)
Current period other comprehensive income, net	(812)	(199)	(1,011)
Ending balance at March 31, 2013	$3,851	$(983)	$2,868

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(1,080)
Unrecognized loss (1)	785
Total before income tax	(295)
Income tax benefit	108
Total reclassifications for the period	$(187)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 11 for additional details).

Note 10.	Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with the provisions of FASB ASC 718, Stock Compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2012	29,150	$12.20	1.9
Expired	—	—	—
Exercised	(7,275)	12.42	—
Forfeited, other	—	—	—
Outstanding at March 31, 2013	21,875	$12.13	1.8

Options exercisable at March 31, 2013	21,875	$12.13	1.8

The aggregate intrinsic value of all outstanding stock options as of March 31, 2013 was $0.3 million.  All outstanding stock options as of March 31, 2013 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2013.  There were no options granted in the three months ended March 31, 2013.

Restricted and Performance Stock Grants

As part of the 2006 Omnibus Incentive Plan, we currently grant shares of restricted and performance-based stock to eligible employees and directors.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.  Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on our evaluation of historical and expected future turnover.

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	533,625	$13.03
Granted	—	—
Vested	(600)	13.11
Forfeited	(1,175)	13.74
Balance at March 31, 2013	531,850	$13.03

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We recorded compensation expense related to restricted shares and performance-based shares of $533,852 ($334,621 net of tax) and $430,153 ($264,114 net of tax) for the three months ended March 31, 2013 and 2012, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $4.6 million at March 31, 2013, and is expected to be recognized as they vest over a weighted average period of 5.1 years and 0.2 years for employees and directors, respectively.

Note 11.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended
	March 31,
Pension benefits	2013	2012
Service cost	$45	$33
Interest cost	59	47
Amortization of prior service cost	7	28
Actuarial net loss	174	65
Net periodic benefit cost	$285	$173

Postretirement benefits
Service cost	$1	$1
Interest cost	9	25
Amortization of prior service cost	(1,087)	(1,224)
Actuarial net loss	611	648
Net periodic benefit credit	$(466)	$(550)

For the three months ended March 31, 2013, we made employee benefit contributions of $0.3 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $1.9 million in contributions for 2013.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2013, contributions of $0.5 million were made related to calendar year 2012.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2013, we contributed to the trust an additional 182,000 shares from our treasury and released 182,500 shares from the trust leaving 430 shares remaining in the trust as of March 31, 2013.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$9,722	$9,722	$13,074	$13,074
Deferred compensation	7,195	7,195	6,678	6,678
Short term borrowings	75,675	75,675	40,573	40,573
Long-term debt	41	41	75	75

For fair value purposes the carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the funds in registered investment companies, which are considered Level 1 inputs.  The carrying value of our revolving credit facilities, classified as short term borrowings, approximates fair market value because the interest rate reflects current market rates.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.	Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic Net Earnings Per Common Shares:	2013	2012
Earnings from continuing operations	$9,566	$5,494
Loss from discontinued operations	(392)	(300)
Net earnings available to common stockholders	$9,174	$5,194

Weighted average common shares outstanding	22,853	22,868

Earnings from continuing operations per common share	$0.42	$0.24
Loss from discontinued operations per common share	(0.02)	(0.01)
Basic net earnings per common share	$0.40	$0.23

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$9,566	$5,494
Loss from discontinued operations	(392)	(300)
Net earnings available to common stockholders	$9,174	$5,194

Weighted average common shares outstanding	22,853	22,868
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	234	224
Dilutive effect of stock options	8	12
Weighted average common shares outstanding – Diluted	23,095	23,104

Earnings from continuing operations per common share	$0.41	$0.24
Loss from discontinued operations per common share	(0.01)	(0.02)
Diluted net earnings per common share	$0.40	$0.22

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	14	22
Restricted and performance shares	253	210

Note 14.	Industry Segments

We have two major reportable operating segments, each of which focuses on a specific line of replacement parts.  Our Engine Management Segment manufactures and distributes ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories and windshield washer system parts.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net Sales
Engine Management	$175,509	$163,015
Temperature Control	52,728	45,291
All Other	2,471	3,405
Consolidated	$230,708	$211,711

Intersegment Revenue
Engine Management	$5,453	$4,488
Temperature Control	1,509	1,109
All Other	(6,962)	(5,597)
Consolidated	$—	$—

Operating Profit
Engine Management	$20,784	$13,688
Temperature Control	(454)	48
All Other	(4,300)	(4,033)
Consolidated	$16,030	$9,703

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2013, approximately 2,160 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2013, the amounts paid for settled claims are approximately $14 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos-related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The most recent actuarial study was performed as of August 31, 2012.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058. The change from the prior year study was a $0.4 million decrease for the low end of the range and a $25 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  Accordingly, an incremental $0.4 million provision in our discontinued operation was added to the asbestos accrual in September 2012 increasing the reserve to approximately $27.1 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated to range from $32.3 million to $57 million during the same period.

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

Other Litigation

We are involved in various litigation and product liability matters arising in the ordinary course of business. Although the final outcome of any other litigation or product liability matter cannot be determined, based on our understanding and evaluation of the relevant facts and circumstances, it is our opinion that the final outcome of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2013 and 2012, we have accrued $19.4 million and $13.9 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Balance, beginning of period	$17,288	$13,500
Liabilities accrued for current year sales	18,356	15,423
Settlements of warranty claims	(16,230)	(14,975)
Balance, end of period	$19,414	$13,948

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

Interim Results of Operations:

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Sales.  Consolidated net sales for the three months ended March 31, 2013 were $230.7 million, an increase of $19 million, or 9%, compared to $211.7 million in the same period of 2012.  Consolidated net sales increased primarily due to higher pipeline orders in our Engine Management Segment as compared to orders in the first quarter of 2012, and incremental sales in our Temperature Control Segment as a result of our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

The following table summarizes consolidated net sales and gross margins by segment for the quarters ended March 31, 2013 and 2012, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2013
Net sales	$175,509	$52,728	$2,471	$230,708
Gross margins	51,714	10,986	3,128	65,828
Gross margin percentage	29.5%	20.8%	—	28.5%

2012
Net sales	$163,015	$45,291	$3,405	$211,711
Gross margins	42,993	8,577	2,980	54,550
Gross margin percentage	26.4%	18.9%	—	25.8%

Engine Management’s net sales increased $12.5 million, or 7.7%, to $175.5 million for the first quarter of 2013.  Year-over-year increases in net sales were achieved in the retail and traditional markets resulting primarily from higher pipeline orders as compared to orders in the first quarter of 2012.

Temperature Control’s net sales increased $7.4 million, or 16.4%, to $52.7 million for the first quarter of 2013.  Included in the first three months of 2013 are incremental sales of $11.7 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales decreased $4.3 million compared to the first three months of 2012.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.5% in the first quarter of 2013, compared to 25.8% in the first quarter of 2012.  Compared to the first three months of 2012, gross margins as a percentage of sales increased across all of our Segments.  Gross margins at Engine Management increased 3.1 percentage points from 26.4% to 29.5% and gross margins at Temperature Control increased 1.9 percentage points from 18.9% to 20.8%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing, and manufacturing efficiencies including the increase in manufacturing at our lower cost facilities.  The gross margin percentage improvement in Temperature Control compared to the prior year was primarily the result of favorable year-over-year manufacturing absorption variances.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $4.8 million to $49.6 million, or 21.5% of consolidated net sales, in the first quarter of 2013, as compared to $44.8 million, or 21.1% of consolidated net sales in the first quarter of 2012.  The increase in SG&A expenses is principally due to the incremental expenses from our asset acquisition of CompressorWorks, Inc., including amortization of intangible assets acquired, higher distribution expenses, and higher expenses related to the sale of receivables.

Index

 Restructuring and Integration Expenses.  Restructuring and integration expenses for the first quarter of 2013 increased to $0.4 million compared to $0.1 million in the comparable quarter of 2012.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2012	$3,203	$203	$373	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	358	60	—	418
Cash payments	(354)	(89)	(32)	(475)
Exit activity liability at March 31, 2013	$3,207	$174	$341	$3,722

Other Income, Net. Other income, net increased to $0.2 million in the first quarter of 2013 compared to $0.1 million in the same period in 2012.  During 2013 and 2012, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2012, we recorded a $0.2 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $16 million in the first quarter of 2013, compared to $9.7 million in the first quarter of 2012.  The increase of $6.3 million is the result of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses.

Interest Expense.  Interest expense decreased to $0.6 million in the first quarter of 2013 compared to $0.7 million in the same period of 2012 as average outstanding borrowings and average interest rates during the quarter declined year-over-year.

Income Tax Provision.  The income tax provision in the first quarter of 2013 was $5.7 million at an effective tax rate of 37.3% compared to $3.5 million and an effective tax rate of 38.6% for the same period in 2012.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability.  We recorded a $0.4 million and $0.3 million loss from discontinued operations for the first quarter of 2013 and 2012, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2012 and March 31, 2013 and activity for the three months ended March 31, 2013 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	406	12	418
Cash payments	(260)	(215)	(475)
Exit activity liability at March 31, 2013	$2,372	$1,350	$3,722

Liabilities associated with the remaining restructuring and integration costs as of March 31, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Index

Liquidity and Capital Resources

Operating Activities.  During the first three months of 2013, cash used in operations amounted to $26.8 million compared to $9 million in the same period of 2012.  The year-over-year increase in cash used in operations is primarily the result of greater year-over-year increases in accounts receivable and inventory, partially offset by a smaller increase in accounts payable.  The increase in accounts receivable and inventory reflects the seasonality in our business as well as the inventory build-up at Temperature Control resulting from the integration of CompressorWorks into our Reynosa, Mexico and Lewisville, Texas facilities.  We anticipate that receivable and inventory levels will be reduced from the first quarter 2013 increases by year-end.

Investing Activities.  Cash used in investing activities was $15.9 million in the first three months of 2013, compared to $2.4 million in the same period of 2012.  Included in investing activities in 2013 is (1) our approximate 25% minority interest investment in Orange Electronic Co., Ltd., a supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of SMP Europe, our former affiliate in the U.K., for $6.5 million, and (3) capital expenditures of $2.6 million.  Investing activities during the first quarter of 2012 included $2.4 million of capital expenditures.

Financing Activities.  Cash provided by financing activities was $40.1 million in the first three months of 2013 compared to $9.1 million in the same period of 2012.  The increase in cash provided by financing activities is primarily due to an increase in net borrowings of $35.1 million.  The increase in net borrowings was used to fund the cash used in operating and investing activities, and to fund the purchase of 21,601 shares of our common stock for $0.6 million.  Dividends of $2.5 million were paid in the first three months of 2013 compared to $2.1 million in the comparable period last year.  In January 2013, our Board of Directors voted to increase our quarterly dividend from $0.09 per share in 2012 to $0.11 per share in 2013.

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended in September 2011 and February 2013) provides for a line of credit of up to $200 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2015.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In September 2011, we amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2015; (2) to reduce the margin added to the LIBOR rate to 1.75% - 2.25%; (3) to reduce the margin added to the index rate to 0.75% - 1.25%; and (4) to provide us with greater flexibility regarding permitted acquisitions and stock repurchases.  In February 2013, we further amended the restated credit agreement to provide us with greater flexibility regarding the payment of cash dividends and stock repurchases.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $115.8 million available for us to borrow pursuant to the formula at March 31, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $75.5 million and $40.4 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, the weighted average interest rate on our restated credit agreement was 2.1%, which consisted of $69 million in direct borrowings at 2% and an index loan of $6.5 million at 4%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During the three months ended March 31, 2013 our average daily index loan balance was $5.7 million compared to $5 million for the three months ended March 31, 2012 and $6.1 million for the year ended December 31, 2012.

Index

At any time that our average borrowing availability over the previous thirty days is less than $30 million or if our borrowing availability is $20 million or less, and until such time that we have maintained an average borrowing availability of $30 million or greater for a continuous period of ninety days, the terms of our restated credit agreement provide for, among other provisions, financial covenants requiring us, on a consolidated basis, (1) to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months), and (2) to limit capital expenditure levels.  As of March 31, 2013, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In November 2010 and September 2011, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2015 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

As of March 31, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.2 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Pursuant to these agreements, we sold $150.4 million and $132.1 million of receivables during the three months ended March 31, 2013 and 2012, respectively.  A charge in the amount of $3.2 million and $2.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In May 2012, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the three months ended March 31, 2013 and the year ended December 31, 2012, we repurchased 21,601 shares and 312,527 shares, respectively, of our common stock at a total cost of $0.6 million and $4.1 million, respectively.  In April 2013, we repurchased an additional 9,000 shares of our common stock under this program at a total cost of $0.3 million.  No stock repurchases remain available under the 2012 program as the entire $5 million was utilized.

In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program.  At March 31, 2013, the entire $6 million under this program remained available for future purchases.  In April 2013, we repurchased 10,700 shares of our common stock under this program at a total cost of $0.3 million, leaving approximately $5.7 million available for future stock repurchases under the program.

Index

We anticipate that our present sources of funds, including funds from operations and additional borrowings, will continue to be adequate to meet our financing needs over the next twelve months.  We continue to evaluate alternative sources to further improve the liquidity of our business.  The timing, terms, size and pricing of any alternative sources of financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.  In addition, we have a substantial amount of indebtedness which could, among other things, increase our vulnerability to general adverse economic and industry conditions, make it more difficult to satisfy our obligations, limit our ability to pay future dividends, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and require that a portion of our cash flow from operations be used for the payment of interest on our indebtedness instead of for funding working capital, capital expenditures, acquisitions or for other corporate purposes.  If we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2012.

The following table summarizes our contractual commitments as of December 31, 2012 and expiration dates of commitments through 2022:

(In thousands)	2013	2014	2015	2016	2017	2018-2022	Total
Lease obligations	$8,419	$7,001	$5,122	$4,455	$2,483	$2,762	$30,242
Postretirement and pension benefits	1,980	1,187	6,909	1,268	62	198	11,604
Severance payments related to restructuring and integration	1,414	474	204	82	52	—	2,226
Total commitments	$11,813	$8,662	$12,235	$5,805	$2,597	$2,960	$44,072

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2013, amounts outstanding under our revolving credit facilities were $75.5 million.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition.  We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments.  We recognize revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured.  For some of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities.  Such deposit is not recognized as revenue but rather carried as a core liability.  The liability is extinguished when a core is actually returned to us.  We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon terms of sale, our prior experience and current trends.  As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At March 31, 2013, the allowance for sales returns was $35.7 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At March 31, 2013, the allowance for doubtful accounts and for discounts was $7.1 million.

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

The valuation allowance of $7.2 million as of March 31, 2013 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

We assess the impairment of long-lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit below its carrying amount.  Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

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

Index

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

Recently Issued Accounting Pronouncements

Presentation of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the provisions of FASB ASC 220, Comprehensive Income.  The amendments in this update supercede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASU 2011-05 and ASU 2011-12.  The amendment requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the consolidated financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2012, which for us was January 1, 2013, and interim periods within those annual periods.  As a result of the adoption of this standard, we have elected to present amounts reclassified out of accumulated other comprehensive income as a separate disclosure in the notes to the consolidated financial statements.

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amended the provisions of FASB ASC 350, Intangibles - Goodwill and Other.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the second step of the impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the second step of the impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us was January 1, 2013.  We will consider this new standard when conducting our annual impairment test of indefinite-lived intangible assets.

Balance Sheet Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendment was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of FASB ASU 2011-11 did not have a material effect on our consolidated financial statements and disclosures.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2013, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the Euro, the British Pound, the Polish zloty, the Mexican Peso, the Taiwan dollar and the Hong Kong dollar.  As of March 31, 2013 and December 31, 2012, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.8% at March 31, 2013 and 99.5% at December 31, 2012.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

(b)           Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2013, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2013, approximately 2,160 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2013, the amounts paid for settled claims are approximately $14 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos-related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values.

The most recent actuarial study was performed as of August 31, 2012.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058. The change from the prior year study was a $0.4 million decrease for the low end of the range and a $25 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  Accordingly, an incremental $0.4 million provision in our discontinued operation was added to the asbestos accrual in September 2012 increasing the reserve to approximately $27.1 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated to range from $32.3 million to $57 million during the same period.

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

We are involved in various other litigation and product liability matters arising in the ordinary course of business. Although the final outcome of any other litigation or product liability matter cannot be determined, based on our understanding and evaluation of the relevant facts and circumstances, it is our opinion that the final outcome of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2) (3)

January 1-31, 2013	—	—	—	—
February 1-28, 2013	—	—	—	—
March 1-31, 2013	21,601	$27.89	21,601	$6,261,847
Total	21,601	$27.89	21,601	$6,261,847

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In May 2012, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the three months ended March 31, 2013 and the year ended December 31, 2012, we repurchased 21,601 shares and 312,527 shares, respectively, of our common stock at a total cost of $0.6 million and $4.1 million, respectively.  In April 2013, we repurchased an additional 9,000 shares of our common stock under this program at a total cost of $0.3 million.  No stock repurchases remain available under the 2012 program as the entire $5 million was utilized.

(3)
In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program.  At March 31, 2013, the entire $6 million under this program remained available for future purchases.  In April 2013, we repurchased 10,700 shares of our common stock under this program at a total cost of $0.3 million, leaving approximately $5.7 million available for future stock repurchases under the program.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 6, 2013	/s/ James J. Burke
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