Form 10-Q
period 2013-06-30
STANDARD MOTOR PRODUCTS INC
filed 2013-08-07
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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
Yes ☐      No ☑

As of the close of business on July 31, 2013, there were 22,991,904 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net sales	$270,126	$268,875	$500,834	$480,586
Cost of sales	192,330	199,531	357,210	356,692
Gross profit	77,796	69,344	143,624	123,894
Selling, general and administrative expenses	50,588	46,609	100,198	91,385
Restructuring and integration expenses	200	13	618	137
Other income (expense), net	212	(32)	442	21
Operating income	27,220	22,690	43,250	32,393
Other non-operating expense, net	(64)	(24)	(260)	(66)
Interest expense	646	842	1,218	1,555
Earnings from continuing operations before taxes	26,510	21,824	41,772	30,772
Provision for income taxes	10,110	8,103	15,806	11,557
Earnings from continuing operations	16,400	13,721	25,966	19,215
Loss from discontinued operations, net of income taxes	(357)	(317)	(749)	(617)
Net earnings	$16,043	$13,404	$25,217	$18,598

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.71	$0.60	$1.13	$0.84
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net earnings per common share – Basic	$0.70	$0.59	$1.10	$0.81

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.71	$0.59	$1.12	$0.83
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.03)
Net earnings per common share – Diluted	$0.69	$0.58	$1.09	$0.80

Dividend declared per share	$0.11	$0.09	$0.22	$0.18

Average number of common shares	22,981,337	22,872,618	22,917,769	22,870,069
Average number of common shares and dilutive common shares	23,261,118	23,104,654	23,190,091	23,111,732

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net earnings	$16,043	$13,404	$25,217	$18,598
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(940)	(903)	(1,752)	166
Pension and postretirement plans:
Amortization of:
Prior service benefit	(1,080)	(1,196)	(2,160)	(2,392)
Unrecognized loss	776	835	1,561	1,548
Unrecognized amounts	154	437	154	437
Foreign currency exchange rate changes	(15)	(18)	(27)	(2)
Income tax benefit (expense) related to pension and postretirement plans	51	(37)	159	149
Pension and postretirement plans, net of tax	(114)	21	(313)	(260)
Total other comprehensive income (loss), net of tax	(1,054)	(882)	(2,065)	(94)
Comprehensive income	$14,989	$12,522	$23,152	$18,504

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,275	$13,074
Accounts receivable, less allowances for discounts and doubtful accounts of $7,007 and $6,124 for 2013 and 2012, respectively	151,789	98,565
Inventories, net	296,815	267,468
Deferred income taxes	34,734	33,258
Prepaid expenses and other current assets	9,878	6,188
Total current assets	505,491	418,553

Property, plant and equipment, net	64,119	64,422
Goodwill	37,836	35,827
Other intangibles, net	37,291	36,546
Deferred income taxes	9,625	11,085
Other assets	18,931	10,161
Total assets	$673,293	$576,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$68,334	$40,453
Current portion of long-term debt	103	120
Accounts payable	90,157	62,283
Sundry payables and accrued expenses	39,309	41,723
Accrued customer returns	44,977	29,033
Accrued rebates	33,729	27,349
Payroll and commissions	19,997	21,211
Total current liabilities	296,606	222,172

Long-term debt	30	75
Other accrued liabilities	21,786	21,650
Accrued asbestos liabilities	24,242	25,110
Total liabilities	342,664	269,007

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	85,871	82,348
Retained earnings	206,873	186,693
Accumulated other comprehensive income	1,814	3,879
Treasury stock – at cost (944,132 shares and 1,117,104 shares in 2013 and 2012, respectively)	(11,801)	(13,205)
Total stockholders’ equity	330,629	307,587
Total liabilities and stockholders’ equity	$673,293	$576,594

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$25,217	$18,598
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,545	7,898
Amortization of deferred financing cost	542	580
Increase (decrease) to allowance for doubtful accounts	498	(55)
Increase to inventory reserves	3,059	1,573
Amortization of deferred gain on sale of building	(524)	(524)
Gain on disposal of property, plant and equipment	(1)	(6)
Equity loss from joint ventures	26	—
Employee Stock Ownership Plan allocation	2,188	1,933
Stock-based compensation	1,494	1,278
Decrease in deferred income taxes	142	4,114
Decrease in tax valuation allowance	—	(294)
Loss on discontinued operations, net of tax	749	617
Change in assets and liabilities:
Increase in accounts receivable	(53,723)	(44,472)
(Increase) decrease in inventories	(31,885)	3,300
Increase in prepaid expenses and other current assets	(1,501)	(510)
Increase in accounts payable	16,550	18,886
Increase in sundry payables and accrued expenses	19,304	9,629
Net change in other assets and liabilities	(3,079)	(1,362)
Net cash provided by (used in) operating activities	(12,399)	21,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(12,760)	(38,594)
Capital expenditures	(5,551)	(5,296)
Other investing activities	(596)	6
Net cash used in investing activities	(18,907)	(43,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	27,881	24,000
Principal payments of long-term debt and capital lease obligations	(62)	(53)
Purchase of treasury stock	(1,151)	(4,999)
Increase in overdraft balances	11,324	5,766
Payment of debt issuance costs	(1,261)	—
Proceeds from exercise of employee stock options	142	307
Excess tax benefits related to the exercise of employee stock grants	66	4
Dividends paid	(5,037)	(4,121)
Net cash provided by financing activities	31,902	20,904
Effect of exchange rate changes on cash	(1,395)	168
Net decrease in cash and cash equivalents	(799)	(1,629)
CASH AND CASH EQUIVALENTS at beginning of period	13,074	10,871
CASH AND CASH EQUIVALENTS at end of period	$12,275	$9,242

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$664	$913
Income taxes	$16,892	$7,177

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2013
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2012	$47,872	$82,348	$186,693	$3,879	$(13,205)	$307,587
Net earnings	—	—	25,217	—	—	25,217
Other comprehensive income (loss), net of tax	—	—	—	(2,065)	—	(2,065)
Cash dividends paid	—	—	(5,037)	—	—	(5,037)
Purchase of treasury stock	—	—	—	—	(1,151)	(1,151)
Stock-based compensation and related tax benefits	—	1,306	—	—	254	1,560
Stock options exercised and related tax benefits	—	3	—	—	139	142
Employee Stock Ownership Plan	—	2,214	—	—	2,162	4,376

Balance at June 30, 2013	$47,872	$85,871	$206,873	$1,814	$(11,801)	$330,629

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2013 presentation.

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

European OE Business Acquisition

In February 2013, we acquired the original equipment business of Standard Motor Products Holdings Ltd. (“SMP Europe”), our former affiliate in the U.K., for £4.2 million ($6.5 million).  SMP Europe was a distributor of original equipment parts that were primarily manufactured in our Bialystok, Poland manufacturing facility.  We anticipate incremental annual revenues from the acquisition approximating $1 million to $2 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revenues included in our consolidated statements of operations from the acquired business in the second quarter and six months ended June 30, 2013 were not material.

CompressorWorks Asset Acquisition

In April 2012, we acquired substantially all of the assets of CompressorWorks, Inc. for $38.6 million, which consisted of a purchase price of $37.4 million and a $1.2 million working capital adjustment.  The acquisition was paid for with cash funded by our revolving credit facility.  Prior to the acquisition, CompressorWorks, Inc. had manufacturing and distribution facilities in Dallas, Texas, and distributed a range of temperature control products including new compressors, fan clutches, and other A/C system and engine cooling products.

The allocation of purchase price to assets acquired and liabilities assumed is based upon their fair values.  The following table presents the allocation of purchase price to assets acquired and liabilities assumed (in thousands):

Purchase price:		$38,594
Assets acquired and liabilities assumed:
Receivables	$9,114
Inventory	22,736
Other current assets	60
Property, plant and equipment	1,427
Intangible assets	8,870
Goodwill	9,703
Current liabilities	(13,316)
Net assets acquired		$38,594

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental unaudited pro forma financial information for the acquisitions is as follows (in thousands):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Reported	Pro Forma	Reported	Pro Forma

Net sales	$270,126	$270,126	$268,875	$276,040
Net earnings	16,043	16,074	13,404	14,517

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Reported	Pro Forma	Reported	Pro Forma

Net sales	$500,834	$501,149	$480,586	$501,254
Net earnings	25,217	25,365	18,598	20,281

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2012 and June 30, 2013 and activity for the six months ended June 30, 2013 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	399	219	618
Cash payments	(752)	(633)	(1,385)
Exit activity liability at June 30, 2013	$1,873	$1,139	$3,012

Liabilities associated with the remaining restructuring and integration costs as of June 30, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $183.9 million and $334.3 million of receivables during the three months and six months ended June 30, 2013, respectively, and $178.2 million and $310.3 million for the comparable periods in 2012.  A charge in the amount of $3.9 million and $7.1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2013, respectively, and $3.9 million and $6.3 million for the comparable periods in 2012.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)

Finished goods, net	$203,749	$178,158
Work-in-process, net	6,501	8,135
Raw materials, net	86,565	81,175
Total inventories, net	$296,815	$267,468

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)

Customer relationships	$43,872	$40,100
Trademarks and trade names	6,800	6,800
Non-compete agreements	910	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	52,465	48,693
Less accumulated amortization (1)	(16,954)	(14,210)
Net acquired intangible assets	$35,511	$34,483

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In February 2013, we acquired the original equipment business of SMP Europe.  Intangible assets acquired consist of $3.8 million of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Total amortization expense for acquired intangible assets was $1.4 million and $2.7 million for the three months and six months ended June 30, 2013, respectively, and $1.2 million and $2.1 million for the comparable periods in 2012.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $2.2 million for the remainder of 2013, $4.5 million in 2014, $4.3 million in 2015 and $19.3 million in the aggregate for the years 2016 through 2028.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)

Revolving credit facilities	$68,334	$40,453
Other	133	195
Total debt	$68,467	$40,648

Current maturities of debt	$68,437	$40,573
Long-term debt	30	75
Total debt	$68,467	$40,648

Deferred Financing Costs

We had deferred financing costs of $3.3 million and $2.6 million as of June 30, 2013 and December 31, 2012, respectively.  Deferred financing costs are related to our revolving credit facility.  In connection with the amendment to our revolving credit facility in May 2013, we incurred and capitalized $1.3 million of costs related to bank, legal and other professional fees which are being amortized through March 2018, the remaining term of the amended revolving credit facility.

Deferred financing costs as of June 30, 2013 are being amortized in the amounts of $0.4 million for the remainder of 2013, $0.7 million in 2014, $0.7 million in 2015, $0.7 million in 2016 and $0.8 million in 2017 and thereafter.

Revolving Credit Facility

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended) provides for a line of credit of up to $250 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2018.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In February 2013, we amended the restated credit agreement to provide us with greater flexibility regarding the payment of cash dividends and stock repurchases.  In May 2013, we further amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2018; (2) to increase the line of credit from $200 million to $250 million (inclusive of the Canadian revolving credit facility described below); (3) to reduce the margin added to the LIBOR rate to 1.50% - 2%; (4) to reduce the margin added to the index rate to 0.50% - 1%; (5) to reduce the unused fee to 0.25%; and (6) to provide us with greater flexibility regarding acquisitions, other permissible debt financing, cash held and capital expenditures, among other matters.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $126.8 million available for us to borrow pursuant to the formula at June 30, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $68.3 million and $40.4 million at June 30, 2013 and December 31, 2012, respectively. Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2013, the weighted average interest rate on our restated credit agreement was 1.7%, which consisted of $68 million in direct borrowings at 1.7% and an index loan of $0.3 million at 3.75%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During the six months ended June 30, 2013, our average daily index loan balance was $4.9 million compared to $6 million for the six months ended June 30, 2012 and $6.1 million for the year ended December 31, 2012.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of June 30, 2013, we were not subject to this covenant.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

Canadian Revolving Credit Facility

In May 2010, we amended our Canadian Credit Agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amended Canadian Credit Agreement provided for the conversion of the then existing $10 million line of credit into a revolving credit facility.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

Capital Leases

As of June 30, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.1 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2013
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at March 31, 2013	$3,851	$(983)	$2,868
Other comprehensive income before reclassifications	(940)	139	(801)
Amounts reclassified from accumulated other comprehensive income	—	(253)	(253)
Current period other comprehensive income, net	(940)	(114)	(1,054)
Ending balance at June 30, 2013	$2,911	$(1,097)	$1,814

	Six Months Ended June 30, 2013
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at December 31, 2012	$4,663	$(784)	$3,879
Other comprehensive income before reclassifications	(1,752)	127	(1,625)
Amounts reclassified from accumulated other comprehensive income	—	(440)	(440)
Current period other comprehensive income, net	(1,752)	(313)	(2,065)
Ending balance at June 30, 2013	$2,911	$(1,097)	$1,814

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(1,080)	$(2,160)
Unrecognized loss (1)	776	1,561
Total before income tax	(304)	(599)
Income tax benefit	51	159
Total reclassifications for the period	$(253)	$(440)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 11 for additional details).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.	Stock-Based Compensation Plans

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2012	29,150	$12.20	1.9
Expired	—	—	—
Exercised	(11,525)	12.37	—
Forfeited, other	—	—	—
Outstanding at June 30, 2013	17,625	$12.09	1.6

Options exercisable at June 30, 2013	17,625	$12.09	1.6

The aggregate intrinsic value of all outstanding stock options as of June 30, 2013 was $0.4 million.  All outstanding stock options as of June 30, 2013 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.2 million for the six months ended June 30, 2013.  There were no options granted in the six months ended June 30, 2013.

Restricted and Performance Stock Grants

As part of the 2006 Omnibus Incentive Plan, we grant shares of restricted and performance-based stock to eligible employees and directors.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.  Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on our evaluation of historical and expected future turnover.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	533,625	$13.03
Granted	7,000	32.01
Vested	(8,075)	12.69
Forfeited	(4,575)	13.54
Balance at June 30, 2013	527,975	$13.28

We recorded compensation expense related to restricted shares and performance-based shares of $1,072,847 ($666,895 net of tax) and $913,465 ($570,367 net of tax) for the six months ended June 30, 2013 and 2012, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $4.2 million at June 30, 2013, and is expected to be recognized as they vest over a weighted average period of 4.9 years and 0.7 years for employees and directors, respectively.

Note 11.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits	2013	2012	2013	2012
Service cost	$45	$32	$90	$65
Interest cost	58	46	117	93
Amortization of prior service cost	7	27	14	55
Actuarial net loss	171	66	345	131
Net periodic benefit cost	$281	$171	$566	$344

Postretirement benefits
Service cost	$—	$1	$1	$2
Interest cost	10	18	19	43
Amortization of prior service cost	(1,087)	(1,223)	(2,174)	(2,447)
Actuarial net loss	605	769	1,216	1,417
Net periodic benefit credit	$(472)	$(435)	$(938)	$(985)

For the six months ended June 30, 2013, we made employee benefit contributions of $0.5 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $1 million in contributions for 2013.

We maintain a Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2013, contributions of $0.5 million were made to the plan related to calendar year 2012.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan.  The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2013, we contributed to the trust an additional 182,000 shares from our treasury and released 182,500 shares from the trust leaving 430 shares remaining in the trust as of June 30, 2013.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$12,275	$12,275	$13,074	$13,074
Deferred compensation	7,760	7,760	6,678	6,678
Short term borrowings	68,437	68,437	40,573	40,573
Long-term debt	30	30	75	75

For fair value purposes, the carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the funds in registered investment companies, which are considered Level 1 inputs.  The carrying value of our revolving credit facilities, classified as short term borrowings, approximates fair market value because the interest rates reflect current market rates.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.	Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$16,400	$13,721	$25,966	$19,215
Loss from discontinued operations	(357)	(317)	(749)	(617)
Net earnings available to common stockholders	$16,043	$13,404	$25,217	$18,598

Weighted average common shares outstanding	22,981	22,873	22,918	22,870

Earnings from continuing operations per common share	$0.71	$0.60	$1.13	$0.84
Loss from discontinued operations per common share	(0.01)	(0.01)	(0.03)	(0.03)
Basic net earnings per common share	$0.70	$0.59	$1.10	$0.81

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$16,400	$13,721	$25,966	$19,215
Loss from discontinued operations	(357)	(317)	(749)	(617)
Net earnings available to common stockholders	$16,043	$13,404	$25,217	$18,598

Weighted average common shares outstanding	22,981	22,873	22,918	22,870
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	273	229	264	234
Dilutive effect of stock options	7	3	8	8
Weighted average common shares outstanding – Diluted	23,261	23,105	23,190	23,112

Earnings from continuing operations per common share	$0.71	$0.59	$1.12	$0.83
Loss from discontinued operations per common share	(0.02)	(0.01)	(0.03)	(0.03)
Diluted net earnings per common share	$0.69	$0.58	$1.09	$0.80

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	10	29	10	25
Restricted and performance shares	234	216	243	213

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 14.	Industry Segments

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales
Engine Management	$182,050	$172,644	$357,559	$335,659
Temperature Control	86,660	93,036	139,388	138,327
All Other	1,416	3,195	3,887	6,600
Consolidated	$270,126	$268,875	$500,834	$480,586

Intersegment Revenue
Engine Management	$7,566	$4,358	$13,019	$8,846
Temperature Control	1,546	1,527	3,055	2,636
All Other	(9,112)	(5,885)	(16,074)	(11,482)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$24,704	$17,630	$45,488	$31,318
Temperature Control	6,740	7,775	6,286	7,823
All Other	(4,224)	(2,715)	(8,524)	(6,748)
Consolidated	$27,220	$22,690	$43,250	$32,393

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2013, approximately 2,230 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2013, the amounts paid for settled claims are approximately $14.4 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The most recent actuarial study was performed as of August 31, 2012.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058. The change from the prior year study was a $0.4 million decrease for the low end of the range and a $25 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  Accordingly, an incremental $0.4 million provision in our discontinued operations was added to the asbestos accrual in September 2012 increasing the reserve to approximately $27.1 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated to range from $32.3 million to $57 million during the same period.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2013 and 2012, we have accrued $23.5 million and $18.8 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$19,414	$13,948	$17,288	$13,500
Liabilities accrued for current year sales	22,020	20,233	40,376	35,656
Settlements of warranty claims	(17,936)	(15,332)	(34,166)	(30,307)
Balance, end of period	$23,498	$18,849	$23,498	$18,849

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.  We intend to continue to improve our operating efficiency, customer satisfaction and cost position by increasing cost‑effective vertical integration in key product lines through internal development and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost countries such as those in Asia.

Index
Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer may lessen the demand for our Temperature Control products, while a hot summer may increase such demand. As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index

Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Sales.  Consolidated net sales for the three months ended June 30, 2013 were $270.1 million, an increase of $1.2 million compared to $268.9 million in the same period of 2012.  Consolidated net sales increased primarily due to higher sales in the traditional and OE/OES markets of our Engine Management Segment as compared to the second quarter of 2012, which more than offset the lower results achieved by our Temperature Control Segment.

The following table summarizes net sales by segment for the quarters ended June 30, 2013 and 2012, respectively:

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2013
Net sales	$182,050	$86,660	$1,416	$270,126
Gross margins	54,380	20,342	3,074	77,796
Gross margin percentage	29.9%	23.5%	—	28.8%

2012
Net sales	$172,644	$93,036	$3,195	$268,875
Gross margins	46,277	19,871	3,196	69,344
Gross margin percentage	26.8%	21.4%	—	25.8%

Engine Management’s net sales increased $9.4 million, or 5.4%, to $182.1 million for the second quarter of 2013.  Year-over-year increases in net sales were achieved in the traditional and OE/OES markets as compared to the second quarter of 2012.

Temperature Control’s net sales decreased $6.4 million, or 6.9%, to $86.7 million for the second quarter of 2013.  Included in the second quarter 2013 are incremental sales of $4.9 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $11.3 million compared to the second quarter of 2012.  The year-over-year decrease in net sales at Temperature Control resulted from the impact of cool and wet spring weather conditions in 2013 as compared to the same period in the prior year.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.8% in the second quarter of 2013, compared to 25.8% in the second quarter of 2012.  Compared to the second quarter of 2012, gross margins at Engine Management increased 3.1 percentage points from 26.8% to 29.9%, while gross margins at Temperature Control increased 2.1 percentage points from 21.4% to 23.5%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing, and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage improvement in Temperature Control compared to the prior year was primarily the result of the increase in manufacturing at our lower cost facilities and the benefits achieved as a result of the integration of CompressorWorks’ product lines.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $4 million to $50.6 million, or 18.7% of consolidated net sales, in the second quarter of 2013, as compared to $46.6 million, or 17.3%  of consolidated net sales, in the second quarter of 2012.  The increase in SG&A expenses is principally due to slightly higher sales and marketing expenses and incremental expenses from our asset acquisition of CompressorWorks, Inc., including amortization of intangible assets acquired.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $0.2 million in the second quarter of 2013.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at March 31, 2013	$3,207	$174	$341	$3,722
Restructuring and integration costs:
Amounts provided for during 2013	12	188	—	200
Cash payments	(768)	(89)	(53)	(910)
Exit activity liability at June 30, 2013	$2,451	$273	$288	$3,012

Other Income, Net. Other income, net, increased $0.2 million in the second quarter of 2013 when compared to the second quarter of 2012.  During 2013 and 2012, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2012, we recorded a $0.3 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $27.2 million in the second quarter of 2013, compared to $22.7 million in the second quarter of 2012.  The increase of $4.5 million is the result of slightly higher year-over-year consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses.

Interest Expense.  Interest expense decreased to $0.6 million in the second quarter of 2013, compared to $0.8 million in the second quarter of 2012, as average outstanding borrowings and average interest rates during the quarter declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our restated credit agreement.

Income Tax Provision.  The income tax provision in the second quarter of 2013 was $10.1 million at an effective tax rate of 38.1% compared to $8.1 million at an effective tax rate of 37.1% for the same period in 2012.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability. We recorded $0.4 million and $0.3 million as a loss from discontinued operations for the second quarter of 2013 and 2012, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Sales.  Consolidated net sales for the six months ended June 30, 2013 were $500.8 million, an increase of $20.2 million, or 4.2%, compared to $480.6 million in the same period of 2012.  Consolidated net sales increased primarily due to higher sales in the retail and traditional markets of our Engine Management Segment as compared to the first six months of 2012, and incremental sales in our Temperature Control Segment as a result of our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

The following table summarizes net sales and gross margins by segment for the six months ended June 30, 2013 and 2012, respectively:

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2013
Net sales	$357,559	$139,388	$3,887	$500,834
Gross margins	106,094	31,328	6,202	143,624
Gross margin percentage	29.7%	22.5%	—	28.7%

2012
Net sales	$335,659	$138,327	$6,600	$480,586
Gross margins	89,270	28,448	6,176	123,894
Gross margin percentage	26.6%	20.6%	—	25.8%

Engine Management’s net sales increased $21.9 million, or 6.5%, to $357.6 million for the first six months of 2013.  Year-over-year increases in net sales were achieved in the retail and traditional markets as compared to the first six months of 2012.

Temperature Control’s net sales increased $1.1 million, or 0.8%, to $139.4 million for the first six months of 2013.  Included in the first six months of 2013 are incremental sales of $16.6 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $15.5 million compared to the first six months of 2012.  The year-over-year decline in net sales, excluding acquisitions, resulted from the impact of cool and wet spring weather conditions in 2013 as compared to the same period in the prior year.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, for the six months ended June 30, 2013 increased to 28.7%, as compared to 25.8% during the same period in 2012.  Compared to the first six months of 2012, gross margins at Engine Management increased 3.1 percentage points from 26.6% to 29.7%, while gross margins at Temperature Control increased 1.9 percentage points from 20.6% to 22.5%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing, and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage improvement in Temperature Control compared to the prior year was primarily the result of the increase in manufacturing at our lower cost facilities and the benefits achieved as a result of the integration of CompressorWorks’ product lines.

Selling, General and Administrative Expenses.  SG&A increased by $8.8 million to $100.2 million, or 20% of consolidated net sales, in the six months ended June 30, 2013, as compared to $91.4 million, or 19% of consolidated net sales, in the same period of 2012.  The increase in SG&A expenses is principally due to the incremental expenses from our asset acquisition of CompressorWorks, Inc., including amortization of intangible assets acquired, higher sales, marketing and distribution expenses, and higher expenses related to the sale of receivables.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $0.6 million for the six months ended June 30, 2013, compared to $0.1 million for the same period in 2012.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2012	$3,203	$203	$373	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	370	248	—	618
Cash payments	(1,122)	(178)	(85)	(1,385)
Exit activity liability at June 30, 2013	$2,451	$273	$288	$3,012

Other Income, Net. Other income, net, increased $0.4 million for the six months ended June 30, 2013 when compared to the same period in 2012.  During 2013 and 2012, we recognized $0.5 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility, which was offset by a $0.1 million and $0.5 million loss on the disposal of certain machinery and equipment in 2013 and 2012, respectively.

Operating Income.  Operating income was $43.3 million in the first six months of 2013, compared to $32.4 million for the same period in 2012.  The increase of $10.9 million is the result of higher year-over-year consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses.

Interest Expense.  Interest expense decreased by $0.4 million to $1.2 million in the six months ended June 30, 2013, compared to $1.6 million for the same period in 2012, as average outstanding borrowings and average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our revolving credit facility.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2013 was $15.8 million at an effective tax rate of 37.8%, compared to $11.6 million and an effective tax rate of 37.6% for the same period in 2012.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability. We recorded $0.7 million and $0.6 million as a loss from discontinued operations for the six months ended June 30, 2013 and 2012, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2012 and June 30, 2013 and activity for the six months ended June 30, 2013 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	399	219	618
Cash payments	(752)	(633)	(1,385)
Exit activity liability at June 30, 2013	$1,873	$1,139	$3,012

Liabilities associated with the remaining restructuring and integration costs as of June 30, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2016 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Index
Liquidity and Capital Resources

Operating Activities. During the first six months of 2013, cash used in operations amounted to $12.4 million compared to cash provided by operations of $21.2 million in the same period of 2012.  The year-over-year increase in cash used in operations is primarily the result of year-over-year increases in accounts receivable and inventory balances partially offset by an increase in sundry payables and accrued expenses.  The increase in accounts receivable balances resulted in a cash use during the first six months of 2013 of $53.7 million as compared to a $44.5 million cash use in the same period of 2012.  Inventory balances increased during the first six months of 2013 resulting in a $31.9 million cash use as compared to a decrease in inventory balances during the first six months of 2012 providing $3.3 million of operating cash flow.  The increase in sundry payables and accrued expenses resulted in cash provided by operations during the first six months of 2013 of $19.3 million as compared to $9.6 million in the same period of 2012.  The increase in accounts receivable and inventory balances reflects the seasonality in our business as well as the inventory build-up at Temperature Control resulting from the integration of CompressorWorks into our Reynosa, Mexico and Lewisville, Texas facilities.  We anticipate that receivable and inventory levels will be reduced from six month increases by year-end.

Investing Activities.  Cash used in investing activities was $18.9 million in the first six months of 2013, as compared to $43.9 million in the first six months of 2012.  Investing activities in 2013 consisted primarily of (1) our acquisition of an approximate 25% minority interest in Orange Electronic Co. Ltd., our supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of Standard Motor Products Holdings Ltd., our former affiliate in the U.K., for $6.5 million, and (3) $5.6 million in capital expenditures.  Investing activities in 2012 consisted of (1) our acquisition of substantially all of the assets of CompressorWorks, Inc. for $38.6 million and (2) capital expenditures of $5.3 million.

Financing Activities.  Cash provided by financing activities was $31.9 million in the first six months of 2013, compared to $20.9 million in the same period of 2012.  The increase in cash provided by financing activities is primarily due to an increase in net borrowings. The increase in net borrowings was used to fund the cash used in operating and investing activities, to fund the purchase of 41,301 shares of our common stock for $1.2 million, and to pay $1.3 million of debt issuance costs in connection with our May 2013 amendment to our restated credit agreement.  Dividends of $5 million were paid in the first six months of 2013 compared to $4.1 million in the comparable period during the prior year.  In January 2013, our Board of Directors voted to increase our quarterly dividend from $0.09 per share in 2012 to $0.11 per share in 2013.

In November 2010, we entered into a Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended) provides for a line of credit of up to $250 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2018.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

In February 2013, we amended the restated credit agreement to provide us with greater flexibility regarding the payment of cash dividends and stock repurchases.  In May 2013, we further amended our restated credit agreement (1) to extend the maturity date of our credit facility to March 2018; (2) to increase the line of credit from $200 million to $250 million (inclusive of the Canadian revolving credit facility described below); (3) to reduce the margin added to the LIBOR rate to 1.50% - 2%; (4) to reduce the margin added to the index rate to 0.50% - 1%; (5) to reduce the unused fee to 0.25%; and (6) to provide us with greater flexibility regarding acquisitions, other permissible debt financing, cash held and capital expenditures, among other matters.

Index
Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $126.8 million available for us to borrow pursuant to the formula at June 30, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $68.3 million and $40.4 million at June 30, 2013 and December 31, 2012, respectively. Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2013, the weighted average interest rate on our restated credit agreement was 1.7%, which consisted of $68 million in direct borrowings at 1.7% and an index loan of $0.3 million at 3.75%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During the six months ended June 30, 2013 our average daily index loan balance was $4.9 million compared to $6 million for the six months ended June 30, 2012 and $6.1 million for the year ended December 31, 2012.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of June 30, 2013, we were not subject to this covenant.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

In May 2010, we amended our Canadian Credit Agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders.  The amended Canadian Credit Agreement provided for the conversion of the then existing $10 million line of credit into a revolving credit facility.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

As of June 30, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.1 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Pursuant to these agreements, we sold $183.9 million and $334.3 million of receivables during the three months and six months ended June 30, 2013, respectively, and $178.2 million and $310.3 million for the comparable periods in 2012.  A charge in the amount of $3.9 million and $7.1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2013, respectively, and $3.9 million and $6.3 million for the comparable periods in 2012.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

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

In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program.  In April 2013, we repurchased 10,700 shares of our common stock under this program at a total cost of $0.3 million, leaving approximately $5.7 million available for future stock repurchases under the program as of June 30, 2013.

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

For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes our contractual commitments as of June 30, 2013 and expiration dates of commitments through 2022:

(In thousands)	2013	2014	2015	2016	2017	2018- 2022	Total
Lease obligations	$4,210	$7,001	$5,122	$4,455	$2,483	$2,762	$26,033
Postretirement and pension benefits	958	1,202	6,916	1,271	67	83	10,497
Severance payments related to restructuring and integration	826	559	324	109	55	—	1,873
Total commitments (1)	$5,994	$8,762	$12,362	$5,835	$2,605	$2,845	$38,403

(1)	Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets. As of June 30, 2013, amounts outstanding under our revolving credit facilities were $68.3 million.

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

Inventory Valuation.  Inventories are valued at the lower of cost or market.  Cost is determined on the first-in, first-out basis.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of lower of cost or market value of inventory are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At June 30, 2013, the allowance for sales returns was $45 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At June 30, 2013, the allowance for doubtful accounts and for discounts was $7 million.

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

Index
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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. Management considers all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We consider cumulative losses in recent years as well as the impact of one-time events in assessing our core pretax earnings.  Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business, which includes restructuring and integration initiatives that are expected to generate significant savings in future periods.

The valuation allowance of $7.2 million as of June 30, 2013 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

Valuation of Long‑Lived and Intangible Assets and Goodwill.  At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consists of customer relationships, trademarks and trade names, patents and non-compete agreements.  The fair values of these intangible assets are estimated based on our assessment.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we also test for impairment of goodwill of a reporting unit on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit below its carrying amount.  Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values of each of our reporting units using the discounted cash flows method and market multiples.

Index
When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, than the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology consistent with that used to evaluate goodwill.

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

There are inherent assumptions and estimates used in developing future cash flows requiring our judgment in applying these assumptions and estimates to the analysis of identifiable intangibles and long‑lived asset impairment including projecting revenues, interest rates, tax rates and the cost of capital.  Many of the factors used in assessing fair value are outside our control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes can result in future impairments.  In the event our planning assumptions were modified resulting in impairment to our assets, we would be required to include an expense in our statement of operations, which could materially impact our business, financial condition and results of operations.

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

Index
Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2012 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058.  As a result, in September 2012 an incremental $0.4 million provision in our discontinued operations was added to the asbestos accrual increasing the reserve to approximately $27.1 million as of that date. Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated to range from $32.3 million to $57 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to agreements with insurance carriers for certain asbestos-related claims.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2013, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the Euro, the British Pound, the Polish zloty, the Mexican Peso, the Taiwan dollar and the Hong Kong dollar.  As of June 30, 2013 and December 31, 2012, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.8% at June 30, 2013 and 99.5% at December 31, 2012.

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

During the quarter ended June 30, 2013, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2013, approximately 2,230 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2013, the amounts paid for settled claims are approximately $14.4 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

The most recent actuarial study was performed as of August 31, 2012.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $27.1 million to $41.5 million for the period through 2058. The change from the prior year study was a $0.4 million decrease for the low end of the range and a $25 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we concluded that no amount within the range of settlement payments was more likely than any other and, therefore, recorded the low end of the range as the liability associated with future settlement payments through 2058 in our consolidated financial statements.  Accordingly, an incremental $0.4 million provision in our discontinued operations was added to the asbestos accrual in September 2012 increasing the reserve to approximately $27.1 million. According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated to range from $32.3 million to $57 million during the same period.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2) (3)

April 1-30, 2013	19,700	$27.85	19,700	$5,713,301
May 1-31, 2013	—	—	—	—
June 1-30, 2013	—	—	—	—
Total	19,700	$27.85	19,700	$5,713,301

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)	In May 2012, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program. Under this program, during the three months ended March 31, 2013 and year ended December 31, 2012, we repurchased 21,601 shares and 312,527 shares, respectively, of our common stock at a total cost of $0.6 million and $4.1 million, respectively. In April 2013, we repurchased an additional 9, 000 shares of our common stock under this program at a total cost of $0.3 million. No stock repurchases remain available under the 2012 program as the entire $5 million was utilized.

(3)	In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program. In April 2013, we repurchased 10,700 shares of our common stock under this program at a total cost of $0.3 million, leaving approximately $5.7 million available for future stock repurchases under the program.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 7, 2013	/s/ James J. Burke
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