Form 10-Q
period 2013-09-30
STANDARD MOTOR PRODUCTS INC
filed 2013-11-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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
Yes ☐      No ☑

As of the close of business on October 31, 2013, there were 23,106,351 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net sales	$264,162	$275,975	$764,996	$756,561
Cost of sales	184,081	198,167	541,291	554,859
Gross profit	80,081	77,808	223,705	201,702
Selling, general and administrative expenses	50,615	50,937	150,813	142,322
Restructuring and integration expenses	1,913	642	2,531	779
Other income, net	324	433	766	454
Operating income	27,877	26,662	71,127	59,055
Other non-operating income (expense), net	233	—	(27)	(66)
Interest expense	403	702	1,621	2,257
Earnings from continuing operations before taxes	27,707	25,960	69,479	56,732
Provision for income taxes	10,021	8,516	25,827	20,073
Earnings from continuing operations	17,686	17,444	43,652	36,659
Loss from discontinued operations, net of income taxes	(389)	(604)	(1,138)	(1,221)
Net earnings	$17,297	$16,840	$42,514	$35,438

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.77	$0.77	$1.90	$1.61
Discontinued operations	(0.02)	(0.03)	(0.05)	(0.06)
Net earnings per common share – Basic	$0.75	$0.74	$1.85	$1.55

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.76	$0.76	$1.88	$1.59
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.05)
Net earnings per common share – Diluted	$0.74	$0.74	$1.83	$1.54

Dividend declared per share	$0.11	$0.09	$0.33	$0.27

Average number of common shares	22,999,832	22,691,878	22,945,424	22,810,238
Average number of common shares and dilutive common shares	23,239,009	22,877,635	23,179,187	22,999,244

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net earnings	$17,297	$16,840	$42,514	$35,438
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,033	1,449	(719)	1,615
Pension and postretirement plans:
Amortization of:
Prior service benefit	(1,078)	(1,197)	(3,238)	(3,589)
Unrecognized loss	781	773	2,342	2,321
Unrecognized amounts	—	—	154	437
Foreign currency exchange rate changes	8	26	(19)	24
Income tax benefit (expense) related to pension and postretirement plans	110	161	269	310
Pension and postretirement plans, net of tax	(179)	(237)	(492)	(497)
Total other comprehensive income (loss), net of tax	854	1,212	(1,211)	1,118
Comprehensive income	$18,151	$18,052	$41,303	$36,556

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,097	$13,074
Accounts receivable, less allowances for discounts and doubtful accounts of $7,021 and $6,124 for 2013 and 2012, respectively	141,979	98,565
Inventories, net	269,205	267,468
Deferred income taxes	34,842	33,258
Prepaid expenses and other current assets	11,639	6,188
Total current assets	467,762	418,553

Property, plant and equipment, net	63,883	64,422
Goodwill	37,959	35,827
Other intangibles, net	36,262	36,546
Deferred income taxes	9,906	11,085
Other assets	20,119	10,161
Total assets	$635,891	$576,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$32,187	$40,453
Current portion of long-term debt	82	120
Accounts payable	65,165	62,283
Sundry payables and accrued expenses	42,196	41,723
Accrued customer returns	46,721	29,033
Accrued rebates	32,579	27,349
Payroll and commissions	23,698	21,211
Total current liabilities	242,628	222,172
Long-term debt	23	75
Other accrued liabilities	21,728	21,650
Accrued asbestos liabilities	24,223	25,110
Total liabilities	288,602	269,007
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	85,830	82,348
Retained earnings	221,641	186,693
Accumulated other comprehensive income	2,668	3,879
Treasury stock – at cost (836,685 shares and 1,117,104 shares in 2013 and 2012, respectively)	(10,722)	(13,205)
Total stockholders’ equity	347,289	307,587
Total liabilities and stockholders’ equity	$635,891	$576,594

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$42,514	$35,438
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,203	12,093
Amortization of deferred financing cost	718	870
Increase (decrease) to allowance for doubtful accounts	576	(111)
Increase to inventory reserves	4,128	3,460
Amortization of deferred gain on sale of building	(786)	(786)
Equity loss from joint ventures	80	—
Employee Stock Ownership Plan allocation	3,282	2,899
Stock-based compensation	1,981	1,586
Excess tax benefits related to the exercise of employee stock grants	(1,138)	(236)
Decrease in deferred income taxes	247	4,979
Decrease in tax valuation allowance	(383)	(363)
Loss on discontinued operations, net of tax	1,138	1,221
Change in assets and liabilities:
Increase in accounts receivable	(43,990)	(48,008)
(Increase) decrease in inventories	(5,345)	21,082
Increase in prepaid expenses and other current assets	(4,356)	(822)
Increase (decrease) in accounts payable	(450)	4,957
Increase in sundry payables and accrued expenses	26,486	26,884
Net change in other assets and liabilities	(4,254)	(2,293)
Net cash provided by operating activities	33,651	62,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(12,760)	(38,594)
Capital expenditures	(8,467)	(8,003)
Other investing activities	(596)	9
Net cash used in investing activities	(21,823)	(46,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of line-of-credit agreements	(8,266)	(12,740)
Principal payments of long-term debt and capital lease obligations	(90)	(77)
Purchase of treasury stock	(1,672)	(4,999)
Increase in overdraft balances	3,331	5,769
Payment of debt issuance costs	(1,261)	—
Proceeds from exercise of employee stock options	142	334
Excess tax benefits related to the exercise of employee stock grants	1,138	236
Dividends paid	(7,566)	(6,162)
Net cash used in financing activities	(14,244)	(17,639)
Effect of exchange rate changes on cash	(561)	1,393
Net increase (decrease) in cash and cash equivalents	(2,977)	16
CASH AND CASH EQUIVALENTS at beginning of period	13,074	10,871
CASH AND CASH EQUIVALENTS at end of period	$10,097	$10,887
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$929	$1,399
Income taxes	$26,383	$12,050

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2012	$47,872	$82,348	$186,693	$3,879	$(13,205)	$307,587
Net earnings	—	—	42,514	—	—	42,514
Other comprehensive income (loss), net of tax	—	—	—	(1,211)	—	(1,211)
Cash dividends paid	—	—	(7,566)	—	—	(7,566)
Purchase of treasury stock	—	—	—	—	(1,672)	(1,672)
Stock-based compensation and related tax benefits	—	1,265	—	—	1,854	3,119
Stock options exercised and related tax benefits	—	3	—	—	139	142
Employee Stock Ownership Plan	—	2,214	—	—	2,162	4,376

Balance at September 30, 2013	$47,872	$85,830	$221,641	$2,668	$(10,722)	$347,289

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revenues included in our consolidated statements of operations from the acquired business in the third quarter and nine months ended September 30, 2013 were not material.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Supplemental unaudited pro forma financial information for the acquisitions is as follows (in thousands):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Reported	Pro Forma	Reported	Pro Forma

Net sales	$264,162	$264,162	$275,975	$276,254
Net earnings	17,297	17,297	16,840	16,971

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Reported	Pro Forma	Reported	Pro Forma

Net sales	$764,996	$765,310	$756,561	$777,508
Net earnings	42,514	42,662	35,438	37,252

Note 4.     Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2012 and September 30, 2013 and activity for the nine months ended September 30, 2013 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	2,263	268	2,531
Cash payments	(1,367)	(850)	(2,217)
Exit activity liability at September 30, 2013	$3,122	$971	$4,093

During the third quarter of 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we have recorded a charge of $1.8 million in the third quarter of 2013.

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Pursuant to these agreements, we sold $193.8 million and $528.1 million of receivables during the three months and nine months ended September 30, 2013, respectively, and $198.1 million and $508.6 million for the comparable periods in 2012.  A charge in the amount of $3.9 million and $11 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2013, respectively, and $4.3 million and $10.5 million for the comparable periods in 2012.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 6.     Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)

Finished goods, net	$177,447	$178,158
Work-in-process, net	5,331	8,135
Raw materials, net	86,427	81,175
Total inventories, net	$269,205	$267,468

Note 7.     Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)

Customer relationships	$44,089	$40,100
Trademarks and trade names	6,800	6,800
Non-compete agreements	910	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	52,682	48,693
Less accumulated amortization (1)	(18,072)	(14,210)
Net acquired intangible assets	$34,610	$34,483

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In February 2013, we acquired the original equipment business of SMP Europe.  Intangible assets acquired consist of $3.8 million of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Total amortization expense for acquired intangible assets was $1.1 million and $3.9 million for the three months and nine months ended September 30, 2013, respectively, and $1.3 million and $3.4 million for the comparable periods in 2012.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $1.1 million for the remainder of 2013, $4.5 million in 2014, $4.3 million in 2015 and $19.3 million in the aggregate for the years 2016 through 2028.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.     Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2013	December 31, 2012
	(In thousands)

Revolving credit facilities	$32,187	$40,453
Other	105	195
Total debt	$32,292	$40,648

Current maturities of debt	$32,269	$40,573
Long-term debt	23	75
Total debt	$32,292	$40,648

Deferred Financing Costs

We had deferred financing costs of $3.2 million and $2.6 million as of September 30, 2013 and December 31, 2012, respectively.  Deferred financing costs are related to our revolving credit facility.  In connection with the amendment to our revolving credit facility in May 2013, we incurred and capitalized $1.3 million of costs related to bank, legal and other professional fees which are being amortized through March 2018, the remaining term of the amended revolving credit facility.

Deferred financing costs as of September 30, 2013 are being amortized in the amounts of $0.2 million for the remainder of 2013, $0.7 million in 2014, $0.7 million in 2015, $0.7 million in 2016 and $0.9 million in 2017 and thereafter.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $144.6 million available for us to borrow pursuant to the formula at September 30, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $32.2 million and $40.4 million at September 30, 2013 and December 31, 2012, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At September 30, 2013, the weighted average interest rate on our restated credit agreement was 1.9%, which consisted of $30 million in direct borrowings at 1.7% and an index loan of $2.2 million at 3.8%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During the nine months ended September 30, 2013, our average daily index loan balance was $4.5 million compared to $5.3 million for the nine months ended September 30, 2012 and $6.1 million for the year ended December 31, 2012.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of September 30, 2013, we were not subject to this covenant.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

Capital Leases

As of September 30, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.1 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2013
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at June 30, 2013	$2,911	$(1,097)	$1,814
Other comprehensive income before reclassifications	1,033	8	1,041
Amounts reclassified from accumulated other comprehensive income	—	(187)	(187)
Current period other comprehensive income, net	1,033	(179)	854
Ending balance at September 30, 2013	$3,944	$(1,276)	$2,668

	Nine Months Ended September 30, 2013
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at December 31, 2012	$4,663	$(784)	$3,879
Other comprehensive income before reclassifications	(719)	135	(584)
Amounts reclassified from accumulated other comprehensive income	—	(627)	(627)
Current period other comprehensive income, net	(719)	(492)	(1,211)
Ending balance at September 30, 2013	$3,944	$(1,276)	$2,668

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(1,078)	$(3,238)
Unrecognized loss (1)	781	2,342
Total before income tax	(297)	(896)
Income tax benefit	110	269
Total reclassifications for the period	$(187)	$(627)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 11 for additional details).

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2012	29,150	$12.20	1.9
Expired	—	—	—
Exercised	(11,525)	12.37	—
Forfeited, other	—	—	—
Outstanding at September 30, 2013	17,625	$12.09	1.3

Options exercisable at September 30, 2013	17,625	$12.09	1.3

The aggregate intrinsic value of all outstanding stock options as of September 30, 2013 was $0.4 million.  All outstanding stock options as of September 30, 2013 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.2 million for the nine months ended September 30, 2013.  There were no options granted in the nine months ended September 30, 2013.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	533,625	$13.03
Granted	7,000	32.01
Vested	(102,625)	10.04
Forfeited	(7,125)	13.38
Balance at September 30, 2013	430,875	$14.05

We recorded compensation expense related to restricted shares and performance-based shares of $1,546,251 ($963,160 net of tax) and $1,207,992 ($764,055 net of tax) for the nine months ended September 30, 2013 and 2012, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $3.8 million at September 30, 2013, and is expected to be recognized as they vest over a weighted average period of 5.7 years and 0.5 years for employees and directors, respectively.

Note 11.  Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Pension benefits
Service cost	$45	$32	$135	$97
Interest cost	59	47	176	140
Amortization of prior service cost	7	28	21	83
Actuarial net loss	172	65	517	196
Net periodic benefit cost	$283	$172	$849	$516

Postretirement benefits
Service cost	$—	$1	$1	$3
Interest cost	9	22	28	65
Amortization of prior service benefit	(1,085)	(1,225)	(3,259)	(3,672)
Actuarial net loss	609	708	1,825	2,125
Net periodic benefit credit	$(467)	$(494)	$(1,405)	$(1,479)

For the nine months ended September 30, 2013, we made employee benefit contributions of $0.7 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $1 million in contributions for 2013.

We maintain a Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2013, contributions of $0.5 million were made to the plan related to calendar year 2012.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan.  The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2013, we contributed to the trust an additional 182,000 shares from our treasury and released 182,500 shares from the trust leaving 430 shares remaining in the trust as of September 30, 2013.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$10,097	$10,097	$13,074	$13,074
Deferred compensation	7,981	7,981	6,678	6,678
Short term borrowings	32,269	32,269	40,573	40,573
Long-term debt	23	23	75	75

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
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.  Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$17,686	$17,444	$43,652	$36,659
Loss from discontinued operations	(389)	(604)	(1,138)	(1,221)
Net earnings available to common stockholders	$17,297	$16,840	$42,514	$35,438

Weighted average common shares outstanding	23,000	22,692	22,945	22,810

Earnings from continuing operations per common share	$0.77	$0.77	$1.90	$1.61
Loss from discontinued operations per common share	(0.02)	(0.03)	(0.05)	(0.06)
Basic net earnings per common share	$0.75	$0.74	$1.85	$1.55

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$17,686	$17,444	$43,652	$36,659
Loss from discontinued operations	(389)	(604)	(1,138)	(1,221)
Net earnings available to common stockholders	$17,297	$16,840	$42,514	$35,438

Weighted average common shares outstanding	23,000	22,692	22,945	22,810
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	232	182	226	182
Dilutive effect of stock options	7	4	8	7
Weighted average common shares outstanding – Diluted	23,239	22,878	23,179	22,999

Earnings from continuing operations per common share	$0.76	$0.76	$1.88	$1.59
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.05)	(0.05)
Diluted net earnings per common share	$0.74	$0.74	$1.83	$1.54

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	11	26	9	23
Restricted and performance shares	217	227	231	233

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales
Engine Management	$177,939	$175,789	$535,498	$511,448
Temperature Control	84,840	95,229	224,228	233,556
All Other	1,383	4,957	5,270	11,557
Consolidated	$264,162	$275,975	$764,996	$756,561

Intersegment Revenue
Engine Management	$6,722	$4,480	$19,741	$13,326
Temperature Control	2,486	1,031	5,541	3,667
All Other	(9,208)	(5,511)	(25,282)	(16,993)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$26,518	$20,664	$72,006	$51,982
Temperature Control	7,501	9,057	13,787	16,880
All Other	(6,142)	(3,059)	(14,666)	(9,807)
Consolidated	$27,877	$26,662	$71,127	$59,055

Note 15.  Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2013, approximately 2,250 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2013, the amounts paid for settled claims are approximately $14.6 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The most recent actuarial study was performed as of August 31, 2013.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $24.4 million to $37.4 million for the period through 2058. The change from the prior year study was a $2.7 million decrease for the low end of the range and a $4.1 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2013 actuarial study, no adjustment to the asbestos liability was recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  Legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $27.4 million to $48.1 million for the period through 2058.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2013 and 2012, we have accrued $20.7 million and $19.1 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$23,498	$18,849	$17,288	$13,500
Liabilities accrued for current year sales	20,755	23,226	61,131	58,882
Settlements of warranty claims	(23,556)	(23,021)	(57,722)	(53,328)
Balance, end of period	$20,697	$19,054	$20,697	$19,054

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Sales.  Consolidated net sales for the three months ended September 30, 2013 were $264.2 million, a decrease of $11.8 million compared to $276 million in the same period of 2012.  Consolidated net sales decreased primarily due to the lower results achieved by our Temperature Control Segment.

The following table summarizes net sales by segment for the quarters ended September 30, 2013 and 2012, respectively:

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2013
Net sales	$177,939	$84,840	$1,383	$264,162
Gross margins	56,654	20,496	2,931	80,081
Gross margin percentage	31.8%	24.2%	—	30.3%

2012
Net sales	$175,789	$95,229	$4,957	$275,975
Gross margins	51,285	23,156	3,367	77,808
Gross margin percentage	29.2%	24.3%	—	28.2%

Engine Management’s net sales increased $2.1 million, or 1.2%, to $177.9 million for the third quarter of 2013.  Year-over-year increases in net sales were achieved in the traditional, retail and OE/OES markets as compared to the third quarter of 2012.

Temperature Control’s net sales decreased $10.4 million, or 10.9%, to $84.8 million for the third quarter of 2013.  The year-over-year decrease in net sales at Temperature Control resulted from the impact of a cool wet spring and milder summer weather conditions in 2013 as compared to the same period in the prior year.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.3% in the third quarter of 2013, compared to 28.2% in the third quarter of 2012.  Compared to the third quarter of 2012, gross margins at Engine Management increased 2.6 percentage points from 29.2% to 31.8%, while gross margins at Temperature Control remained essentially flat year-over-year.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing, and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $50.6 million, or 19.2% of consolidated net sales, in the third quarter of 2013, as compared to $50.9 million, or 18.5% of consolidated net sales, in the third quarter of 2012.

Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $1.9 million in the third quarter of 2013 compared to $0.6 million for the same period in 2012.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at June 30, 2013	$2,451	$273	$288	$3,012
Restructuring and integration costs:
Amounts provided for during 2013	69	—	1,844	1,913
Cash payments	(560)	(107)	(165)	(832)
Exit activity liability at September 30, 2013	$1,960	$166	$1,967	$4,093

Index
During the third quarter of 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we have recorded a charge of $1.8 million in the third quarter of 2013.

Other Income, Net. Other income, net decreased $0.1 million to $0.3 million in the third quarter of 2013 as compared to $0.4 million in the same period last year.  During 2013 and 2012, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  In addition, other income, net for the third quarter of 2012 included a $0.2 million gain on the sale of land located in the U.K. and a $0.1 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income increased $1.2 million to $27.9 million in the third quarter of 2013 as compared to $26.7 million in the third quarter of 2012.  In spite of lower consolidated net sales, year-over-year operating income increased as a result of higher gross margins as a percentage of consolidated net sales and slightly lower SG&A expenses.

Interest Expense.  Interest expense decreased to $0.4 million in the third quarter of 2013, compared to $0.7 million in the third quarter of 2012, as average outstanding borrowings and average interest rates during the quarter declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our restated credit agreement.

Income Tax Provision.  The income tax provision in the third quarter of 2013 was $10 million at an effective tax rate of 36.2% compared to $8.5 million at an effective tax rate of 32.8% for the same period in 2012.   The effective tax rate in the third quarter of 2013 and 2012 was favorably impacted by $0.4 million and $0.8 million, respectively, related to certain foreign tax and research and development credits, and production deductions which were finalized during the period.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial study performed as of August 31, 2013 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the third quarters of 2013 and 2012, we recorded a loss of $0.4 million and $0.6 million from discontinued operations, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Sales.  Consolidated net sales for the nine months ended September 30, 2013 were $765 million, an increase of $8.4 million, or 1.1%, compared to $756.6 million in the same period of 2012.  Consolidated net sales increased primarily due to higher sales in the retail, traditional and OE/OES markets of our Engine Management Segment as compared to the first nine months of 2012, which more than offset the lower sales achieved by our Temperature Control Segment.

The following table summarizes net sales and gross margins by segment for the nine months ended September 30, 2013 and 2012, respectively:

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2013
Net sales	$535,498	$224,228	$5,270	$764,996
Gross margins	162,748	51,824	9,133	223,705
Gross margin percentage	30.4%	23.1%	—	29.2%

2012
Net sales	$511,448	$233,556	$11,557	$756,561
Gross margins	140,555	51,604	9,543	201,702
Gross margin percentage	27.5%	22.1%	—	26.7%

Engine Management’s net sales increased $24.1 million, or 4.7%, to $535.5 million for the first nine months of 2013.  Year-over-year increases in net sales were achieved in the retail, traditional and OE/OES markets as compared to the first nine months of 2012.

Temperature Control’s net sales decreased $9.3 million, or 4%, to $224.2 million for the first nine months of 2013.  Included in the first nine months of 2013 are incremental sales of $16.6 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $25.9 million compared to the first nine months of 2012.  The year-over-year decline in net sales resulted from the impact of a cool wet spring and milder summer weather conditions in 2013 as compared to the same period in the prior year.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, for the nine months ended September 30, 2013 increased to 29.2%, as compared to 26.7% during the same period in 2012.  Compared to the first nine months of 2012, gross margins at Engine Management increased 2.9 percentage points from 27.5% to 30.4%, while gross margins at Temperature Control increased 1 percentage point from 22.1% to 23.1%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing, and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage improvement in Temperature Control compared to the prior year was primarily the result of the increase in manufacturing at our lower cost facilities and the benefits achieved as a result of the integration of CompressorWorks’ product lines.

Selling, General and Administrative Expenses.  SG&A increased by $8.5 million to $150.8 million, or 19.7% of consolidated net sales, in the nine months ended September 30, 2013, as compared to $142.3 million, or 18.8% of consolidated net sales, in the same period of 2012.  The increase in SG&A expenses is principally due to the incremental expenses from our asset acquisition of CompressorWorks, Inc., including amortization of intangible assets acquired, higher sales, marketing and distribution expenses, and higher expenses related to the sale of receivables.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $2.5 million for the nine months ended September 30, 2013, compared to $0.8 million for the same period in 2012.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2012	$3,203	$203	$373	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	439	248	1,844	2,531
Cash payments	(1,682)	(285)	(250)	(2,217)
Exit activity liability at September 30, 2013	$1,960	$166	$1,967	$4,093

During the third quarter of 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we have recorded a charge of $1.8 million in the third quarter of 2013.

Other Income, Net. Other income, net increased $0.3 million to $0.8 million for the nine months ended September 30, 2013 as compared to $0.5 million in the same period in 2012.  During 2013 and 2012, we recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.   In addition, other income, net for the nine months ended September 30, 2012 included a $0.5 million loss on the disposal of certain machinery and equipment and a $0.2 million gain on the sale of land located in the U.K.

Operating Income.  Operating income was $71.1 million in the first nine months of 2013, compared to $59.1 million for the same period in 2012.  The increase of $12 million is the result of higher year-over-year consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses.

Interest Expense.  Interest expense decreased by $0.7 million to $1.6 million in the nine months ended September 30, 2013, compared to $2.3 million for the same period in 2012, as average outstanding borrowings and average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our revolving credit facility.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2013 was $25.8 million at an effective tax rate of 37.2%, compared to $20.1 million and an effective tax rate of 35.4% for the same period in 2012.  The effective tax rate in the first nine months of 2013 and 2012 was favorably impacted by $0.4 million and $0.8 million, respectively, related to certain foreign tax and research and development credits, and production deductions which were finalized during the period.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial study performed as of August 31, 2013 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the nine months ended September 30, 2013 and 2012, we recorded a loss of $1.1 million and $1.2 million from discontinued operations, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2012 and September 30, 2013 and activity for the nine months ended September 30, 2013 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	2,263	268	2,531
Cash payments	(1,367)	(850)	(2,217)
Exit activity liability at September 30, 2013	$3,122	$971	$4,093

During the third quarter of 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we have recorded a charge of $1.8 million in the third quarter of 2013.

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2013, cash provided by operations amounted to $33.7 million compared to cash provided by operations of $62.9 million in the same period of 2012.  The year-over-year decrease in cash provided by operations is primarily the result of a year-over-year increase in inventory, prepaid expenses and other current assets and a year-over-year decrease in accounts payable   balances partially offset by a smaller increase in accounts receivable balances.  Inventory balances increased during the first nine months of 2013 resulting in a $5.3 million cash usage as compared to a decrease in inventory balances during the first nine months of 2012 providing $21.1 million of operating cash flow.  Prepaid expenses and other current assets increased during the first nine months of 2013 resulting in a $4.4 million cash usage as compared to a $0.8 million cash usage in 2012.  Accounts payable decreased during the first nine months of 2013 resulting in a cash usage of $0.4 million as compared to an increase accounts payable in the same period of 2012 providing $5 million of operating cash flow. The increase in accounts receivable balances during the first nine months of 2013 resulted in a cash usage of $44 million as compared to a $48 million cash usage in the same period of 2012. The increase in accounts receivable reflects the seasonality in our business. We anticipate that receivable levels will be reduced from nine month increases by year-end.

Investing Activities.  Cash used in investing activities was $21.8 million in the first nine months of 2013, as compared to $46.6 million in the first nine months of 2012.  Investing activities in 2013 consisted primarily of (1) our acquisition of an approximate 25% minority interest in Orange Electronic Co. Ltd., our supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of Standard Motor Products Holdings Ltd., our former affiliate in the U.K., for $6.5 million, and (3) $8.5 million in capital expenditures.  Investing activities in 2012 consisted of (1) our acquisition of substantially all of the assets of CompressorWorks, Inc. for $38.6 million and (2) capital expenditures of $8 million.

Financing Activities.  Cash used in financing activities was $14.2 million in the first nine months of 2013, compared to $17.6 million in the same period of 2012.  The excess cash provided by operations over cash used in investing activities in the first nine months of 2013 was used to pay down debt under our revolving credit facility, to fund the purchase of 58,654 shares of our common stock for $1.7 million, and to pay $1.3 million of debt issuance costs in connection with our May 2013 amendment to our restated credit agreement.  In the first nine months of 2012, the excess cash provided by operations over cash used in investing activities was used to pay down debt under our revolving credit facility and to fund the purchase of 380,777 shares of our common stock for $5 million.  Dividends of $7.6 million were paid in the first nine months of 2013 compared to $6.2 million in the comparable period during the prior year.  In January 2013, our Board of Directors voted to increase our quarterly dividend from $0.09 per share in 2012 to $0.11 per share in 2013.

Index
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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $144.6 million available for us to borrow pursuant to the formula at September 30, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $32.2 million and $40.4 million at September 30, 2013 and December 31, 2012, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2013, the weighted average interest rate on our restated credit agreement was 1.9%, which consisted of $30 million in direct borrowings at 1.7% and an index loan of $2.2 million at 3.8%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During the nine months ended September 30, 2013 our average daily index loan balance was $4.5 million compared to $5.3 million for the nine months ended September 30, 2012 and $6.1 million for the year ended December 31, 2012.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of September 30, 2013, we were not subject to this covenant.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

Index
In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

As of September 30, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.1 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Pursuant to these agreements, we sold $198.3 million and $528.1 million of receivables during the three months and nine months ended September 30, 2013, respectively, and $198.1 million and $508.6 million for the comparable periods in 2012.  A charge in the amount of $3.9 million and $11 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2013, respectively, and $4.3 million and $10.5 million for the comparable periods in 2012.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In May 2012, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the three months ended March 31, 2013 and the year ended December 31, 2012, we repurchased 21,601 shares and 312,527 shares, respectively, of our common stock at a total cost of $0.6 million and $4.1 million, respectively.  In the second quarter, 2013, we repurchased an additional 9,000 shares of our common stock under this program at a total cost of $0.3 million.  No stock repurchases remain available under the 2012 program as the entire $5 million was utilized.

In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program.  During the three months ended June 30, 2013 and September 30, 2013, we repurchased 10,700 shares and 17,353 shares, respectively, of our common stock under this program at a total cost of $0.3 million and $0.5 million, respectively.  As of September 30, 2013, there was approximately $5.2 million available for future stock repurchases under the program.

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

The following table summarizes our contractual commitments as of September 30, 2013 and expiration dates of commitments through 2022:

(In thousands)	2013	2014	2015	2016	2017	2018- 2022	Total
Lease obligations	$2,105	$7,001	$5,122	$4,455	$2,483	$2,762	$23,928
Postretirement and pension benefits	479	1,202	6,916	1,271	67	83	10,018
Severance payments related to restructuring and integration	698	2,016	277	76	55	—	3,122
Total commitments (1)	$3,282	$10,219	$12,315	$5,802	$2,605	$2,845	$37,068

(1)	Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets. As of September 30, 2013, amounts outstanding under our revolving credit facilities were $32.2 million.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At September 30, 2013, the allowance for sales returns was $46.7 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At September 30, 2013, the allowance for doubtful accounts and for discounts was $7 million.

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

Index
The valuation allowance of $6.8 million as of September 30, 2013 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and foreign net operating loss carryforwards. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

We assess the impairment of long‑lived assets, identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill and identifiable intangible assets having indefinite lives, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount.  Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends.  We review the fair values using the discounted cash flows method and market multiples.

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

Intangible assets having definite lives and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable.  In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value.

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

Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2013 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $24.4 million to $37.4 million for the period through 2058.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2013 actuarial study, no adjustment to the asbestos liability was recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated to range from $27.4 million to $48.1 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.  The aforementioned estimated settlement payments and legal costs do not reflect any limited coverage that we may obtain pursuant to agreements with insurance carriers for certain asbestos-related claims.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2013, we did not have any derivative financial instruments.

Index
Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the Euro, the British Pound, the Polish zloty, the Mexican Peso, the Taiwan dollar and the Hong Kong dollar.  As of September 30, 2013 and December 31, 2012, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.7% at September 30, 2013 and 99.5% at December 31, 2012.

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

(b)            Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2013, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2013, approximately 2,250 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2013, the amounts paid for settled claims are approximately $14.6 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

The most recent actuarial study was performed as of August 31, 2013.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $24.4 million to $37.4 million for the period through 2058. The change from the prior year study was a $2.7 million decrease for the low end of the range and a $4.1 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2013 actuarial study, no adjustment to the asbestos liability was recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  Legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $27.4 million to $48.1 million for the period through 2058.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

July 1-31, 2013	—	—	—	—
August 1-31, 2013	10,200	$30.00	10,200	$5,407,348
September 1-30, 2013	7,153	30.01	7,153	5,192,702
Total	17,353	$30.00	17,353	$5,192,702

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)	In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program. During the three months ended June 30, 2013 and September 30, 2013, we repurchased 10,700 shares and 17,353 shares, respectively, of our common stock under this program at a total cost of $0.3 million and $0.5 million, respectively. As of September 30, 2013, there was approximately $5.2 million available for future stock repurchases under the program.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: November 4, 2013	/s/ James J. Burke
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