Form 10-K
period 2013-12-31
STANDARD MOTOR PRODUCTS INC
filed 2014-02-27
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ____ to ____

Commission file number:   1‑4743

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
Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐		Accelerated Filer ☑
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 28, 2013 (the last business day of registrant’s most recently completed second fiscal quarter) of $34.34 per share held by non-affiliates of the registrant was $694,692,859.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 24, 2014, there were 22,956,157 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 15, 2014.

STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; the performance of the aftermarket and original equipment service markets; changes in the product mix and distribution channel mix; economic conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack. Our customers also include national program distribution groups, such as Federated Auto Parts Distributors, Inc., Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through private labels, such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, Cold Power®, NAPA® Echlin®, Mileage Plus®, NAPA® Temp Products™ and NAPA® Belden®.

Index
Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•	Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding customer service.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost regions; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•	Provide Superior Customer Service, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•	Expand Our Product Lines. We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

•	Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•	Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management and customer collaboration initiatives;
•	relocating manufacturing to our low-cost, off-shore plants;

Index
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia;
•	enhancing company‑wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company‑wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•	Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through potential acquisitions.

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

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new and modified environmental regulations, including fuel-efficiency standards;
•	increase in pricing of new cars;
•	economic and financial market conditions;
•	new car quality and related warranties;
•	changes in automotive technologies;
•	change in vehicle scrap rates; and
•	change in average fuel prices.

Traditionally, the parts manufacturers of OEMs and the independent manufacturers who supply the original equipment (“OE”) part applications have supplied a majority of the business to new car dealer networks. However, certain parts manufacturers have become more independent and are no longer affiliated with OEMs, which has provided, and may continue to provide, opportunities for us to supply replacement parts to the dealer service networks of the OEMs, both for warranty and out‑of‑warranty repairs.

Index
Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2013.  Our two major reportable operating segments are Engine Management and Temperature Control.

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$604,646	61.5%	$561,827	59.2%	$523,984	59.9%
Wires and Cables	106,599	10.8%	103,278	10.9%	104,689	12.0%
Total Engine Management	711,245	72.3%	665,105	70.1%	628,673	71.9%

Temperature Control:
Compressors	135,456	13.8%	137,389	14.5%	123,785	14.1%
Other Climate Control Parts	127,081	12.9%	131,415	13.8%	109,938	12.6%
Total Temperature Control	262,537	26.7%	268,804	28.3%	233,723	26.7%

All Other	9,922	1%	15,007	1.6%	12,229	1.4%

Total	$983,704	100%	$948,916	100%	$874,625	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2013.

	Year Ended December 31,
	2013		2012		2011
	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$96,335	$384,712	$69,578	$362,824	$56,261	$372,410
Temperature Control	9,147	150,280	15,019	132,644	17,699	97,656
All Other	(18,619)	80,531	(13,166)	81,126	(9,061)	80,656
Total	$86,863	$615,523	$71,431	$576,594	$64,899	$550,722

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products. We manufacture a full line of engine management replacement parts including, electronic ignition control modules, fuel injectors, ignition wires, coils, switches, sensors, relays, EGR valves, distributor caps and rotors and many other engine management components primarily under our brand names Standard®, BWD®, Intermotor®, OEM®, LockSmart®,  TechSmart® and GP Sorensen®, and through private labels such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, NAPA®, Cold Power®, NAPA® Echlin®, Mileage Plus® and NAPA® Belden®. We are a basic manufacturer of many of the engine management parts we market.  Our strategy includes expanding our product lines through strategic acquisitions in addition to sourcing certain materials and products from low cost regions such as those in Asia.  In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 61% of our consolidated net sales in 2013, 59% of our consolidated net sales in 2012 and 60% of our consolidated net sales in 2011.

Computer-Controlled Technology. Nearly all new vehicles are factory‑equipped with computer‑controlled engine management systems to monitor and control ignition, emission fuel injection, transmission and certain mechanical systems.  The on‑board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, solenoids, coils, switches and motors to manage engine and vehicle performance. Computer-controlled engine management systems enable the engine to operate with improved fuel efficiency and reduced level of hazardous emissions.

Index
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

Wire and Cable Products. Wire and cable parts accounted for approximately 11% of our consolidated net sales in 2013, 11% of our consolidated net sales in 2012 and 12% of our consolidated net sales in 2011.  These products include ignition (spark plug) wires, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

The largest component of this product line is the sale of ignition wire sets. We have historically offered ignition wires and battery cables under premium brands, which capitalize on the market’s awareness of the importance of quality, along with “value” priced brands for older vehicle applications. We extrude high voltage wire for use in our ignition wire sets. The vertical integration of this critical component offers us the ability to achieve lower costs and a controlled source of supply and quality.

Temperature Control Segment

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through private labels such as CARQUEST®, NAPA® Temp Products™, NAPA®, Cold Power® and Murray®.  The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission coolers, window lift motors, motor/regulator assemblies and windshield washer pumps.  In April 2012, we acquired substantially all the assets of CompressorWorks, Inc. which distributes and manufactures a range of temperature control products including new compressors, fan clutches, and other AC system and engine cooling products.  Our temperature control products accounted for approximately 27% of our consolidated net sales in 2013, 28% of our consolidated net sales in 2012 and 27% of our consolidated net sales in 2011.

Our Temperature Control business continues to implement cost savings initiatives in response to offshore competitive price pressures.  We have consolidated excess manufacturing facilities and have implemented a program to improve our manufacturing efficiencies.  We are also continuing to improve our cost position through our global sourcing initiatives in low cost regions and by increasing our production of remanufactured and new AC compressors in our facility in Reynosa, Mexico, including the volumes acquired from CompressorWorks.

Today’s vehicles are being produced with smaller, more complex and efficient AC system designs.  If proper maintenance and repair procedures are followed, these newer systems are less prone to leak resulting in fewer AC system repairs.  Our Temperature Control Segment continues to be a leader in providing superior training to service dealers who require access to up-to-date knowledge in proper maintenance and repair for changing technologies utilized in today’s vehicles.  We believe that our training module (Diagnosing and Repairing the Top Automotive HVAC Problems) remains one of the most sought-after training clinics in the industry and among professional service dealers.

Index
Financial Information about Our Foreign and Domestic Operations and Export Sales

We sell our line of products primarily in the United States, with additional sales in Canada, Europe, Asia and Latin America.  Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$884,380	$865,861	$791,625
Canada	51,853	50,215	52,497
Europe	10,657	8,093	9,496
Other foreign	36,814	24,747	21,007
Total	$983,704	$948,916	$874,625

The table below shows our long‑lived assets by geographic area for the three years ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$135,834	$137,240	$125,189
Canada	1,526	1,658	1,626
Europe	11,310	4,161	2,322
Other foreign	10,497	3,897	3,661
Total	$159,167	$146,956	$132,798

Sales and Distribution

In the traditional channel, we sell our products to warehouse distributors, who supply auto parts jobber stores. Jobbers in turn sell to professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores. In the retail channel, customers buy directly from us and sell directly to professional technicians and “do-it-yourselfers” through their own stores. Retailers are also consolidating with other retailers and have begun to increase their efforts to sell to professional technicians adding additional competition in the “do-it-for-me,” or the professional technician segment of our industry.

As automotive parts grow more complex, “do-it-yourselfers” are less likely to service their own vehicles and may become more reliant on automotive dealerships and independent service dealer technicians.  In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles.  The products available through the dealers are purchased through the original equipment service (“OES”) network.  Traditionally, the parts manufacturers of OEMs have supplied a majority of the OES network.  However, certain parts manufacturers have become independent and are no longer affiliated with OEMs.  In addition, many Tier 1 OEM suppliers are disinterested in providing service parts requirements for up to 15 years after the OE model has gone out of production.  As a result of these factors, there are additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

Our sales force is structured to meet the needs of our traditional and retail customers across the distribution channel, allowing us to provide customer service that we believe is unmatched by our competitors.  We also believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly‑qualified, well‑trained sales personnel.  We provide our sales personnel extensive instruction at our training facility in Irving, Texas and provide an extensive continuing education program that allows our sales force to stay current on troubleshooting and repair techniques.  The continuing education courses along with monthly supplemental web-based training are an integral part of our sales force development strategy.

Index
In addition to training our sales personnel in the function and application of our products, we thoroughly train our sales personnel in proven sales techniques.  Our traditional and retail customers, therefore, have come to depend on these sales personnel as a reliable source for technical information and to assist with sales to their customers (i.e., jobber stores, “do-it-yourselfers,” and professional technicians).  In this matter, we direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products, and we believe that the structure of our sales force facilitates these efforts by enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.  One of the ways we generate this demand is by offering instructional clinics, which teach over 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products.  To help our sales personnel to be teachers and trainers, we focus our recruitment efforts on candidates who have technical backgrounds as well as strong sales experience.

In connection with our sales activities, we offer a variety of strategic customer discounts, allowances and incentives to increase customer purchases of our products.  For example, we offer cash discounts for paying invoices in accordance with the specified discounted terms of the invoice, and we offer pricing discounts based on volume purchased from us and participation in our cost reduction initiatives.  We also offer rebates and discounts to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided.  We believe these discounts, allowances and incentives are a common practice throughout the automotive aftermarket industry, and we intend to continue to offer them in response to competitive pressures and to strategically support the growth of all our products.

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  In 2013, our consolidated net sales to our major market channels consisted of $451.4 million to our retail customers, $396.1 million to our traditional customers, $75 million to our OE/OES customers, and $61.2 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for approximately 66% of our consolidated net sales in 2013, 64% of our consolidated net sales in 2012, and 62% of our consolidated net sales in 2011.  During 2013, NAPA Auto Parts, O’Reilly Automotive, Inc., and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control segments.

Competition

We are a leading independent manufacturer and distributor of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn‑around time, order fill rate, technical support and price. We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;
•	extensive product coverage in conjunction with market leading brands;
•	sophisticated parts cataloguing systems;
•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers; and
•	breadth of manufacturing capabilities.

In the Engine Management business, we are one of the leading independent manufacturers and distributors in the United States. Our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., General Cable Corporation, United Components, Inc., Dorman Products, Inc. and several privately-owned companies importing products from Asia.

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

Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer, as we experienced in 2013, may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

Working Capital Management

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage due to parts and brand proliferation. In response to this, we have made, and continue to make, changes to our inventory management system designed to reduce inventory requirements. We have a pack‑to‑order distribution system, which permits us to retain slow moving items in a bulk storage state until an order for a specific branded part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also expanded our management system to improve inventory deployment, enhance our collaboration with customers on forecasts and inventory assortments, and further integrate our supply chain both to customers and suppliers.

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

Index
Our profitability and working capital requirements are seasonal due to our sales mix of Temperature Control products.  Our working capital requirements peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  These increased working capital requirements are funded by borrowings from our revolving credit facility.

Suppliers

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, copper wire, stainless steel coils and rods, aluminum coils, fittings, rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo‑set and thermo plastic molding powders.  Additionally, we use components and cores (used parts) in our remanufacturing processes for air conditioning compressors.

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

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality and low cost supply of key components for each product line, we continue to develop our own sources through an internal manufacturing capacity.  We are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially affect our business or results of operations.  In addition, in August 2012, the U.S. Securities and Exchange Commission adopted a new rule requiring us to provide disclosure regarding the use of specified minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. Implementation of the new disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products, and may impose additional costs on us associated with complying with the disclosure requirements.

Production and Engineering

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic molding operations, stamping and machining operations, wire extrusion, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors. We have found this level of vertical integration provides advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. In addition, our strategy includes sourcing an increasing number of finished goods and component parts from low cost regions such as those in Asia.

Employees

As of December 31, 2013, we employed approximately 3,400 people, with 1,900 people in the United States and 1,500 people in Mexico, Canada, Europe and Hong Kong.  Of the 3,400 people employed, approximately 1,700 are production employees. We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 75 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2015.  We also have approximately 800 employees in Mexico who are covered under union agreements negotiated at various intervals.

Index
We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non‑union employees are good.

Insurance

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $100 million for umbrella liability coverage.  We also maintain environmental insurance of $10 million, covering our existing U.S. and Canadian facilities.  We are currently monitoring our environmental remediation efforts at one of our facilities.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  Historically, we have not experienced casualty losses in any year in excess of our coverage.  However, there can be no assurances that liability losses in the future will not exceed our coverage.

Available Information

We are a New York corporation founded in 1919. Our principal executive offices are located at 37‑18 Northern Boulevard, Long Island City, New York 11101, and our main telephone number at that location is (718) 392‑0200. Our Internet address is www.smpcorp.com.  We provide a link to reports that we have filed with the SEC.  However, for those persons that make a request in writing or by e-mail (financial@smpcorp.com), we will provide free of charge our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports and other information are also available, free of charge, at www.sec.gov.

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

Our five largest individual customers, including members of a marketing group, accounted for approximately 66% of our consolidated net sales in 2013, 64% of our consolidated net sales in 2012, and 62% of our consolidated net sales in 2011.  During 2013, NAPA Auto Parts, O’Reilly Automotive, Inc., and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers, such as Advance Auto’s recent acquisition of CarQuest, may further exacerbate our customer concentration risk.

Also, we do not typically enter into long-term agreements with any of our customers.  Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs.  We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, including pricing pressures, consolidation of customers, or other business considerations.  A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, including a decision to source products directly from a low cost region such as Asia, could have a material adverse effect on our business, financial condition and results of operations.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., General Cable Corporation, United Components, Inc., Dorman Products, Inc. and several privately-owned companies importing products from Asia.   In the Temperature Control Segment, we compete with ACDelco, Delphi Automotive PLC, Denso Corporation, Sanden International, Inc., Continental AG, Vista-Pro Automotive, LLC and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

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

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.  This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace (particularly in China) which suppliers do not have the same infrastructure costs as we do, the consolidated purchasing power of large customers, and actions taken by some of our competitors in an effort to ‘‘win over’’ new business.  We have in the past reduced prices to remain competitive and may have to do so again in the future.  Price reductions have impacted our sales and profit margins and are expected to do so in the future.  Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices.  Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

Our business is seasonal and is subject to substantial quarterly fluctuations, which impact our quarterly performance and working capital requirements.

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and with revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer, as we experienced in 2013, may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2013.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $24.4 million to $37.4 million for the period through 2058. The change from the prior year study was a $2.7 million decrease for the low end of the range and a $4.1 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2013 actuarial study, no adjustment to the asbestos liability was recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operation in the accompanying statement of operations, are estimated to range from $27.4 million to $48.1 million during the same period.

Index
At December 31, 2013, approximately 2,280 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2013, the amounts paid for settled claims are approximately $14.9 million.  A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

Severe weather, natural disasters and other disruptions could adversely impact our operations at our manufacturing and distribution facilities.

Severe weather conditions and natural disasters, such as hurricanes, floods and tornados, could damage our properties and effect our operations, particularly our major manufacturing and distribution operations at foreign facilities in Canada, Mexico and Poland, and at our domestic facilities in Florida, Indiana, Kansas, South Carolina, Texas, and Virginia. In addition, our business and operations could be materially adversely affected in the event of other serious disruptions at these facilities due to fire, electrical blackouts, power losses, telecommunications failures, terrorist attack or similar events.  Any of these occurrences could impair our ability to adequately manufacture or supply our customers due to all or a significant portion of our equipment or inventory being damaged. We may not be able to effectively shift the manufacture or delivery of products to our customers if one or more of our manufacturing or distribution facilities are significantly disrupted.

Our operations would be materially and adversely affected if we are unable to purchase raw materials, manufactured components or equipment from our suppliers.

Because we purchase various types of raw materials, finished goods, equipment, and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected.  This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products.  The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers.  Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability and cost of raw materials, destruction of their facilities, or work stoppages.  In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.  Our efforts to protect against and to minimize these risks may not always be effective.

Index
We may not be able to achieve the benefits that we expect from our cost savings initiatives.

We are continuing to implement a number of cost savings programs including moving some US production to our low cost facilities in Mexico and Poland and integrating and transferring acquired assets and businesses to company facilities.  Although we expect to realize cost savings as a result of these initiatives, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives and failure to complete or a substantial delay in completing such initiatives. Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

Risks Related to Liquidity

We are exposed to risks related to our receivables factoring arrangements.

We have entered into factoring arrangements with financial institutions to sell certain of our customers’ trade accounts receivable without recourse.  If we do not enter into these factoring arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables.  In addition, if any of the financial institutions with which we have factoring arrangements experience financial difficulties or otherwise terminate our factoring arrangements, we may experience material and adverse economic losses due to the loss of such factoring arrangements and the impact of such loss on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows. The utility of our factoring arrangements also depends upon the LIBOR rate, as it is a component of the discount rate applicable to each arrangement. If the LIBOR rate increases such that the cost of factoring becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such factoring arrangements, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Increasing our indebtedness could negatively affect our financial health.

We have an existing revolving bank credit facility of $250 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2013, our total outstanding indebtedness was $21.5 million, of which amount $21.4 million of outstanding indebtedness and approximately $148.9 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to:

Index
•	general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control;
•	the ability of our customers to pay timely the amounts we have billed; and
•	the ability of vendors to factor receivables from customers.

The occurrence of any of the foregoing factors could result in reduced cash flow, which could have a material adverse effect on us.

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

We cannot assure you that, if material adverse developments in our business, liquidity or capital requirements should occur, our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs. In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

Risks Related to External Factors

Our results of operations and financial condition may be adversely affected by global economic conditions.

Continued weakness in the global economy, including the potential for a prolonged global economic recession, high unemployment, and a global increase in commodity prices, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with whom we do business.  For example, end users may put off discretionary repairs or, as a result of increases in average fuel prices, drive less miles thereby resulting in less need for our products.  Economic conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us.  Changes of this type or worsening economic conditions could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition.

Index
We conduct our manufacturing and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States.

We have manufacturing and distribution facilities in many countries, including Canada, Poland and Mexico, and increasing our manufacturing footprint in low cost regions is an important element of our strategy.  There are a number of risks associated with doing business internationally, including: (a) exposure to local economic and political conditions; (b) social unrest such as risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) export and import restrictions; and (e) the potential for shortages of trained labor.  In particular, there has been social unrest in Mexico and any increased violence in or around our manufacturing facilities in Mexico could impact our business by disrupting our supply chain, the delivery of products to customers, and the reluctance of our customers to visit our Mexican facilities.  In addition, the increased violence in or around our manufacturing facilities in Mexico could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at our Mexican facilities.  The likelihood of such occurrences and their potential effect on us is unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

In August 2012, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a new rule requiring us to provide disclosure regarding the use of specified minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. The new rules require us to engage in due diligence efforts for the 2013 calendar year, with initial disclosures required in May 2014, and subsequent annual disclosures. The new rule could affect the sourcing and availability of such minerals used in the manufacture of our products as the number of suppliers who provide conflict-free minerals may be limited. In addition, we expect to incur additional costs and expenses in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free and/or we are unable to alter our products, processes or sources of supply to avoid such materials. We may also face difficulties in satisfying customers who may require that our products be certified as having conflict-free minerals, which could place us at a competitive disadvantage if we are unable to do so and lead to a loss of revenue.

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

Index
The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $0.9 million at December 31, 2013.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2013.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Ocala	FL	Manufacturing (Ignition)	20,000	Owned
Orlando	FL	Manufacturing (Ignition)	50,600	2017
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution (Wire)	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	74,800	2018
Greenville	SC	Manufacturing (Ignition)	184,500	Owned
Disputanta	VA	Distribution (Ignition)	411,000	Owned
Reynosa	Mexico	Manufacturing (Wire)	100,000	2018
Reynosa	Mexico	Manufacturing (Ignition)	153,000	2018

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2016
Grapevine	TX	Manufacturing	180,000	Owned
Dallas	TX	Manufacturing and Distribution	90,000	2014
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Remanufacturing (Compressors)	82,000	2019
Reynosa	Mexico	Manufacturing	40,000	2014

		Europe

Bialystok	Poland	Manufacturing (Ignition)	60,300	2022

		Other

Mississauga	Canada	Administration and Distribution (Ignition, Wire, Temperature Control)	128,400	2016
Irving	TX	Training Center	13,400	2016

The real property that we own in Indiana, Kansas, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility.

Index
ITEM 3.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2013, approximately 2,280 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2013, the amounts paid for settled claims are approximately $14.9 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the NYSE and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2013:
First Quarter	$28.50	$21.35	$0.11
Second Quarter	35.92	27.35	0.11
Third Quarter	38.05	28.07	0.11
Fourth Quarter	39.99	32.10	0.11

Fiscal Year ended December 31, 2012:
First Quarter	$25.91	$17.29	$0.09
Second Quarter	17.70	11.94	0.09
Third Quarter	19.70	13.30	0.09
Fourth Quarter	22.45	16.57	0.09

The last reported sale price of our common stock on the NYSE on February 24, 2014 was $36.51 per share.  As of February 24, 2014, there were 493 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our current practice is to pay dividends on a quarterly basis.  In February 2014, our Board voted to increase our quarterly dividend to a rate of $0.13 per share per quarter.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.
There have been no unregistered offerings of our common stock during the fourth quarter of 2013.

Index
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For a discussion of our stock repurchases, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

October 1-31, 2013	—	—	—	—
November 1-30, 2013	28,243	$33.57	28,243	$4,244,662
December 1-31, 2013	123,076	34.49	123,076	—
Total	151,319	$34.32	151,319	$—

(1)	In February 2013, our Board of Directors authorized the purchase of up to $6 million of our common stock under a stock repurchase program. All shares were purchased through the publicly announced stock repurchase program in open market transactions.

(2)	In February 2014, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

Index
The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2008 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2008	100	100	100
2009	246	126	156
2010	405	146	243
2011	604	149	212
2012	683	172	213
2013	1,148	228	351

* Source: Standard & Poor’s

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2013.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$983,704	$948,916	$874,625	$810,910	$735,424
Gross profit	290,454	259,669	229,147	207,606	177,224
Operating income	86,863	71,431	64,899	46,793	17,631
Earnings from continuing operations	53,043	42,969	64,327	24,700	5,906
Loss from discontinued operations, net of tax	(1,593)	(1,616)	(1,926)	(2,740)	(2,423)
Net earnings (1) (2)	51,450	41,353	62,401	21,960	3,483
Per Share Data:
Earnings from continuing operations:
Basic	$2.31	$1.88	$2.82	$1.10	$0.31
Diluted	2.28	1.86	2.78	1.09	0.31
Earnings per common share:
Basic	2.24	1.81	2.74	0.97	0.18
Diluted	2.21	1.79	2.70	0.97	0.18
Cash dividends per common share	0.44	0.36	0.28	0.20	—
Other Data:
Depreciation and amortization	$17,595	$16,466	$14,145	$13,574	$14,354
Capital expenditures	11,410	11,811	11,037	10,806	7,174
Dividends	10,107	8,215	6,381	4,508	—
Cash Flows Provided By (Used In):
Operating activities	$57,616	$93,560	$75,307	$28,078	$102,296
Investing activities	(24,762)	(49,912)	(75,890)	(7,888)	(11,151)
Financing activities	(39,295)	(42,787)	566	(19,413)	(91,477)
Balance Sheet Data (at period end):
Cash and cash equivalents	$5,559	$13,074	$10,871	$12,135	$10,618
Working capital	225,761	196,381	172,106	169,875	159,591
Total assets	615,523	576,594	550,722	492,801	484,459
Total debt	21,481	40,648	73,299	65,596	76,405
Long‑term debt (excluding current portion)	16	75	190	307	17,908
Stockholders’ equity	349,432	307,587	271,953	209,883	193,878

Index
Notes to Selected Financial Data

(1)	We recorded an after tax gain (charge) of $(1.6) million, $(1.6) million, $(1.9) million, $(2.7) million, and $(2.4) million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos‑related liability for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

(2)	In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our provision for income taxes related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2013.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America. Our customers consist of many of the leading warehouse distributors, such as CARQUEST Corporation and NAPA Auto Parts, as well as many of the leading auto parts retail chains, such as Advance Auto Parts, Inc., AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack. Our customers also include national program distribution groups, such as Federated Auto Parts Distributors, Inc., Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through private labels, such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, Cold Power® NAPA® Echlin®, Mileage Plus®, NAPA® Temp Products™ and NAPA® Belden®.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•	Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding customer service.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost regions; and

Index

•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•	Provide Superior Customer Service, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•	Expand Our Product Lines. We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

•	Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•	Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management and customer collaboration initiatives;
•	relocating manufacturing to our low-cost off-shore plants;
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia;
•	enhancing company‑wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company‑wide overhead and operating expense cost reduction programs, such as closing excess facilities and consolidating redundant functions.

•	Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through potential acquisitions.

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

Index
The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new and modified environmental regulations, including fuel-efficiency standards;
•	increase in pricing of new cars;
•	economic and financial market conditions;
•	new car quality and related warranties;
•	changes in automotive technologies;
•	change in vehicle scrap rates; and
•	change in average fuel prices.

Traditionally, the parts manufacturers of OEMs and the independent manufacturers who supply the original equipment (“OE”) part applications have supplied a majority of the business to new car dealer networks.  However, certain parts manufacturers have become more independent and are no longer affiliated with OEMs, which has provided, and may continue to provide, opportunities for us to supply replacement parts to the dealer service networks of the OEMs, both for warranty and out‑of‑warranty repairs.

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in 2013,  may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Discounts, Allowances, and Incentives. In connection with our sales activities, we offer a variety of usual customer discounts, allowances and incentives.  First, we offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice.  Second, we offer pricing discounts based on volume purchased from us and participation in our cost reduction initiatives.  These discounts are principally in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly.  Finally, rebates and discounts are provided to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided.  Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  We account for these discounts and allowances as a reduction to revenues, and record them when sales are recorded.

Comparison of Fiscal Years 2013 and 2012

Sales.  Consolidated net sales for 2013 were $983.7 million, an increase of $34.8 million, or 3.7%, compared to $948.9 million in the same period of 2012.  Consolidated net sales increased primarily due to higher sales in the retail, traditional and OE/OES markets of our Engine Management Segment as compared to 2012, which more than offset the lower sales achieved by our Temperature Control Segment.

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2013 and 2012, respectively:

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2013
Net sales	$711,245	$262,537	$9,922	$983,704
Gross margins	218,294	58,150	14,010	290,454
Gross margin percentage	30.7%	22.1%	—%	29.5%

2012
Net sales	$665,105	$268,804	$15,007	$948,916
Gross margins	187,776	58,583	13,310	259,669
Gross margin percentage	28.2%	21.8%	—%	27.4%

Engine Management’s net sales increased $46.1 million, or 6.9%, to $711.2 million for 2013.  Year-over-year increases in net sales were achieved in the traditional, retail and OE/OES markets as compared to 2012.

Temperature Control’s net sales decreased $6.3 million, or 2.3%, to $262.5 million for 2013.  Included in the year end 2013 net sales are incremental sales of $16.6 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales decreased $22.9 million compared to 2012.  The year-over-year decline in net sales, excluding the acquisition, resulted primarily from the impact of a cool, wet spring and milder summer weather conditions in 2013 as compared to the same period in the prior year.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased by 2.1 percentage points to 29.5% in 2013 from 27.4% in 2012.  Gross margins at Engine Management increased 2.5 percentage points from 28.2% to 30.7 % while gross margins at Temperature Control increased 0.3 percentage points from 21.8% to 22.1%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing and manufacturing efficiencies including the increase in manufacturing at our lower cost facilities.  The gross margin percentage improvement in Temperature Control compared to the prior year was primarily the result of the increase in manufacturing at our lower cost facilities and the benefits achieved as a result of the integration of CompressorWorks product lines.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $13.8 million to $201.3 million or 20.5% of consolidated net sales in 2013, as compared to $187.5 million or 19.8% of consolidated net sales in 2012.  The increase in SG&A expenses is principally due to the incremental expenses from our asset acquisition of CompressorWorks, Inc., including amortization of intangible assets acquired, and the higher sales, marketing and distribution expenses associated with the increased sales volumes.

Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $3.4 million in 2013 compared to $1.4 million in 2012.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2012	$3,203	$203	$373	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	385	1,128	1,844	3,357
Non-cash usage, including asset write-downs	—	(398)	—	(398)
Cash payments	(2,032)	(366)	(598)	(2,996)
Exit activity liability at December 31, 2013	$1,556	$567	$1,619	$3,742

During 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we recorded a charge of $1.8 million during the year ended December 31, 2013.

Other Income, Net.  Other income, net was $1 million in 2013 compared to $0.7 million for the year ended December 31, 2012.  During 2013 and 2012, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  In addition, other income, net in 2012 included a $0.2 million gain on the sale of land located in the U.K. and a $0.6 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $86.9 million in 2013, compared to $71.4 million in 2012.  The increase of $15.5 million is the result of higher year-over-year consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A and restructuring and integration expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating expense, net was $0.7 million for the year ended December 31, 2012 and includes a fair market value adjustment for the option provided to the buyers of our European business in November 2009 to purchase 20% of our SMP Poland subsidiary.

Interest Expense. Interest expense decreased by $0.9 million to $1.9 million in 2013 compared to interest expense of $2.8 million in 2012 as average outstanding borrowings and average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our revolving credit facility.

Income Tax Provision.  The income tax provision for 2013 was $31.9 million at an effective tax rate of 37.6%, compared to $25 million at an effective tax rate of 36.8% in 2012. The effective tax rate in 2013 and 2012 was favorably impacted by $0.4 million and $0.8 million, respectively, related to certain foreign tax and research and development credits, and production deductions which were finalized during the year.  For further information, see Note 16 of the notes to our financial statements.

Loss from Discontinued Operations, Net of Income Tax Benefit.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial study performed as of August 31, 2013 and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During each of 2013 and 2012, we recorded a loss of $1.6 million, net of tax, from discontinued operations.  As discussed more fully in Note 19 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of Fiscal Years 2012 and 2011

Sales.  Consolidated net sales for 2012 were $ 948.9 million, an increase of $74.3 million, or 8.5%, compared to $874.6 million in the same period of 2011.  Consolidated net sales for the year ended December 31, 2012 included incremental sales of $33.5 million in Engine Management from our acquisitions of the Engine Control business of BLD Products, Ltd. and Forecast Trading Corporation, which began shipping in May 2011 and November 2011, respectively, and $44.3 million in Temperature Control from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.

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

Index
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

Index
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

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2013 and 2012, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	1,210	227	1,437
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(891)	(265)	(1,156)
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	2,446	911	3,357
Non-cash usage, including asset write-downs	—	(398)	(398)
Cash payments	(1,872)	(1,124)	(2,996)
Exit activity liability at December 31, 2013	$2,800	$942	$3,742

During 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we have recorded a charge of $1.8 million during the year ended December 31, 2013.

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Index
Liquidity and Capital Resources

Operating Activities.  During 2013, cash provided by operations was $57.6 million, compared to cash provided by operations of $93.6 million in 2012.  The year-over-year decrease in cash provided by operations is primarily the result of year-over-year increases in accounts receivable, inventory, and prepaid expenses and other current assets partially offset by an increase in accounts payable balances.  Accounts receivable balances increased during 2013 resulting in a $27.3 million cash usage as compared to a decrease in accounts receivable balances during 2012, providing $15.4 million of operating cash flow.  The increase in inventory balances during 2013 resulted in a cash usage of $6.1 million as compared to a $1.6 million cash usage in 2012.  Prepaid expenses and other current assets increased during 2013 resulting in a $4 million cash usage as compared to a $0.7 million cash usage in 2012.  Accounts payable balances increased during 2013 providing $12.5 million of operating cash flow compared to an increase in 2012, providing $3.3 million of operating cash flow.  The increase in accounts receivable balances reflects the impact of strong fourth quarter 2013 net sales compared net sales in the fourth quarter 2012.

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

Investing Activities.  Cash used in investing activities was $24.8 million in 2013, compared to $49.9 million in 2012 and $75.9 million in 2011.  Investing activities in 2013 consisted primarily of (1) our acquisition of an approximate 25% minority interest in Orange Electronic Co. Ltd., our supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of Standard Motor Products Holdings Ltd., our former affiliate in the U.K., for $6.5 million, and (3) $11.4 million in capital expenditures.

Cash used in investing activities in 2012 included (1) a cash payment of $38.6 million related to the asset acquisition of CompressorWorks, Inc. and (2) capital expenditures of $11.8 million.

Cash used in investing activities in 2011 included cash payments of $27 million and $44 million related to the acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, respectively, cash receipts of $1.3 million related to the note issued in connection with the sale of our European distribution business in 2009, and cash receipts of $3 million and $1.3 million related to the sale of our 50% equity ownership investment in a joint venture in Europe and the note issued in connection with the divestiture in 2008 of certain of our joint venture equity ownerships, respectively.  Capital expenditures in 2011 were $11 million.

Financing Activities.  Cash used in financing activities was $39.3 million in 2013, compared to $42.8 million in 2012 and cash provided by financing activities of $0.6 million in 2011.  The excess cash provided by operations over cash used in investing activities in 2013 was used to pay down borrowings under our revolving credit facility, to fund the purchase of 209,973 shares of our common stock for $6.9 million and to pay $1.3 million of debt issuance costs in connection with our May 2013 amendment to our restated credit agreement.

Cash used in financing activities was $42.8 million in 2012.  The excess cash provided by operations over cash used in investing activities in 2012 was used to pay down borrowings under our revolving credit facility and to fund the purchase of 380,777 shares of our common stock for $5 million.

Cash provided by financing activities was $0.6 million in 2011.  During 2011, cash provided by additional borrowings along with cash provided by operating activities was used to finance our acquisitions of the Engine Controls business of BLD Products, Ltd. and Forecast Trading Corporation, finance our capital expenditures, repurchase $12.3 million principal amount of our 15% convertible subordinated debentures and to fund the purchase of 322,250 shares of our common stock for $4.1 million.  In addition, during 2011 we received $2.6 million of proceeds from the exercise of stock options.
Dividends of $10.1 million, $8.2 million and $6.4 million were paid in 2013, 2012 and 2011, respectively.

Index
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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $148.9 million available for us to borrow pursuant to the formula at December 31, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $21.4 million and $40.4 million at December 31, 2013 and 2012, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During 2013 and 2012, our average daily index loan balance was $4.1 million and $6.1 million, respectively.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months). As of December 31, 2013, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

Index
As of December 31, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.1 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

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

Pursuant to these agreements, we sold $672.8 million and $663.7 million of receivables for the years ended December 31, 2013 and 2012, respectively.  A charge in the amount of $13.9 million, $13.7 million and $8.4 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In May 2012, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the years ended December 31, 2013 and 2012, we repurchased 30,601 shares and 312,527 shares, respectively, of our common stock at a total cost of $0.9 million and $4.1 million, respectively.  No stock repurchases remain available under the 2012 program as the entire $5 million was utilized.

In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program.  During the year ended December 31, 2013, we repurchased 179,372 shares of our common stock under this program at a total cost of $6 million.  No stock repurchases remain available under the 2013 program as the entire $6 million was utilized.

In February 2014, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

Index
The following table summarizes our contractual commitments as of December 31, 2013 and expiration dates of commitments through 2023:

(In thousands)	2014	2015	2016	2017	2018	2019-2023	Total
Lease obligations	$7,531	$6,717	$5,686	$3,592	$2,259	$2,221	$28,006
Postretirement and pension benefits	2,064	6,896	1,453	67	60	213	10,753
Severance payments related to restructuring and integration	2,356	278	95	71	—	—	2,800
Total commitments	$11,951	$13,891	$7,234	$3,730	$2,319	$2,434	$41,559

Indebtedness under our revolving credit facilities of $21.4 million as of December 31, 2013 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At December 31, 2013, the allowance for sales returns was $31.5 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2013, the allowance for doubtful accounts and for discounts was $7 million.

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

The valuation allowance of $6.7 million as of December 31, 2013 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, and U.S. foreign tax credit carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $45.9 million as of December 31, 2013, which is net of the remaining valuation allowance.

Index
In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

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

Asbestos Litigation. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2013 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $24.4 million to $37.4 million for the period through 2058.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2013 actuarial study, no adjustment to the asbestos liability was recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated to range from $27.4 million to $48.1 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.  The aforementioned estimated settlement payments and legal costs do not reflect any coverage with insurance carriers for certain asbestos-related claims that we may obtain in the future.

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

Recently Issued Accounting Pronouncements

Presentation of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amended the provisions of FASB ASC 220, Comprehensive Income.  The amendments in this update supercede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASU 2011-05, Presentation of Comprehensive Income and FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  The amendment requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the consolidated financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2012, which for us was January 1, 2013, and interim periods within those annual periods.  As a result of the adoption of this standard, we have elected to present amounts reclassified out of accumulated other comprehensive income as a separate disclosure in the notes to the consolidated financial statements.

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amended the provisions of FASB ASC 350.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the two-step impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us was January 1, 2013.  We considered this new standard when conducting our annual impairment test of indefinite-lived intangible assets as of December 31, 2013.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2013, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar and the Hong Kong Dollar.  As of December 31, 2013, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign‑currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2013, we had approximately $21.5 million in loans and financing outstanding, of which approximately $0.1 million bear interest at fixed interest rates and approximately $21.4 million bear interest at variable rates of interest.  We invest our excess cash in highly liquid short‑term investments. Our percentage of variable rate debt to total debt was 99.6% and 99.5% at December 31, 2013 and 2012, respectively.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.3 million negative impact on our earnings or cash flows.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2013 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2013.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER REPORTING

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited Standard Motor Products, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 27, 2014

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 27, 2014

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except share and per share data)
Net sales	$983,704	$948,916	$874,625
Cost of sales	693,250	689,247	645,478
Gross profit	290,454	259,669	229,147
Selling, general and administrative expenses	201,256	187,495	163,845
Restructuring and integration expenses	3,357	1,437	1,344
Other income, net	1,022	694	941
Operating income	86,863	71,431	64,899
Other non-operating income (expense), net	1	(696)	3,370
Interest expense	1,902	2,788	3,821
Earnings from continuing operations before taxes	84,962	67,947	64,448
Provision for income taxes	31,919	24,978	121
Earnings from continuing operations	53,043	42,969	64,327
Loss from discontinued operations, net of income tax benefit of $1,062, $1,077 and $1,284	(1,593)	(1,616)	(1,926)
Net earnings	$51,450	$41,353	$62,401
Net earnings per common share – Basic:
Earnings from continuing operations	$2.31	$1.88	$2.82
Discontinued operations	(0.07)	(0.07)	(0.08)
Net earnings per common share – Basic	$2.24	$1.81	$2.74
Net earnings per common share – Diluted:
Earnings from continuing operations	$2.28	$1.86	$2.78
Discontinued operations	(0.07)	(0.07)	(0.08)
Net earnings per common share – Diluted	$2.21	$1.79	$2.70
Dividends declared per share	$0.44	$0.36	$0.28
Average number of common shares	22,974,690	22,812,077	22,794,606
Average number of common shares and dilutive common shares	23,270,067	23,050,340	23,228,345

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net earnings	$51,450	$41,353	$62,401
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,101)	1,585	(1,512)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(4,317)	(4,784)	(6,402)
Unrecognized loss	3,123	3,096	2,376
Plan amendment adjustment	—	—	14,415
Curtailment	—	—	(3,647)
Unrecognized amounts	(343)	33	20
Foreign currency exchange rate changes	(32)	14	(7)
Income tax benefit (expense) related to pension and postretirement plans	577	636	(2,660)
Pension and postretirement plans, net of tax	(992)	(1,005)	4,095
Total other comprehensive income, net of tax	(2,093)	580	2,583
Comprehensive income	$49,357	$41,933	$64,984

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,559	$13,074
Accounts receivable, less allowances for discounts and doubtful accounts of $6,969 and $6,124 in 2013 and 2012, respectively	125,201	98,565
Inventories, net	269,447	267,468
Deferred income taxes	35,633	33,258
Prepaid expenses and other current assets	10,237	6,188
Total current assets	446,077	418,553

Property, plant and equipment, net	63,646	64,422
Goodwill	38,005	35,827
Other intangibles, net	34,861	36,546
Deferred incomes taxes	10,278	11,085
Other assets	22,656	10,161
Total assets	$615,523	$576,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$21,406	$40,453
Current portion of long-term debt	59	120
Accounts payable	71,469	62,283
Sundry payables and accrued expenses	41,939	41,723
Accrued customer returns	31,464	29,033
Accrued rebates	28,758	27,349
Payroll and commissions	25,221	21,211
Total current liabilities	220,316	222,172

Long-term debt	16	75
Other accrued liabilities	21,840	21,650
Accrued asbestos liabilities	23,919	25,110
Total liabilities	266,091	269,007

Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares in 2013 and 2012	47,872	47,872
Capital in excess of par value	87,563	82,348
Retained earnings	228,036	186,693
Accumulated other comprehensive income	1,786	3,879
Treasury stock - at cost (981,004 shares and 1,117,104 shares in 2013 and 2012, respectively)	(15,825)	(13,205)
Total stockholders’ equity	349,432	307,587
Total liabilities and stockholders’ equity	$615,523	$576,594

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$51,450	$41,353	$62,401
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,595	16,466	14,145
Amortization of deferred financing cost	893	1,161	1,477
Increase (decrease) to allowance for doubtful accounts	641	(728)	(484)
Increase to inventory reserves	4,636	4,921	4,504
Amortization of deferred gain on sale of buildings	(1,048)	(1,048)	(1,048)
Equity (income) loss from and gain on the sale of joint ventures	285	—	(2,826)
Employee Stock Ownership Plan allocation	4,376	3,865	2,514
Stock-based compensation	3,668	2,358	2,025
Excess tax benefits related to exercise of employee stock grants	(1,264)	(343)	(501)
(Increase) decrease in deferred income taxes	(527)	6,098	9,311
Decrease in unrecognized tax benefit	—	—	(454)
Decrease in tax valuation allowance	(480)	(669)	(21,625)
Loss on discontinued operations, net of tax	1,593	1,616	1,926
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(27,278)	15,393	9,595
(Increase) decrease in inventories	(6,094)	(1,556)	2,500
(Increase) decrease in prepaid expenses and other current assets	(4,048)	(659)	748
Increase (decrease) in accounts payable	12,497	3,287	(3,105)
Increase in sundry payables and accrued expenses	8,673	6,837	4,026
Net changes in other assets and liabilities	(7,952)	(4,792)	(9,822)
Net cash provided by operating activities	57,616	93,560	75,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(12,760)	(38,594)	(70,532)
Divestiture of European distribution business	—	—	1,317
Divestiture of joint ventures	—	—	4,317
Capital expenditures	(11,410)	(11,811)	(11,037)
Other investing activities	(592)	493	45
Net cash used in investing activities	(24,762)	(49,912)	(75,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under (repayments of) line-of-credit agreements	(19,046)	(32,547)	20,113
Principal payments of long-term debt and capital lease obligations	(120)	(105)	(12,410)
Purchase of treasury stock	(6,864)	(4,999)	(4,136)
Increase (decrease) in overdraft balances	(3,312)	2,387	645
Payments of debt issuance costs	(1,261)	—	(329)
Proceeds from exercise of employee stock options	151	349	2,563
Excess tax benefits related to the exercise of employee stock grants	1,264	343	501
Dividends paid	(10,107)	(8,215)	(6,381)
Net cash provided by (used in) financing activities	(39,295)	(42,787)	566
Effect of exchange rate changes on cash	(1,074)	1,342	(1,247)
Net increase (decrease) in cash and cash equivalents	(7,515)	2,203	(1,264)
CASH AND CASH EQUIVALENTS at beginning of year	13,074	10,871	12,135
CASH AND CASH EQUIVALENTS at end of year	$5,559	$13,074	$10,871

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,050	$1,636	$2,775
Income taxes	$33,489	$16,087	$12,354

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2010	$47,872	$77,471	$97,535	$716	$(13,711)	$209,883
Net earnings	—	—	62,401	—	—	62,401
Other comprehensive income, net of tax	—	—	—	2,583	—	2,583
Cash dividends paid ($0.28 per share)	—	—	(6,381)	—	—	(6,381)
Purchase of treasury stock	—	—	—	—	(4,136)	(4,136)
Stock-based compensation and related tax benefits	—	1,136	—	—	1,056	2,192
Stock options exercised and related tax benefits	—	634	—	—	2,263	2,897
Employee Stock Ownership Plan	—	548	—	—	1,966	2,514

BALANCE AT DECEMBER 31, 2011	47,872	79,789	153,555	3,299	(12,562)	271,953
Net earnings	—	—	41,353	—	—	41,353
Other comprehensive income, net of tax	—	—	—	580	—	580
Cash dividends paid ($0.36 per share)	—	—	(8,215)	—	—	(8,215)
Purchase of treasury stock	—	—	—	—	(4,999)	(4,999)
Stock-based compensation and related tax benefits	—	584	—	—	2,010	2,594
Stock options exercised and related tax benefits	—	136	—	—	320	456
Employee Stock Ownership Plan	—	1,839	—	—	2,026	3,865

BALANCE AT DECEMBER 31, 2012	47,872	82,348	186,693	3,879	(13,205)	307,587
Net earnings	—	—	51,450	—	—	51,450
Other comprehensive income (loss), net of tax	—	—	—	(2,093)	—	(2,093)
Cash dividends paid ($0.44 per share)	—	—	(10,107)	—	—	(10,107)
Purchase of treasury stock	—	—	—	—	(6,864)	(6,864)
Stock-based compensation and related tax benefits	—	2,917	—	—	1,933	4,850
Stock options exercised and related tax benefits	—	84	—	—	149	233
Employee Stock Ownership Plan	—	2,214	—	—	2,162	4,376

BALANCE AT DECEMBER 31, 2013	$47,872	$87,563	$228,036	$1,786	$(15,825)	$349,432

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our” or the “Company”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on the original equipment service market. The consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories are valued at the lower of cost (determined by means of the first-in, first-out method) or market.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of lower of cost or market are determined at the unit level and are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $42.7 million and $41.9 million as of December 31, 2013 and 2012, respectively.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at year-end exchange rates.  Income statement accounts are translated using the average exchange rates prevailing during the year.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remains there until the underlying foreign operation is liquidated or substantially disposed of.  Foreign currency transaction gains or losses are recorded in the statement of operations under the caption “other non-operating income (expense), net.”

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

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with our debt financing activities and are capitalized and amortized over the life of the related financing arrangements.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the statement of operations under the caption other non-operating income (expense), net.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of our U.S. capital loss carryforwards, U.S. foreign tax credit carryovers, and state tax credit carry forwards.  In determining whether a valuation allowance is warranted, we consider all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

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

The valuation allowance of $6.7 million as of December 31, 2013 is intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, and U.S. foreign tax credit carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $45.9 million as of December 31, 2013, which is net of the remaining valuation allowance.

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

	2013	2012	2011
	(In thousands)
Weighted average common shares outstanding – Basic	22,975	22,812	22,795
Plus incremental shares from assumed conversions:
Dilutive effect of restricted shares and performance shares	287	231	197
Dilutive effect of stock options	8	7	2
Dilutive effect of convertible debentures	—	—	234
Weighted average common shares outstanding – Diluted	23,270	23,050	23,228

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2013	2012	2011
	(In thousands)
Stock options	8	22	57
Restricted and performance shares	203	200	157

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

Asbestos Litigation

In evaluating our potential asbestos-related liability, we use an actuarial study that is prepared by a leading actuarial firm with expertise in assessing asbestos-related liabilities.  We evaluate the estimate of the range of undiscounted liability to determine which amount to accrue.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Legal costs are expensed as incurred.

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

Product Warranty and Overstock Returns

Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installer error.  In addition to warranty returns, we also permit our customers to return products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. We accrue for product warranties and overstock returns as a percentage of sales at the time products are sold, based upon estimates established using historical information on the nature, frequency and average cost of claims.  Revision to the accrual is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers, including members of a marketing group, accounted for approximately 66% of our consolidated net sales in 2013, 64% of our consolidated net sales in 2012, and 62% of our consolidated net sales in 2011.  During 2013, NAPA Auto Parts, O’Reilly Automotive, Inc., and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2013 and 2012 were uninsured.  Foreign cash balances at December 31, 2013 and 2012 were $4.7 million and $12.9 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

Presentation of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amended the provisions of FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income.  The amendments in this update supercede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in FASB ASU 2011-05, Presentation of Comprehensive Income and FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  The amendment requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the consolidated financial statements.  The amendment is effective for annual reporting periods beginning after December 15, 2012, which for us was January 1, 2013, and interim periods within those annual periods.  As a result of the adoption of this standard, we have elected to present amounts reclassified out of accumulated other comprehensive income as a separate disclosure in the notes to the consolidated financial statements.

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which amended the provisions of FASB ASC 350.  FASB ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment test.  If an entity concludes that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the two-step impairment test for that indefinite-lived intangible asset.  The new standard is effective for annual and interim indefinite-lived intangible assets impairment tests performed in fiscal years beginning after September 15, 2012, which for us was January 1, 2013.  We considered this new standard when conducting our annual impairment test of indefinite-lived intangible assets as of December 31, 2013.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Business Acquisitions and Investments

2013 Business Acquisition and Investment

Orange Electronic Equity Investment

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. for $6.3 million in cash funded by our revolving credit facility.  Orange Electronic Co., Ltd. is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  Our minority interest in Orange Electronic Co., Ltd. is accounted for using the equity method of accounting.

European OE Business Acquisition

In February 2013, we acquired the original equipment business of Standard Motor Products Holdings Ltd. (“SMP Europe”), our former affiliate in the U.K., for £4.2 million ($6.5 million) in cash funded by our revolving credit facility.  SMP Europe was a distributor of original equipment parts that were primarily manufactured in our Bialystok, Poland manufacturing facility.  We anticipate incremental annual revenues from the acquisition to approximate $2 million.

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

Revenues included in our consolidated statements of operations for the SMP Europe acquisition from the date of acquisition through December 31, 2013 were not material.

2012 Business Acquisition

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

Revenues included in our consolidated statement of operations for the CompressorWorks, Inc. acquisition were $44.3 million from the date of acquisition through December 31, 2012.

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

Supplemental unaudited pro forma financial information for the acquisitions is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$983,704	$984,019	$948,916	$970,279
Net earnings	51,450	51,598	41,353	43,282

3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2013 and 2012, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2011	$1,907	$1,654	$3,561
Restructuring and integration costs:
Amounts provided for during 2012	1,210	227	1,437
Non-cash usage, including asset write-downs	—	(63)	(63)
Cash payments	(891)	(265)	(1,156)
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	2,446	911	3,357
Non-cash usage, including asset write-downs	—	(398)	(398)
Cash payments	(1,872)	(1,124)	(2,996)
Exit activity liability at December 31, 2013	$2,800	$942	$3,742

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we have recorded a charge of $1.8 million during the year ended December 31, 2013.

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2013 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $672.8 million and $663.7 million of receivables for the years ended December 31, 2013 and 2012, respectively.  A charge in the amount of $13.9 million, $13.7 million and $8.4 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

5.	Inventories, Net

	December 31,
	2013	2012
	(In thousands)
Finished goods, net	$181,735	$178,158
Work-in-process, net	4,984	8,135
Raw materials, net	82,728	81,175
Total inventories, net	$269,447	$267,468

6.	Property, Plant and Equipment

	December 31,
	2013	2012
	(In thousands)
Land, buildings and improvements	$44,930	$44,750
Machinery and equipment	128,796	128,453
Tools, dies and auxiliary equipment	36,324	33,501
Furniture and fixtures	23,508	23,266
Leasehold improvements	6,840	6,397
Construction-in-progress	5,917	5,583
Total property, plant and equipment	246,315	241,950
Less accumulated depreciation	182,669	177,528
Total property, plant and equipment, net	$63,646	$64,422

Depreciation expense was $12 million in 2013, $11.2 million in 2012 and $11.3 million 2011.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2013.

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  We have decided to perform the two-step impairment test for goodwill at both the Engine Management and Temperature Control reporting units at December 31, 2013.  The first step of the impairment analysis consists of a comparison of the fair value of the reporting units with their respective carrying amounts, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, step two of the impairment analysis is not required.  The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2013.  Our December 31, 2013 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were 120% and 60%, respectively, in excess of their carrying amounts.  While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying values.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Engine Management	Temperature Control	Total

Balance as of December 31, 2011
Goodwill	$64,612	$—	$64,612
Accumulated impairment losses	(38,488)	—	(38,488)
	$26,124	$—	$26,124
Activity in 2012
Acquisition of assets of CompressorWorks, Inc.	$—	$9,703	$9,703
Balance as of December 31, 2012
Goodwill	64,612	9,703	74,315
Accumulated impairment losses	(38,488)	—	(38,488)
	$26,124	$9,703	$35,827
Activity in 2013
Acquisition of European OE Business	$2,027	$—	$2,027
Foreign currency exchange rate change	151	—	151
Balance as of December 31, 2013
Goodwill	66,790	9,703	76,493
Accumulated impairment losses	(38,488)	—	(38,488)
	$28,302	$9,703	$38,005

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

In February 2013, we acquired the original equipment business of SMP Europe, our former affiliate in the U.K., for £4.2 million ($6.5 million).  The purchase price exceeded the fair value of the acquired net assets and accordingly, $2 million was allocated to goodwill in our consolidated balance sheet.

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2013 and 2012 consist of:

	December 31,
	2013	2012
	(In thousands)
Customer relationships	$44,179	$40,100
Trademarks and trade names	6,800	6,800
Non-compete agreements	910	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	52,772	48,693
Less accumulated amortization (1)	(19,202)	(14,210)
Net acquired intangible assets	$33,570	$34,483

(1)	Applies to all intangible assets, except for the Dana acquisition related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

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

In February 2013, we acquired the original equipment business of SMP Europe, our former affiliate in the U.K.  Intangible assets acquired in the acquisition consists of $3.8 million of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Total amortization expense for acquired intangible assets was $5 million for the year ended December 31, 2013, $4.7 million for the year ended December 31, 2012, and $2.1 million for the year ended December 31, 2011.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.5 million for 2014, $4.3 million in 2015, $4.2 million in 2016 and $15.4 million in the aggregate for the years 2017 through 2028.

Other Intangible Assets

Other intangible assets include computer software.  As of December 31, 2013 and 2012, these costs totaled $16.8 million and $17.3 million, respectively, and total accumulated computer software amortization was $15.5 million and $15.2 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.6 million, $0.5 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Other Assets

	December 31,
	2013	2012
	(In thousands)
Equity in joint ventures	$6,308	$—
Deferred financing costs, net	2,275	2,615
Long term receivables	5,047	—
Other	9,026	7,546
Total other assets, net	$22,656	$10,161

Included in the above caption “Other” is $8.3 million and $6.7 million of assets held in a nonqualified defined contribution pension plan for the years ended December 31, 2013 and 2012, respectively.

Equity Method Investment

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. for $6.3 million.  Orange Electronic Co., Ltd. is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  Our minority interest in Orange Electronic Co., Ltd. is accounted for using the equity method of accounting.

9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Revolving credit facilities	$21,406	$40,453
Other	75	195
Total debt	$21,481	$40,648

Current maturities of long-term debt	$21,465	$40,573
Long-term debt	16	75
Total debt	$21,481	$40,648

Maturities of long-term debt are $0.1 million for the year ended December 31, 2014.

Deferred Financing Costs

We had deferred financing costs of $3 million and $2.6 million as of December 31, 2013 and 2012, respectively.  Deferred financing costs as of December 31, 2013 are related to our revolving credit facility.  In connection with the amendment to our revolving credit facility in May 2013, we incurred and capitalized $1.3 million of costs related to bank, legal and other professional fees which are being amortized through 2018, the remaining term of the amended revolving credit facility.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scheduled amortization for future years, assuming no further prepayments of principal is as follows:

(In thousands)
2014	$700
2015	700
2016	700
2017	700
2018 and beyond	175
Total amortization	$2,975

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $148.9 million available for us to borrow pursuant to the formula at December 31, 2013.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $21.4 million and $40.4 million at December 31, 2013 and 2012, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  At December 31, 2012, the weighted average interest rate on our restated credit agreement was 2.7%, which consisted of $25 million in direct borrowings at 2% and an index loan of $15.4 million at 4%.  During 2013 and 2012, our average daily index loan balance was $4.1 million and $6.1 million, respectively.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months). As of December 31, 2013, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2013, we have no outstanding borrowings under the Canadian Credit Agreement.

Capital Leases

As of December 31, 2013, our capital lease obligations related to certain equipment for use in our operations totaled $0.1 million.  Assets held under capitalized leases are included in property, plant and equipment and depreciated over the lives of the respective leases or over their economic useful lives, whichever is less.

10.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series.  In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000.  The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights.  Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company.  No such shares were outstanding at December 31, 2013 and 2012.

In May 2012, our Board of Directors authorized the purchase of up to $5 million of our common stock under a stock repurchase program.  Under this program, during the years ended December 31, 2013 and 2012, we repurchased 30,601 shares and 312,527 shares, respectively, of our common stock at a total cost of $0.9 million and $4.1 million, respectively.  No stock repurchases remain available under the 2012 program as the entire $5 million was utilized.

In February 2013, our Board of Directors authorized the purchase of up to an additional $6 million of our common stock under a stock repurchase program.  During the year ended December 31, 2013, we repurchased 179,372 shares of our common stock under this program at a total cost of $6 million.  No stock repurchases remain available under the 2013 program as the entire $6 million was utilized.

In February 2014, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at December 31, 2012	$4,663	$(784)	$3,879
Other comprehensive income before reclassifications	(1,101)	(375)	(1,476)
Amounts reclassified from accumulated other comprehensive income	—	(617)	(617)
Current period other comprehensive income, net	(1,101)	(992)	(2,093)
Ending balance at December 31, 2013	$3,562	$(1,776)	$1,786

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Year Ended December 31, 2013
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(4,317)
Unrecognized loss (1)	3,123
Total before income tax	(1,194)
Income tax benefit	577
Total reclassifications for the period	$(617)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Notes 13 and 14 for additional details).

12.	Stock-Based Compensation Plans

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.  During 2013, we had three active stock-based compensation plans.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation expense under our existing plans was $3,222,448 ($2,011,774, net of tax) or $0.09 per basic and diluted share, $1,898,878 ($1,200,835, net of tax) or $0.05 per basic and diluted share, and $1,634,903 ($1,013,640, net of tax) or $0.04 per basic and diluted share for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Option Grants

Under the 2004 Omnibus Stock Option Plan, which terminates in May 2014, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2013, there were options outstanding to purchase an aggregate of 14,875 shares of common stock.

Under the 2004 Independent Directors’ Stock Option Plan, we were authorized to issue options to purchase an additional 50,000 shares of common stock. The options became exercisable one year after the date of grant and expired at the end of ten years following the date of grant.  At December 31, 2013, there were options outstanding to purchase an aggregate of 2,000 shares of common stock.

At December 31, 2013, under all of our stock option plans, there were outstanding options to purchase an aggregate of 16,875 shares of common stock.  There were no options outstanding to purchase shares of common stock granted under the 2006 Omnibus Incentive Plan.

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2011	59,400	$12.35	2.9
Expired	(2,000)	14.43	—
Exercised	(28,250)	12.36	—
Forfeited, other	—	—	—
Outstanding at December 31, 2012	29,150	12.20	1.9
Expired	—	—	—
Exercised	(12,275)	12.29	—
Forfeited, other	—	—	—
Outstanding at December 31, 2013	16,875	12.14	1.0

Options exercisable at December 31, 2013	16,875	$12.14	1.0

The aggregate intrinsic value of all outstanding stock options as of December 31, 2013 was $0.4 million.  All outstanding stock options as of December 31, 2013 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.2 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively.  There were no stock options granted in 2013.

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

Under the 2006 Omnibus Incentive Plan, 1,900,000 shares are authorized to be issued.  At December 31, 2013, under the plan, there were an aggregate of (a) 1,122,775 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 777,225 shares of common stock available for future grants.  For the year ended December 31, 2013, 215,975 restricted and performance-based shares were granted (172,975 restricted shares and 43,000 performance-based shares), and for the year ended December 31, 2012, 205,300 restricted and performance-based shares were granted (163,550 restricted shares and 41,750 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $3,222,448 ($2,011,774, net of tax), $1,898,878 ($1,200,835, net of tax) and $1,634,903 ($1,013,640, net of tax), for the years ended December 31, 2013, 2012 and 2011, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $9,477,136 and $4,995,907 at December 31, 2013 and 2012, respectively and is expected to be recognized over a weighted average period of 5.6 years and 0.3 years for employees and directors, respectively, as of December 31, 2013 and over a weighted average period of 5.3 years and 0.4 years for employees and directors, respectively, as of December 31, 2012.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our restricted and performance-based share activity was as follows for the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2011	458,050	$11.92
Granted	205,300	12.50
Vested	(110,900)	14.03
Forfeited	(18,825)	11.45
Balance at December 31, 2012	533,625	13.03
Granted	215,975	30.53
Vested	(108,875)	10.33
Forfeited	(10,125)	14.49
Balance at December 31, 2013	630,600	$19.47

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2013, 2012 and 2011 was $12.3 million (or $19.47 per share), $7 million (or $13.03 per share), and $5.5 million (or $11.92 per share), respectively.

13.	Retirement Benefit Plans

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2013	$8,115
2012	8,100
2011	7,573

We maintain an unfunded Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2012, contributions of $505,000 were made related to calendar year 2011.  In March 2013, contributions of $533,000 were made related to calendar year 2012.  We have recorded an obligation of $387,000 for 2013.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  We maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under employee benefit plans. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2013, we contributed to the trust an additional 182,000 shares from our treasury and released 182,500 shares from the trust leaving 430 shares remaining in the trust as of December 31, 2013.  The provision for expense in connection with the ESOP was approximately $4.4 million in 2013, $3.9 million in 2012 and $2.5 million in 2011.

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

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for the SERP, as of and for the years ended December 31, 2013 and 2012, were (in thousands):

	Defined Benefit Retirement Plan
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$4,725	$4,082
Service cost	180	130
Interest cost	235	186
Actuarial loss	521	327
Benefit obligation at end of year	$5,661	$4,725

Unfunded status of the plan	$(5,661)	$(4,725)

Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$5,661	$4,725
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	1,342	1,510
Unrecognized prior service cost	—	28

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following defined benefit plan amounts were included in other comprehensive income, net of tax, during the year ended December 31, 2013 (in thousands):

	Incurred but Not Recognized	Reclassification Adjustment for Prior Period Amounts Recognized
Actuarial gains (losses)
SERP defined benefit plan	$313	$414

Prior service (cost) credit
SERP defined benefit plan	—	17
	$313	$431

Unrecognized net actuarial losses included in accumulated other comprehensive income at the end of 2013 and expected to be recognized in net periodic benefit cost during 2014 is $230,000 ($138,000 net of tax).

The components of net periodic benefit cost for our defined benefit plan include the following (in thousands):

	December 31,
Defined benefit retirement plan:	2013	2012	2011
Service cost	$180	$130	$111
Interest cost	235	186	181
Amortization of prior service cost	28	110	111
Amortization of unrecognized loss	690	261	173
Net periodic benefit cost	$1,133	$687	$576

Actuarial assumptions used to determine costs and benefit obligations related to our defined benefit plan are as follows:

	December 31,
	2013	2012	2011
Discount rates	4.90%	4.00%	4.55%
Salary increase	4.00%	4.00%	4.00%

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

For the defined benefit pension plan, the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of the plan’s assets are as follows (in thousands):

	December 31,
	2013	2012
Projected benefit obligation	$5,661	$4,725
Accumulated benefit obligation	5,123	4,601
Fair value of plan assets	—	—

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

Plan Benefits

2014	$—
2015	5,677
2016	—
2017	—
2018	—
Years 2019 – 2023	—

14.	Postretirement Medical Benefits

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

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2013 and 2012, were as follows (in thousands):

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$5,950	$6,955	$156	$192
Service cost	1	4	—	—
Interest cost	33	81	5	5
Benefits paid	(850)	(751)	(21)	(24)
Actuarial loss (gain)	(174)	(339)	(4)	(21)
Translation adjustment	—	—	(10)	4
Benefit obligation at end of year	$4,960	$5,950	$126	$156
(Unfunded) status of the plans	$(4,960)	$(5,950)	$(126)	$(156)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2013	2012	2013	2012
Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$4,960	$5,950	$126	$156
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	5,087	7,809	(129)	(254)
Unrecognized prior service cost (credit)	(2,888)	(7,094)	(335)	(504)

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2014 are $2.1 million and $(3) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2013	2012	2011
Service cost	$1	$4	$69
Interest cost	33	81	527
Amortization of prior service cost	(4,206)	(4,752)	(6,433)
Amortization of unrecognized loss	2,548	2,887	2,246
Curtailment gain	—	—	(3,495)
Net periodic benefit cost	$(1,624)	$(1,780)	$(7,086)

Canadian postretirement plan:
Service cost	$—	$—	$7
Interest cost	5	5	23
Amortization of transition obligation	—	—	2
Amortization of prior service cost	(140)	(142)	(80)
Amortization of net actuarial loss	(115)	(52)	(43)
Curtailment gain	—	—	(152)
Net periodic benefit cost	$(250)	$(189)	$(243)
Total net periodic benefit costs	$(1,874)	$(1,969)	$(7,329)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2013	2012	2011
Discount rate	0.45%	0.55%	1.30%

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2013	2012	2011
Discount rates	3.50%	3.00%	3.00%
Current medical cost trend rate	7.14%	8.57%	9.29%
Ultimate medical cost trend rate	5%	5%	5%
Year trend rate declines to ultimate	2017	2017	2017

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

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2014	$2,064
2015	1,219
2016	1,453
2017	67
2018	60
Years 2019 – 2023	213

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2014 (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	31	(30)

15.	Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Interest and dividend income	$302	$167	$28
Equity income (loss) from joint ventures	(285)	—	351
Gain on the sale of joint ventures	—	—	2,475
Gain (loss) on foreign exchange	(143)	(380)	416
Other income (expense), net	127	(483)	100
Total other non-operating income (expense), net	$1	$(696)	$3,370

16.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Domestic	$31,220	$17,791	$10,887
Foreign	1,706	1,362	1,108
Total current	32,926	19,153	11,995

Deferred:
Domestic	(1,178)	5,909	(11,886)
Foreign	171	(84)	12
Total deferred	(1,007)	5,825	(11,874)
Total income tax provision	$31,919	$24,978	$121

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $25.5 million at the end of 2013, $27.6 million at the end of 2012 and $19.9 million at the end of 2011.  Earnings before income taxes for foreign operations amounted to approximately $6.4 million, $4.4 million and $4.3 million in 2013, 2012 and 2011, respectively.

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

U.S. Federal income tax rate of 35%	$29,737	$23,781	$22,557
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,936	2,021	2,261
Income tax (tax benefits) attributable to foreign income	(428)	(852)	(163)
Change in unrecognized tax benefits	—	—	(454)
Other non-deductible items, net	(806)	697	(2,455)
Change in valuation allowance	480	(669)	(21,625)
Provision for income taxes	$31,919	$24,978	$121

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Inventories	$16,801	$16,115
Allowance for customer returns	11,622	10,660
Postretirement benefits	2,446	2,911
Allowance for doubtful accounts	2,592	2,223
Accrued salaries and benefits	9,110	7,924
Net operating loss	—	84
Capital loss	5,999	6,007
Tax credit carryforwards	695	1,167
Deferred gain on building sale	1,713	2,123
Accrued asbestos liabilities	9,780	10,358
Other	—	470
	60,758	60,042
Valuation allowance (1)	(6,694)	(7,174)
Total deferred tax assets	54,064	52,868
Deferred tax liabilities:
Depreciation	7,583	8,328
Promotional costs	187	197
Other	383	—
Total deferred tax liabilities	8,153	8,525

Net deferred tax assets	$45,911	$44,343

(1)	Current net deferred tax assets are $35.6 million and $33.2 million for 2013 and 2012, respectively. Non-current net deferred tax assets are $10.3 million and $11.1 million for 2013 and 2012, respectively. The tax valuation allowance was allocated to long term deferred tax assets in the amounts of $6.7 million and $7.2 million in 2013 and 2012, respectively. None of the valuation allowance was allocated to current deferred tax assets in 2013 and 2012.

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

The valuation allowance of $6.7 million as of December 31, 2013 was intended to provide for uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, and U.S. foreign tax credit carryovers.  Based on these considerations, we believed it was more likely than not that we would realize the benefit of the net deferred tax asset of $45.9 million as of December 31, 2013, which was net of the remaining valuation allowance.

At December 31, 2013, we have foreign tax credit carryforwards of approximately $0.6 million that will expire in varying amounts by 2020, and a capital loss carryforward of $15.5 million that will expire in 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2012	$349
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	—
Balance at December 31, 2012	349
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	—
Balance at December 31, 2013	$349

The amount of unrecognized tax benefits at December 31, 2013, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2013, the Company is no longer subject to U.S. Federal tax examinations for years before 2010.  We remain subject to examination by state and local tax authorities for tax years 2009 through 2013.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2009 onward), Hong Kong (2008 onward) and Poland (2008 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2014, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales:
Engine Management	$711,245	$665,105	$628,673
Temperature Control	262,537	268,804	233,723
Other	9,922	15,007	12,229
Total net sales	$983,704	$948,916	$874,625

Intersegment sales:
Engine Management	$25,720	$18,234	$21,175
Temperature Control	6,329	4,804	5,041
Other	(32,049)	(23,038)	(26,216)
Total intersegment sales	$—	$—	$—

Depreciation and amortization:
Engine Management	$13,235	$13,093	$11,599
Temperature Control	3,763	2,924	1,772
Other	597	449	774
Total depreciation and amortization	$17,595	$16,466	$14,145

Operating income (loss):
Engine Management	$96,335	$69,578	$56,261
Temperature Control	9,147	15,019	17,699
Other	(18,619)	(13,166)	(9,061)
Total operating income	$86,863	$71,431	$64,899

Investment in equity affiliates:
Engine Management	$6,308	$—	$—
Temperature Control	—	—	—
Other	—	—	—
Total investment in equity affiliates	$6,308	$—	$—

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Capital expenditures:
Engine Management	$8,628	$8,941	$9,014
Temperature Control	2,682	2,005	1,949
Other	100	865	74
Total capital expenditures	$11,410	$11,811	$11,037

Total assets:
Engine Management	$384,712	$362,824	$372,410
Temperature Control	150,280	132,644	97,656
Other	80,531	81,126	80,656
Total assets	$615,523	$576,594	$550,722

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment.

Reconciliation of segment operating income to net earnings (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating income	$86,863	$71,431	$64,899
Other non-operating income (expense)	1	(696)	3,370
Interest expense	1,902	2,788	3,821
Earnings from continuing operations before taxes	84,962	67,947	64,448
Income tax expense	31,919	24,978	121
Earnings from continuing operations	53,043	42,969	64,327
Discontinued operations, net of tax	(1,593)	(1,616)	(1,926)
Net earnings	$51,450	$41,353	$62,401

	Year Ended December 31,
	2013	2012	2011
Revenues:	(In thousands)
United States	$884,380	$865,861	$791,625
Canada	51,853	50,215	52,497
Europe	10,657	8,093	9,496
Other foreign	36,814	24,747	21,007
Total revenues	$983,704	$948,916	$874,625

	December 31,
	2013	2012	2011
Long-lived assets:	(In thousands)
United States	$135,834	$137,240	$125,189
Canada	1,526	1,658	1,626
Europe	11,310	4,161	2,322
Other foreign	10,497	3,897	3,661
Total long-lived assets	$159,167	$146,956	$132,798

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues are attributed to countries based upon the location of the customer.  Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for approximately 66% of our consolidated net sales in 2013, 64% of our consolidated net sales in 2012, and 62% of our consolidated net sales in 2011.  During 2013, NAPA Auto Parts, O’Reilly Automotive, Inc., and Advance Auto Parts, Inc. accounted for 19%, 18% and 15% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control segments.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$5,559	$5,559	$13,074	$13,074
Deferred compensation	8,289	8,289	6,678	6,678
Short term borrowings	21,465	21,465	40,573	40,573
Long-term debt	16	16	75	75

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

19.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2013 was as follows (in thousands):

	Total	Real Estate	Other
2013	$10,324	$7,841	$2,483
2012	10,695	7,829	2,866
2011	9,385	7,195	2,190

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2013, we are obligated to make minimum rental payments through 2022, under operating leases, which are as follows (in thousands):

2014	$7,531
2015	6,717
2016	5,686
2017	3,592
2018	2,259
Thereafter	2,221
Total	$28,006

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2013 and 2012, we have accrued $18 million and $17.3 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2013, 2012 and 2011 were $78.1 million, $76.5 million, and $63.5 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2013	2012
	(In thousands)
Balance, beginning of period	$17,288	$13,500
Liabilities accrued for current year sales	78,058	76,548
Settlements of warranty claims	(77,305)	(72,760)
Balance, end of period	$18,041	$17,288

Letters of Credit

At December 31, 2013, we had outstanding letters of credit with certain vendors aggregating approximately $4.6 million. These letters of credit are being maintained as security for reimbursements to insurance companies.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2013, approximately 2,280 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2013, the amounts paid for settled claims are approximately $14.9 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of settlement discussions.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Quarterly Financial Data (Unaudited)

	2013 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$218,708	$264,162	$270,126	$230,708
Gross profit	66,749	80,081	77,796	65,828
Earnings from continuing operations	9,391	17,686	16,400	9,566
Loss from discontinued operation, net of taxes	(455)	(389)	(357)	(392)
Net earnings	$8,936	$17,297	$16,043	$9,174

Net earnings from continuing operations per common share:
Basic	$0.41	$0.77	$0.71	$0.42
Diluted	$0.40	$0.76	$0.71	$0.41
Net earnings per common share:
Basic	$0.39	$0.75	$0.70	$0.40
Diluted	$0.38	$0.74	$0.69	$0.40

	2012 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$192,355	$275,975	$268,875	$211,711
Gross profit	57,967	77,808	69,344	54,550
Earnings from continuing operations	6,310	17,444	13,721	5,494
Loss from discontinued operation, net of taxes	(395)	(604)	(317)	(300)
Net earnings	$5,915	$16,840	$13,404	$5,194

Net earnings from continuing operations per common share:
Basic	$0.28	$0.77	$0.60	$0.24
Diluted	$0.27	$0.76	$0.59	$0.24
Net earnings per common share:
Basic	$0.26	$0.74	$0.59	$0.23
Diluted	$0.26	$0.74	$0.58	$0.22

21.	Subsequent Events

In January 2014, we acquired certain assets and assumed certain liabilities of Pensacola Fuel Injection Inc., a privately-held company, for $12.2 million.  Pensacola Fuel Injection Inc., located in Pensacola, Florida, remanufactures and distributes a wide range of diesel injectors, diesel pumps and turbo chargers.  Prior to the acquisition, we were the primary purchaser of products supplied by the company.  We anticipate that the acquisition will be accretive to earnings, excluding one-time integration costs. Incremental revenues from the acquisition are not expected to be material.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2013. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2013 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2014 Proxy Statement set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2014 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2014 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2014 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2013, 2012 and 2011 is submitted herewith:

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
February 27, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 27, 2014	/s/	Lawrence I. Sills
Lawrence I. Sills
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

February 27, 2014	/s/	James J. Burke
James J. Burke
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
February 27, 2014	/s/	Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 27, 2014	/s/	Joseph W. McDonnell
Joseph W. McDonnell, Director

February 27, 2014	/s/	Alisa C. Norris
Alisa C. Norris, Director

February 27, 2014	/s/	Arthur S. Sills
Arthur S. Sills, Director

February 27, 2014	/s/	Peter J. Sills
Peter J. Sills, Director

February 27, 2014	/s/	Frederick D. Sturdivant
Frederick D. Sturdivant, Director

February 27, 2014	/s/	William H. Turner
William H. Turner, Director

February 27, 2014	/s/	Richard S. Ward
Richard S. Ward, Director

February 27, 2014	/s/	Roger M. Widmann
Roger M. Widmann, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number

3.1	Restated By-Laws, dated May 23, 1996, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

3.2	Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit to the Company’s Annual Report on Form 10‑K for the year ended December 31, 1990.

3.3	Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.1	Amended and Restated Employee Stock Ownership Plan and Trust, dated January 1, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2	2006 Omnibus Incentive Plan of Standard Motor Products, Inc., as amended (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-174330), filed on May 19, 2011).

10.3	2004 Omnibus Stock Option Plan of Standard Motor Products, Inc. and 2004 Independent Directors’ Stock Option Plan of Standard Motor Products, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-134239), filed on June 7, 2005).

10.4	Supplemental Compensation Plan effective October 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5	Severance Compensation Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Severance Compensation Agreement, dated December 12, 2001, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.7	Credit Agreement, dated as of December 29, 2005, among SMP Motor Products, Ltd., as Borrower, (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 3, 2006).

10.8	Amendment to the Standard Motor Products, Inc. Supplemental Compensation Plan, effective December 1, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9	Retention Bonus and Insurance Agreement dated December 26, 2006, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.10
Purchase and Sale Agreement, dated December 21, 2007, between Standard Motors Products, Inc. and EXII Northern Boulevard Acquisition LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number

10.11	Lease Agreement, dated March 12, 2008, between Standard Motors Products, Inc. and 37-18 Northern Boulevard LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12	First Amendment Agreement dated as of March 20, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed March 21, 2007).

10.13	Second Amendment Agreement dated as of May 1, 2007, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.14	Amendment No. 3 to Credit Agreement dated as of December 18, 2008, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed December 22, 2008).

10.15	Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.16	Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.18	Amendment No. 4 to Credit Agreement, dated as of June 26, 2009, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed June 29, 2009).

10.19	Amendment No. 5 to Credit Agreement, dated as of May 20, 2010, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed May 20, 2010).

10.20
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number

10.21	Amendment No. 6 to Credit Agreement, dated as of November 10, 2010, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed November 12, 2010).

10.22	Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and John Gethin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.23	Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.24	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of September 22, 2011, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed September 22, 2011).

10.25	Amendment No. 7 to Credit Agreement, dated as of September 22, 2011, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed September 22, 2011).

10.26	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of February 22, 2013, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2013).

10.27	Amendment No. 8 to Credit Agreement, dated as of May 16, 2013, among SMP Motor Products, Ltd., as borrower and the other credit parties thereto, and GE Canada Finance Holding Company, as lender and agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed May 20, 2013).

10.28	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of May 16, 2013, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed May 20, 2013).

21	List of Subsidiaries of Standard Motor Products, Inc.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2013, 2012 and 2011

		Additions
	Balance at	Charged to
	beginning	costs and				Balance at
Description	of year	expenses	Other		Deductions	end of year

Year ended December 31, 2013:
Allowance for doubtful accounts	$4,944,000	$641,000	$—		$57,000	$5,528,000
Allowance for discounts	1,180,000	14,802,000	—		14,541,000	1,441,000
	$6,124,000	$15,443,000	$—		$14,598,000	$6,969,000

Allowance for sales returns	$29,033,000	$114,958,000	$—		$112,527,000	$31,464,000

Year ended December 31, 2012:
Allowance for doubtful accounts	$5,386,000	$(728,000)	$414,000	(1)	$128,000	$4,944,000
Allowance for discounts	1,323,000	14,023,000	39,000	(1)	14,205,000	1,180,000
	$6,709,000	$13,295,000	$453,000		$14,333,000	$6,124,000

Allowance for sales returns	$25,074,000	$112,519,000	$4,128,000	(1)	$112,688,000	$29,033,000

Year ended December 31, 2011:
Allowance for doubtful accounts	$5,422,000	$(484,000)	$526,000	(2)	$78,000	$5,386,000
Allowance for discounts	1,357,000	13,396,000	—		13,430,000	1,323,000
	$6,779,000	$12,912,000	$526,000		$13,508,000	$6,709,000

Allowance for sales returns	$23,207,000	$99,994,000	$172,000	(1)	$98,299,000	$25,074,000

(1)	Allowances acquired through acquisition.

(2)	Allowances acquired through acquisition:	$362,000
	Transfer from noncurrent for receivables with extended terms:	164,000
	Total:	$526,000