Form 10-Q
period 2014-03-31
STANDARD MOTOR PRODUCTS INC
filed 2014-05-05
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014
or
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
Yes ☐      No ☑

As of the close of business on April 30, 2014, there were 22,858,342 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Net sales	$232,752	$230,708
Cost of sales	164,842	164,880
Gross profit	67,910	65,828
Selling, general and administrative expenses	47,594	49,610
Restructuring and integration expenses	171	418
Other income, net	260	230
Operating income	20,405	16,030
Other non-operating expense, net	(413)	(196)
Interest expense	308	572
Earnings from continuing operations before taxes	19,684	15,262
Provision for income taxes	7,277	5,696
Earnings from continuing operations	12,407	9,566
Loss from discontinued operations, net of income taxes	(682)	(392)
Net earnings	$11,725	$9,174
Net earnings per common share – Basic:
Earnings from continuing operations	$0.54	$0.42
Discontinued operations	(0.03)	(0.02)
Net earnings per common share – Basic	$0.51	$0.40
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.53	$0.41
Discontinued operations	(0.03)	(0.01)
Net earnings per common share – Diluted	$0.50	$0.40
Dividends declared per share	$0.13	$0.11

Average number of common shares	22,947,241	22,853,494
Average number of common shares and dilutive common shares	23,224,698	23,095,490

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2014	2013
	(Unaudited)

Net earnings	$11,725	$9,174
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(590)	(812)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(754)	(1,080)
Unrecognized loss	592	785
Foreign currency exchange rate changes	(22)	(12)
Income tax benefit related to pension and postretirement plans	58	108
Pension and postretirement plans, net of tax	(126)	(199)
Total other comprehensive income (loss), net of tax	(716)	(1,011)
Comprehensive income	$11,009	$8,163

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,423	$5,559
Accounts receivable, less allowances for discounts and doubtful accounts of $7,089 and $6,969 for 2014 and 2013, respectively	125,901	125,201
Inventories, net	284,468	269,447
Deferred income taxes	35,707	35,633
Prepaid expenses and other current assets	9,562	10,237
Total current assets	460,061	446,077

Property, plant and equipment, net	63,955	63,646
Goodwill	50,554	38,005
Other intangibles, net	33,629	34,861
Deferred income taxes	10,597	10,278
Other assets	22,125	22,656
Total assets	$640,921	$615,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$33,023	$21,406
Current portion of long-term debt	27	59
Accounts payable	81,725	71,469
Sundry payables and accrued expenses	41,365	41,939
Accrued customer returns	37,803	31,464
Accrued rebates	30,053	28,758
Payroll and commissions	15,773	25,221
Total current liabilities	239,769	220,316
Long-term debt	16	16
Other accrued liabilities	21,662	21,840
Accrued asbestos liabilities	23,643	23,919
Total liabilities	285,090	266,091
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	89,302	87,563
Retained earnings	236,777	228,036
Accumulated other comprehensive income	1,070	1,786
Treasury stock – at cost (1,043,263 shares and 981,004 shares in 2014 and 2013, respectively)	(19,190)	(15,825)
Total stockholders’ equity	355,831	349,432
Total liabilities and stockholders’ equity	$640,921	$615,523

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,725	$9,174
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,084	4,273
Amortization of deferred financing cost	175	290
Increase to allowance for doubtful accounts	152	567
Increase to inventory reserves	508	1,407
Amortization of deferred gain on sale of building	(262)	(262)
Equity loss from joint ventures	53	114
Employee stock ownership plan allocation	457	1,094
Stock-based compensation	972	546
Excess tax benefits related to exercise of employee stock grants	(36)	(4)
Increase in deferred income taxes	(335)	(174)
Loss on discontinued operations, net of tax	682	392
Change in assets and liabilities:
Increase in accounts receivable	(852)	(29,051)
Increase in inventories	(12,715)	(26,726)
(Increase) decrease in prepaid expenses and other current assets	2,044	(1,492)
Increase in accounts payable	9,310	14,270
Decrease in sundry payables and accrued expenses	(5,971)	(1,491)
Net changes in other assets and liabilities	(759)	244
Net cash provided by (used in) operating activities	9,232	(26,829)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(12,225)	(12,760)
Capital expenditures	(2,763)	(2,581)
Other investing activities	—	(596)
Net cash used in investing activities	(14,988)	(15,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	11,616	35,100
Principal payments of long-term debt and capital lease obligations	(32)	(31)
Purchase of treasury stock	(4,526)	(602)
Increase in overdraft balances	947	7,999
Proceeds from exercise of employee stock options	66	90
Excess tax benefits related to the exercise of employee stock grants	36	4
Dividends paid	(2,984)	(2,510)
Net cash provided by financing activities	5,123	40,050
Effect of exchange rate changes on cash	(503)	(636)
Net decrease in cash and cash equivalents	(1,136)	(3,352)
CASH AND CASH EQUIVALENTS at beginning of period	5,559	13,074
CASH AND CASH EQUIVALENTS at end of period	$4,423	$9,722
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$110	$256
Income taxes	$2,474	$4,488

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2013	$47,872	$87,563	$228,036	$1,786	$(15,825)	$349,432
Net earnings	—	—	11,725	—	—	11,725
Other comprehensive income (loss), net of tax	—	—	—	(716)	—	(716)
Cash dividends paid	—	—	(2,984)	—	—	(2,984)
Purchase of treasury stock	—	—	—	—	(4,526)	(4,526)
Stock-based compensation and related tax benefits	—	929	—	—	79	1,008
Stock options exercised and related tax benefits	—	(16)	—	—	82	66
Employee Stock Ownership Plan	—	826	—	—	1,000	1,826

Balance at March 31, 2014	$47,872	$89,302	$236,777	$1,070	$(19,190)	$355,831

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The amendment is effective for annual reporting periods beginning after December 15, 2014, which for us is January 1, 2015, and interim periods within those annual periods.  The adoption of this standard will not change the manner in which we currently present discontinued operations in our consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.	Business Acquisitions and Investments

2014 Business Acquisition

Pensacola Fuel Injection Inc., Acquisition

In January 2014, we acquired certain assets and assumed certain liabilities of Pensacola Fuel Injection Inc., a privately held company, for $12.2 million in cash funded by our revolving credit facility.  Pensacola Fuel Injection Inc., located in Pensacola, Florida, remanufactures and distributes a wide range of diesel injectors, diesel pumps and turbo chargers.  Prior to the acquisition, we were the primary purchaser of products supplied by the company.  We anticipate that the acquisition will be accretive to earnings, excluding one-time integration costs.

The allocation of purchase price to assets acquired and liabilities assumed is based upon their fair values.  The following table presents the allocation of purchase price to assets acquired and liabilities assumed (in thousands):

Purchase price:		$12,225
Assets acquired and liabilities assumed:
Inventory	$2,815
Property, plant and equipment, net	466
Goodwill	12,528
Current liabilities	(3,584)
Net assets acquired		$12,225

Goodwill of $12.5 million was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects business specific knowledge and the replacement cost of an assembled workforce, as well as the value of expected synergies.

Revenues included in our consolidated statements of operations for the acquisition during the three months ended March 31, 2014 were not material.

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

Revenues included in our consolidated statements of operations for the SMP Europe acquisition during the three months ended March 31, 2014 were not material.

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2013 and March 31, 2014 and activity for the three months ended March 31, 2014 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	132	39	171
Cash payments	(712)	(118)	(830)
Exit activity liability at March 31, 2014	$2,220	$863	$3,083

Liabilities associated with the remaining restructuring and integration costs as of March 31, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $177.4 million and $150.4 million of receivables during the three months ended March 31, 2014 and 2013, respectively.  A charge in the amount of $3.4 million and $3.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)

Finished goods, net	$195,008	$181,735
Work in process, net	4,691	4,984
Raw materials, net	84,769	82,728
Total inventories, net	$284,468	$269,447

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)

Customer relationships	$44,219	$44,179
Trademarks and trade names	6,800	6,800
Non-compete agreements	910	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	52,812	52,772
Less accumulated amortization (1)	(20,353)	(19,202)
Net acquired intangible assets	$32,459	$33,570

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $1.1 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $3.4 million for the remainder of 2014, $4.3 million in 2015, $4.2 million in 2016 and $15.4 million in the aggregate for the years 2017 through 2028.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2014	December 31, 2013
	(In thousands)

Revolving credit facilities	$33,023	$21,406
Other	43	75
Total debt	$33,066	$21,481

Current maturities of debt	$33,050	$21,465
Long-term debt	16	16
Total debt	$33,066	$21,481

Deferred Financing Costs

We had deferred financing costs of $2.8 million and $3 million as of March 31, 2014 and December 31, 2013, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2014 are being amortized in the amounts of $0.5 million for the remainder of 2014, $0.7 million in 2015, $0.7 million in 2016, $0.7 million in 2017 and $0.2 million in 2018.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $162.8 million available for us to borrow pursuant to the formula at March 31, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $33 million and $21.4 million at March 31, 2014 and December 31, 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At March 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $31 million in direct borrowings at 1.7% and an index loan of $2 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During the three months ended March 31, 2014, our average daily index loan balance was $3.3 million compared to $5.7 million for the three months ended March 31, 2013 and $4.1 million for the year ended December 31, 2013.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of March 31, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at December 31, 2013	$3,562	$(1,776)	$1,786
Other comprehensive income before reclassifications	(590)	(22)	(612)
Amounts reclassified from accumulated other comprehensive income	—	(104)	(104)
Current period other comprehensive income, net	(590)	(126)	(716)
Ending balance at March 31, 2014	$2,972	$(1,902)	$1,070

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2014
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(754)
Unrecognized loss (1)	592
Total before income tax	(162)
Income tax benefit	58
Total reclassifications for the period	$(104)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 11 for additional details).

Note 10.	Stock-Based Compensation Plans

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2013	16,875	$12.14	1.0
Expired	—	—	—
Exercised	(4,875)	13.54	—
Forfeited, other	—	—	—
Outstanding at March 31, 2014	12,000	$11.57	1.0

Options exercisable at March 31, 2014	12,000	$11.57	1.0

The aggregate intrinsic value of all outstanding stock options as of March 31, 2014 was $0.3 million.  All outstanding stock options as of March 31, 2014 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2014.  There were no options granted in the three months ended March 31, 2014.

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

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	630,600	$19.47
Granted	—	—
Vested	(4,500)	14.93
Forfeited	(3,700)	17.12
Balance at March 31, 2014	622,400	$19.51

We recorded compensation expense related to restricted shares and performance-based shares of $1 million ($0.6 million, net of tax) and $0.5 million ($0.3 million, net of tax) for the three months ended March 31, 2014 and 2013, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $8.5 million at March 31, 2014, and is expected to be recognized as they vest over a weighted average period of 5.4 years and 0.1 years for employees and directors, respectively.

Note 11.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	March 31,
Pension benefits	2014	2013
Service cost	$41	$45
Interest cost	65	59
Amortization of prior service cost	—	7
Actuarial net loss	57	174
Net periodic benefit cost	$163	$285

Postretirement benefits
Service cost	$—	$1
Interest cost	8	9
Amortization of prior service cost	(754)	(1,087)
Actuarial net loss	535	611
Net periodic benefit credit	$(211)	$(466)

For the three months ended March 31, 2014, we made employee benefit contributions of $0.2 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $2.1 million in contributions for 2014.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2014, contributions of $0.4 million were made related to calendar year 2013.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2014, we contributed to the trust an additional 58,570 shares from our treasury and released 58,600 shares from the trust leaving 400 shares remaining in the trust as of March 31, 2014.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$4,423	$4,423	$5,559	$5,559
Deferred compensation	8,578	8,578	8,289	8,289
Short term borrowings	33,050	33,050	21,465	21,465
Long-term debt	16	16	16	16

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic Net Earnings Per Common Share:	2014	2013
Earnings from continuing operations	$12,407	$9,566
Loss from discontinued operations	(682)	(392)
Net earnings available to common stockholders	$11,725	$9,174

Weighted average common shares outstanding	22,947	22,853

Earnings from continuing operations per common share	$0.54	$0.42
Loss from discontinued operations per common share	(0.03)	(0.02)
Basic net earnings per common share	$0.51	$0.40

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$12,407	$9,566
Loss from discontinued operations	(682)	(392)
Net earnings available to common stockholders	$11,725	$9,174

Weighted average common shares outstanding	22,947	22,853
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	272	234
Dilutive effect of stock options	6	8
Weighted average common shares outstanding – Diluted	23,225	23,095

Earnings from continuing operations per common share	$0.53	$0.41
Loss from discontinued operations per common share	(0.03)	(0.01)
Diluted net earnings per common share	$0.50	$0.40

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Stock options	6	14
Restricted and performance shares	308	253

Note 14.	Industry Segments

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net Sales
Engine Management	$179,294	$175,509
Temperature Control	51,485	52,728
All Other	1,973	2,471
Consolidated	$232,752	$230,708

Intersegment Revenue
Engine Management	$5,953	$5,453
Temperature Control	2,234	1,509
All Other	(8,187)	(6,962)
Consolidated	$—	$—

Operating Profit
Engine Management	$24,372	$20,784
Temperature Control	613	(454)
All Other	(4,580)	(4,300)
Consolidated	$20,405	$16,030

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2014, approximately 2,310 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2014, the amounts paid for settled claims are approximately $15.2 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Other Litigation

We are currently involved in various other legal claims and legal proceedings (some of which may involve substantial amounts), including claims related to one of our divestitures, commercial disputes, product liability, employment, and environmental.  Although these legal claims and legal proceedings are subject to inherent uncertainties, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the ultimate outcome of these matters will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.  We may at any time determine that settling any of these matters is in our best interests, which settlement may include substantial payments.  Although we cannot currently predict the specific amount of any liability that may ultimately arise with respect to any of these matters, we will record provisions when the liability is considered probable and reasonably estimable.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.  As additional information becomes available, we reassess our potential liability related to these matters. Such revisions of the potential liabilities could have a material adverse effect on our business, financial condition or results of operations.

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2014 and 2013, we have accrued $20.4 million and $19.4 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Balance, beginning of period	$18,041	$17,288
Liabilities accrued for current year sales	19,191	18,356
Settlements of warranty claims	(16,858)	(16,230)
Balance, end of period	$20,374	$19,414

Note 16.	Subsequent Events

In April 2014, we formed a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd., a China based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets.  We acquired our 50% interest in the joint venture for $14 million in cash funded by our revolving credit facility.  We anticipate that our investment in the joint venture will be accounted for using the equity method of accounting.

In addition, in April 2014, we acquired certain assets and assumed certain liabilities of Annex Manufacturing, a privately held company, for approximately $11.5 million in cash funded by our revolving credit facility.  Annex Manufacturing, located in Fort Worth, Texas, distributes a variety of temperature control products for the automotive aftermarket.  Revenues generated from the acquired business were approximately $22 million for the year ended December 31, 2013, of which approximately 40% of the volume was sold to us.  Due to the relatively short period of time from the date of acquisition to the issuance of the accompanying unaudited consolidated financial statements, the initial accounting for the acquisition, including our evaluation of the fair value for significant assets and liabilities, including goodwill and intangibles, is not complete.

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; the performance of the aftermarket and original equipment service markets; changes in the product mix and distribution channel mix; economic and market conditions (including access to credit and financial markets); our significant indebtedness; successful integration of acquired businesses; our ability to achieve cost savings from our restructuring initiatives; litigation, product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC.  Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Sales.  Consolidated net sales for the three months ended March 31, 2014 were $232.7 million, an increase of $2 million, or 1%, compared to $230.7 million in the same period of 2013.  Consolidated net sales increased primarily due to the higher results achieved by our Engine Management Segment offset, in part, by slightly lower net sales at our Temperature Control Segment.

The following table summarizes consolidated net sales and gross margins by segment for the quarters ended March 31, 2014 and 2013, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2014
Net sales	$179,294	$51,485	$1,973	$232,752
Gross margins	53,195	11,885	2,830	67,910
Gross margin percentage	29.7%	23.1%	—	29.2%

2013
Net sales	$175,509	$52,728	$2,471	$230,708
Gross margins	51,714	10,986	3,128	65,828
Gross margin percentage	29.5%	20.8%	—	28.5%

Engine Management’s net sales increased $3.8 million, or 2.2%, to $179.3 million for the first quarter of 2014.  Year-over-year increases in net sales were achieved in the traditional, retail and OE/OES markets markets as compared to the first quarter of 2013.  Engine Management first quarter 2013 net sales were favorably impacted by pipeline orders shipped during the quarter.

Temperature Control’s net sales decreased $1.2 million, or 2.4%, to $51.5 million for the first quarter of 2014. The year-over-year decrease in Temperature Control’s net sales resulted from the lower results achieved in the traditional and OE/OES markets offset, in part, by the higher net sales achieved in the retail and specialty markets.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.2% in the first quarter of 2014, compared to 28.5% in the first quarter of 2013.  Compared to the first three months of 2013, gross margins as a percentage of sales increased across all of our Segments.  Gross margins at Engine Management increased 0.2 percentage points from 29.5% to 29.7%, and gross margins at Temperature Control increased 2.3 percentage points from 20.8% to 23.1%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume and the continuing impact of improved global sourcing and the increase in manufacturing at our lower cost facilities. The gross margin percentage improvement in Temperature Control compared to the prior year resulted primarily from a higher margin product mix and the realized benefits as a result of the integration of CompressorWorks’ product lines into our facilities at Reynosa, Mexico and Lewisville, Texas.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $47.6 million, or 20.4% of consolidated net sales, in the first quarter of 2014, as compared to $49.6 million, or 21.5% of consolidated net sales in the first quarter of 2013.  The decrease in SG&A expenses as compared to the first quarter of 2013 is principally due to lower distribution expenses and savings from the CompressorWorks’ integration.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses for the first quarter of 2014 decreased to $0.2 million compared to $0.4 million in the comparable quarter of 2013.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2013	$1,556	$567	$1,619	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	171	—	—	171
Cash payments	(218)	(145)	(467)	(830)
Exit activity liability at March 31, 2014	$1,509	$422	$1,152	$3,083

Other Income, Net. Other income, net was $0.3 million in the first quarter of 2014 compared to $0.2 million in the same period in 2013.  During 2014 and 2013, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income increased to $20.4 million in the first quarter of 2014, compared to $16 million in the first quarter of 2013.  The increase of $4.4 million is the result of higher consolidated net sales, higher gross margins as a percentage of consolidated net sales and lower SG&A expenses.

Interest Expense.  Interest expense decreased to $0.3 million in the first quarter of 2014 compared to $0.6 million in the same period of 2013 as average outstanding borrowings during the quarter declined year-over-year.

Income Tax Provision.  The income tax provision in the first quarter of 2014 was $7.3 million at an effective tax rate of 37% compared to $5.7 million and an effective tax rate of 37.3% for the same period in 2013.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability.  We recorded a $0.7 million and $0.4 million loss from discontinued operations for the first quarter of 2014 and 2013, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2013 and March 31, 2014 and activity for the three months ended March 31, 2014 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	132	39	171
Cash payments	(712)	(118)	(830)
Exit activity liability at March 31, 2014	$2,220	$863	$3,083

Liabilities associated with the remaining restructuring and integration costs as of March 31, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Index
Liquidity and Capital Resources

Operating Activities. During the first three months of 2014, cash provided by operations was $9.2 million compared to cash used in operating activities of $26.8 million in the same period of 2013. The year-over-year increase in operating cash flow is primarily the result of a smaller year-over-year increase in accounts receivable and inventory, partially offset by a smaller year-over-year increase in accounts payable balances and a larger decrease in sundry payables and accrued expenses.  Accounts receivable balances increased during the first three months of 2014 resulting in a $0.9 million cash usage as compared to a $29.1 million cash usage in 2013.  Inventory balances increased during the first three months of 2014 resulting in a $12.7 million cash usage as compared to a $26.7 million cash usage in 2013.  The increase in accounts payable balances during the first three months of 2014 provided $9.3 million of operating cash flow compared to the $14.3 million provided by the 2013 increase.  Sundry payables and accrued expenses decreased during the first three months of 2014 resulting in a cash usage of $6 million compared to a cash usage of $1.5 million in 2013.

Investing Activities.  Cash used in investing activities was $15 million in the first three months of 2014, compared to $15.9 million in the same period of 2013.  Included in investing activities in 2014 is (1) our acquisition of certain net assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million and (2) capital expenditures of $2.8 million.  Investing activities during the first quarter of 2013 included (1) our approximate 25% minority interest investment in Orange Electronic Co., Ltd., a supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of SMP Europe, our former affiliate in the U.K., for $6.5 million, and (3) capital expenditures of $2.6 million.

Financing Activities.  Cash provided by financing activities was $5.1 million in the first three months of 2014 compared to $40.1 million in the same period of 2013.  Borrowings under our revolving credit facility, along with net cash provided by operating activities, were used to fund our acquisition of certain net assets of Pensacola Fuel Injection Inc. for $12.2 million, fund the purchase of 130,234 shares of our common stock for $4.5 million, fund capital expenditures of $2.8 million and pay dividends. Dividends of $3 million were paid in the first three months of 2014 compared to $2.5 million in the comparable period last year.  In February 2014, our Board of Directors voted to increase our quarterly dividend from $0.11 per share in 2013 to $0.13 per share in 2014.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $162.8 million available for us to borrow pursuant to the formula at March 31, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $33 million and $21.4 million at March 31, 2014 and December 31, 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index
At March 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $31 million in direct borrowings at 1.7% and an index loan of $2 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During the three months ended March 31, 2014, our average daily index loan balance was $3.3 million compared to $5.7 million for the three months ended March 31, 2013 and $4.1 million for the year ended December 31, 2013.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of March 31, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Pursuant to these agreements, we sold $177.4 million and $150.4 million of receivables during the three months ended March 31, 2014 and 2013, respectively.  A charge in the amount of $3.4 million and $3.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2014, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2014, we repurchased 130,234 shares of our common stock at a total cost of $4.5 million.  In April 2014, we repurchased an additional 36,656 shares of our common stock under this program at a total cost of $1.3 million, leaving approximately $4.2 million available for future stock repurchases under the program.

Index
We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2013.

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

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2014, amounts outstanding under our revolving credit facilities were $33 million.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At March 31, 2014, the allowance for sales returns was $37.8 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At March 31, 2014, the allowance for doubtful accounts and for discounts was $7.1 million.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We consider cumulative losses in recent years as well as the impact of one time events in assessing our pretax earnings.  Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business which includes restructuring and integration initiatives that are expected to generate significant savings in future periods.

Index
The valuation allowance of $6.7 million as of March 31, 2014 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, and U.S. foreign tax credit carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

Index
Other Loss Reserves.  We have other loss exposures, for such matters as legal claims and legal proceedings.  Establishing loss reserves for these matters requires estimates, judgment of risk exposure, and ultimate liability.  We record provisions when the liability is considered probable and reasonably estimable.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.  As additional information becomes available, we reassess our potential liability related to these matters.  Such revisions of the potential liabilities could have a material adverse effect on our business, financial condition or results of operations.

Recently Issued Accounting Pronouncements

Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The amendment is effective for annual reporting periods beginning after December 15, 2014, which for us is January 1, 2015, and interim periods within those annual periods.  The adoption of this standard will not change the manner in which we currently present discontinued operations in our consolidated financial statements.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2014, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar and the Hong Kong Dollar.  As of March 31, 2014 and December 31, 2013, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio.  To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.9% at March 31, 2014 and 99.6% at December 31, 2013.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

During the quarter ended March 31, 2014, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2014, approximately 2,310 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2014, the amounts paid for settled claims are approximately $15.2 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Index
We are currently involved in various other legal claims and legal proceedings (some of which may involve substantial amounts), including claims related to one of our divestitures, commercial disputes, product liability, employment, and environmental.  Although these legal claims and legal proceedings are subject to inherent uncertainties, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the ultimate outcome of these matters will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.  We may at any time determine that settling any of these matters is in our best interests, which settlement may include substantial payments. Although we cannot currently predict the specific amount of any liability that may ultimately arise with respect to any of these matters, we will record provisions when the liability is considered probable and reasonably estimable.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.  As additional information becomes available, we reassess our potential liability related to these matters.  Such revisions of the potential liabilities could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1-31, 2014	—	—	—	—
February 1-28, 2014	—	—	—	—
March 1-31, 2014	130,234	$34.75	130,234	$5,473,966
Total	130,234	$34.75	130,234	$5,473,966

(1)	In February 2014, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under this program, during the three months ended March 31, 2014, we repurchased 130,234 shares of our common stock at a total cost of $4.5 million. In April 2014, we repurchased an additional 36,656 shares of our common stock under this program at a total cost of $1.3 million, leaving approximately $4.2 million available for future stock repurchases under the program.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 5, 2014	/s/ James J. Burke
James J. Burke
Vice President Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
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