Form 10-Q
period 2014-06-30
STANDARD MOTOR PRODUCTS INC
filed 2014-08-01
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

As of the close of business on July 30, 2014, there were 22,885,832 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net sales	$272,540	$270,126	$505,292	$500,834
Cost of sales	195,141	192,330	359,983	357,210
Gross profit	77,399	77,796	145,309	143,624
Selling, general and administrative expenses	48,847	50,588	96,441	100,198
Litigation charge	10,650	—	10,650	—
Restructuring and integration expenses	555	200	726	618
Other income, net	273	212	533	442
Operating income	17,620	27,220	38,025	43,250
Other non-operating income (expense), net	307	(64)	(106)	(260)
Interest expense	457	646	765	1,218
Earnings from continuing operations before taxes	17,470	26,510	37,154	41,772
Provision for income taxes	6,301	10,110	13,578	15,806
Earnings from continuing operations	11,169	16,400	23,576	25,966
Loss from discontinued operations, net of income taxes	(529)	(357)	(1,211)	(749)
Net earnings	$10,640	$16,043	$22,365	$25,217

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.49	$0.71	$1.03	$1.13
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.03)
Net earnings per common share – Basic	$0.47	$0.70	$0.98	$1.10

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.48	$0.71	$1.02	$1.12
Discontinued operations	(0.02)	(0.02)	(0.06)	(0.03)
Net earnings per common share – Diluted	$0.46	$0.69	$0.96	$1.09

Dividend declared per share	$0.13	$0.11	$0.26	$0.22

Average number of common shares	22,874,002	22,981,337	22,910,419	22,917,769
Average number of common shares and dilutive common shares	23,196,713	23,261,118	23,219,055	23,190,091

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net earnings	$10,640	$16,043	$22,365	$25,217
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(141)	(940)	(731)	(1,752)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(755)	(1,080)	(1,509)	(2,160)
Unrecognized loss	546	776	1,138	1,561
Unrecognized amounts	150	154	150	154
Foreign currency exchange rate changes	(3)	(15)	(25)	(27)
Income tax benefit related to pension and postretirement plans	17	51	75	159
Pension and postretirement plans, net of tax	(45)	(114)	(171)	(313)
Total other comprehensive income (loss), net of tax	(186)	(1,054)	(902)	(2,065)
Comprehensive income	$10,454	$14,989	$21,463	$23,152

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,217	$5,559
Accounts receivable, less allowances for discounts and doubtful accounts of $6,749 and $6,969 for 2014 and 2013, respectively	144,291	125,201
Inventories, net	292,459	269,447
Deferred income taxes	35,525	35,633
Prepaid expenses and other current assets	17,851	10,237
Total current assets	496,343	446,077

Property, plant and equipment, net	64,724	63,646
Goodwill	55,173	38,005
Other intangibles, net	37,147	34,861
Deferred income taxes	10,734	10,278
Other assets	38,200	22,656
Total assets	$702,321	$615,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$59,070	$21,406
Current portion of long-term debt	24	59
Accounts payable	90,112	71,469
Sundry payables and accrued expenses	51,714	41,939
Accrued customer returns	40,669	31,464
Accrued rebates	33,441	28,758
Payroll and commissions	18,821	25,221
Total current liabilities	293,851	220,316

Long-term debt	8	16
Other accrued liabilities	22,301	21,840
Accrued asbestos liabilities	22,607	23,919
Total liabilities	338,767	266,091

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	90,398	87,563
Retained earnings	244,446	228,036
Accumulated other comprehensive income	884	1,786
Treasury stock – at cost (1,054,804 shares and 981,004 shares in 2014 and 2013, respectively)	(20,046)	(15,825)
Total stockholders’ equity	363,554	349,432
Total liabilities and stockholders’ equity	$702,321	$615,523

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,365	$25,217
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,440	8,545
Amortization of deferred financing cost	350	542
Increase (decrease) to allowance for doubtful accounts	(359)	498
Increase to inventory reserves	1,960	3,059
Amortization of deferred gain on sale of building	(524)	(524)
Equity (income) loss from joint ventures	(147)	26
Employee Stock Ownership Plan allocation	913	2,188
Stock-based compensation	2,397	1,494
Excess tax benefits related to exercise of employee stock grants	(152)	(66)
(Increase) decrease in deferred income taxes	(273)	142
Loss on discontinued operations, net of tax	1,211	749
Change in assets and liabilities:
Increase in accounts receivable	(16,149)	(53,723)
Increase in inventories	(19,527)	(31,885)
Increase in prepaid expenses and other current assets	(6,702)	(1,501)
Increase in accounts payable	13,847	16,550
Increase in sundry payables and accrued expenses	13,526	19,304
Net change in other assets and liabilities	(3,558)	(3,014)
Net cash provided by (used in) operating activities	17,618	(12,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(37,726)	(12,760)
Capital expenditures	(6,379)	(5,551)
Other investing activities	11	(596)
Net cash used in investing activities	(44,094)	(18,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	37,664	27,881
Principal payments of long-term debt and capital lease obligations	(44)	(62)
Purchase of treasury stock	(5,860)	(1,151)
Increase in overdraft balances	1,784	11,324
Payment of debt issuance costs	—	(1,261)
Proceeds from exercise of employee stock options	97	142
Excess tax benefits related to the exercise of employee stock grants	152	66
Dividends paid	(5,955)	(5,037)
Net cash provided by financing activities	27,838	31,902
Effect of exchange rate changes on cash	(704)	(1,395)
Net increase (decrease) in cash and cash equivalents	658	(799)
CASH AND CASH EQUIVALENTS at beginning of period	5,559	13,074
CASH AND CASH EQUIVALENTS at end of period	$6,217	$12,275

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$370	$664
Income taxes	$18,516	$16,892
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2014
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2013	$47,872	$87,563	$228,036	$1,786	$(15,825)	$349,432
Net earnings	—	—	22,365	—	—	22,365
Other comprehensive income (loss), net of tax	—	—	—	(902)	—	(902)
Cash dividends paid	—	—	(5,955)	—	—	(5,955)
Purchase of treasury stock	—	—	—	—	(5,860)	(5,860)
Stock-based compensation and related tax benefits	—	1,992	—	—	516	2,508
Stock options exercised and related tax benefits	—	17	—	—	123	140
Employee Stock Ownership Plan	—	826	—	—	1,000	1,826
Balance at June 30, 2014	$47,872	$90,398	$244,446	$884	$(20,046)	$363,554

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2014 presentation.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  Under the new guidance, “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  The new standard provides entities the option of using either a full retrospective or a modified approach to adopt the guidance.  The new standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017, and interim periods within those annual periods.  Early adoption is not permitted.  We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements and have not yet determined the method of adoption.

Note 3.	Business Acquisitions and Investments

2014 Business Acquisitions and Investment

Pensacola Fuel Injection, Inc, and Annex Manufacturing Acquisitions

In January 2014, we acquired certain assets and assumed certain liabilities of Pensacola Fuel Injection Inc., a privately held company, for $12.2 million in cash funded by our revolving credit facility.  Pensacola Fuel Injection, Inc., located in Pensacola, Florida, remanufactures and distributes a wide range of diesel injectors, diesel pumps and turbo chargers.  Prior to the acquisition, we were the primary purchaser of products supplied by the company.  We anticipate that the acquisition will be accretive to earnings, excluding one-time integration costs.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The allocation of purchase price to assets acquired and liabilities assumed is based upon their fair values.  The following table presents the allocation of purchase price to assets acquired and liabilities assumed (in thousands):

	Pensacola Fuel Injection, Inc.		Annex Manufacturing
Purchase price:		$12,225		$11,500
Assets acquired and liabilities assumed:
Receivables	$—		$2,581
Inventory	2,815		2,630
Property, plant and equipment, net	466		128
Intangible assets	—		4,760
Goodwill	12,528		4,567
Current liabilities	(3,584)		(3,166)
Net assets acquired		$12,225		$11,500

Goodwill related to the Pensacola Fuel Injection, Inc. and Annex Manufacturing acquisitions of $12.5 million and $4.6 million, respectively, was allocated to the Engine Management Segment and Temperature Control Segment, respectively, and is deductible for income tax purposes.  The goodwill reflects business specific knowledge and the replacement cost of an assembled workforce, as well as the value of expected synergies.

Intangible assets acquired in the Annex Manufacturing acquisition consisted of customer relationships of $4.7 million that will be amortized on a straight-line basis over the estimated useful life of 7 years and non-compete agreements of $0.1 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.

Revenues included in our consolidated statements of operations for the Annex Manufacturing acquisition from the date of acquisition through June 30, 2014 were $2.6 million.  Revenues from the Pensacola Fuel Injection, Inc. acquisition from the date of acquisition were not material.

Gwo Yng Enterprise Co., Ltd. Equity Investment

In April 2014, we formed a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets.  We acquired our 50% interest in the joint venture for $14 million in cash funded by our revolving credit facility.  We determined that due to a lack of a voting majority and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.

2013 Business Acquisition and Investment

Orange Electronic Equity Investment

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. for $6.3 million in cash funded by our revolving credit facility.  Orange Electronic Co., Ltd. is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  Our minority interest in Orange Electronic Co., Ltd. is accounted for under the equity method of accounting.

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

Revenues included in our consolidated statements of operations for the SMP Europe acquisition during the three months and six months ended June 30, 2014 were not material.

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2013 and June 30, 2014 and activity for the six months ended June 30, 2014 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	424	302	726
Cash payments	(1,339)	(381)	(1,720)
Exit activity liability at June 30, 2014	$1,885	$863	$2,748

Liabilities associated with the remaining restructuring and integration costs as of June 30, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $188.8 million and $366.2 million of receivables during the three months and six months ended June 30, 2014, respectively, and $183.9 million and $334.3 million for the comparable periods in 2013.  A charge in the amount of $3.6 million and $6.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2014, respectively, and $3.9 million and $7.1 million for the comparable periods in 2013.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)

Finished goods, net	$199,053	$181,735
Work-in-process, net	5,223	4,984
Raw materials, net	88,183	82,728
Total inventories, net	$292,459	$269,447

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)

Customer relationships	$49,017	$44,179
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,670	52,772
Less accumulated amortization (1)	(21,612)	(19,202)
Net acquired intangible assets	$36,058	$33,570

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In April 2014, we acquired certain assets and assumed certain liabilities of Annex Manufacturing.  Intangible assets acquired consisted of customer relationships of $4.7 million that will be amortized on a straight-line basis over the estimated useful life of 7 years and non-compete agreements of $0.1 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.

Total amortization expense for acquired intangible assets was $1.2 million and $2.4 million for the three months and six months ended June 30, 2014, respectively, and $1.4 million and $2.7 million for the comparable periods in 2013.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $2.6 million for the remainder of 2014, $5 million in 2015, $4.9 million in 2016, $4.7 million in 2017 and $13.7 million in the aggregate for the years 2018 through 2028.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2014	December 31, 2013
	(In thousands)

Revolving credit facilities	$59,070	$21,406
Other	32	75
Total debt	$59,102	$21,481

Current maturities of debt	$59,094	$21,465
Long-term debt	8	16
Total debt	$59,102	$21,481

Deferred Financing Costs

We had deferred financing costs of $2.6 million and $3 million as of June 30, 2014 and December 31, 2013, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2014 are being amortized in the amounts of $0.3 million for the remainder of 2014, $0.7 million in 2015, $0.7 million in 2016, $0.7 million in 2017 and $0.2 million in 2018.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $164 million available for us to borrow pursuant to the formula at June 30, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $59.1 million and $21.4 million at June 30, 2014 and December 31, 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At June 30, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $56 million in direct borrowings at 1.7% and an index loan of $3.1 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During the six months ended June 30, 2014, our average daily index loan balance was $4.5 million compared to $4.9 million for the six months ended June 30, 2013 and $4.1 million for the year ended December 31, 2013.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of June 30, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2014
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at March 31, 2014	$2,972	$(1,902)	$1,070
Other comprehensive income before reclassifications	(141)	147	6
Amounts reclassified from accumulated other comprehensive income	—	(192)	(192)
Current period other comprehensive income, net	(141)	(45)	(186)
Ending balance at June 30, 2014	$2,831	$(1,947)	$884

	Six Months Ended June 30, 2014
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at December 31, 2013	$3,562	$(1,776)	$1,786
Other comprehensive income before reclassifications	(731)	125	(606)
Amounts reclassified from accumulated other comprehensive income	—	(296)	(296)
Current period other comprehensive income, net	(731)	(171)	(902)
Ending balance at June 30, 2014	$2,831	$(1,947)	$884

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(755)	$(1,509)
Unrecognized loss (1)	546	1,138
Total before income tax	(209)	(371)
Income tax benefit	17	75
Total reclassifications for the period	$(192)	$(296)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 11 for additional details).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.	Stock-Based Compensation Plans

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2013	16,875	$12.14	1.0
Expired	—	—	—
Exercised	(7,000)	13.76	—
Forfeited, other	—	—	—
Outstanding at June 30, 2014	9,875	$10.99	0.9

Options exercisable at June 30, 2014	9,875	$10.99	0.9

The aggregate intrinsic value of all outstanding stock options as of June 30, 2014 was $0.3 million.  All outstanding stock options as of June 30, 2014 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.2 million for the six months ended June 30, 2014.  There were no options granted in the six months ended June 30, 2014.

Restricted and Performance Stock Grants

As part of the 2006 Omnibus Incentive Plan, we currently grant shares of restricted stock to eligible employees and our independent directors and performance-based stock to eligible employees.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives, certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.  Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on our evaluation of historical and expected future turnover.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	630,600	$19.47
Granted	36,518	37.48
Vested	(18,075)	26.35
Forfeited	(4,300)	17.57
Balance at June 30, 2014	644,743	$20.40

We recorded compensation expense related to restricted shares and performance-based shares of $2 million ($1.3 million, net of tax) and $1.1 million ($0.7 million, net of tax) for the six months ended June 30, 2014 and 2013, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $8.2 million at June 30, 2014, and is expected to be recognized as they vest over a weighted average period of 4.9 years and 0.8 years for employees and directors, respectively.

Note 11.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits	2014	2013	2014	2013
Service cost	$41	$45	$82	$90
Interest cost	65	58	130	117
Amortization of prior service cost	—	7	—	14
Actuarial net loss	58	171	115	345
Net periodic benefit cost	$164	$281	$327	$566

Postretirement benefits
Service cost	$—	$—	$—	$1
Interest cost	7	10	15	19
Amortization of prior service cost	(755)	(1,087)	(1,509)	(2,174)
Actuarial net loss	488	605	1,023	1,216
Net periodic benefit credit	$(260)	$(472)	$(471)	$(938)

For the six months ended June 30, 2014, we made employee benefit contributions of $0.5 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $1 million in contributions for 2014.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2014, contributions of $0.4 million were made to the plan related to calendar year 2013.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2014, we contributed to the trust an additional 58,570 shares from our treasury and released 58,600 shares from the trust leaving 400 shares remaining in the trust as of June 30, 2014.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$6,217	$6,217	$5,559	$5,559
Deferred compensation	9,800	9,800	8,289	8,289
Short term borrowings	59,094	59,094	21,465	21,465
Long-term debt	8	8	16	16

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$11,169	$16,400	$23,576	$25,966
Loss from discontinued operations	(529)	(357)	(1,211)	(749)
Net earnings available to common stockholders	$10,640	$16,043	$22,365	$25,217

Weighted average common shares outstanding	22,874	22,981	22,910	22,918

Earnings from continuing operations per common share	$0.49	$0.71	$1.03	$1.13
Loss from discontinued operations per common share	(0.02)	(0.01)	(0.05)	(0.03)
Basic net earnings per common share	$0.47	$0.70	$0.98	$1.10

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$11,169	$16,400	$23,576	$25,966
Loss from discontinued operations	(529)	(357)	(1,211)	(749)
Net earnings available to common stockholders	$10,640	$16,043	$22,365	$25,217

Weighted average common shares outstanding	22,874	22,981	22,910	22,918
Plus incremental shares from assumed conversions:
Dilutive effect of restricted and performance-based shares	318	273	303	264
Dilutive effect of stock options	5	7	6	8
Weighted average common shares outstanding – Diluted	23,197	23,261	23,219	23,190

Earnings from continuing operations per common share	$0.48	$0.71	$1.02	$1.12
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.06)	(0.03)
Diluted net earnings per common share	$0.46	$0.69	$0.96	$1.09

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	5	10	4	10
Restricted and performance-based shares	295	234	300	243

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 14.	Industry Segments

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales
Engine Management	$184,181	$182,050	$363,475	$357,559
Temperature Control	85,660	86,660	137,145	139,388
All Other	2,699	1,416	4,672	3,887
Consolidated	$272,540	$270,126	$505,292	$500,834

Intersegment Revenue
Engine Management	$6,231	$7,566	$12,184	$13,019
Temperature Control	2,133	1,546	4,367	3,055
All Other	(8,364)	(9,112)	(16,551)	(16,074)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$27,112	$24,704	$51,484	$45,488
Temperature Control	4,991	6,740	5,604	6,286
All Other (1)	(14,483)	(4,224)	(19,063)	(8,524)
Consolidated	$17,620	$27,220	$38,025	$43,250

(1)	During the second quarter of 2014, we recorded a $10.6 million litigation charge in connection with a tentative settlement agreement in a legal proceeding with a third party (see Note 15 for additional details).

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2014, approximately 2,180 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2014, the amounts paid for settled claims are approximately $16.2 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Litigation Charge

During the second quarter 2014, we reached a tentative settlement in a legal proceeding with a third party for $10.6 million.  The legal proceeding resulted from the default of a loan by a former supplier and its related businesses and our subsequent purchases of product from a third party that was alleged to be a controlled company of the original supplier.  Since the inception of the legal proceeding against us, we vigorously opposed all such allegations and believed that we had meritorious defenses.  Prior to reaching the tentative settlement, we considered that the incurrence of a loss contingency related to the lawsuit was not reasonably possible.  Accordingly, we did not record any provisions in our financial statements since our potential liability was not considered probable and reasonably estimable.  During the second quarter 2014, at the time of the tentative settlement, we recorded the settlement amount of $10.6 million.  The settlement remains subject to court approval, and payment of the settlement amount is expected to be made in the third quarter of 2014 after the court has approved the settlement.  The settlement amount will be funded from cash on hand and available credit under our revolving credit facility.  We do not have any insurance on this matter.

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

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2014 and 2013, we have accrued $22.8 million and $23.5 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$20,374	$19,414	$18,041	$17,288
Liabilities accrued for current year sales	22,425	22,020	41,616	40,376
Settlements of warranty claims	(19,998)	(17,936)	(36,856)	(34,166)
Balance, end of period	$22,801	$23,498	$22,801	$23,498

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Sales.  Consolidated net sales for the three months ended June 30, 2014 were $272.5 million, an increase of $2.4 million compared to $270.1 million in the same period of 2013.  Consolidated net sales increased primarily due to higher sales in the retail market of our Engine Management Segment as compared to the second quarter of 2013, which more than offset the lower results achieved by our Temperature Control Segment.

The following table summarizes net sales by segment for the quarters ended June 30, 2014 and 2013, respectively:

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2014
Net sales	$184,181	$85,660	$2,699	$272,540
Gross margins	56,059	18,299	3,041	77,399
Gross margin percentage	30.4%	21.4%	—	28.4%

2013
Net sales	$182,050	$86,660	$1,416	$270,126
Gross margins	54,380	20,342	3,074	77,796
Gross margin percentage	29.9%	23.5%	—	28.8%

Engine Management’s net sales increased $2.1 million, or 1.2%, to $184.2 million for the second quarter of 2014.  A year-over-year increase in net sales was achieved in the retail market as compared to the second quarter of 2013, which more than offset the lower net sales achieved in the traditional and OE/OES markets.

Temperature Control’s net sales decreased $1 million, or 1.2%, to $85.7 million for the second quarter of 2014.  The year-over-year decrease in net sales at Temperature Control resulted from the lower results achieved in the traditional and retail markets offset, in part, by the higher net sales achieved in the OE/OES and specialty markets.  Included in the second quarter 2014 are incremental sales of $2.6 million from our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $3.6 million compared to the second quarter 2013. Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.4% in the second quarter of 2014, compared to 28.8% in the second quarter of 2013.  Compared to the second quarter of 2013, gross margins at Engine Management increased 0.5 percentage points from 29.9% to 30.4%, while gross margins at Temperature Control decreased 2.1 percentage points from 23.5% to 21.4%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing, and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from lower production volumes to bring inventories in line with anticipated market demand.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $1.7 million to $48.8 million, or 17.9% of consolidated net sales, in the second quarter of 2014, as compared to $50.6 million, or 18.7%  of consolidated net sales, in the second quarter of 2013.  The decrease in SG&A expenses as compared to the second quarter of 2013 is principally due to lower employee benefit costs and savings from the integration of the CompressorWorks acquisition.

Litigation Charge.  During the second quarter 2014, we recorded a $10.6 million litigation charge in connection with a tentative settlement agreement in a legal proceeding with a third party.  The settlement agreement remains subject to court approval, and payment of the settlement amount is expected to be made in the third quarter of 2014 after the court has approved the settlement.  The settlement amount will be funded from cash on hand and available credit under our revolving credit facility.  See Note 15 of the notes to our consolidated financial statements for additional information.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $0.6 million in the second quarter of 2014, compared to $0.2 million for the same period in 2013.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at March 31, 2014	$1,509	$422	$1,152	$3,083
Restructuring and integration costs:
Amounts provided for during 2014	507	48	—	555
Cash payments	(294)	(131)	(465)	(890)
Exit activity liability at June 30, 2014	$1,722	$339	$687	$2,748

Other Income, net. Other income, net, increased $0.1 million in the second quarter of 2014 to $0.3 million compared to $0.2 million in the second quarter of 2013.  During 2014 and 2013, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2013, we recorded a $0.1 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $17.6 million in the second quarter of 2014, compared to $27.2 million in the second quarter of 2013.  Included in second quarter 2014 operating income is a $10.6 million litigation charge in connection with a tentative settlement agreement in a legal proceeding with a third party.

Interest Expense.  Interest expense decreased to $0.5 million in the second quarter of 2014, compared to $0.6 million in the second quarter of 2013, as average outstanding borrowings and average interest rates during the quarter declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our restated credit agreement.

Income Tax Provision.  The income tax provision in the second quarter of 2014 was $6.3 million at an effective tax rate of 36.1% compared to $10.1 million at an effective tax rate of 38.1% for the same period in 2013.  The lower year-over-year effective tax rate is the result of the mix of pre-tax income from the U.S. to the lower foreign tax rate jurisdictions.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  We recorded $0.5 million and $0.4 million as a loss from discontinued operations for the second quarter of 2014 and 2013, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Sales.  Consolidated net sales for the six months ended June 30, 2014 were $505.3 million, an increase of $4.5 million compared to $500.8 million in the same period of 2013.  Consolidated net sales increased primarily due to higher sales in the retail market of our Engine Management Segment as compared to the first six months of 2013, which more than offset the lower results achieved by our Temperature Control Segment.

The following table summarizes net sales and gross margins by segment for the six months ended June 30, 2014 and 2013, respectively:

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2014
Net sales	$363,475	$137,145	$4,672	$505,292
Gross margins	109,254	30,184	5,871	145,309
Gross margin percentage	30.1%	22%	—	28.8%

2013
Net sales	$357,559	$139,388	$3,887	$500,834
Gross margins	106,094	31,328	6,202	143,624
Gross margin percentage	29.7%	22.5%	—	28.7%

Engine Management’s net sales increased $5.9 million, or 1.7%, to $363.5 million for the first six months of 2014.  A year-over-year increase in net sales was achieved in the retail market as compared to the first six months of 2013, which more than offset the lower net sales achieved in the traditional market.

Temperature Control’s net sales decreased $2.2 million, or 1.6%, to $137.1 million for the first six months of 2014.  The year-over-year decrease in net sales at Temperature Control resulted from the lower results achieved in the traditional and retail markets offset, in part, by the higher net sales achieved in the OE/OES and specialty markets.  Included in the first six months of 2014 are incremental sales of $2.6 million from our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $4.8 million compared to the first six months of 2013.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, for the six months ended June 30, 2014 was essentially flat at 28.8%, as compared to 28.7% during the same period in 2013.  Compared to the first six months of 2013, gross margins at Engine Management increased 0.4 percentage points from 29.7% to 30.1%, while gross margins at Temperature Control decreased 0.5 percentage points from 22.5% to 22%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from lower production volumes to bring inventories in line with anticipated market demand.

Selling, General and Administrative Expenses.  SG&A decreased by $3.8 million to $96.4 million, or 19.1% of consolidated net sales, in the six months ended June 30, 2014, as compared to $100.2 million, or 20% of consolidated net sales, in the same period of 2013.  The decrease in SG&A expenses as compared to the first six months of 2013 is principally due to lower employee benefit costs and savings from the integration of the CompressorWorks acquisition.

Litigation Charge.  During the second quarter 2014, we recorded a $10.6 million litigation charge in connection with a tentative settlement agreement in a legal proceeding with a third party.  The settlement agreement remains subject to court approval, and payment of the settlement amount is expected to be made in the third quarter of 2014 after the court has approved the settlement.  The settlement amount will be funded from cash on hand and available credit under our revolving credit facility.  See Note 15 of the notes to our consolidated financial statements for additional information.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses increased to $0.7 million for the six months ended June 30, 2014, compared to $0.6 million for the same period in 2013.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2013	$1,556	$567	$1,619	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	678	48	—	726
Cash payments	(512)	(276)	(932)	(1,720)
Exit activity liability at June 30, 2014	$1,722	$339	$687	$2,748

Other Income, Net. Other income, net, increased $0.1 million for the six months ended June 30, 2014 to $0.5 million compared to $0.4 million in the same period in 2013.  During 2014 and 2013, we recognized $0.5 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility and in 2013, we recorded a $0.1 million loss on the disposal of certain machinery and equipment.

Operating Income.  Operating income was $38 million in the first six months of 2014, compared to $43.3 million for the same period in 2013.  Included in operating income in the first six months of 2014 is a $10.6 million litigation charge in connection with a tentative settlement agreement in a legal proceeding with a third party.

Interest Expense.  Interest expense decreased by $0.4 million to $0.8 million in the six months ended June 30, 2014, compared to $1.2 million for the same period in 2013, as average outstanding borrowings and average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our revolving credit facility.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2014 was $13.6 million at an effective tax rate of 36.5%, compared to $15.8 million and an effective tax rate of 37.8% for the same period in 2013.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability. We recorded $1.2 million and $0.7 million as a loss from discontinued operations for the six months ended June 30, 2014 and 2013, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2013 and June 30, 2014 and activity for the six months ended June 30, 2014 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	424	302	726
Cash payments	(1,339)	(381)	(1,720)
Exit activity liability at June 30, 2014	$1,885	$863	$2,748

Index
Liabilities associated with the remaining restructuring and integration costs as of June 30, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2017 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities. During the first six months of 2014, cash provided by operations was $17.6 million compared to cash used in operations of $12.4 million in the same period of 2013.  The year-over-year increase in operating cash flow is primarily the result of a smaller year-over-year increase in accounts receivable of $16.1 million compared to the year-over-year increase in accounts receivable of $53.7 million in 2013 and the smaller year-over-year increase in inventory of $19.5 million compared to the year-over-year increase in inventory of $31.9 million in 2013.  The increase in accounts receivable and inventory balances reflects the seasonality in our business.

Investing Activities.  Cash used in investing activities was $44.1 million in the first six months of 2014, as compared to $18.9 million in the first six months of 2013.  Investing activities in 2014 consist of (1) our acquisition of certain net assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million, (2) our acquisition of a 50% interest in the joint venture with Gwo Yng Enterprise Co., Ltd., a China based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets for $14 million, (3) our acquisition of certain net assets of Annex Manufacturing of Fort Worth, Texas, a distributor of a variety of temperature control products for the automotive aftermarket, for $11.5 million and (4) capital expenditures of $6.4 million.  Investing activities in 2013 consisted primarily of (1) our acquisition of an approximate 25% minority interest in Orange Electronic Co. Ltd., our supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of Standard Motor Products Holdings Ltd., our former affiliate in the U.K., for $6.5 million, and (3) $5.6 million in capital expenditures.

Financing Activities.  Cash provided by financing activities was $27.8 million in the first six months of 2014, compared to $31.9 million in the same period of 2013.  Borrowings under our revolving credit facility in 2014 and 2013 were used to fund acquisitions and business investments; fund capital expenditures; fund the purchase of our common stock; pay dividends; and fund the cash used in operating activities in 2013.  In 2014, we purchased 166,890 shares of our common stock for $5.9 million compared to the purchase of 41,301 shares of our common stock for $1.2 million in 2013.  Dividends of $6 million were paid in the first six months of 2014 compared to $5 million in the comparable period during the prior year.  In February 2014, our Board of Directors voted to increase our quarterly dividend from $0.11 per share in 2013 to $0.13 per share in 2014.

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

Index
Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $164 million available for us to borrow pursuant to the formula at June 30, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $59.1 million and $21.4 million at June 30, 2014 and December 31, 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $56 million in direct borrowings at 1.7% and an index loan of $3.1 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During the six months ended June 30, 2014, our average daily index loan balance was $4.5 million compared to $4.9 million for the six months ended June 30, 2013 and $4.1 million for the year ended December 31, 2013.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of June 30, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Pursuant to these agreements, we sold $188.8 million and $366.2 million of receivables during the three months and six months ended June 30, 2014, respectively, and $183.9 million and $334.3 million for the comparable periods in 2013.  A charge in the amount of $3.6 million and $6.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2014, respectively, and $3.9 million and $7.1 million for the comparable periods in 2013.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
In February 2014, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months and six months ended June 30, 2014, we repurchased 36,656 shares and 166,890 shares, respectively, of our common stock at a total cost of $1.3 million and $5.9 million, respectively.  As of June 30, 2014, there was approximately $4.1 million available for future stock repurchases under the program.

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

The following table summarizes our contractual commitments as of June 30, 2014 and expiration dates of commitments through 2023:

(In thousands)	2014	2015	2016	2017	2018	2019- 2023	Total
Lease obligations	$3,766	$6,717	$5,686	$3,592	$2,259	$2,221	$24,241
Postretirement and pension benefits	1,034	6,921	1,280	63	57	74	9,429
Severance payments related to restructuring and integration	1,160	545	110	70	—	—	1,885
Total commitments	$5,960	$14,183	$7,076	$3,725	$2,316	$2,295	$35,555

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2014, amounts outstanding under our revolving credit facilities were $59.1million.

In addition, the table above does not include the tentative legal settlement amount of $10.6 million, which is expected to be paid in the third quarter of 2014 upon court approval of the settlement.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At June 30, 2014, the allowance for sales returns was $40.7 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At June 30, 2014, the allowance for doubtful accounts and for discounts was $6.7 million.

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

Index
We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We consider cumulative losses in recent years as well as the impact of one-time events in assessing our pretax earnings.  Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business which includes restructuring and integration initiatives that are expected to generate significant savings in future periods.

The valuation allowance of $6.7 million as of June 30, 2014 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, and U.S. foreign tax credit carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

Index
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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  Under the new guidance, “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  The new standard provides entities the option of using either a full retrospective or a modified approach to adopt the guidance.  The new standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017, and interim periods within those annual periods.  Early adoption is not permitted.  We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements and have not yet determined the method of adoption.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2014, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2014 and December 31, 2013, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.9% at June 30, 2014 and 99.6% at December 31, 2013.

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

During the quarter ended June 30, 2014, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2014, approximately 2,180 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2014, the amounts paid for settled claims are approximately $16.2 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)

April 1-30, 2014	36,656	$36.38	36,656	$4,140,377
May 1-31, 2014	—	—	—	—
June 1-30, 2014	—	—	—	—
Total	36,656	$36.38	36,656	$4,140,377

(1)	In February 2014, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under this program, during the three months and six months ended June 30, 2014, we repurchased 36,656 shares and 166,890 shares, respectively, of our common stock at a total cost of $1.3 million and $5.9 million, respectively. As of June 30, 2014, there was approximately $4.1 million available for future stock repurchases under the program.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 1, 2014	/s/ James J. Burke
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