Form 10-Q
period 2014-09-30
STANDARD MOTOR PRODUCTS INC
filed 2014-10-31
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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
Yes ☐      No ☑

As of the close of business on October 29, 2014, there were 22,892,972 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net sales	$257,046	$264,162	$762,338	$764,996
Cost of sales	179,819	184,081	539,802	541,291
Gross profit	77,227	80,081	222,536	223,705
Selling, general and administrative expenses	48,811	50,615	145,252	150,813
Litigation charge	—	—	10,650	—
Restructuring and integration expenses	343	1,913	1,069	2,531
Other income, net	268	324	801	766
Operating income	28,341	27,877	66,366	71,127
Other non-operating income (expense), net	(955)	233	(1,061)	(27)
Interest expense	440	403	1,205	1,621
Earnings from continuing operations before taxes	26,946	27,707	64,100	69,479
Provision for income taxes	9,140	10,021	22,718	25,827
Earnings from continuing operations	17,806	17,686	41,382	43,652
Loss from discontinued operations, net of income taxes	(8,240)	(389)	(9,451)	(1,138)
Net earnings	$9,566	$17,297	$31,931	$42,514

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.78	$0.77	$1.81	$1.90
Discontinued operations	(0.36)	(0.02)	(0.42)	(0.05)
Net earnings per common share – Basic	$0.42	$0.75	$1.39	$1.85

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.77	$0.76	$1.79	$1.88
Discontinued operations	(0.36)	(0.02)	(0.41)	(0.05)
Net earnings per common share – Diluted	$0.41	$0.74	$1.38	$1.83

Dividend declared per share	$0.13	$0.11	$0.39	$0.33

Average number of common shares	22,884,939	22,999,832	22,901,832	22,945,424
Average number of common shares and dilutive common shares	23,169,173	23,239,009	23,180,842	23,179,187

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net earnings	$9,566	$17,297	$31,931	$42,514
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,693)	1,033	(2,424)	(719)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(755)	(1,078)	(2,264)	(3,238)
Unrecognized loss	569	781	1,707	2,342
Unrecognized amounts	—	—	150	154
Foreign currency exchange rate changes	(22)	8	(47)	(19)
Income tax benefit related to pension and postretirement plans	68	110	143	269
Pension and postretirement plans, net of tax	(140)	(179)	(311)	(492)
Total other comprehensive income (loss), net of tax	(1,833)	854	(2,735)	(1,211)
Comprehensive income	$7,733	$18,151	$29,196	$41,303

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,585	$5,559
Accounts receivable, less allowances for discounts and doubtful accounts of $6,691 and $6,969 for 2014 and 2013, respectively	145,631	125,201
Inventories, net	276,331	269,447
Deferred income taxes	36,788	35,633
Prepaid expenses and other current assets	13,982	10,237
Total current assets	483,317	446,077

Property, plant and equipment, net	64,131	63,646
Goodwill	55,068	38,005
Other intangibles, net	35,602	34,861
Deferred income taxes	13,794	10,278
Other assets	39,894	22,656
Total assets	$691,806	$615,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$59,249	$21,406
Current portion of long-term debt	19	59
Accounts payable	71,648	71,469
Sundry payables and accrued expenses	46,586	41,939
Accrued customer returns	40,062	31,464
Accrued rebates	32,887	28,758
Payroll and commissions	19,498	25,221
Total current liabilities	269,949	220,316

Long-term debt	3	16
Other accrued liabilities	21,295	21,840
Accrued asbestos liabilities	34,225	23,919
Total liabilities	325,472	266,091

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	89,601	87,563
Retained earnings	251,038	228,036
Accumulated other comprehensive income	(949)	1,786
Treasury stock – at cost (1,033,146 shares and 981,004 shares in 2014 and 2013, respectively)	(21,228)	(15,825)
Total stockholders’ equity	366,334	349,432
Total liabilities and stockholders’ equity	$691,806	$615,523

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31,931	$42,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,889	13,203
Amortization of deferred financing cost	525	718
Increase (decrease) to allowance for doubtful accounts	(382)	576
Increase to inventory reserves	2,073	4,128
Amortization of deferred gain on sale of building	(786)	(786)
Equity loss from joint ventures	135	80
Employee Stock Ownership Plan allocation	1,370	3,282
Stock-based compensation	2,940	1,981
Excess tax benefits related to exercise of employee stock grants	(1,259)	(1,138)
(Increase) decrease in deferred income taxes	(4,529)	247
Decrease in unrecognized tax benefit	(350)	—
Decrease in tax valuation allowance	—	(383)
Loss on discontinued operations, net of tax	9,451	1,138
Change in assets and liabilities:
Increase in accounts receivable	(17,467)	(43,990)
Increase in inventories	(3,511)	(5,345)
Increase in prepaid expenses and other current assets	(3,289)	(4,356)
Decrease in accounts payable	(3,425)	(450)
Increase in sundry payables and accrued expenses	7,913	26,486
Net change in other assets and liabilities	(1,546)	(4,254)
Net cash provided by operating activities	32,683	33,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(37,726)	(12,760)
Capital expenditures	(9,340)	(8,467)
Other investing activities	21	(596)
Net cash used in investing activities	(47,045)	(21,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	37,843	(8,266)
Principal payments of long-term debt and capital lease obligations	(53)	(90)
Purchase of treasury stock	(9,487)	(1,672)
Increase in overdraft balances	592	3,331
Payment of debt issuance costs	—	(1,261)
Proceeds from exercise of employee stock options	96	142
Excess tax benefits related to the exercise of employee stock grants	1,259	1,138
Dividends paid	(8,929)	(7,566)
Net cash provided by (used in) financing activities	21,321	(14,244)
Effect of exchange rate changes on cash	(1,933)	(561)
Net increase (decrease) in cash and cash equivalents	5,026	(2,977)
CASH AND CASH EQUIVALENTS at beginning of period	5,559	13,074
CASH AND CASH EQUIVALENTS at end of period	$10,585	$10,097

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$635	$929
Income taxes	$22,049	$26,383
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2013	$47,872	$87,563	$228,036	$1,786	$(15,825)	$349,432
Net earnings	—	—	31,931	—	—	31,931
Other comprehensive income (loss), net of tax	—	—	—	(2,735)	—	(2,735)
Cash dividends paid	—	—	(8,929)	—	—	(8,929)
Purchase of treasury stock	—	—	—	—	(9,487)	(9,487)
Stock-based compensation and related tax benefits	—	1,195	—	—	2,962	4,157
Stock options exercised and related tax benefits	—	17	—	—	122	139
Employee Stock Ownership Plan	—	826	—	—	1,000	1,826
Balance at September 30, 2014	$47,872	$89,601	$251,038	$(949)	$(21,228)	$366,334

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

Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going concern uncertainties in the consolidated financial statements.  Under the new guidance, management would be required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  Certain disclosures must be provided if “conditions or events raise substantial doubt about an entity’s ability to continue as a going concern.”  The new standard is effective for annual reporting periods ending after December 15, 2016, which for us is December 31, 2016, and interim periods thereafter.  Early adoption is permitted.  Upon adoption, although we do not anticipate that the new standard will have an impact on our disclosures, we will consider the new standard when conducting our interim and annual assessments of our ability to continue as a going concern.

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

Revenues included in our consolidated statements of operations for the Annex Manufacturing acquisition from the date of acquisition through September 30, 2014 were $6 million.  Revenues from the Pensacola Fuel Injection, Inc. acquisition from the date of acquisition were not material.

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

Revenues included in our consolidated statements of operations for the SMP Europe acquisition during the three months and nine months ended September 30, 2014 were not material.

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2013 and September 30, 2014 and activity for the nine months ended September 30, 2014 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	593	476	1,069
Cash payments	(1,901)	(647)	(2,548)
Exit activity liability at September 30, 2014	$1,492	$771	$2,263

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2018 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $174.9 million and $541.1 million of receivables during the three months and nine months ended September 30, 2014, respectively, and $193.8 million and $528.1 million for the comparable periods in 2013.  A charge in the amount of $3.3 million and $10.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2014, respectively, and $3.9 million and $11 million for the comparable periods in 2013.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Inventories, Net

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)

Finished goods, net	$182,178	$181,735
Work-in-process, net	5,043	4,984
Raw materials, net	89,110	82,728
Total inventories, net	$276,331	$269,447

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)

Customer relationships	$48,821	$44,179
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,474	52,772
Less accumulated amortization (1)	(22,879)	(19,202)
Net acquired intangible assets	$34,595	$33,570

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

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

Total amortization expense for acquired intangible assets was $1.3 million and $3.7 million for the three months and nine months ended September 30, 2014, respectively, and $1.1 million and $3.9 million for the comparable periods in 2013.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $1.3 million for the remainder of 2014, $5 million in 2015, $4.9 million in 2016, $4.7 million in 2017 and $13.5 million in the aggregate for the years 2018 through 2028.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)

Revolving credit facilities	$59,249	$21,406
Other	22	75
Total debt	$59,271	$21,481

Current maturities of debt	$59,268	$21,465
Long-term debt	3	16
Total debt	$59,271	$21,481

Deferred Financing Costs

We had deferred financing costs of $2.4 million and $3 million as of September 30, 2014 and December 31, 2013, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2014 are being amortized in the amounts of $0.2 million for the remainder of 2014, $0.7 million in 2015, $0.7 million in 2016, $0.7 million in 2017 and $0.1 million in 2018.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $141.8 million available for us to borrow pursuant to the formula at September 30, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $59.2 million and $21.4 million at September 30, 2014 and December 31, 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At September 30, 2014, the weighted average interest rate on our restated credit agreement was 1.9%, which consisted of $52 million in direct borrowings at 1.7% and an index loan of $7.2 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During the nine months ended September 30, 2014, our average daily index loan balance was $4.6 million compared to $4.5 million for the nine months ended September 30, 2013 and $4.1 million for the year ended December 31, 2013.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of September 30, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2014
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at June 30, 2014	$2,831	$(1,947)	$884
Other comprehensive income before reclassifications	(1,693)	(22)	(1,715)
Amounts reclassified from accumulated other comprehensive income	—	(118)	(118)
Current period other comprehensive income, net	(1,693)	(140)	(1,833)
Ending balance at September 30, 2014	$1,138	$(2,087)	$(949)

	Nine Months Ended September 30, 2014
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Beginning balance at December 31, 2013	$3,562	$(1,776)	$1,786
Other comprehensive income before reclassifications	(2,424)	103	(2,321)
Amounts reclassified from accumulated other comprehensive income	—	(414)	(414)
Current period other comprehensive income, net	(2,424)	(311)	(2,735)
Ending balance at September 30, 2014	$1,138	$(2,087)	$(949)

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(755)	$(2,264)
Unrecognized loss (1)	569	1,707
Total before income tax	(186)	(557)
Income tax benefit	68	143
Total reclassifications for the period	$(118)	$(414)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 11 for additional details).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.	Stock-Based Compensation Plans

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2013	16,875	$12.14	1.0
Expired	—	—	—
Exercised	(7,000)	13.76	—
Forfeited, other	—	—	—
Outstanding at September 30, 2014	9,875	$10.99	0.6

Options exercisable at September 30, 2014	9,875	$10.99	0.6

The aggregate intrinsic value of all outstanding stock options as of September 30, 2014 was $0.2 million.  All outstanding stock options as of September 30, 2014 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.2 million for the nine months ended September 30, 2014.  There were no options granted in the nine months ended September 30, 2014.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	630,600	$19.47
Granted	36,518	37.48
Vested	(127,325)	14.98
Forfeited	(5,300)	18.37
Balance at September 30, 2014	534,493	$21.89

We recorded compensation expense related to restricted shares and performance-based shares of $2.5 million ($1.6 million, net of tax) and $1.5 million ($1 million, net of tax) for the nine months ended September 30, 2014 and 2013, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $6.8 million at September 30, 2014, and is expected to be recognized as they vest over a weighted average period of 5.5 years and 0.6 years for employees and directors, respectively.

Note 11.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits	2014	2013	2014	2013
Service cost	$41	$45	$123	$135
Interest cost	65	59	195	176
Amortization of prior service cost	—	7	—	21
Actuarial net loss	57	172	172	517
Net periodic benefit cost	$163	$283	$490	$849

Postretirement benefits
Service cost	$1	$—	$1	$1
Interest cost	7	9	22	28
Amortization of prior service cost	(755)	(1,085)	(2,264)	(3,259)
Actuarial net loss	513	609	1,535	1,825
Net periodic benefit credit	$(234)	$(467)	$(706)	$(1,405)

For the nine months ended September 30, 2014, we made employee benefit contributions of $0.6 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $0.9 million in contributions for 2014.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2014, contributions of $0.4 million were made to the plan related to calendar year 2013.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2014, we contributed to the trust an additional 58,570 shares from our treasury and released 58,600 shares from the trust leaving 400 shares remaining in the trust as of September 30, 2014.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$10,585	$10,585	$5,559	$5,559
Deferred compensation	9,665	9,665	8,289	8,289
Short term borrowings	59,268	59,268	21,465	21,465
Long-term debt	3	3	16	16

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$17,806	$17,686	$41,382	$43,652
Loss from discontinued operations	(8,240)	(389)	(9,451)	(1,138)
Net earnings available to common stockholders	$9,566	$17,297	$31,931	$42,514

Weighted average common shares outstanding	22,885	23,000	22,902	22,945

Earnings from continuing operations per common share	$0.78	$0.77	$1.81	$1.90
Loss from discontinued operations per common share	(0.36)	(0.02)	(0.42)	(0.05)
Basic net earnings per common share	$0.42	$0.75	$1.39	$1.85

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$17,806	$17,686	$41,382	$43,652
Loss from discontinued operations	(8,240)	(389)	(9,451)	(1,138)
Net earnings available to common stockholders	$9,566	$17,297	$31,931	$42,514

Weighted average common shares outstanding	22,885	23,000	22,902	22,945
Plus incremental shares from assumed conversions:
Dilutive effect of restricted and performance-based shares	280	232	273	226
Dilutive effect of stock options	4	7	6	8
Weighted average common shares outstanding – Diluted	23,169	23,239	23,181	23,179

Earnings from continuing operations per common share	$0.77	$0.76	$1.79	$1.88
Loss from discontinued operations per common share	(0.36)	(0.02)	(0.41)	(0.05)
Diluted net earnings per common share	$0.41	$0.74	$1.38	$1.83

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	6	11	4	9
Restricted and performance-based shares	286	217	298	231

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

The following tables show our net sales and operating income by our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales
Engine Management	$169,913	$177,939	$533,388	$535,498
Temperature Control	82,178	84,840	219,323	224,228
All Other	4,955	1,383	9,627	5,270
Consolidated	$257,046	$264,162	$762,338	$764,996

Intersegment Revenue
Engine Management	$5,165	$6,722	$17,349	$19,741
Temperature Control	1,369	2,486	5,736	5,541
All Other	(6,534)	(9,208)	(23,085)	(25,282)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$25,920	$26,518	$77,404	$72,006
Temperature Control	4,298	7,501	9,902	13,787
All Other (1)	(1,877)	(6,142)	(20,940)	(14,666)
Consolidated	$28,341	$27,877	$66,366	$71,127

(1)	During the second quarter of 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party (see Note 15 for additional details).

Note 15.         Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2014, approximately 2,200 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2014, the amounts paid for settled claims are approximately $16.7 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

The most recent actuarial study was performed as of August 31, 2014.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058. The change from the prior year study was an $11.7 million increase for the low end of the range and an $18 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $43 million to $76.4 million for the period through 2058.

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

Litigation Charge

During the second quarter of 2014, we reached a tentative settlement in a legal proceeding with a third party for $10.6 million.  The legal proceeding resulted from the default of a loan by a former supplier and its related businesses and our subsequent purchases of product from a third party that was alleged to be a controlled company of the original supplier.  Since the inception of the legal proceeding against us, we vigorously opposed all such allegations and believed that we had meritorious defenses.  Prior to reaching the tentative settlement, we considered that the incurrence of a loss contingency related to the lawsuit was not reasonably possible.  Accordingly, we did not record any provisions in our financial statements since our potential liability was not considered probable and reasonably estimable.  During the second quarter of 2014, at the time of the tentative settlement, we recorded the settlement amount of $10.6 million.  The settlement agreement was approved by the court in August 2014 and payment of the settlement amount was made in September 2014.  The settlement amount was funded from cash on hand and available credit under our revolving credit facility.  We do not have any insurance on this matter.

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

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2014 and 2013, we have accrued $21.8 million and $20.7 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$22,801	$23,498	$18,041	$17,288
Liabilities accrued for current year sales	21,490	20,755	63,106	61,131
Settlements of warranty claims	(22,457)	(23,556)	(59,313)	(57,722)
Balance, end of period	$21,834	$20,697	$21,834	$20,697

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada and Latin America.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts, Advance Auto Parts, Inc./CARQUEST AutoParts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Federated Auto Parts Distributors, Inc., Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC and The National Pronto Association, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, Cold Power®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels, such as CARQUEST® BWD®, CARQUEST®Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, NAPA® Echlin®, Mileage Plus®, NAPA® Temp Products™ and NAPA® Belden®.

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

Index
Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in both 2013 and 2014, may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Sales.  Consolidated net sales for the three months ended September 30, 2014 were $257 million, a decrease of $7.2 million compared to $264.2 million in the same period of 2013.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments as compared to the third quarter of 2013.

The following table summarizes net sales and gross margins by segment for the quarters ended September 30, 2014 and 2013, respectively:

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2014
Net sales	$169,913	$82,178	$4,955	$257,046
Gross margins	54,890	18,251	4,086	77,227
Gross margin percentage	32.3%	22.2%	—	30%

2013
Net sales	$177,939	$84,840	$1,383	$264,162
Gross margins	56,654	20,496	2,931	80,081
Gross margin percentage	31.8%	24.2%	—	30.3%

Engine Management’s net sales decreased $8 million, or 4.5%, to $169.9 million for the third quarter of 2014.  The year-over-year decrease in net sales resulted primarily from lower net sales in the retail and OE/OES markets as compared to the third quarter of 2013, which more than offset the slightly higher net sales in the specialty market.  Net sales in the traditional market were essentially flat year-over-year.

Temperature Control’s net sales decreased $2.7 million, or 3.1%, to $82.2 million for the third quarter of 2014.  The year-over-year decrease in net sales at Temperature Control resulted from the lower results in the traditional and retail markets offset, in part, by the higher net sales in the OE/OES and specialty markets.  Included in the third quarter of 2014 are incremental sales of $3.4 million from the business acquired in connection with our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $6.1 million compared to the third quarter of 2013. Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 30% in the third quarter of 2014, compared to 30.3% in the third quarter of 2013.  Compared to the third quarter of 2013, gross margins at Engine Management increased 0.5 percentage points from 31.8% to 32.3%, while gross margins at Temperature Control decreased 2 percentage points from 24.2% to 22.2%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from lower production volumes to bring inventories in line with anticipated market demand.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $1.8 million to $48.8 million, or 19% of consolidated net sales, in the third quarter of 2014, as compared to $50.6 million, or 19.2%  of consolidated net sales, in the third quarter of 2013.  The decrease in SG&A expenses as compared to the third quarter of 2013 is principally due to lower employee benefit costs and savings from the integration of the CompressorWorks acquisition.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses decreased to $0.3 million in the third quarter of 2014, compared to $1.9 million for the same period in 2013.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at June 30, 2014	$1,722	$339	$687	$2,748
Restructuring and integration costs:
Amounts provided for during 2014	207	136	—	343
Cash payments	(370)	(122)	(336)	(828)
Exit activity liability at September 30, 2014	$1,559	$353	$351	$2,263

During the third quarter of 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we had recorded a charge of $1.8 million in the third quarter of 2013.

Other Income, net. Other income, net was $0.3 million in both the third quarter of 2014 and 2013.  During the third quarters of 2014 and 2013, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income increased $0.4 million to $28.3 million in the third quarter of 2014 as compared to $27.9 million in the third quarter of 2013.  The slightly higher year-over-year operating income reflects the impact of lower SG&A and restructuring and integration expenses which more than offset the impact of lower net sales and slightly lower gross margins as a percentage of sales.

Other Non-Operating Income (Expense), net. Other non-operating expense, net was $1 million in the third quarter of 2014 compared to other non-operating income of $0.2 million in the third quarter of 2013.  During the third quarter of 2014, we recognized foreign currency exchange losses of $0.8 million and equity losses from our joint ventures of $0.3 million.  Other non-operating income of $0.2 million in the third quarter of 2013 consists primarily of foreign currency exchange gains.

Interest Expense.  Interest expense was $0.4 million in both the third quarter of 2014 and 2013.  The weighted average interest rate in both the third quarter of 2014 and 2013 reflects the impact of the lower interest rates in our May 2013 amendment to our restated credit agreement.

Income Tax Provision.  The income tax provision in the third quarter of 2014 was $9.1 million at an effective tax rate of 33.9% compared to $10 million at an effective tax rate of 36.2% for the same period in 2013.  The lower year-over-year effective tax rate is the result of the mix of pre-tax income from the U.S. to the lower foreign tax rate jurisdictions, the reversal of previously established reserves as a result of the expiration of the statue of limitations and tax return adjustments relating to production deductions and research and development credits.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2014 and 2013, other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the third quarters of 2014 and 2013, we recorded a loss of $8.2 million and $0.4 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2014 includes a $12.8 million pre-tax provision reflecting the impact of the results of the August 2014 actuarial study.  No adjustment was made in the third quarter of 2013 to our asbestos liability as the difference between the low end of the range in the August 2013 actuarial study and our recorded liability was not material.   As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Sales.  Consolidated net sales for the nine months ended September 30, 2014 were $762.3 million, a decrease of $2.7 million compared to $765 million in the same period of 2013.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments as compared to the first nine months of 2013.

The following table summarizes net sales and gross margins by segment for the nine months ended September 30, 2014 and 2013, respectively:

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2014
Net sales	$533,388	$219,323	$9,627	$762,338
Gross margins	164,144	48,435	9,957	222,536
Gross margin percentage	30.8%	22.1%	—	29.2%

2013
Net sales	$535,498	$224,228	$5,270	$764,996
Gross margins	162,748	51,824	9,133	223,705
Gross margin percentage	30.4%	23.1%	—	29.2%

Engine Management’s net sales decreased $2.1 million, or 0.4%, to $533.4 million for the first nine months of 2014.  The year-over-year decrease in net sales resulted primarily from lower net sales in the traditional and OE/OES markets as compared to the first nine months of 2013, which more than offset the higher net sales in the retail market.

Temperature Control’s net sales decreased $4.9 million, or 2.2%, to $219.3 million for the first nine months of 2014.  The year-over-year decrease in net sales at Temperature Control resulted from the lower results in the traditional and retail markets offset, in part, by the higher net sales in the OE/OES and specialty markets.  Included in the first nine months of 2014 are incremental sales of $6 million from the business acquired in connection with our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $10.9 million compared to the first nine months of 2013.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, for the nine months ended September 30, 2014 were flat at 29.2%, when compared to the the same period in 2013.  Compared to the first nine months of 2013, gross margins at Engine Management increased 0.4 percentage points from 30.4% to 30.8%, while gross margins at Temperature Control decreased 1 percentage point from 23.1% to 22.1%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from lower production volumes to bring inventories in line with anticipated market demand.

Selling, General and Administrative Expenses.  SG&A decreased by $5.5 million to $145.3 million, or 19.1% of consolidated net sales, in the nine months ended September 30, 2014, as compared to $150.8 million, or 19.7% of consolidated net sales, in the same period of 2013.  The decrease in SG&A expenses as compared to the first nine months of 2013 is principally due to lower employee benefit costs and savings from the integration of the CompressorWorks acquisition.

Litigation Charge.  During the second quarter of 2014, we recorded a $10.6 million litigation charge in connection with a tentative settlement agreement in a legal proceeding with a third party.  The settlement agreement was approved by the court in August 2014 and payment of the settlement amount was made in September 2014.  The settlement amount was funded from cash on hand and available credit under our revolving credit facility.  See Note 15 of the notes to our consolidated financial statements for additional information.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses decreased to $1.1 million for the nine months ended September 30, 2014, compared to $2.5 million for the same period in 2013.

Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2013	$1,556	$567	$1,619	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	885	184	—	1,069
Cash payments	(882)	(398)	(1,268)	(2,548)
Exit activity liability at September 30, 2014	$1,559	$353	$351	$2,263

During the third quarter of 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we had recorded a charge of $1.8 million in the third quarter of 2013.

Other Income, net. Other income, net was $0.8 million for both the nine months ended September 30, 2014 and 2013.  During 2014 and 2013, we recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income decreased $4.7 million to $66.4 million in the first nine months of 2014, compared to $71.1 million for the same period in 2013.  The year-over-year decline in operating income reflects the impact of lower net sales and the $10.6 million litigation charge incurred in the second quarter of 2014 in connection with a settlement agreement in a legal proceeding with a third party, offset in part by lower SG&A and restructuring and integration expenses.

Other Non-Operating Income (Expense), net. Other non-operating expense, net was $1 million in the first nine months of 2014.  During the first nine months of 2014, we recognized foreign currency exchange losses of $1.3 million, which were offset by interest and dividend income of $0.3 million.  Other non-operating income (expense), net during the first nine months of 2013 consisted primarily of foreign currency losses of $0.2 million, offset by interest and dividend income of $0.2 million.

Interest Expense.  Interest expense decreased by $0.4 million to $1.2 million in the nine months ended September 30, 2014, compared to $1.6 million for the same period in 2013, as average outstanding borrowings and average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our revolving credit facility.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2014 was $22.7 million at an effective tax rate of 35.4%, compared to $25.8 million and an effective tax rate of 37.2% for the same period in 2013.  The lower year-over-year effective tax rate is the result of the mix of pre-tax income from the U.S. to the lower foreign tax rate jurisdictions, the reversal of previously established reserves as a result of the expiration of the statue of limitations and tax return adjustments relating to production deductions and research and development credits.

Index
Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2014 and 2013, other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During the nine months ended September 30, 2014 and 2013, we recorded a loss of $9.5 million and $1.1 million from discontinued operations, respectively.  The loss from discontinued operations for the first nine months of 2014 includes a $12.8 million pre-tax provision reflecting the impact of the results of the August 2014 actuarial study.  No adjustment was made in the first nine months of 2013 to our asbestos liability as the difference between the low end of the range in the August 2013 actuarial study and our recorded liability was not material.  As discussed more fully in Note 15 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2013 and September 30, 2014 and activity for the nine months ended September 30, 2014 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	593	476	1,069
Cash payments	(1,901)	(647)	(2,548)
Exit activity liability at September 30, 2014	$1,492	$771	$2,263

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2018 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2014, cash provided by operations was $32.7 million compared to $33.7 million in the same period of 2013.  Included in cash provided by operations during the first nine months of 2014 was a nonrecurring $10.6 million cash payment in connection with a settlement agreement in a legal proceeding with a third party.  During the first nine months of 2014, (1) the increase in accounts receivable was $17.5 million compared to the year-over-year increase in accounts receivable of $44 million in 2013; (2) the increase in inventory was $3.5 million compared to the year-over-year increase in inventory of $5.3 million in 2013; (3) the decrease in accounts payable was $3.4 million compared to the year-over-year decrease in accounts payable of $0.5 million in 2013; and (4) the increase in sundry payables and accrued expenses was $7.9 million compared to the year-over-year increase in sundry payables and accrued expenses of $26.5 million in 2013.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $47 million in the first nine months of 2014, as compared to $21.8 million in the first nine months of 2013.  Investing activities in 2014 consist of (1) our acquisition of certain net assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million; (2) our acquisition of a 50% interest in the joint venture with Gwo Yng Enterprise Co., Ltd., a China based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets for $14 million; (3) our acquisition of certain net assets of Annex Manufacturing of Fort Worth, Texas, a distributor of a variety of temperature control products for the automotive aftermarket, for $11.5 million; and (4) capital expenditures of $9.3 million.  Investing activities in 2013 consisted primarily of (1) our acquisition of an approximate 25% minority interest in Orange Electronic Co. Ltd., our supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of Standard Motor Products Holdings Ltd., our former affiliate in the U.K., for $6.5 million, and (3) $8.5 million in capital expenditures.

Index
Financing Activities.  Cash provided by financing activities was $21.3 million in the first nine months of 2014, compared to cash used in financing activities of $14.2 million in the same period of 2013.  Borrowings under our revolving credit facility in 2014, along with the cash provided by operations, were used to pay dividends and to fund acquisitions, business investments, capital expenditures, and the repurchase of our common stock.  During the first nine months of 2013, the excess cash provided by operations over cash used in investing activities was used to (1) pay down debt under the revolving credit facility; (2) fund the repurchase of our common stock; (3) pay $1.3 million of debt issuance costs in connection with our May 2013 amendment to our restated credit agreement; and (4) pay dividends.  In 2014, we repurchased 269,366 shares of our common stock for $9.5 million compared to the repurchase of 58,654 shares of our common stock for $1.7 million in 2013.  Dividends of $8.9 million were paid in the first nine months of 2014 compared to $7.6 million in the comparable period during the prior year.  In February 2014, our Board of Directors voted to increase our quarterly dividend from $0.11 per share in 2013 to $0.13 per share in 2014.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $141.8 million available for us to borrow pursuant to the formula at September 30, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $59.2 million and $21.4 million at September 30, 2014 and December 31, 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2014, the weighted average interest rate on our restated credit agreement was 1.9%, which consisted of $52 million in direct borrowings at 1.7% and an index loan of $7.2 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During the nine months ended September 30, 2014, our average daily index loan balance was $4.6 million compared to $4.5 million for the nine months ended September 30, 2013 and $4.1 million for the year ended December 31, 2013.

Index
At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of September 30, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

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

In May 2013, we further amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Pursuant to these agreements, we sold $174.9 million and $541.1 million of receivables during the three months and nine months ended September 30, 2014, respectively, and $193.8 million and $528.1 million for the comparable periods in 2013.  A charge in the amount of $3.3 million and $10.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2014, respectively, and $3.9 million and $11 million for the comparable periods in 2013.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2014, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months and nine months ended September 30, 2014, we repurchased 102,476 shares and 269,366 shares, respectively, of our common stock at a total cost of $3.6 million and $9.5 million, respectively.  As of September 30, 2014, there was approximately $0.5 million available for future stock repurchases under the program.  In October 2014, we repurchased an additional 14,918 shares of our common stock under the program at a total cost of $0.5 million, thereby completing the Board of Directors authorization.

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

Index
The following table summarizes our contractual commitments as of September 30, 2014 and expiration dates of commitments through 2023:

	Contractual Commitments (1)
(In thousands)	2014	2015	2016	2017	2018	2019-2023	Total
Lease obligations	$1,883	$6,717	$5,686	$3,592	$2,259	$2,221	$22,358
Postretirement and pension benefits	517	6,921	1,280	63	57	74	8,912
Severance payments related to restructuring and integration	897	532	38	17	8	—	1,492
Total commitments	$3,297	$14,170	$7,004	$3,672	$2,324	$2,295	$32,762

(1)	Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets. As of September 30, 2014, amounts outstanding under our revolving credit facilities were $59.2 million.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At September 30, 2014, the allowance for sales returns was $40.1 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At September 30, 2014, the allowance for doubtful accounts and for discounts was $6.7 million.

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

The valuation allowance of $6.7 million as of September 30, 2014 is intended to provide for the uncertainty regarding the ultimate realization of our state tax credit carryovers, U.S. capital loss carryforwards, and U.S. foreign tax credit carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

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

We assess the impairment of long-lived assets, identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill and identifiable intangible assets having indefinite lives, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount.  Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends.  We review the fair values using the discounted cash flows method and market multiples.

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

Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2014 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated to range from $43 million to $76.4 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.  The aforementioned estimated settlement payments and legal costs do not reflect any coverage with insurance carriers for certain asbestos-related claims that we may obtain in the future.

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

Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going concern uncertainties in the consolidated financial statements.  Under the new guidance, management would be required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  Certain disclosures must be provided if “conditions or events raise substantial doubt about an entity’s ability to continue as a going concern.”  The new standard is effective for annual reporting periods ending after December 15, 2016, which for us is December 31, 2016, and interim periods thereafter.  Early adoption is permitted.  Upon adoption, although we do not anticipate that the new standard will have an impact on our disclosures, we will consider the new standard when conducting our interim and annual assessments of our ability to continue as a going concern.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2014, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2014 and December 31, 2013, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  At September 30, 2014 and December 31, 2013 substantially all of our total debt is variable rate debt.

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

Index
(b)	Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2014, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2014, approximately 2,200 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2014, the amounts paid for settled claims are approximately $16.7 million.  We acquired limited insurance coverage up to a fixed amount for defense and indemnity costs associated with certain asbestos-related claims and have exhausted all insurance coverage.

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

The most recent actuarial study was performed as of August 31, 2014.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058. The change from the prior year study was an $11.7 million increase for the low end of the range and an $18 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $43 million to $76.4 million for the period through 2058.

Index

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)

July 1-31, 2014	—	$—	—	$—
August 1-31, 2014	12,791	36.75	12,791	3,670,258
September 1-30, 2014	89,685	35.20	89,685	513,006
Total	102,476	$35.40	102,476	$513,006

(1)	In February 2014, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under this program, during the three months and nine months ended September 30, 2014, we repurchased 102,476 shares and 269,366 shares, respectively, of our common stock at a total cost of $3.6 million and $9.5 million, respectively. As of September 30, 2014, there was approximately $0.5 million available for future stock repurchases under the program. In October 2014, we repurchased an additional 14,918 shares of our common stock under the program at a total cost of $0.5 million, thereby completing the Board of Directors authorization.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 31, 2014	/s/ James J. Burke
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