Form 10-K
period 2014-12-31
STANDARD MOTOR PRODUCTS INC
filed 2015-02-27
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2014 (the last business day of registrant’s most recently completed second fiscal quarter) of $44.67 per share held by non-affiliates of the registrant was $907,136,558.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 24, 2015, there were 22,893,472 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 14, 2015.

STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment service markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

ITEM 1.	BUSINESS

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on heavy duty, industrial equipment and the original equipment service market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s newly formed organization, the Automotive Parts Services Group or The Group, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Select®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels, such as CARQUEST® BWD®, CARQUEST® Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, NAPA® Echlin®, Mileage Plus®, NAPA Proformer™, NAPA Temp Products™, Cold Power® and NAPA® Belden®.

Index
Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•	Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding customer service.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost regions; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•	Provide Superior Customer Service, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•	Expand Our Product Lines. We intend to increase our sales by continuing to develop internally, or through acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

•	Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•	Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management, customer collaborations and vendor managed inventory initiatives;

Index
•	evaluating additional opportunities to relocate manufacturing to our low-cost, off-shore plants;
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia without compromising product quality;
•	enhancing company‑wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company‑wide overhead and operating expense cost reduction programs.

•	Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through acquisitions.

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

Index
Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2014.  Our two major reportable operating segments are Engine Management and Temperature Control.

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$609,383	62.1%	$604,646	61.5%	$561,827	59.2%
Wires and Cables	99,880	10.2%	106,599	10.8%	103,278	10.9%
Total Engine Management	709,263	72.3%	711,245	72.3%	665,105	70.1%

Temperature Control:
Compressors	124,238	12.7%	135,456	13.8%	137,389	14.5%
Other Climate Control Parts	134,827	13.8%	127,081	12.9%	131,415	13.8%
Total Temperature Control	259,065	26.5%	262,537	26.7%	268,804	28.3%

All Other	12,064	1.2%	9,922	1%	15,007	1.6%

Total	$980,392	100%	$983,704	100%	$948,916	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2014.

	Year Ended December 31,
	2014		2013		2012
	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$103,861	$409,275	$96,335	$384,712	$69,578	$362,824
Temperature Control	6,445	173,070	9,147	150,280	15,019	132,644
All Other	(24,968)	91,206	(18,619)	80,531	(13,166)	81,126
Total	$85,338	$673,551	$86,863	$615,523	$71,431	$576,594

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products. We manufacture a full line of engine management replacement parts including, electronic ignition control modules, fuel injectors, remanufactured diesel injectors and pumps, ignition wires, coils, switches, sensors (such as tire pressure monitoring system (TPMS) sensors), relays, EGR valves, distributor caps and rotors and many other engine management components primarily under our brand names Standard®, BWD®, Intermotor®, OEM®, LockSmart®, Select®, TechSmart®, Tech Expert® and GP Sorensen®, and through co-labels and private labels such as CARQUEST® BWD®, CARQUEST® Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, NAPA®, NAPA® Echlin®, Mileage Plus®, NAPA ProformerTM and NAPA® Belden®. We are a basic manufacturer of many of the engine management parts we market.  Our strategy includes expanding our product lines through strategic acquisitions in addition to sourcing certain materials and products from low cost regions such as those in Asia.  In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 62% of our consolidated net sales in 2014, 61% of our consolidated net sales in 2013 and 59% of our consolidated net sales in 2012.

Index
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

Wire and Cable Products. Wire and cable parts accounted for approximately 10% of our consolidated net sales in 2014, 11% of our consolidated net sales in 2013 and 11% of our consolidated net sales in 2012.  These products include ignition (spark plug) wires, wire harnesses, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

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

Temperature Control Segment

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels such as Duralast®, NAPA Temp Products™, Cold Power® and Murray®.  The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, expansion valves, heater valves, heater cores, AC service tools and chemicals, fan assemblies, fan clutches, engine oil coolers, transmission oil coolers, window lift motors, window regulators and assemblies, and windshield washer pumps.  Our temperature control products accounted for approximately 27% of our consolidated net sales in both 2014 and 2013, and 28% of our consolidated net sales in 2012.

Our Temperature Control business continues to implement cost savings initiatives in response to offshore competitive price pressures.  We have consolidated excess manufacturing facilities and have implemented a program to improve our manufacturing efficiencies.  We are also continuing to improve our cost position through our global sourcing initiatives in low cost regions and by increasing our production of remanufactured and new compressors in our facility in Reynosa, Mexico.

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

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$871,665	$884,380	$865,861
Canada	53,412	51,853	50,215
Europe	13,299	10,657	8,093
Other foreign	42,016	36,814	24,747
Total	$980,392	$983,704	$948,916

The table below shows our long‑lived assets by geographic area for the three years ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$158,350	$135,834	$137,240
Canada	1,546	1,526	1,658
Europe	11,725	11,310	4,161
Other foreign	20,957	10,497	3,897
Total	$192,578	$159,167	$146,956

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

Index
In addition to training our sales personnel in the function and application of our products, we thoroughly train our sales personnel in proven sales techniques.  Our traditional and retail customers, therefore, have come to depend on these sales personnel as a reliable source for technical information and to assist with sales to their customers (i.e., jobber stores, “do-it-yourselfers,” and professional technicians).  In this manner, we direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products, and we believe that the structure of our sales force facilitates these efforts by enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.  One of the ways we generate this demand is by offering instructional clinics, which teach over 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products.  To help our sales personnel to be teachers and trainers, we focus our recruitment efforts on candidates who have technical backgrounds as well as strong sales experience.

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

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  In 2014, our consolidated net sales to our major market channels consisted of $451.3 million to our retail customers, $390.8 million to our traditional customers, $74.2 million to our OE/OES customers and $64.1 million to other customers.

Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2014, 66% of our consolidated net sales in 2013 and 64% of our consolidated net sales in 2012.  During 2014, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 16% and 10% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

Competition

We are a leading independent manufacturer and distributor of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, customer service, product coverage, order turn‑around time, order fill rate, technical support and price. We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;
•	extensive product coverage in conjunction with market leading brands;
•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;
•	sophisticated parts cataloguing systems;
•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers; and
•	breadth of manufacturing capabilities.

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

Index
Our Temperature Control business is one of the leading independent manufacturers and distributors of a full line of temperature control products in North America and other geographic areas. ACDelco, Delphi Automotive PLC, Denso Corporation, Sanden International, Inc., Continental AG, and several privately-owned companies are some of our key competitors in this market.

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

Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

In order to better control warranty and overstock return levels, we have in place procedures for authorized warranty returns, including for warranty returns which result from installer error, placed restrictions on the amounts customers can return and instituted a program to better estimate potential future product returns.  In addition, with respect to our air conditioning compressors, which are our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete air conditioning system repair was performed in accordance with approved procedures.

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

Suppliers

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, copper wire, stainless steel coils and rods, aluminum coils, fittings, rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo‑set and thermo plastic molding powders, and chemicals.  Additionally, we use components and cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers.

We purchase materials in the U.S. and foreign open markets and have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores for air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers, we obtain them either from exchanges with customers who return cores subsequent to purchasing remanufactured parts or through direct purchases from a network of core brokers. In addition, we acquire certain materials by purchasing products that are resold into the market, particularly by OEM sources and other domestic and foreign suppliers.

We believe there is an adequate supply of primary raw materials and cores. In order to ensure a consistent, high quality and low cost supply of key components for each product line, we continue to develop our own sources.  We are not dependent on any single commodity, however, there can be no assurance over the long term that increases in commodity prices will not materially affect our business or results of operations.  In addition, in August 2012, the U.S. Securities and Exchange Commission adopted rules requiring us to provide disclosure regarding the use of specified minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. Implementation of the disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products, and may impose additional costs on us associated with complying with the disclosure requirements.

Production and Engineering

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic molding operations, stamping and machining operations, wire extrusion, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers. We have found this level of vertical integration provides advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. In addition, our strategy includes sourcing an increasing number of finished goods and component parts from low cost regions such as those in Asia.

Employees

As of December 31, 2014, we employed approximately 3,400 people, with 2,000 people in the United States and 1,400 people in Mexico, Canada, Poland, the U.K., Hong Kong and Taiwan.  Of the 3,400 people employed, approximately 1,700 people are production employees. We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 70 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2015.  We expect to renew this agreement with the UAW upon mutually agreeable terms.  We also have approximately 700 employees in Mexico who are covered under union agreements negotiated at various intervals.

Index
We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non‑union employees are good.

Insurance

We maintain basic liability coverage up to $2 million for automobile liability, general and product liability and $100 million for umbrella liability coverage.  We also maintain environmental insurance of $10 million and property insurance of $200 million, including business interruption insurance, covering our existing U.S. and Canadian facilities.  We are currently monitoring our environmental remediation efforts at one of our facilities.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  Historically, we have not experienced casualty losses in any year in excess of our coverage.  However, there can be no assurances that liability losses in the future will not exceed our coverage.

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

Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2014, 66% of our consolidated net sales in 2013 and 64% of our consolidated net sales in 2012.  During 2014, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 16% and 10% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers, such as Advance Auto’s acquisition of CarQuest in 2014, may further exacerbate our customer concentration risk.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., General Cable Corporation, United Components, Inc., Dorman Products, Inc. and several privately-owned companies importing products from Asia.   In the Temperature Control Segment, we compete with ACDelco, Delphi Automotive PLC, Denso Corporation, Sanden International, Inc., Continental AG, and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

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

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and with revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2014.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058. The change from the prior year study was an $11.7 million increase for the low end of the range and an $18 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  According to the updated study, legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated to range from $43 million to $76.4 million during the same period.

Index
At December 31, 2014, approximately 2,125 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2014, the amounts paid for settled claims are approximately $17.6 million.  A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

Index
Our operations could be adversely affected by interruptions or breaches in the security of our computer and information technology systems.

We rely on information technology systems throughout our organization to conduct day-to-day business operations, including the management of our supply chain and our purchasing, receiving and distribution functions.  We also routinely use our information technology systems to send, receive, store, access and use sensitive data relating to our Company and its employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive materials.  Our information technology systems have been subject to cyber threats, including attempts to hack into our network and computer viruses.  Such hacking attempts and computer viruses have not significantly impacted or interrupted our business operations.  While we implement security measures designed to prevent and mitigate the risk of cyber attacks, our information technology systems, and those functions that we may outsource, may continue to be vulnerable to computer viruses, attacks by hackers, or unauthorized access caused by employee error or malfeasance.  The exploitation of any such vulnerability in our information technology systems, or those functions that we may outsource, could unexpectedly compromise the information security of our customers, suppliers and other business partners.  Furthermore, because the techniques used to carry out cyber attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures.  If our information technology systems are subject to cyber attacks, such as those involving significant or extensive system interruptions, sabotage, computer viruses or unauthorized access, we could experience disruptions to our business operations and incur substantial remediation costs, which could have a material adverse effect on our business, financial condition or results of operations.

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

Index
Increasing our indebtedness could negatively affect our financial health.

We have an existing revolving bank credit facility of $250 million with General Electric Capital Corporation, as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2014, our total outstanding indebtedness was $56.8 million, of which amount $56.6 million of outstanding indebtedness and approximately $127.3 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

Index
In August 2012, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted rules requiring us to provide disclosure regarding the use of specified minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries.  The rules require us to engage in ongoing due diligence efforts, and to disclose the results of our efforts in May of each year.  The rules could affect the sourcing and availability of such minerals used in the manufacture of our products as the number of suppliers who provide conflict-free minerals may be limited.  In addition, we expect to incur additional costs and expenses in order to comply with these rules, including for (i) due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, to verify the sources of such conflict minerals; and (ii) any changes that we may desire to make to our products, processes, or sources of supply as a result of such diligence and verification activities.  It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products, processes or sources of supply to avoid such materials.  We may also face difficulties in satisfying customers who may require that our products be certified as having conflict-free minerals, which could place us at a competitive disadvantage if we are unable to do so and lead to a loss of revenue.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $0.7 million at December 31, 2014.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new and modified environmental regulations, including fuel-efficiency standards, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. When proper maintenance and repair procedures are followed, newer AC systems in particular are less prone to leak resulting in fewer AC system repairs. These factors could have a material adverse effect on our business, financial condition and results of operations.

Index
ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2014.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Orlando	FL	Manufacturing (Ignition)	50,600	2017
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution (Wire)	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	74,800	2018
Greenville	SC	Manufacturing (Ignition)	184,500	Owned
Disputanta	VA	Distribution (Ignition)	411,000	Owned
Reynosa	Mexico	Manufacturing (Wire)	100,000	2018
Reynosa	Mexico	Manufacturing (Ignition)	153,000	2018

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2016
Grapevine	TX	Manufacturing	180,000	Owned
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Remanufacturing (Compressors)	82,000	2019
Reynosa	Mexico	Manufacturing	55,000	2017

		Europe

Bialystok	Poland	Manufacturing (Ignition)	60,300	2022

		Other

Mississauga	Canada	Administration and Distribution (Ignition, Wire, Temperature Control)	128,400	2016
Irving	TX	Training Center	13,400	2016

The real property that we own in Indiana, Kansas, South Carolina, Virginia and Texas and in St. Thomas, Canada is encumbered by a mortgage or deed of trust, as applicable, in favor of General Electric Capital Corporation or its affiliated company, as agent for our revolving credit facility.

Index
ITEM 3.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2014, approximately 2,125 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2014, the amounts paid for settled claims are approximately $17.6 million.

We are currently involved in various other legal claims and legal proceedings (some of which may involve substantial amounts), including claims related to commercial disputes, product liability, employment, and environmental.  Although these legal claims and legal proceedings are subject to inherent uncertainties, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the ultimate outcome of these matters will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.  We may at any time determine that settling any of these matters is in our best interests, which settlement may include substantial payments.  Although we cannot currently predict the specific amount of any liability that may ultimately arise with respect to any of these matters, we will record provisions when the liability is considered probable and reasonably estimable.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.  As additional information becomes available, we reassess our potential liability related to these matters. Such revisions of the potential liabilities could have a material adverse effect on our business, financial condition or results of operations.

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

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the NYSE and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2014:
First Quarter	$37.02	$30.28	$0.13
Second Quarter	44.85	35.50	0.13
Third Quarter	45.80	34.17	0.13
Fourth Quarter	40.25	32.62	0.13
Fiscal Year ended December 31, 2013:
First Quarter	$28.50	$21.35	$0.11
Second Quarter	35.92	27.35	0.11
Third Quarter	38.05	28.07	0.11
Fourth Quarter	39.99	32.10	0.11

The last reported sale price of our common stock on the NYSE on February 24, 2015 was $39.22 per share.  As of February 24, 2015, there were 490 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our current practice is to pay dividends on a quarterly basis.  In January 2015, our Board voted to increase our quarterly dividend to a rate of $0.15 per share per quarter.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2014.

Index
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For a discussion of our stock repurchases, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

October 1-31, 2014	14,918	$34.39	14,918	$—
November 1-30, 2014	—	—	—	—
December 1-31, 2014	—	—	—	—
Total	14,918	$34.39	14,918	$—

(1)	In February 2014, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. All shares were purchased through the publicly announced stock repurchase program in open market transactions.

(2)	In February 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

Index
The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2009 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2009	100	100	100
2010	164	115	156
2011	245	117	136
2012	277	136	137
2013	466	180	225
2014	489	205	233

* Source: S&P Capital IQ

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2014.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$980,392	$983,704	$948,916	$874,625	$810,910
Gross profit	289,630	290,454	259,669	229,147	207,606
Litigation charge (1)	10,650	—	—	—	—
Operating income	85,338	86,863	71,431	64,899	46,793
Earnings from continuing operations	52,899	53,043	42,969	64,327	24,700
Loss from discontinued operations, net of tax	(9,870)	(1,593)	(1,616)	(1,926)	(2,740)
Net earnings (2) (3)	43,029	51,450	41,353	62,401	21,960
Per Share Data:
Earnings from continuing operations:
Basic	$2.31	$2.31	$1.88	$2.82	$1.10
Diluted	2.28	2.28	1.86	2.78	1.09
Earnings per common share:
Basic	1.88	2.24	1.81	2.74	0.97
Diluted	1.85	2.21	1.79	2.70	0.97
Cash dividends per common share	0.52	0.44	0.36	0.28	0.20
Other Data:
Depreciation and amortization	$17,295	$17,595	$16,466	$14,145	$13,574
Capital expenditures	13,904	11,410	11,811	11,037	10,806
Dividends	11,905	10,107	8,215	6,381	4,508
Cash Flows Provided By (Used In):
Operating activities	$46,987	$57,616	$93,560	$75,307	$28,078
Investing activities	(51,200)	(24,762)	(49,912)	(75,890)	(7,888)
Financing activities	15,316	(39,295)	(42,787)	566	(19,413)
Balance Sheet Data (at period end):
Cash and cash equivalents	$13,728	$5,559	$13,074	$10,871	$12,135
Working capital	215,204	225,761	196,381	172,106	169,875
Total assets	673,551	615,523	576,594	550,722	492,801
Total debt	56,816	21,481	40,648	73,299	65,596
Long‑term debt (excluding current portion)	83	16	75	190	307
Stockholders’ equity	374,153	349,432	307,587	271,953	209,883

Index
Notes to Selected Financial Data

(1)	During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party. The settlement amount was funded from cash on hand and available credit under our revolving credit facility.

(2)	We recorded an after tax gain (charge) of $(9.9) million, $(1.6) million, $(1.6) million, $(1.9) million, and $(2.7) million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos‑related liability for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

(3)	In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our provision for income taxes related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2014.

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with an increasing focus on heavy duty, industrial equipment and the original equipment service market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s newly formed organization, the Automotive Parts Services Group or The Group, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, BWD®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Select®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels, such as CARQUEST® BWD®, CARQUEST® Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, NAPA® Echlin®, Mileage Plus®, NAPA Proformer™, NAPA Temp Products™, Cold Power® and NAPA® Belden®.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•	Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding customer service.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of customer service and reliability;
•	continuing to maximize our production, supply chain and distribution efficiencies;

Index
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost regions; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•	Provide Superior Customer Service, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•	Expand Our Product Lines. We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

•	Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•	Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management, customer collaborations and vendor managed inventory initiatives;
•	evaluating additional opportunities to relocate manufacturing to our low-cost, off-shore plants;
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia without compromising product quality;
•	enhancing company‑wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company‑wide overhead and operating expense cost reduction programs.

•	Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through potential acquisitions.

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

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Comparison of Fiscal Years 2014 and 2013

Sales.  Consolidated net sales for 2014 were $980.4 million, a decrease of $3.3 million compared to $983.7 million in the same period of 2013.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments as compared to 2013.

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2014 and 2013, respectively:

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2014
Net sales	$709,263	$259,065	$12,064	$980,392
Gross margins	220,145	55,838	13,647	289,630
Gross margin percentage	31%	21.6%	—%	29.5%

2013
Net sales	$711,245	$262,537	$9,922	$983,704
Gross margins	218,294	58,150	14,010	290,454
Gross margin percentage	30.7%	22.1%	—%	29.5%

Engine Management’s net sales decreased $2 million to $709.3 million for 2014.  The year-over-year decrease in net sales resulted primarily from lower net sales in the OE/OES and export markets as compared to 2013, which more than offset the higher net sales in the retail, traditional and specialty markets.

Temperature Control’s net sales decreased $3.5 million, or 1.3%, to $259.1 million for 2014.  The year-over-year decrease in net sales at Temperature Control resulted from the lower results in the traditional and retail markets offset, in part, by the higher net sales in the OE/OES and specialty markets.  Included in the 2014 net sales are incremental sales of $8.5 million from the business acquired in connection with our asset acquisition of Annex Manufacturing in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales decreased $12 million compared to 2013.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, were flat at 29.5% when compared to 2013.  Gross margins at Engine Management increased 0.3 percentage points from 30.7% to 31% while gross margins at Temperature Control decreased 0.5 percentage points from 22.1% to 21.6%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of improved global sourcing and manufacturing efficiencies, including the increase in manufacturing at our lower cost facilities.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from lower production volumes to bring inventories in line with anticipated market demand.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased by $7.8 million to $193.5 million or 19.7% of consolidated net sales in 2014, as compared to $201.3 million or 20.5% of consolidated net sales in 2013.  The decrease in SG&A expenses as compared to 2013 is principally due to lower employee benefit costs and savings from the integration of the CompressorWorks acquisition in April 2012.

Litigation Charge.  During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was funded from cash on hand and available credit under our revolving credit facility.  For additional information, see Note 19 of the notes to our financial statements.

Restructuring and Integration Expenses.  Restructuring and integration expenses decreased to $1.2 million in 2014 compared to $3.4 million in 2013.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2013	$1,556	$567	$1,619	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	971	226	—	1,197
Non-cash usage, including asset write-downs	(10)	(7)	—	(17)
Cash payments	(1,228)	(606)	(1,412)	(3,246)
Exit activity liability at December 31, 2014	$1,289	$180	$207	$1,676

During 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we recorded a charge of $1.8 million during the year ended December 31, 2013.

Other Income, Net.  Other income, net was $1.1 million in 2014 compared to $1 million for the year ended December 31, 2013.  During 2014 and 2013, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income decreased $1.6 million to $85.3 million in 2014, compared to $86.9 million in 2013.  The year-over year decline in operating income reflects the impact of lower net sales and the $10.6 million litigation charge incurred in 2014 in connection with a settlement agreement in a legal proceeding with a third party, offset in part by lower SG&A and restructuring and integration expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating expense, net was $2 million in 2014.  During 2014, we recognized foreign currency exchange losses of $1.6 million and equity losses from our joint ventures of $0.8 million, which were offset by interest and dividend income of $0.3 million.  Other non-operating income (expense), net during 2013 consisted of foreign currency losses of $0.1 million and equity losses from our joint ventures of $0.3 million, offset by interest and dividend income of $0.3 million.

Interest Expense. Interest expense decreased by $0.3 million to $1.6 million in 2014 compared to interest expense of $1.9 million in 2013 as average interest rates declined year-over-year.  The year-over-year decline in interest rates reflects the impact of the lower interest rates in our May 2013 amendment to our revolving credit facility.

Income Tax Provision.  The income tax provision for 2014 was $28.9 million at an effective tax rate of 35.3%, compared to $31.9 million at an effective tax rate of 37.6% in 2013.  The lower year-over-year effective tax rate is the result of the change in the mix of pre-tax income from the U.S. to the lower foreign tax rate jurisdictions, the reversal of previously established reserves for uncertain tax positions as a result of the expiration of the statue of limitations and tax return adjustments relating to production deductions and research and development credits.

Index
Loss from Discontinued Operations, Net of Income Tax Benefit.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2014 and 2013, and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During 2014 and 2013, we recorded a loss of $9.9 million and $1.6 million, net of tax, from discontinued operations, respectively.  The loss from discontinued operations for 2014 includes a $12.8 million pre-tax provision reflecting the impact of the results of the August 2014 actuarial study.  No similar adjustment to our asbestos liability was made in 2013 as the difference between the low end of the range in the August 2013 actuarial study and our recorded liability was not material.  As discussed more fully in Note 19 in the notes to our financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

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

Temperature Control’s net sales decreased $6.3 million, or 2.3%, to $262.5 million for 2013.  Included in the year end 2013 net sales were incremental sales of $16.6 million from our asset acquisition of CompressorWorks, Inc., acquired in April 2012.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales decreased $22.9 million compared to 2012.  The year-over-year decline in net sales, excluding the acquisition, resulted primarily from the impact of a cool, wet spring and milder summer weather conditions in 2013 as compared to the same period in the prior year.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased by 2.1 percentage points to 29.5% in 2013 from 27.4% in 2012.  Gross margins at Engine Management increased 2.5 percentage points from 28.2% to 30.7% while gross margins at Temperature Control increased 0.3 percentage points from 21.8% to 22.1%.  The gross margin percentage improvement in Engine Management compared to the prior year was primarily the result of increased volume, improved global sourcing and manufacturing efficiencies including the increase in manufacturing at our lower cost facilities.  The gross margin percentage improvement in Temperature Control compared to the prior year was primarily the result of the increase in manufacturing at our lower cost facilities and the benefits achieved as a result of the integration of CompressorWorks product lines.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased by $13.8 million to $201.3 million or 20.5% of consolidated net sales in 2013, as compared to $187.5 million or 19.8% of consolidated net sales in 2012.  The increase in SG&A expenses was principally due to the incremental expenses from our asset acquisition of CompressorWorks, Inc., including amortization of intangible assets acquired, and the higher sales, marketing and distribution expenses associated with the increased sales volumes.

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

Operating Income.  Operating income was $86.9 million in 2013, compared to $71.4 million in 2012.  The increase of $15.5 million was the result of higher year-over-year consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A and restructuring and integration expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating expense, net was $0.7 million for the year ended December 31, 2012 and included a fair market value adjustment for the option provided to the buyers of our European business in November 2009 to purchase 20% of our SMP Poland subsidiary.

Interest Expense. Interest expense decreased by $0.9 million to $1.9 million in 2013 compared to interest expense of $2.8 million in 2012 as average outstanding borrowings and average interest rates declined year-over-year.  The year-over-year decline in interest rates reflected the impact of the lower interest rates in our May 2013 amendment to our revolving credit facility.

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

Loss from Discontinued Operations, Net of Income Tax Benefit.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2013 and 2012, other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During each of 2013 and 2012, we recorded a loss of $1.6 million, net of tax, from discontinued operations.  As discussed more fully in Note 19 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2014 and 2013, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	2,446	911	3,357
Non-cash usage, including asset write-downs	—	(398)	(398)
Cash payments	(1,872)	(1,124)	(2,996)
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	639	558	1,197
Non-cash usage, including asset write-downs	—	(17)	(17)
Cash payments	(2,492)	(754)	(3,246)
Exit activity liability at December 31, 2014	$947	$729	$1,676

During 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we have recorded a charge of $1.8 million during the year ended December 31, 2013.

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2018 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities.  During 2014, cash provided by operations was $47 million, compared to $57.6 million in 2013.  Included in cash provided by operations during 2014 was a nonrecurring $10.6 million cash payment in connection with a settlement agreement in a legal proceeding with a third party.  During 2014, (1) the decrease in accounts receivable was $1.8 million compared to the year-over-year increase in accounts receivable of $27.3 million in 2013; (2) the increase in inventory was $6.7 million compared to the year-over-year increase in inventory of $6.1 million in 2013; (3) the decrease in accounts payable was $4.3 million compared to the year-over-year increase in accounts payable of $12.5 million in 2013; and (4) the decrease in sundry payables and accrued expenses was $7.7 million compared to the year-over-year increase in sundry payables and accrued expenses of $8.7 million in 2013.  We continue to actively manage our working capital to maximize our operating cash flow.

During 2013, cash provided by operations was $57.6 million, compared to $93.6 million in 2012.  The year-over-year decrease in cash provided by operations is primarily the result of year-over-year increases in accounts receivable, inventory, and prepaid expenses and other current assets partially offset by an increase in accounts payable balances.  Accounts receivable balances increased during 2013 resulting in a $27.3 million cash usage as compared to a decrease in accounts receivable balances during 2012, providing $15.4 million of operating cash flow.  The increase in inventory balances during 2013 resulted in a cash usage of $6.1 million as compared to a $1.6 million cash usage in 2012.  Prepaid expenses and other current assets increased during 2013 resulting in a $4 million cash usage as compared to a $0.7 million cash usage in 2012.  Accounts payable balances increased during 2013 providing $12.5 million of operating cash flow compared to an increase in 2012, providing $3.3 million of operating cash flow.  The increase in accounts receivable balances reflects the impact of strong fourth quarter 2013 net sales compared net sales in the fourth quarter 2012.

Index
Investing Activities.  Cash used in investing activities was $51.2 million in 2014, compared to $24.8 million in 2013 and $49.9 million in 2012.  Investing activities in 2014 consist of (1) our acquisition of certain assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million; (2) our acquisition of a 50% interest in the joint venture with Gwo Yng Enterprise Co., Ltd., a China based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets for $14 million; (3) our acquisition of certain assets of Annex Manufacturing of Fort Worth, Texas, a distributor of a variety of temperature control products for the automotive aftermarket, for $11.5 million; and (4) capital expenditures of $13.9 million.

Cash used in investing activities was $24.8 million in 2013.  Cash used in investing activities in 2013 consisted primarily of (1) our acquisition of an approximate 25% minority interest in Orange Electronic Co. Ltd., our supplier of tire pressure monitoring systems located in Taiwan, for $6.3 million, (2) our acquisition of the original equipment business of Standard Motor Products Holdings Ltd., our former affiliate in the U.K., for $6.5 million, and (3) $11.4 million in capital expenditures.

Cash used in investing activities was $49.9 million in 2012. Cash used in investing activities in 2012 included (1) a cash payment of $38.6 million related to the asset acquisition of CompressorWorks, Inc. and (2) capital expenditures of $11.8 million.

Financing Activities.  Cash provided by financing activities was $15.3 million in 2014, compared to cash used in financing activities of $39.3 million in 2013 and $42.8 million in 2012.  Borrowings under our revolving credit facility in 2014, along with the cash provided by operations, were used to pay dividends and to fund acquisitions, business investments, capital expenditures, and the repurchase of 284,284 shares of our common stock for $10 million.

Cash used in financing activities was $39.3 million in 2013.  The excess cash provided by operations over cash used in investing activities in 2013 was used to (1) pay down borrowings under our revolving credit facility; (2) to fund the purchase of 209,973 shares of our common stock for $6.9 million; (3) to pay $1.3 million of debt issuance costs in connection with our May 2013 amendment to our restated credit agreement; and (4) pay dividends.

Cash used in financing activities was $42.8 million in 2012.  The excess cash provided by operations over cash used in investing activities in 2012 was used to pay down borrowings under our revolving credit facility, to fund the purchase of 380,777 shares of our common stock for $5 million, and pay dividends.

Dividends of $11.9 million, $10.1 million and $8.2 million were paid in 2014, 2013 and 2012, respectively.

Liquidity

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends and principal and interest payments on indebtedness.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our secured revolving credit facility (as detailed below).

We have entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended) provides for a line of credit of up to $250 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2018.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $127.3 million available for us to borrow pursuant to the formula at December 31, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $56.6 million and $21.4 million at December 31, 2014 and 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During 2014 and 2013, our average daily index loan balance was $4.4 million and $4.1 million, respectively.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of December 31, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

Our Canadian Credit Agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders provides for a $10 million revolving credit facility.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

In May 2013, we amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Pursuant to these agreements, we sold $690.3 million and $672.8 million of receivables for the years ended December 31, 2014 and 2013, respectively.  A charge in the amount of $13.1 million, $13.9 million and $13.7 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

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

In February 2014, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program.  During the year ended December 31, 2014, we repurchased 284,284 shares of our common stock under this program at a total cost of $10 million.  No stock repurchases remain available under the 2014 program as the entire $10 million was utilized.

In February 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

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

The following table summarizes our contractual commitments as of December 31, 2014 and expiration dates of commitments through 2023:

(In thousands)	2015	2016	2017	2018	2019	2020- 2023	Total
Lease obligations	$7,629	$6,235	$4,008	$2,293	$865	$1,356	$22,386
Postretirement and pension benefits	9,400	1,300	68	64	60	226	11,118
Severance payments related to restructuring and integration	877	39	20	11	—	—	947
Total commitments	$17,906	$7,574	$4,096	$2,368	$925	$1,582	$34,451

(1)	Indebtedness under our revolving credit facilities of $56.6 million as of December 31, 2014 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

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

We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers.  The production of air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers, involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers or from returns pursuant to an exchange program with customers.  Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory the used core exchanged at standard cost through a credit to cost of sales when it is actually received from the customer.

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At December 31, 2014, the allowance for sales returns was $30.6 million.  Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2014, the allowance for doubtful accounts and for discounts was $6.4 million.

Index
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

The valuation allowance of $0.4 million as of December 31, 2014 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers, state investment tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $51.5 million as of December 31, 2014, which is net of the remaining valuation allowance.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of December 31, 2014, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, (“ASU 2015-01”), which removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  The new guidance requires similar separate presentation of items that are both unusual and infrequent.  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, we will present transactions that are both unusual and infrequent on a pre-tax basis within continuing operations in the income statement.

Index
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2014, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the offsetting effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2014, we had approximately $56.8 million in loans and financing outstanding, of which approximately $0.2 million bear interest at fixed interest rates and approximately $56.6 million bear interest at variable rates of interest.  We invest our excess cash in highly liquid short‑term investments. Our percentage of variable rate debt to total debt was 99.5% and 99.6% at December 31, 2014 and 2013, respectively.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.7 million negative impact on our earnings or cash flows.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2014 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2014.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited Standard Motor Products, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 27, 2015

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 27, 2015

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except share and per share data)
Net sales	$980,392	$983,704	$948,916
Cost of sales	690,762	693,250	689,247
Gross profit	289,630	290,454	259,669
Selling, general and administrative expenses	193,525	201,256	187,495
Litigation charge	10,650	—	—
Restructuring and integration expenses	1,197	3,357	1,437
Other income, net	1,080	1,022	694
Operating income	85,338	86,863	71,431
Other non-operating income (expense), net	(1,969)	1	(696)
Interest expense	1,616	1,902	2,788
Earnings from continuing operations before taxes	81,753	84,962	67,947
Provision for income taxes	28,854	31,919	24,978
Earnings from continuing operations	52,899	53,043	42,969
Loss from discontinued operations, net of income tax benefit of $6,580, $1,062 and $1,077	(9,870)	(1,593)	(1,616)
Net earnings	$43,029	$51,450	$41,353
Net earnings per common share – Basic:
Earnings from continuing operations	$2.31	$2.31	$1.88
Discontinued operations	(0.43)	(0.07)	(0.07)
Net earnings per common share – Basic	$1.88	$2.24	$1.81
Net earnings per common share – Diluted:
Earnings from continuing operations	$2.28	$2.28	$1.86
Discontinued operations	(0.43)	(0.07)	(0.07)
Net earnings per common share – Diluted	$1.85	$2.21	$1.79
Dividends declared per share	$0.52	$0.44	$0.36
Average number of common shares	22,899,516	22,974,690	22,812,077
Average number of common shares and dilutive common shares	23,239,925	23,270,067	23,050,340

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net earnings	$43,029	$51,450	$41,353
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,781)	(1,101)	1,585
Pension and postretirement plans:
Amortization of:
Prior service benefit	(3,017)	(4,317)	(4,784)
Unrecognized loss	2,435	3,123	3,096
Unrecognized amounts	(413)	(343)	33
Foreign currency exchange rate changes	(34)	(32)	14
Income tax benefit (expense) related to pension and postretirement plans	372	577	636
Pension and postretirement plans, net of tax	(657)	(992)	(1,005)
Total other comprehensive income (loss), net of tax	(4,438)	(2,093)	580
Comprehensive income	$38,591	$49,357	$41,933

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,728	$5,559
Accounts receivable, less allowances for discounts and doubtful accounts of $6,369 and $6,969 in 2014 and 2013, respectively	126,524	125,201
Inventories, net	278,051	269,447
Deferred income taxes	36,534	35,633
Prepaid expenses and other current assets	11,196	10,237
Total current assets	466,033	446,077

Property, plant and equipment, net	64,611	63,646
Goodwill	54,975	38,005
Other intangibles, net	34,402	34,861
Deferred incomes taxes	14,941	10,278
Other assets	38,589	22,656
Total assets	$673,551	$615,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$56,558	$21,406
Current portion of long-term debt	175	59
Accounts payable	70,674	71,469
Sundry payables and accrued expenses	49,412	41,939
Accrued customer returns	30,621	31,464
Accrued rebates	26,076	28,758
Payroll and commissions	17,313	25,221
Total current liabilities	250,829	220,316

Long-term debt	83	16
Other accrued liabilities	15,024	21,840
Accrued asbestos liabilities	33,462	23,919
Total liabilities	299,398	266,091
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	91,411	87,563
Retained earnings	259,160	228,036
Accumulated other comprehensive income	(2,652)	1,786
Treasury stock - at cost (1,043,064 shares and 981,004 shares in 2014 and 2013, respectively)	(21,638)	(15,825)
Total stockholders’ equity	374,153	349,432
Total liabilities and stockholders’ equity	$673,551	$615,523

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,029	$51,450	$41,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,295	17,595	16,466
Amortization of deferred financing cost	699	893	1,161
Increase (decrease) to allowance for doubtful accounts	(497)	641	(728)
Increase to inventory reserves	3,553	4,636	4,921
Amortization of deferred gain on sale of buildings	(1,048)	(1,048)	(1,048)
Equity loss from joint ventures	822	285	—
Employee Stock Ownership Plan allocation	1,826	4,376	3,865
Stock-based compensation	4,843	3,668	2,358
Excess tax benefits related to exercise of employee stock grants	(1,269)	(1,264)	(343)
(Increase) decrease in deferred income taxes	(4,959)	(527)	6,098
Decrease in unrecognized tax benefit	(350)	—	—
Decrease in tax valuation allowance	(342)	(480)	(669)
Loss on discontinued operations, net of tax	9,870	1,593	1,616
Change in assets and liabilities:
(Increase) decrease in accounts receivable	1,755	(27,278)	15,393
(Increase) in inventories	(6,712)	(6,094)	(1,556)
(Increase) in prepaid expenses and other current assets	(959)	(4,048)	(659)
Increase (decrease) in accounts payable	(4,329)	12,497	3,287
Increase (decrease) in sundry payables and accrued expenses	(7,697)	8,673	6,837
Net changes in other assets and liabilities	(8,543)	(7,952)	(4,792)
Net cash provided by operating activities	46,987	57,616	93,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(37,726)	(12,760)	(38,594)
Capital expenditures	(13,904)	(11,410)	(11,811)
Other investing activities	430	(592)	493
Net cash used in investing activities	(51,200)	(24,762)	(49,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	35,152	(19,046)	(32,547)
Net borrowings (payments) of long-term debt and capital lease obligations	182	(120)	(105)
Purchase of treasury stock	(10,000)	(6,864)	(4,999)
Increase (decrease) in overdraft balances	522	(3,312)	2,387
Payments of debt issuance costs	—	(1,261)	—
Proceeds from exercise of employee stock options	96	151	349
Excess tax benefits related to the exercise of employee stock grants	1,269	1,264	343
Dividends paid	(11,905)	(10,107)	(8,215)
Net cash provided by (used in) financing activities	15,316	(39,295)	(42,787)
Effect of exchange rate changes on cash	(2,934)	(1,074)	1,342
Net increase (decrease) in cash and cash equivalents	8,169	(7,515)	2,203
CASH AND CASH EQUIVALENTS at beginning of year	5,559	13,074	10,871
CASH AND CASH EQUIVALENTS at end of year	$13,728	$5,559	$13,074

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$882	$1,050	$1,636
Income taxes	$27,562	$33,489	$16,087

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2011	$47,872	$79,789	$153,555	$3,299	$(12,562)	$271,953
Net earnings	—	—	41,353	—	—	41,353
Other comprehensive income, net of tax	—	—	—	580	—	580
Cash dividends paid ($0.36 per share)	—	—	(8,215)	—	—	(8,215)
Purchase of treasury stock	—	—	—	—	(4,999)	(4,999)
Stock-based compensation and related tax benefits	—	584	—	—	2,010	2,594
Stock options exercised and related tax benefits	—	136	—	—	320	456
Employee Stock Ownership Plan	—	1,839	—	—	2,026	3,865

BALANCE AT DECEMBER 31, 2012	47,872	82,348	186,693	3,879	(13,205)	307,587
Net earnings	—	—	51,450	—	—	51,450
Other comprehensive loss, net of tax	—	—	—	(2,093)	—	(2,093)
Cash dividends paid ($0.44 per share)	—	—	(10,107)	—	—	(10,107)
Purchase of treasury stock	—	—	—	—	(6,864)	(6,864)
Stock-based compensation and related tax benefits	—	2,917	—	—	1,933	4,850
Stock options exercised and related tax benefits	—	84	—	—	149	233
Employee Stock Ownership Plan	—	2,214	—	—	2,162	4,376

BALANCE AT DECEMBER 31, 2013	47,872	87,563	228,036	1,786	(15,825)	349,432
Net earnings	—	—	43,029	—	—	43,029
Other comprehensive income (loss), net of tax	—	—	—	(4,438)	—	(4,438)
Cash dividends paid ($0.52 per share)	—	—	(11,905)	—	—	(11,905)
Purchase of treasury stock	—	—	—	—	(10,000)	(10,000)
Stock-based compensation and related tax benefits	—	3,005	—	—	3,065	6,070
Stock options exercised and related tax benefits	—	17	—	—	122	139
Employee Stock Ownership Plan	—	826	—	—	1,000	1,826

BALANCE AT DECEMBER 31, 2014	$47,872	$91,411	$259,160	$(2,652)	$(21,638)	$374,153

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our” or the “Company”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on heavy duty, industrial equipment and the original equipment service market. The consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories are valued at the lower of cost (determined by means of the first-in, first-out method) or market.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of lower of cost or market are determined based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $45.2 million and $42.7 million as of December 31, 2014 and 2013, respectively.

We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers.  The production of air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers, involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers, or from returns pursuant to an exchange program with customers.  Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, and put back to inventory the used core exchanged at standard cost through a credit to cost of sales when it is actually received from the customer.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of our U.S. foreign tax credit carryovers, state tax credit carryovers and foreign net operating loss carryovers.  In determining whether a valuation allowance is warranted, we consider all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

The valuation allowance of $0.4 million as of December 31, 2014 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers, state investment tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $51.5 million as of December 31, 2014, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  The effective tax rate includes the net impact of changes in the liability for uncertain tax positions.  As of December 31, 2014, we do not believe there is a need to establish a liability for uncertain tax positions.

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

	2014	2013	2012
	(In thousands)
Weighted average common shares outstanding – Basic	22,900	22,975	22,812
Plus incremental shares from assumed conversions:
Dilutive effect of restricted shares and performance shares	335	287	231
Dilutive effect of stock options	5	8	7
Weighted average common shares outstanding – Diluted	23,240	23,270	23,050

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2014	2013	2012
	(In thousands)
Stock options	4	8	22
Restricted and performance shares	276	203	200

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

Loss Contingencies

We have loss contingencies, for such matters as legal claims and legal proceedings.  Establishing loss reserves for these matters requires estimates, judgment of risk exposure and ultimate liability.  We record provisions when the liability is considered probable and reasonably estimable.  Significant judgment is required for both the determination of probability and the determination as to whether an exposure can be reasonably estimated.  We maintain an ongoing monitoring and identification process to assess how the activities are progressing against the accrued estimated costs.  As additional information becomes available, we reassess our potential liability related to these matters.  Adjustments to the liabilities are recorded in the statement of operations in the period when additional information becomes available.  Such revisions of the potential liabilities could have a material adverse effect on our business, financial condition or results of operations.

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2014, 66% of our consolidated net sales in 2013 and 64% of our consolidated net sales in 2012.  During 2014, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 16% and 10% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2014 and 2013 were uninsured.  Foreign cash balances at December 31, 2014 and 2013 were $10.7 million and $4.7 million, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, (“ASU 2015-01”), which removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  The new guidance requires similar separate presentation of items that are both unusual and infrequent.  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, we will present transactions that are both unusual and infrequent on a pre-tax basis within continuing operations in the income statement.

2.	Business Acquisitions and Investments

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

In April 2014, we acquired certain assets and assumed certain liabilities of Annex Manufacturing, a privately held company, for $11.5 million in cash funded by our revolving credit facility.  Annex Manufacturing, located in Fort Worth, Texas, distributes a variety of temperature control products for the automotive aftermarket.  Revenues generated from the acquired business were approximately $22 million for the year ended December 31, 2013, of which approximately 40% of the volume was sold to us.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues included in our consolidated statements of operations for the Annex Manufacturing acquisition from the date of acquisition through December 31, 2014 were $8.5 million.  Revenues from the Pensacola Fuel Injection, Inc. acquisition from the date of acquisition were not material.

Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd. Equity Investment

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

Revenues included in our consolidated statements of operations for the SMP Europe acquisition from the date of acquisition through December 31, 2013 and during the year ended December 31, 2014 were not material.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2014 and 2013, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2012	$2,226	$1,553	$3,779
Restructuring and integration costs:
Amounts provided for during 2013	2,446	911	3,357
Non-cash usage, including asset write-downs	—	(398)	(398)
Cash payments	(1,872)	(1,124)	(2,996)
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	639	558	1,197
Non-cash usage, including asset write-downs	—	(17)	(17)
Cash payments	(2,492)	(754)	(3,246)
Exit activity liability at December 31, 2014	$947	$729	$1,676

During 2013, we offered a voluntary separation incentive program to certain eligible employees to reduce costs and improve our operating efficiency.  Eligible employees, who accepted the program, received enhanced severance and other retiree benefit enhancements.  In connection with the program, we had recorded a charge of $1.8 million during the year ended December 31, 2013.

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2014 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2018 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $690.3 million and $672.8 million of receivables for the years ended December 31, 2014 and 2013, respectively.  A charge in the amount of $13.1 million, $13.9 million and $13.7 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventories, Net

	December 31,
	2014	2013
	(In thousands)
Finished goods, net	$185,655	$181,735
Work-in-process, net	4,722	4,984
Raw materials, net	87,674	82,728
Total inventories, net	$278,051	$269,447

6.	Property, Plant and Equipment

	December 31,
	2014	2013
	(In thousands)
Land, buildings and improvements	$45,050	$44,930
Machinery and equipment	128,998	128,796
Tools, dies and auxiliary equipment	40,352	36,324
Furniture and fixtures	23,830	23,508
Leasehold improvements	7,436	6,840
Construction-in-progress	7,409	5,917
Total property, plant and equipment	253,075	246,315
Less accumulated depreciation	188,464	182,669
Total property, plant and equipment, net	$64,611	$63,646

Depreciation expense was $11.8 million in 2014, $12 million in 2013 and $11.2 million 2012.

7.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2014.

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  We have decided to perform the two-step impairment test for goodwill at both the Engine Management and Temperature Control reporting units at December 31, 2014.  The first step of the impairment analysis consists of a comparison of the fair value of the reporting units with their respective carrying amounts, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, step two of the impairment analysis is not required.  The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2014.  Our December 31, 2014 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were in excess of their carrying amounts.  While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying values.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2012
Goodwill	$64,612	$9,703	$74,315
Accumulated impairment losses	(38,488)	—	(38,488)
	$26,124	$9,703	$35,827
Activity in 2013
Acquisition of European OE Business	$2,027	$—	$2,027
Foreign currency exchange rate change	151	—	151
Balance as of December 31, 2013
Goodwill	66,790	9,703	76,493
Accumulated impairment losses	(38,488)	—	(38,488)
	$28,302	$9,703	$38,005
Activity in 2014
Acquisition of assets of Pensacola Fuel Injection, Inc.	$12,528	$—	$12,528
Acquisition of assets of Annex Manufacturing	—	4,567	4,567
Foreign currency exchange rate change	(125)	—	(125)
Balance as of December 31, 2014
Goodwill	79,193	14,270	93,463
Accumulated impairment losses	(38,488)	—	(38,488)
	$40,705	$14,270	$54,975

In January 2014, we acquired certain assets and assumed certain liabilities of Pensacola Fuel Injection, Inc., a privately held company, for $12.2 million.  The purchase price exceeded the fair value of the acquired net assets and accordingly, $12.5 million was allocated to goodwill in our consolidated balance sheet.

In April 2014, we acquired certain assets and assumed certain liabilities of Annex Manufacturing, a privately held company, for $11.5 million.  The purchase price exceeded the fair value of the acquired net assets and accordingly, $4.6 million was allocated to goodwill in our consolidated balance sheet.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2014 and 2013 consist of:

	December 31,
	2014	2013
	(In thousands)
Customer relationships	$48,646	$44,179
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	910
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,299	52,772
Less accumulated amortization (1)	(24,120)	(19,202)
Net acquired intangible assets	$33,179	$33,570

(1)	Applies to all intangible assets, except for related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

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

In February 2013, we acquired the original equipment business of SMP Europe, our former affiliate in the U.K.  Intangible assets acquired in the acquisition consist of $3.8 million of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Total amortization expense for acquired intangible assets was $5 million for the year ended December 31, 2014, $5 million for the year ended December 31, 2013, and $4.7 million for the year ended December 31, 2012.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $5 million for 2015, $4.9 million in 2016, $4.7 million in 2017 and $13.4 million in the aggregate for the years 2018 through 2028.

Other Intangible Assets

Other intangible assets include computer software.  As of December 31, 2014 and 2013, these costs totaled $17.2 million and $16.8 million, respectively, and total accumulated computer software amortization was $16 million and $15.5 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8.	Other Assets

	December 31,
	2014	2013
	(In thousands)
Equity in joint ventures	$20,004	$6,308
Deferred financing costs, net	1,570	2,275
Long term receivables	6,513	5,047
Other	10,502	9,026
Total other assets, net	$38,589	$22,656

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in the above caption “Other” is $9.8 million and $8.3 million of assets held in a nonqualified defined contribution pension plan for the years ended December 31, 2014 and 2013, respectively.

Equity Method Investments

In April 2014, we formed a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets.  We acquired our 50% interest in the joint venture for $14 million.  We determined that due to a lack of a voting majority and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. for $6.3 million.  Orange Electronic Co., Ltd. is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  Our minority interest in Orange Electronic Co., Ltd. is accounted for using the equity method of accounting.

9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Revolving credit facilities	$56,558	$21,406
Other	258	75
Total debt	$56,816	$21,481

Current maturities of long-term debt	$56,733	$21,465
Long-term debt	83	16
Total debt	$56,816	$21,481

Maturities of long-term debt are $0.2 million for the year ended December 31, 2015.  Maturities of long-term debt beyond December 31, 2015 are not material.

Deferred Financing Costs

We had deferred financing costs of $2.3 million and $3 million as of December 31, 2014 and 2013, respectively.  Deferred financing costs as of December 31, 2014 are related to our revolving credit facility.  In connection with the amendment to our revolving credit facility in May 2013, we incurred and capitalized $1.3 million of costs related to bank, legal and other professional fees which are being amortized through 2018, the remaining term of the amended revolving credit facility.

Scheduled amortization for future years, assuming no further prepayments of principal is as follows:

(In thousands)
2015	$697
2016	697
2017	697
2018	176
Total amortization	$2,267

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving Credit Facility

We have entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended) provides for a line of credit of up to $250 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2018.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $127.3 million available for us to borrow pursuant to the formula at December 31, 2014.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $56.6 million and $21.4 million at December 31, 2014 and 2013, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  At December 31, 2013, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $18 million in direct borrowings at 1.7% and an index loan of $3.4 million at 3.8%.  During 2014 and 2013, our average daily index loan balance was $4.4 million and $4.1 million, respectively.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of December 31, 2014, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Our restated credit agreement also permits dividends and distributions by us provided specific conditions are met.

Canadian Revolving Credit Facility

Our Canadian Credit Agreement with GE Canada Finance Holding Company, for itself and as agent for the lenders provides for a $10 million revolving credit facility.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

In May 2013, we amended our Canadian Credit Agreement to extend the maturity date of the agreement to March 2018 and modify certain provisions, including interest rates, to parallel the revolving credit provisions of the restated credit agreement (described above).  The amended credit agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of December 31, 2014, we have no outstanding borrowings under the Canadian Credit Agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series.  In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000.  The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights.  Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company.  No such shares were outstanding at December 31, 2014 and 2013.

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

In February 2014, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program.  During the year ended December 31, 2014, we repurchased 284,284 shares of our common stock under this program at a total cost of $10 million.  No stock repurchases remain available under the 2014 program as the entire $10 million was utilized.

In February 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2012	$4,663	$(784)	$3,879
Other comprehensive income before reclassifications	(1,101)	(375)	(1,476)
Amounts reclassified from accumulated other comprehensive income	—	(617)	(617)
Other comprehensive income, net	(1,101)	(992)	(2,093)
Balance at December 31, 2013	$3,562	$(1,776)	$1,786
Other comprehensive income before reclassifications	(3,781)	(447)	(4,228)
Amounts reclassified from accumulated other comprehensive income	—	(210)	(210)
Other comprehensive income, net	(3,781)	(657)	(4,438)
Balance at December 31, 2014	$(219)	$(2,433)	$(2,652)

Reclassifications Out of Accumulated Other Comprehensive Income

	Year Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2014	2013
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(3,017)	$(4,317)
Unrecognized loss (1)	2,435	3,123
Total before income tax	(582)	(1,194)
Income tax benefit	372	577
Total reclassifications for the period	$(210)	$(617)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Notes 13 and 14 for additional details).

12.	Stock-Based Compensation Plans

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders.  In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.  During 2014, we had three active stock-based compensation plans.

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

Stock-based compensation expense under our existing plans was $4.3 million ($2.8 million, net of tax) or $0.12 per basic and diluted share, $3.2 million ($2 million, net of tax) or $0.09 per basic and diluted share, and $1.9 million ($1.2 million, net of tax) or $0.05 per basic and diluted share for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Option Grants

Under the 2004 Omnibus Stock Option Plan, we were authorized to issue options to purchase 500,000 shares of common stock. The options become exercisable over a three to five year period and expire at the end of ten years following the date of grant. At December 31, 2014, there were options outstanding to purchase an aggregate of 7,875 shares of common stock.

Under the 2004 Independent Directors’ Stock Option Plan, we were authorized to issue options to purchase an additional 50,000 shares of common stock. The options become exercisable one year after the date of grant and expire at the end of ten years following the date of grant.  At December 31, 2014, there were options outstanding to purchase an aggregate of 2,000 shares of common stock.

At December 31, 2014, under all of our stock option plans, there were outstanding options to purchase an aggregate of 9,875 shares of common stock.  There were no options outstanding to purchase shares of common stock granted under the 2006 Omnibus Incentive Plan.

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2012	29,150	$12.20	1.9
Expired	—	—	—
Exercised	(12,275)	12.29	—
Forfeited, other	—	—	—
Outstanding at December 31, 2013	16,875	12.14	1.0
Expired	—	—	—
Exercised	(7,000)	13.76	—
Forfeited, other	—	—	—
Outstanding at December 31, 2014	9,875	10.99	0.4

Options exercisable at December 31, 2014	9,875	$10.99	0.4

The aggregate intrinsic value of all outstanding stock options as of December 31, 2014 was $0.3 million.  All outstanding stock options as of December 31, 2014 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.2 million for the years ended December 31, 2014 and 2013.  There were no stock options granted in 2014.

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

Under the 2006 Omnibus Incentive Plan, 1,900,000 shares are authorized to be issued.  At December 31, 2014, under the plan, there were an aggregate of (a) 1,388,802 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 511,198 shares of common stock available for future grants.  For the year ended December 31, 2014, 256,443 restricted and performance-based shares were granted (210,193 restricted shares and 46,250 performance-based shares), and for the year ended December 31, 2013, 215,975 restricted and performance-based shares were granted (172,975 restricted shares and 43,000 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $4.3 million ($2.8 million, net of tax), $3.2 million ($2 million, net of tax) and $1.9 million ($1.2 million, net of tax), for the years ended December 31, 2014, 2013 and 2012, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $11.8 million and $9.5 million at December 31, 2014 and 2013, respectively and is expected to be recognized over a weighted average period of 5.1 years and 0.3 years for employees and directors, respectively, as of December 31, 2014 and over a weighted average period of 5.6 years and 0.3 years for employees and directors, respectively, as of December 31, 2013.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our restricted and performance-based share activity was as follows for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2012	533,625	$13.03
Granted	215,975	30.53
Vested	(108,875)	10.33
Forfeited	(10,125)	14.49
Balance at December 31, 2013	630,600	19.47
Granted	256,443	32.22
Vested	(132,325)	15.50
Forfeited	(5,700)	18.77
Balance at December 31, 2014	749,018	$24.62

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2014, 2013 and 2012 was $18.4 million (or $24.62 per share), $12.3 million (or $19.47 per share), and $7 million (or $13.03 per share), respectively.

13.	Retirement Benefit Plans

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2014	$8,267
2013	8,115
2012	8,100

We maintain an unfunded Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2013, contributions of $0.5 million were made related to calendar year 2012.  In March 2014, contributions of $0.4 million were made related to calendar year 2013.  We have recorded an obligation of $0.5 million for 2014.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2014, we contributed to the trust an additional 58,570 shares from our treasury and released 58,600 shares from the trust leaving 400 shares remaining in the trust as of December 31, 2014.  The provision for expense in connection with the ESOP was approximately $1.8 million in 2014, $4.4 million in 2013 and $3.9 million in 2012.

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

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for the SERP, as of and for the years ended December 31, 2014 and 2013, were (in thousands):

	Defined Benefit Retirement Plan
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$5,661	$4,725
Service cost	164	180
Interest cost	277	235
Actuarial loss	436	521
Benefit obligation at end of year	$6,538	$5,661

Unfunded status of the plan	$(6,538)	$(5,661)

Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$6,538	$5,661
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	1,389	1,342
Unrecognized prior service cost	—	—

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following defined benefit plan amounts were included in other comprehensive income (loss), net of tax, during the year ended December 31, 2014 (in thousands):

	Incurred but Not Recognized	Reclassification Adjustment for Prior Period Amounts Recognized
Actuarial gains (losses)
SERP defined benefit plan	$261	$233

Prior service (cost) credit
SERP defined benefit plan	—	—
	$261	$233

Unrecognized net actuarial losses included in accumulated other comprehensive income at the end of 2014 and expected to be recognized in net periodic benefit cost during 2015 is $0.7 million ($0.4 million, net of tax).

The components of net periodic benefit cost for our defined benefit plan include the following (in thousands):

	December 31,
Defined benefit retirement plan:	2014	2013	2012
Service cost	$164	$180	$130
Interest cost	277	235	186
Amortization of prior service cost	—	28	110
Amortization of unrecognized loss	388	690	261
Net periodic benefit cost	$829	$1,133	$687

Actuarial assumptions used to determine costs and benefit obligations related to our defined benefit plan are as follows:

	December 31,
	2014	2013	2012
Discount rates	4.00%	4.90%	4.00%
Salary increase	N/A	4.00%	4.00%

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

For the defined benefit pension plan, the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of the plan’s assets are as follows (in thousands):

	December 31,
	2014	2013
Projected benefit obligation	$6,538	$5,661
Accumulated benefit obligation	6,538	5,123
Fair value of plan assets	—	—

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

Plan Benefits

2015	$7,143
2016	—
2017	—
2018	—
2019	—
Years 2020 – 2024	—

14.	Postretirement Medical Benefits

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1995.  Under the U.S. plan, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Monthly, a fixed amount is credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits are funded in a pay-as-you-go basis.  The postretirement medical plans to substantially all eligible U.S. and Canadian employees will terminate on December 31, 2016.  There will be no change to the eligibility or plan provided to the 41 former union employees.

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2014 and 2013, were as follows (in thousands):

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$4,960	$5,950	$126	$156
Service cost	1	1	—	—
Interest cost	26	33	4	5
Benefits paid	(772)	(850)	(26)	(21)
Actuarial loss (gain)	(23)	(174)	17	(4)
Translation adjustment	—	—	(11)	(10)
Benefit obligation at end of year	$4,192	$4,960	$110	$126
(Unfunded) status of the plans	$(4,192)	$(4,960)	$(110)	$(126)

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2014	2013	2014	2013
Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$4,192	$4,960	$110	$126
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	2,973	5,087	(65)	(129)
Unrecognized prior service cost (credit)	—	(2,888)	(201)	(335)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2015 are $1.7 million and $(0.1) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2014	2013	2012
Service cost	$1	$1	$4
Interest cost	26	33	81
Amortization of prior service cost	(2,888)	(4,206)	(4,752)
Amortization of unrecognized loss	2,092	2,548	2,887
Net periodic benefit cost	$(769)	$(1,624)	$(1,780)

Canadian postretirement plan:
Service cost	$—	$—	$—
Interest cost	4	5	5
Amortization of prior service cost	(129)	(140)	(142)
Amortization of net actuarial loss	(45)	(115)	(52)
Net periodic benefit cost	$(170)	$(250)	$(189)
Total net periodic benefit cost	$(939)	$(1,874)	$(1,969)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2014	2013	2012
Discount rate	0.55%	0.45%	0.55%

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2014	2013	2012
Discount rates	3.00%	3.50%	3.00%
Current medical cost trend rate	6.43%	7.14%	8.57%
Ultimate medical cost trend rate	5%	5%	5%
Year trend rate declines to ultimate	2017	2017	2017

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for the U.S. plan based on a review of the Citigroup Pension Discount Curve and the duration of expected payments in the plan.  We set our discount rate for the Canadian plan based upon similar benchmarks in Canada.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2015	$2,257
2016	1,300
2017	68
2018	64
2019	60
Years 2020 – 2024	226

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2015 (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	33	(34)

15.	Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest and dividend income	$296	$302	$167
Equity income (loss) from joint ventures	(822)	(285)	—
Gain (loss) on foreign exchange	(1,562)	(143)	(380)
Other income (expense), net	119	127	(483)
Total other non-operating income (expense), net	$(1,969)	$1	$(696)

16.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Domestic	$30,415	$31,220	$17,791
Foreign	3,740	1,706	1,362
Total current	34,155	32,926	19,153

Deferred:
Domestic	(4,732)	(1,178)	5,909
Foreign	(569)	171	(84)
Total deferred	(5,301)	(1,007)	5,825
Total income tax provision	$28,854	$31,919	$24,978

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested.  Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $35.2 million at the end of 2014, $25.5 million at the end of 2013 and $27.6 million at the end of 2012.  Earnings before income taxes for foreign operations amounted to approximately $11.6 million, $6.4 million and $4.4 million in 2014, 2013 and 2012, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

U.S. Federal income tax rate of 35%	$28,614	$29,737	$23,781
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,309	2,936	2,021
Income tax (tax benefits) attributable to foreign income	(1,511)	(428)	(852)
Change in unrecognized tax benefits	(350)	—	—
Other non-deductible items, net	134	(806)	697
Change in valuation allowance	(342)	480	(669)
Provision for income taxes	$28,854	$31,919	$24,978

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Inventories	$17,529	$16,801
Allowance for customer returns	11,409	11,622
Postretirement benefits	2,155	2,446
Allowance for doubtful accounts	2,347	2,592
Accrued salaries and benefits	10,802	9,110
Capital loss	234	5,999
Tax credit carryforwards	313	695
Deferred gain on building sale	1,299	1,713
Accrued asbestos liabilities	13,625	9,780
	59,713	60,758
Valuation allowance (1)	(353)	(6,694)
Total deferred tax assets	59,360	54,064
Deferred tax liabilities:
Depreciation	7,023	7,583
Promotional costs	124	187
Other	738	383
Total deferred tax liabilities	7,885	8,153

Net deferred tax assets	$51,475	$45,911

(1)	Current net deferred tax assets are $36.6 million and $35.6 million for 2014 and 2013, respectively. Non-current net deferred tax assets are $14.9 million and $10.3 million for 2014 and 2013, respectively. The tax valuation allowance was allocated to long term deferred tax assets in the amounts of $0.4 million and $6.7 million in 2014 and 2013, respectively. None of the valuation allowance was allocated to current deferred tax assets in 2014 and 2013. The valuation allowance was reduced by $6 million due to the expiration of the statue of limitations relating to a capital loss carryover.

In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some portion or the entire deferred tax asset will be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized.  We consider the level of historical taxable income, scheduled reversal of temporary differences, carryback and carryforward periods, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted.  We also consider cumulative losses in recent years as well as the impact of one-time events in assessing our pre-tax earnings. Assumptions regarding future taxable income require significant judgment. Our assumptions are consistent with estimates and plans used to manage our business.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance of $0.4 million as of December 31, 2014 was intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers, state investment tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believed it was more likely than not that we would realize the benefit of the net deferred tax asset of $51.5 million as of December 31, 2014, which was net of the remaining valuation allowance.

At December 31, 2014, we have foreign tax credit carryforwards of approximately $0.3 million that will expire in varying amounts by 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2013	$350
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	—
Balance at December 31, 2013	350
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	(350)
Balance at December 31, 2014	$—

The amount of uncertain tax positions recognized in the current year reduced our annual effective tax rate by 0.43%.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2014, the Company is no longer subject to U.S. Federal tax examinations for years before 2011.  We remain subject to examination by state and local tax authorities for tax years 2010 through 2014.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2010 onward), Hong Kong (2009 onward) and Poland (2009 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease prior to September 15, 2015, the due date for the U.S. Federal tax return; however, actual developments in this area could differ from those currently expected.

17.	Industry Segment and Geographic Data

We have two major reportable operating segments, each of which focuses on a specific line of replacement parts.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories and windshield washer system parts.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net sales:
Engine Management	$709,263	$711,245	$665,105
Temperature Control	259,065	262,537	268,804
Other	12,064	9,922	15,007
Total net sales	$980,392	$983,704	$948,916

Intersegment sales:
Engine Management	$23,633	$25,720	$18,234
Temperature Control	6,966	6,329	4,804
Other	(30,599)	(32,049)	(23,038)
Total intersegment sales	$—	$—	$—

Depreciation and amortization:
Engine Management	$12,425	$13,235	$13,093
Temperature Control	4,171	3,763	2,924
Other	699	597	449
Total depreciation and amortization	$17,295	$17,595	$16,466

Operating income (loss):
Engine Management	$103,861	$96,335	$69,578
Temperature Control	6,445	9,147	15,019
Other	(24,968)	(18,619)	(13,166)
Total operating income	$85,338	$86,863	$71,431

Investment in equity affiliates:
Engine Management	$6,368	$6,308	$—
Temperature Control	13,636	—	—
Other	—	—	—
Total investment in equity affiliates	$20,004	$6,308	$—

Capital expenditures:
Engine Management	$11,182	$8,628	$8,941
Temperature Control	2,650	2,682	2,005
Other	72	100	865
Total capital expenditures	$13,904	$11,410	$11,811

Total assets:
Engine Management	$409,275	$384,712	$362,824
Temperature Control	173,070	150,280	132,644
Other	91,206	80,531	81,126
Total assets	$673,551	$615,523	$576,594

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment.

Reconciliation of segment operating income to net earnings (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating income	$85,338	$86,863	$71,431
Other non-operating income (expense)	(1,969)	1	(696)
Interest expense	1,616	1,902	2,788
Earnings from continuing operations before taxes	81,753	84,962	67,947
Income tax expense	28,854	31,919	24,978
Earnings from continuing operations	52,899	53,043	42,969
Discontinued operations, net of tax	(9,870)	(1,593)	(1,616)
Net earnings	$43,029	$51,450	$41,353

	Year Ended December 31,
	2014	2013	2012
Revenues:	(In thousands)
United States	$871,665	$884,380	$865,861
Canada	53,412	51,853	50,215
Europe	13,299	10,657	8,093
Other foreign	42,016	36,814	24,747
Total revenues	$980,392	$983,704	$948,916

	December 31,
	2014	2013	2012
Long-lived assets:	(In thousands)
United States	$158,350	$135,834	$137,240
Canada	1,546	1,526	1,658
Europe	11,725	11,310	4,161
Other foreign	20,957	10,497	3,897
Total long-lived assets	$192,578	$159,167	$146,956

Revenues are attributed to countries based upon the location of the customer.  Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2014, 66% of our consolidated net sales in 2013 and 64% of our consolidated net sales in 2012.  During 2014, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 16% and 10% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$13,728	$13,728	$5,559	$5,559
Deferred compensation	9,811	9,811	8,289	8,289
Short term borrowings	56,733	56,733	21,465	21,465
Long-term debt	83	83	16	16

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

19.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2014 was as follows (in thousands):

	Total	Real Estate	Other
2014	$10,107	$7,760	$2,347
2013	10,324	7,841	2,483
2012	10,695	7,829	2,866

At December 31, 2014, we are obligated to make minimum rental payments through 2022, under operating leases, which are as follows (in thousands):

2015	$7,629
2016	6,235
2017	4,008
2018	2,293
2019	865
Thereafter	1,356
Total	$22,386

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2014 and 2013, we have accrued $19.3 million and $18 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2014, 2013 and 2012 were $84.5 million, $78.1 million and $76.5 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the changes in our product warranties:

	December 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$18,041	$17,288
Liabilities accrued for current year sales	84,480	78,058
Settlements of warranty claims	(83,193)	(77,305)
Balance, end of period	$19,328	$18,041

Letters of Credit

At December 31, 2014, we had outstanding letters of credit with certain vendors aggregating approximately $4.5 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2014, approximately 2,125 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2014, the amounts paid for settled claims are approximately $17.6 million.

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

Other Litigation

We are currently involved in various other legal claims and legal proceedings (some of which may involve substantial amounts), including claims related to commercial disputes, product liability, employment, and environmental.  Although these legal claims and legal proceedings are subject to inherent uncertainties, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the ultimate outcome of these matters will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.  We may at any time determine that settling any of these matters is in our best interests, which settlement may include substantial payments.  Although we cannot currently predict the specific amount of any liability that may ultimately arise with respect to any of these matters, we will record provisions when the liability is considered probable and reasonably estimable.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure can be reasonably estimated.  As additional information becomes available, we reassess our potential liability related to these matters. Such revisions of the potential liabilities could have a material adverse effect on our business, financial condition or results of operations.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Quarterly Financial Data (Unaudited)

	2014 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$218,054	$257,046	$272,540	$232,752
Gross profit	67,094	77,227	77,399	67,910
Earnings from continuing operations	11,517	17,806	11,169	12,407
Loss from discontinued operations, net of taxes	(419)	(8,240)	(529)	(682)
Net earnings	$11,098	$9,566	$10,640	$11,725

Net earnings from continuing operations per common share:
Basic	$0.50	$0.78	$0.49	$0.54
Diluted	$0.50	$0.77	$0.48	$0.53
Net earnings per common share:
Basic	$0.48	$0.42	$0.47	$0.51
Diluted	$0.48	$0.41	$0.46	$0.50

	2013 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$218,708	$264,162	$270,126	$230,708
Gross profit	66,749	80,081	77,796	65,828
Earnings from continuing operations	9,391	17,686	16,400	9,566
Loss from discontinued operations, net of taxes	(455)	(389)	(357)	(392)
Net earnings	$8,936	$17,297	$16,043	$9,174

Net earnings from continuing operations per common share:
Basic	$0.41	$0.77	$0.71	$0.42
Diluted	$0.40	$0.76	$0.71	$0.41
Net earnings per common share:
Basic	$0.39	$0.75	$0.70	$0.40
Diluted	$0.38	$0.74	$0.69	$0.40

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)            Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2014. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)            Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)            Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2014 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2014, we adopted the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control–Integrated Framework to review, document and test our internal control over financial reporting.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.  These efforts may lead to various changes in our internal control over financial reporting.

Index
ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Board of Directors of the Company has adopted a Code of Ethics that applies to all employees, officers and directors of the Company.  The Company’s Code of Ethics is available at www.smpcorp.com under “Investor Relations─Governance Documents.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by disclosing such information on the Company’s website, at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under captions “Corporate Governance,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2015 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2014, 2013 and 2012 is submitted herewith:

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
February 27, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 27, 2015	/s/ Lawrence I. Sills
Lawrence I. Sills
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

February 27, 2015	/s/ James J. Burke
James J. Burke
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
February 27, 2015	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 27, 2015	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 27, 2015	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 27, 2015	/s/ Arthur S. Sills
Arthur S. Sills, Director

February 27, 2015	/s/ Peter J. Sills
Peter J. Sills, Director

February 27, 2015	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

February 27, 2015	/s/ William H. Turner
William H. Turner, Director

February 27, 2015	/s/ Richard S. Ward
Richard S. Ward, Director

February 27, 2015	/s/ Roger M. Widmann
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2014, 2013 and 2012

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other		Deductions	Balance at end of year
Year ended December 31, 2014:
Allowance for doubtful accounts	$5,528,000	$(497,000)	$—		$137,000	$4,894,000
Allowance for discounts	1,441,000	13,568,000	—		13,534,000	1,475,000
	$6,969,000	$13,071,000	$—		$13,671,000	$6,369,000

Allowance for sales returns	$31,464,000	$126,608,000	$—		$127,451,000	$30,621,000

Year ended December 31, 2013:
Allowance for doubtful accounts	$4,944,000	$641,000	$—		$57,000	$5,528,000
Allowance for discounts	1,180,000	14,802,000	—		14,541,000	1,441,000
	$6,124,000	$15,443,000	$—		$14,598,000	$6,969,000

Allowance for sales returns	$29,033,000	$114,958,000	$—		$112,527,000	$31,464,000

Year ended December 31, 2012:
Allowance for doubtful accounts	$5,386,000	$(728,000)	$414,000	(1)	$128,000	$4,944,000
Allowance for discounts	1,323,000	14,023,000	39,000	(1)	14,205,000	1,180,000
	$6,709,000	$13,295,000	$453,000		$14,333,000	$6,124,000

Allowance for sales returns	$25,074,000	$112,519,000	$4,128,000	(1)	$112,688,000	$29,033,000

(1)	Allowances acquired through acquisition.