Form 10-Q
period 2015-03-31
STANDARD MOTOR PRODUCTS INC
filed 2015-05-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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
Yes ☐      No ☑

As of the close of business on April 30, 2015, there were 22,986,865 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I -	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2015	2014
	(Unaudited)

Net sales	$227,589	$232,752
Cost of sales	163,700	164,842
Gross profit	63,889	67,910
Selling, general and administrative expenses	49,198	47,594
Restructuring and integration expenses	57	171
Other income, net	281	260
Operating income	14,915	20,405
Other non-operating income (expense), net	151	(413)
Interest expense	426	308
Earnings from continuing operations before taxes	14,640	19,684
Provision for income taxes	5,301	7,277
Earnings from continuing operations	9,339	12,407
Loss from discontinued operations, net of income taxes	(391)	(682)
Net earnings	$8,948	$11,725
Net earnings per common share – Basic:
Earnings from continuing operations	$0.41	$0.54
Discontinued operations	(0.02)	(0.03)
Net earnings per common share – Basic	$0.39	$0.51
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.40	$0.53
Discontinued operations	(0.01)	(0.03)
Net earnings per common share – Diluted	$0.39	$0.50
Dividends declared per share	$0.15	$0.13
Average number of common shares	22,910,889	22,947,241
Average number of common shares and dilutive common shares	23,238,050	23,224,698

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2015	2014
	(Unaudited)

Net earnings	$8,948	$11,725
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,074)	(590)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(29)	(754)
Unrecognized loss	618	592
Foreign currency exchange rate changes	8	(22)
Income tax (expense) benefit related to pension and postretirement plans	(241)	58
Pension and postretirement plans, net of tax	356	(126)
Total other comprehensive income (loss), net of tax	(2,718)	(716)
Comprehensive income	$6,230	$11,009

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,119	$13,728
Accounts receivable, less allowances for discounts and doubtful accounts of $6,567 and $6,369 for 2015 and 2014, respectively	150,736	126,524
Inventories	283,701	278,051
Deferred income taxes	36,509	36,534
Prepaid expenses and other current assets	9,110	11,196
Total current assets	488,175	466,033

Property, plant and equipment, net	65,065	64,611
Goodwill	54,883	54,975
Other intangibles, net	32,863	34,402
Deferred income taxes	14,677	14,941
Other assets	39,032	38,589
Total assets	$694,695	$673,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$71,567	$56,558
Current portion of long-term debt	122	175
Accounts payable	76,889	70,674
Sundry payables and accrued expenses	43,237	49,412
Accrued customer returns	35,814	30,621
Accrued rebates	23,950	26,076
Payroll and commissions	13,443	17,313
Total current liabilities	265,022	250,829
Long-term debt	72	83
Other accrued liabilities	15,653	15,024
Accrued asbestos liabilities	33,399	33,462
Total liabilities	314,146	299,398
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	93,109	91,411
Retained earnings	264,674	259,160
Accumulated other comprehensive income	(5,370)	(2,652)
Treasury stock – at cost (951,396 shares and 1,043,064 shares in 2015 and 2014, respectively)	(19,736)	(21,638)
Total stockholders’ equity	380,549	374,153
Total liabilities and stockholders’ equity	$694,695	$673,551

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,948	$11,725
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,288	4,084
Amortization of deferred financing cost	174	175
Increase to allowance for doubtful accounts	180	152
Increase to inventory reserves	238	508
Amortization of deferred gain on sale of building	(262)	(262)
Equity (income) loss from joint ventures	(390)	53
Employee stock ownership plan allocation	552	457
Stock-based compensation	1,319	972
Excess tax benefits related to exercise of employee stock grants	(38)	(36)
Increase in deferred income taxes	(64)	(335)
Loss on discontinued operations, net of tax	391	682
Change in assets and liabilities:
Increase in accounts receivable	(25,289)	(852)
Increase in inventories	(7,473)	(12,715)
Decrease in prepaid expenses and other current assets	3,620	2,044
Increase in accounts payable	5,255	9,310
Decrease in sundry payables and accrued expenses	(6,287)	(5,971)
Net changes in other assets and liabilities	675	(759)
Net cash provided by (used in) operating activities	(14,163)	9,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(12,225)
Capital expenditures	(4,009)	(2,763)
Other investing activities	26	—
Net cash used in investing activities	(3,983)	(14,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	15,009	11,616
Principal payments of long-term debt and capital lease obligations	(63)	(32)
Purchase of treasury stock	—	(4,526)
Increase in overdraft balances	1,536	947
Proceeds from exercise of employee stock options	35	66
Excess tax benefits related to the exercise of employee stock grants	38	36
Dividends paid	(3,434)	(2,984)
Net cash provided by financing activities	13,121	5,123
Effect of exchange rate changes on cash	(584)	(503)
Net decrease in cash and cash equivalents	(5,609)	(1,136)
CASH AND CASH EQUIVALENTS at beginning of period	13,728	5,559
CASH AND CASH EQUIVALENTS at end of period	$8,119	$4,423
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$245	$110
Income taxes	$1,892	$2,474

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2015
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2014	$47,872	$91,411	$259,160	$(2,652)	$(21,638)	$374,153
Net earnings	—	—	8,948	—	—	8,948
Other comprehensive income (loss), net of tax	—	—	—	(2,718)	—	(2,718)
Cash dividends paid	—	—	(3,434)	—	—	(3,434)
Stock-based compensation and related tax benefits	—	698	—	—	630	1,328
Stock options exercised and related tax benefits	—	(1)	—	—	65	64
Employee Stock Ownership Plan	—	1,001	—	—	1,207	2,208

Balance at March 31, 2015	$47,872	$93,109	$264,674	$(5,370)	$(19,736)	$380,549

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

Standard Motor Products, Inc. and subsidiaries (referred to as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with an increasing focus on the original equipment service market.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The amendment is effective for annual reporting periods beginning after December 15, 2014.  We adopted the new standard as of January 1, 2015.  The adoption of the new standard did not change the manner in which we present discontinued operations in our consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  Under the new guidance, “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  The new standard provides entities the option of using either a full retrospective or a modified approach to adopt the guidance.  The new standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017, and interim periods within those annual periods; however, the FASB recently proposed a one year deferral of the effective date of the standard.  Early adoption is not permitted.  We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements and have not yet determined the method of adoption.

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

Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, (“ASU 2015-01”), which removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  The new guidance requires similar separate presentation of items that are both unusual and infrequent.  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, we will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the income statement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability.  Under the existing guidance, debt issuance costs are required to be presented in the balance sheet as a deferred charge (i.e., an asset).  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted for financial statements that have not been previously issued.  The new standard should be applied retrospectively to all periods presented in the financial statements.  Upon adoption, we will present debt financing costs as a deduction of the carrying value of our revolving credit facility debt instead of presenting such costs as an asset in our consolidated balance sheets.

Note 3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2014 and March 31, 2015 and activity for the three months ended March 31, 2015 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	2	55	57
Cash payments	(294)	(57)	(351)
Exit activity liability at March 31, 2015	$655	$727	$1,382

Liabilities associated with the remaining restructuring and integration costs as of March 31, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $144 million and $177.4 million of receivables during the three months ended March 31, 2015 and 2014, respectively.  A charge in the amount of $2.9 million and $3.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)

Finished goods	$189,976	$185,655
Work in process	5,321	4,722
Raw materials	88,404	87,674
Total inventories	$283,701	$278,051

Note 6.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)

Customer relationships	$48,473	$48,646
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	970
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,126	57,299
Less accumulated amortization (1)	(25,373)	(24,120)
Net acquired intangible assets	$31,753	$33,179

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $1.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $3.7 million for the remainder of 2015, $4.8 million in 2016, $4.6 million in 2017 and $13.5 million in the aggregate for the years 2018 through 2028.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2015	December 31, 2014
	(In thousands)

Revolving credit facilities	$71,567	$56,558
Other	194	258
Total debt	$71,761	$56,816

Current maturities of debt	$71,689	$56,733
Long-term debt	72	83
Total debt	$71,761	$56,816

Deferred Financing Costs

We had deferred financing costs of $2.1 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2015 are being amortized in the amounts of $0.5 million for the remainder of 2015, $0.7 million in 2016, $0.7 million in 2017 and $0.2 million in 2018.

Revolving Credit Facility

We entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended) provides for a line of credit of up to $250 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2018.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $147.5 million available for us to borrow pursuant to the formula at March 31, 2015.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $71.6 million and $56.6 million at March 31, 2015 and December 31, 2014, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2015, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $61 million in direct borrowings at 1.7% and an index loan of $10.6 million at 3.8%.  At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  During the three months ended March 31, 2015, our average daily index loan balance was $4.3 million compared to $3.3 million for the three months ended March 31, 2014 and $4.4 million for the year ended December 31, 2014.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of March 31, 2015, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Provided specific conditions are met, our restated credit agreement permits cash dividends, stock repurchases, acquisitions, permissible debt financing and capital expenditures.

Canadian Revolving Credit Facility

Our Canadian Credit Agreement (as amended) with GE Canada Finance Holding Company, for itself and as agent for the lenders, provides for a $10 million revolving credit facility that expires in March 2018.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

The Canadian Credit Agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2015, we have no outstanding borrowings under the Canadian Credit Agreement.

Note 8.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2014	$(219)	$(2,433)	$(2,652)
Other comprehensive income before reclassifications	(3,074)	8	(3,066)
Amounts reclassified from accumulated other comprehensive income	—	348	348
Other comprehensive income, net	(3,074)	356	(2,718)
Balance at March 31, 2015	$(3,293)	$(2,077)	$(5,370)

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2015
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(29)
Unrecognized loss (1)	618
Total before income tax	589
Income tax expense	(241)
Total reclassifications for the period	$348

(1)  These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 10 for additional details).

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2014	9,875	$10.99	0.4
Expired	—	—	—
Exercised	(3,125)	11.14	—
Forfeited, other	—	—	—
Outstanding at March 31, 2015	6,750	$10.92	0.1

Options exercisable at March 31, 2015	6,750	$10.92	0.1

The aggregate intrinsic value of all outstanding stock options as of March 31, 2015 was $0.2 million.  All outstanding stock options as of March 31, 2015 are fully vested and exercisable.  The total intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2015.  There were no options granted in the three months ended March 31, 2015.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	749,018	$24.62
Granted	—	—
Vested	(30,343)	36.14
Forfeited	(1,100)	22.30
Balance at March 31, 2015	717,575	$24.13

We recorded compensation expense related to restricted shares and performance-based shares of $1.3 million ($0.8 million, net of tax) and $1million ($0.6 million, net of tax) for the three months ended March 31, 2015 and 2014, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $10.7 million at March 31, 2015, and is expected to be recognized as they vest over a weighted average period of 5.1 years and 0.1 years for employees and directors, respectively.

Note 10.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
Pension benefits	2015	2014
Service cost	$—	$41
Interest cost	54	65
Amortization of prior service cost	—	—
Actuarial net loss	184	57
Net periodic benefit cost	$238	$163

Postretirement benefits
Service cost	$—	$—
Interest cost	7	8
Amortization of prior service cost	(29)	(754)
Actuarial net loss	434	535
Net periodic benefit cost (credit)	$412	$(211)

For the three months ended March 31, 2015, we made employee benefit contributions of $0.2 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $2.3 million in contributions for 2015.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2015, contributions of $0.5 million were made related to calendar year 2014.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2015, we contributed to the trust an additional 58,000 shares from our treasury and released 58,200 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2015.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$8,119	$8,119	$13,728	$13,728
Deferred compensation	11,006	11,006	9,811	9,811
Short term borrowings	71,689	71,689	56,733	56,733
Long-term debt	72	72	83	83

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings Per Common Share:	2015	2014
Earnings from continuing operations	$9,339	$12,407
Loss from discontinued operations	(391)	(682)
Net earnings available to common stockholders	$8,948	$11,725

Weighted average common shares outstanding	22,911	22,947

Earnings from continuing operations per common share	$0.41	$0.54
Loss from discontinued operations per common share	(0.02)	(0.03)
Basic net earnings per common share	$0.39	$0.51

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$9,339	$12,407
Loss from discontinued operations	(391)	(682)
Net earnings available to common stockholders	$8,948	$11,725

Weighted average common shares outstanding	22,911	22,947
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	323	272
Dilutive effect of stock options	4	6
Weighted average common shares outstanding – Diluted	23,238	23,225

Earnings from continuing operations per common share	$0.40	$0.53
Loss from discontinued operations per common share	(0.01)	(0.03)
Diluted net earnings per common share	$0.39	$0.50

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	3	6
Restricted and performance shares	358	308

Note 13.	Industry Segments

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended March 31,
	2015	2014
Net Sales
Engine Management	$177,071	$179,294
Temperature Control	48,728	51,485
All Other	1,790	1,973
Consolidated	$227,589	$232,752

Intersegment Revenue
Engine Management	$5,023	$5,953
Temperature Control	1,444	2,234
All Other	(6,467)	(8,187)
Consolidated	$—	$—

Operating Income
Engine Management	$21,716	$24,372
Temperature Control	(1,419)	613
All Other	(5,382)	(4,580)
Consolidated	$14,915	$20,405

Note 14.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2015, approximately 2,150 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2015, the amounts paid for settled claims are approximately $17.7 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The most recent actuarial study was performed as of August 31, 2014.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058. The change from the prior year study was an $11.7 million increase for the low end of the range and an $18 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in loss from discontinued operations in the accompanying statement of operations.  Legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $43 million to $76.4 million for the period through 2058.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2015 and 2014, we have accrued $20 million and $20.4 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$19,328	$18,041
Liabilities accrued for current year sales	21,036	19,191
Settlements of warranty claims	(20,379)	(16,858)
Balance, end of period	$19,985	$20,374

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty ,industrial equipment and original equipment service markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC.  Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

In order to better control warranty and overstock return levels, we have put in place procedures for authorized warranty returns, including for warranty returns which result from installer error, placed restrictions on the amounts customers can return and instituted a program to better estimate potential future product returns.  In addition, with respect to our air conditioning compressors, which are our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete air conditioning system repair was performed.

Discounts, Allowances and Incentives.  We offer a variety of usual customer discounts, allowances and incentives.  First, we offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice.  Second, we offer pricing discounts based on volume purchased from us and participation in our cost reduction initiatives.  These discounts are principally in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly.  Finally, rebates and discounts are provided to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided.  Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  We account for these discounts and allowances as a reduction to revenues, and record them when the related sales are recorded.

Index
Interim Results of Operations:

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Sales.  Consolidated net sales for the three months ended March 31, 2015 were $227.6 million, a decrease of $5.2 million, or 2.2%, compared to $232.8 million in the same period of 2014.  Consolidated net sales decreased due to the lower results achieved by both our Engine Management and Temperature Control Segments.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in the first quarter of 2014 been used in 2015, net sales for the first quarter of 2015 would have been $2.1 million higher.

The following table summarizes consolidated net sales and gross margins by segment for the quarters ended March 31, 2015 and 2014, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2015
Net sales	$177,071	$48,728	$1,790	$227,589
Gross margins	51,702	9,827	2,360	63,889
Gross margin percentage	29.2%	20.2%	—	28.1%

2014
Net sales	$179,294	$51,485	$1,973	$232,752
Gross margins	53,195	11,885	2,830	67,910
Gross margin percentage	29.7%	23.1%	—	29.2%

Engine Management’s net sales decreased $2.2 million, or 1.2%, to $177.1 million for the first quarter of 2015.  Had the same Polish Zloty exchange rate applied in the first quarter of 2014 been used in 2015, net sales for the first quarter of 2015 would have been $0.8 million higher.

Temperature Control’s net sales decreased $2.8 million, or 5.4%, to $48.7 million for the first quarter of 2014.  Included in the first three months of 2015 are incremental sales of $3 million from our asset acquisition of Annex Manufacturing acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales decreased $5.8 million compared to the first quarter of 2014.  Temperature Control net sales in the first quarter of the year reflect early pre-season orders as customers stock their shelves for the upcoming summer season.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.1% in the first quarter of 2015, compared to 29.2% in the first quarter of 2014.  Gross margins at Engine Management decreased 0.5 percentage points from 29.7% to 29.2%, and gross margins at Temperature Control decreased 2.9 percentage points from 23.1% to 20.2%.  The gross margin percentage decline in Engine Management compared to the prior year was primarily the result of costs incurred to improve our diesel manufacturing production processes and quality controls.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from unabsorbed overheads as production levels were reduced in the fourth quarter of 2014 and the first quarter of 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $49.2 million, or 21.6% of consolidated net sales, in the first quarter of 2015, as compared to $47.6 million, or 20.4% of consolidated net sales in the first quarter of 2014.  The increase in SG&A expenses as compared to the first quarter of 2014 is principally due to higher employee benefit costs.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses for the first quarter of 2015 and 2014 were $0.1 million and $0.2 million, respectively.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2014	$1,289	$180	$207	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	1	56	—	57
Cash payments	(158)	(131)	(62)	(351)
Exit activity liability at March 31, 2015	$1,132	$105	$145	$1,382

Other Income, Net. Other income, net was $0.3 million in both the first quarter of 2015 and 2014.  During the first quarter of 2015 and 2014, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income decreased to $14.9 million in the first quarter of 2015, compared to $20.4 million in the first quarter of 2014.  The decrease of $5.5 million is the result of lower consolidated net sales, lower gross margins as a percentage of consolidated net sales and higher SG&A expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating income was $0.2 million in the first quarter of 2015, compared to other non-operating expense of $0.4 million in the first quarter of 2014.  The year-over-year improvement in other non-operating income (expense), net results primarily from the improved equity income from our joint ventures.

Interest Expense.  Interest expense increased to $0.4 million in the first quarter of 2015 compared to $0.3 million in the same period of 2014 as average outstanding borrowings during the quarter increased year-over-year.

Income Tax Provision.  The income tax provision in the first quarter of 2015 was $5.3 million at an effective tax rate of 36.2% compared to $7.3 million and an effective tax rate of 37% for the same period in 2014.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability.  We recorded a $0.4 million and $0.7 million loss from discontinued operations for the first quarter of 2015 and 2014, respectively.  As discussed more fully in Note 14 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2014 and March 31, 2015 and activity for the three months ended March 31, 2015 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	2	55	57
Cash payments	(294)	(57)	(351)
Exit activity liability at March 31, 2015	$655	$727	$1,382

Index
Liabilities associated with the remaining restructuring and integration costs as of March 31, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities. During the first three months of 2015, cash used in operating activities was $14.2 million compared to cash provided by operating activities of $9.2 million in the same period of 2014.  The year-over-year decrease in operating cash flow is primarily the result of the decline in net earnings, the larger year-over-year increase in accounts receivable and a smaller year-over-year increase in accounts payable, partially offset by a smaller year-over-year increase in inventories.  The larger year-over-year increase in accounts receivable is primarily due to higher net sales later in the first quarter of 2015 as compared to the first quarter of 2014 with cash collections anticipated early in the second quarter of 2015.

Net earnings during the first quarter of 2015 were $8.9 million compared to $11.7 million in the first quarter of 2014.  During the first three months of 2015, (1) the increase in accounts receivable was $25.3 million compared to the year-over-year increase in accounts receivable of $0.8 million in 2014; (2) the increase in accounts payable was $5.2 million compared to the year-over-year increase in accounts payable of $9.3 million in 2014; and (3) the increase in inventories was $7.5 million compared to the year-over-year increase in inventories of $12.7 million in 2014.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $4 million in the first three months of 2015, compared to $15 million in the same period of 2014.  Investing activities during the first quarter of 2015 consisted of capital expenditures of $4 million.  Investing activities in the first quarter of 2014 consisted of (1) our acquisition of certain net assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million and (2) capital expenditures of $2.8 million.

Financing Activities.  Cash provided by financing activities was $13.1 million in the first three months of 2015 compared to $5.1 million provided by the same period of 2014.  Borrowings under our revolving credit facility were used to fund operating cash flow, capital expenditures and to pay dividends.  Dividends of $3.4 million were paid in the first three months of 2015 compared to $3 million in the comparable period last year.  In February 2015, our Board of Directors voted to increase our quarterly dividend from $0.13 per share in 2014 to $0.15 per share in 2015.

We entered into the Third Amended and Restated Credit Agreement with General Electric Capital Corporation, as agent, and a syndicate of lenders for a secured revolving credit facility.  The restated credit agreement (as amended) provides for a line of credit of up to $250 million (inclusive of the Canadian revolving credit facility described below) and expires in March 2018.  Direct borrowings under the restated credit agreement bear interest at the LIBOR rate plus the applicable margin (as defined), or floating at the index rate plus the applicable margin, at our option. The interest rate may vary depending upon our borrowing availability. The restated credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $147.5 million available for us to borrow pursuant to the formula at March 31, 2015.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $71.6 million and $56.6 million at March 31, 2015 and December 31, 2014, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index
At March 31, 2015, the weighted average interest rate on our restated credit agreement was 2%, which consisted of $61 million in direct borrowings at 1.7% and an index loan of $10.6 million at 3.8%.  At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  During the three months ended March 31, 2015, our average daily index loan balance was $4.3 million compared to $3.3 million for the three months ended March 31, 2014 and $4.4 million for the year ended December 31, 2014.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of March 31, 2015, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Provided specific conditions are met, our restated credit agreement permits cash dividends, stock repurchases, acquisitions, permissible debt financing and capital expenditures.

Our Canadian Credit Agreement (as amended) with GE Canada Finance Holding Company, for itself and as agent for the lenders, provides for a $10 million revolving credit facility that expires in March 2018.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

The Canadian Credit Agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of March 31, 2015, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Pursuant to these agreements, we sold $144 million and $177.4 million of receivables during the three months ended March 31, 2015 and 2014, respectively.  A charge in the amount of $2.9 million and $3.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  We did not make any stock repurchases under the program during the first quarter of 2015.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2014.

Index
The following table summarizes our contractual commitments as of March 31, 2015 and expiration dates of commitments through 2023:

(In thousands)	2015	2016	2017	2018	2019	2020- 2023	Total
Lease obligations	$5,722	$6,235	$4,008	$2,293	$865	$1,356	$20,479
Postretirement and pension benefits	8,836	1,300	68	64	60	226	10,554
Severance payments related to restructuring and integration	527	91	23	12	2	—	655
Total commitments	$15,085	$7,626	$4,099	$2,369	$927	$1,582	$31,688

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2015, amounts outstanding under our revolving credit facilities were $71.6 million.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At March 31, 2015, the allowance for sales returns was $35.8 million.  Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At March 31, 2015, the allowance for doubtful accounts and for discounts was $6.6 million.

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

Index
The valuation allowance of $0.4 million as of March 31, 2015 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers , state investment tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of March 31, 2015, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Share-Based Compensation.  The provisions of FASB ASC 718, Stock Compensation, require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statement of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates.

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

Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2014 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in loss from discontinued operations in the accompanying statement of operations.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in loss from discontinued operations, are estimated to range from $43 million to $76.4 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.

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

Recently Issued Accounting Pronouncements

Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”  The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The amendment is effective for annual reporting periods beginning after December 15, 2014. We adopted the new standard as of January 1, 2015.  The adoption of the new standard did not change the manner in which we present discontinued operations in our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  Under the new guidance, “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  The new standard provides entities the option of using either a full retrospective or a modified approach to adopt the guidance.  The new standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017, and interim periods within those annual periods; however, the FASB recently proposed a one year deferral of the effective date of the standard.  Early adoption is not permitted.  We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements and have not yet determined the method of adoption.

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

Index
Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, (“ASU 2015-01”), which removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  The new guidance requires similar separate presentation of items that are both unusual and infrequent.  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, we will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the income statement.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability.  Under the existing guidance, debt issuance costs are required to be presented in the balance sheet as a deferred charge (ie, an asset).  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted for financial statements that have not been previously issued.  The new standard should be applied retrospectively to all periods presented in the financial statements.  Upon adoption, we will present debt financing costs as a deduction of the carrying value of our revolving credit facility debt instead of presenting such costs as an asset in our consolidated balance sheets.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2015, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2015 and December 31, 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio.  To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.7% at March 31, 2015 and 99.5% at December 31, 2014.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the quarter ended March 31, 2015, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2015, approximately 2,150 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2015, the amounts paid for settled claims are approximately $17.7 million.

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

The most recent actuarial study was performed as of August 31, 2014.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058. The change from the prior year study was an $11.7 million increase for the low end of the range and an $18 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in loss from discontinued operations in the accompanying statement of operations.  Legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $43 million to $76.4 million for the period through 2058.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 4, 2015	/s/ James J. Burke
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