Form 10-Q
period 2015-06-30
STANDARD MOTOR PRODUCTS INC
filed 2015-07-31
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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
Yes   ☐   No ☑

As of the close of business on July 28, 2015, there were 22,820,134 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net sales	$269,382	$272,540	$496,971	$505,292
Cost of sales	196,622	195,141	360,322	359,983
Gross profit	72,760	77,399	136,649	145,309
Selling, general and administrative expenses	51,736	48,847	100,934	96,441
Litigation charge	--	10,650	--	10,650
Restructuring and integration expenses	(26)	555	31	726
Other income, net	262	273	543	533
Operating income	21,312	17,620	36,227	38,025
Other non-operating income (expense), net	548	307	699	(106)
Interest expense	480	457	906	765
Earnings from continuing operations before taxes	21,380	17,470	36,020	37,154
Provision for income taxes	7,572	6,301	12,873	13,578
Earnings from continuing operations	13,808	11,169	23,147	23,576
Loss from discontinued operations, net of income taxes	(430)	(529)	(821)	(1,211)
Net earnings	$13,378	$10,640	$22,326	$22,365

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.60	$0.49	$1.01	$1.03
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.05)
Net earnings per common share – Basic	$0.58	$0.47	$0.97	$0.98

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.59	$0.48	$1.00	$1.02
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.06)
Net earnings per common share – Diluted	$0.58	$0.46	$0.96	$0.96

Dividend declared per share	$0.15	$0.13	$0.30	$0.26

Average number of common shares	22,917,718	22,874,002	22,914,322	22,910,419
Average number of common shares and dilutive common shares	23,261,094	23,196,713	23,256,255	23,219,055

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net earnings	$13,378	$10,640	$22,326	$22,365
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	822	(141)	(2,252)	(731)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(29)	(755)	(58)	(1,509)
Unrecognized loss	512	546	1,130	1,138
Unrecognized actuarial gains	421	150	421	150
Foreign currency exchange rate changes	25	(3)	33	(25)
Income tax (expense) benefit related to pension and postretirement plans	(367)	17	(608)	75
Pension and postretirement plans, net of tax	562	(45)	918	(171)
Total other comprehensive income (loss), net of tax	1,384	(186)	(1,334)	(902)
Comprehensive income	$14,762	$10,454	$20,992	$21,463

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,704	$13,728
Accounts receivable, less allowances for discounts and doubtful accounts of $6,135 and $6,369 for 2015 and 2014, respectively	160,618	126,524
Inventories	277,261	278,051
Deferred income taxes	36,667	36,534
Prepaid expenses and other current assets	12,686	11,196
Total current assets	499,936	466,033

Property, plant and equipment, net	68,263	64,611
Goodwill	54,999	54,975
Other intangibles, net	31,836	34,402
Deferred income taxes	14,165	14,941
Other assets	40,060	38,589
Total assets	$709,259	$673,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$52,916	$56,558
Current portion of long-term debt	69	175
Accounts payable	88,939	70,674
Sundry payables and accrued expenses	47,342	49,412
Accrued customer returns	39,285	30,621
Accrued rebates	29,933	26,076
Payroll and commissions	16,206	17,313
Total current liabilities	274,690	250,829
Long-term debt	69	83
Other accrued liabilities	14,609	15,024
Accrued asbestos liabilities	33,294	33,462
Total liabilities	322,662	299,398
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	94,202	91,411
Retained earnings	274,610	259,160
Accumulated other comprehensive income	(3,986)	(2,652)
Treasury stock – at cost (1,115,902 shares and 1,043,064 shares in 2015 and 2014, respectively)	(26,101)	(21,638)
Total stockholders’ equity	386,597	374,153
Total liabilities and stockholders’ equity	$709,259	$673,551

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,326	$22,365
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,552	8,440
Amortization of deferred financing cost	348	350
Increase (decrease) to allowance for doubtful accounts	39	(359)
Increase to inventory reserves	396	1,960
Amortization of deferred gain on sale of building	(524)	(524)
Equity income from joint ventures	(966)	(147)
Employee Stock Ownership Plan allocation	1,104	913
Stock-based compensation	2,927	2,397
Excess tax benefits related to exercise of employee stock grants	(130)	(152)
Increase in deferred income taxes	(53)	(273)
Loss on discontinued operations, net of tax	821	1,211
Change in assets and liabilities:
Increase in accounts receivable	(34,563)	(16,149)
Increase in inventories	(820)	(19,527)
Increase in prepaid expenses and other current assets	(489)	(6,702)
Increase in accounts payable	18,327	13,847
Increase in sundry payables and accrued expenses	9,947	13,526
Net change in other assets and liabilities	(1,070)	(3,558)
Net cash provided by operating activities	26,172	17,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(37,726)
Capital expenditures	(10,184)	(6,379)
Other investing activities	26	11
Net cash used in investing activities	(10,158)	(44,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(3,642)	37,664
Principal payments of long-term debt and capital lease obligations	(119)	(44)
Purchase of treasury stock	(7,046)	(5,860)
Increase in overdraft balances	279	1,784
Proceeds from exercise of employee stock options	109	97
Excess tax benefits related to the exercise of employee stock grants	130	152
Dividends paid	(6,876)	(5,955)
Net cash provided by (used in) financing activities	(17,165)	27,838
Effect of exchange rate changes on cash	127	(704)
Net increase (decrease) in cash and cash equivalents	(1,024)	658
CASH AND CASH EQUIVALENTS at beginning of period	13,728	5,559
CASH AND CASH EQUIVALENTS at end of period	$12,704	$6,217
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$558	$370
Income taxes	$13,987	$18,516

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2015
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2014	$47,872	$91,411	$259,160	$(2,652)	$(21,638)	$374,153
Net earnings	—	—	22,326	—	—	22,326
Other comprehensive income (loss), net of tax	—	—	—	(1,334)	—	(1,334)
Cash dividends paid	—	—	(6,876)	—	—	(6,876)
Purchase of treasury stock	—	—	—	—	(7,046)	(7,046)
Stock-based compensation and related tax benefits	—	1,809	—	—	1,169	2,978
Stock options exercised and related tax benefits	—	(19)	—	—	207	188
Employee Stock Ownership Plan	—	1,001	—	—	1,207	2,208
Balance at June 30, 2015	$47,872	$94,202	$274,610	$(3,986)	$(26,101)	$386,597

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

In July 2015, the FASB agreed to defer by one year the effective date of the new standard.  The new standard is now effective for annual reporting periods beginning after December 15, 2017, which for us is January 1, 2018, and interim periods within those annual periods.  Early adoption is now permitted, but not before the original effective date, which for us is January 1, 2017.  We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements, when we will adopt the new standard, and the method of adoption.

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

Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, (“ASU 2015-01”), which removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is both unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  Similarly, the new guidance requires that items that are both unusual and infrequent be presented separately within continuing operations in the income statement.  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, we will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the income statement.

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

In June 2015, at the Emerging Issues Task Force meeting, the FASB clarified that ASU 2015-03 does not address debt issuance costs related to revolving credit debt arrangements.  In connection therewith, at the June 2015 meeting, the SEC staff announced that it would not object to the presentation of issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement.  Currently, we present debt financing costs related to our revolving credit facility debt as an asset in our consolidated balance sheets.  We are currently evaluating ASU 2015-03, and have not yet concluded as to the impact it will have on our consolidated financial statements upon adoption.

Note 3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2014 and June 30, 2015 and activity for the six months ended June 30, 2015 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(24)	55	31
Cash payments	(384)	(166)	(550)
Exit activity liability at June 30, 2015	$539	$618	$1,157

Liabilities associated with the remaining restructuring and integration costs as of June 30, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $196.6 million and $340.6 million of receivables during the three months and six months ended June 30, 2015, respectively, and $188.8 million and $366.2 million for the comparable periods in 2014.  A charge in the amount of $4 million and $6.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2015, respectively, and $3.6 million and $6.9 million for the comparable periods in 2014.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)

Finished goods	$180,249	$185,655
Work-in-process	5,770	4,722
Raw materials	91,242	87,674
Total inventories	$277,261	$278,051

Note 6.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:
	June 30, 2015	December 31, 2014
	(In thousands)

Customer relationships	$48,696	$48,646
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	970
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,349	57,299
Less accumulated amortization (1)	(26,661)	(24,120)
Net acquired intangible assets	$30,688	$33,179

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $1.2 million and $2.5 million for the three months and six months ended June 30, 2015, respectively, and $1.2 million and $2.4 million for the comparable periods in 2014.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $2.5 million for the remainder of 2015, $4.9 million in 2016, $4.7 million in 2017, $4.5 million in 2018 and $8.9 million in the aggregate for the years 2019 through 2028.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2015	December 31, 2014
	(In thousands)

Revolving credit facilities	$52,916	$56,558
Other	138	258
Total debt	$53,054	$56,816

Current maturities of debt	$52,985	$56,733
Long-term debt	69	83
Total debt	$53,054	$56,816

Deferred Financing Costs

We had deferred financing costs of $1.9 million and $2.3 million as of June 30, 2015 and December 31, 2014, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2015 are being amortized in the amounts of $0.3 million for the remainder of 2015, $0.7 million in 2016, $0.7 million in 2017, and $0.2 million in 2018.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $161.1 million available for us to borrow pursuant to the formula at June 30, 2015.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $52.9 million and $56.6 million at June 30, 2015 and December 31, 2014, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2015, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $50 million in direct borrowings at 1.7% and an index loan of $2.9 million at 3.8%.  At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  During the six months ended June 30, 2015, our average daily index loan balance was $3.9 million compared to $4.5 million for the six months ended June 30, 2014 and $4.4 million for the year ended December 31, 2014.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of June 30, 2015, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Provided specific conditions are met, our restated credit agreement permits cash dividends, stock repurchases, acquisitions, permissible debt financing and capital expenditures.  In June 2015, we amended the revolving credit agreement to increase the amount of cash dividends that we may pay in any twelve month period by $5 million to $20 million, and to increase the amount of cash that we may utilize to purchase or redeem our common stock in any fiscal year by $10 million to $20 million.

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

The Canadian Credit Agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2015, we have no outstanding borrowings under the Canadian Credit Agreement.

Note 8.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component
	Three Months Ended June 30, 2015
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at March 31, 2015	$(3,293)	$(2,077)	$(5,370)
Other comprehensive income before reclassifications	822	446	1,268
Amounts reclassified from accumulated other comprehensive income	—	116	116
Other comprehensive income, net	822	562	1,384
Balance at June 30, 2015	$(2,471)	$(1,515)	$(3,986)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Six Months Ended June 30, 2015
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2014	$(219)	$(2,433)	$(2,652)
Other comprehensive income before reclassifications	(2,252)	454	(1,798)
Amounts reclassified from accumulated other comprehensive income	—	464	464
Other comprehensive income, net	(2,252)	918	(1,334)
Balance at June 30, 2015	$(2,471)	$(1,515)	$(3,986)

Reclassifications Out of Accumulated Other Comprehensive Income

Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(29)	$(58)
Unrecognized loss (1)	512	1,130
Total before income tax	483	1,072
Income tax expense	(367)	(608)
Total reclassifications for the period	$116	$464

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 10 for additional details).

Note 9.	Stock-Based Compensation Plans

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2014	9,875	$10.99	0.4
Expired	—	—	—
Exercised	(9,875)	10.99	—
Forfeited, other	—	—	—
Outstanding at June 30, 2015	—	$—	—

Options exercisable at June 30, 2015	—	$—	—

The total intrinsic value of options exercised was $0.3 million for the six months ended June 30, 2015.  There were no options granted in the six months ended June 30, 2015.

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	749,018	$24.62
Granted	7,000	35.07
Vested	(44,293)	34.47
Forfeited	(2,675)	25.00
Balance at June 30, 2015	709,050	$24.10

We recorded compensation expense related to restricted shares and performance-based shares of $2.5 million ($1.6 million, net of tax) and $2 million ($1.3 million, net of tax) for the six months ended June 30, 2015 and 2014, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $9.7 million at June 30, 2015, and is expected to be recognized as they vest over a weighted average period of 4.8 years and 0.8 years for employees and directors, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Pension benefits	2015	2014	2015	2014
Service cost	$—	$41	$—	$82
Interest cost	55	65	109	130
Amortization of prior service cost	—	—	—	—
Actuarial net loss	184	58	368	115
Net periodic benefit cost	$239	$164	$477	$327

Postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	1	7	8	15
Amortization of prior service cost	(29)	(755)	(58)	(1,509)
Actuarial net loss	328	488	762	1,023
Net periodic benefit cost (credit)	$300	$(260)	$712	$(471)

For the six months ended June 30, 2015, we made employee benefit contributions of $0.5 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $1 million in contributions for 2015.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2015, we made company contributions of $0.5 million related to calendar year 2014.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2015, we contributed to the trust an additional 58,000 shares from our treasury and released 58,200 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2015.

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

The following is a summary of the carrying amounts, estimated fair values, and classification under the fair value hierarchy of our financial instruments at June 30, 2015 and December 31, 2014 (in thousands):

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	LEVEL 1	$12,704	$12,704	$13,728	$13,728
Deferred compensation	LEVEL 1	10,919	10,919	9,811	9,811
Short term borrowings	LEVEL 1	52,985	52,985	56,733	56,733
Long-term debt	LEVEL 1	69	69	83	83

For fair value purposes the carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the funds in registered investment companies.  The carrying value of our revolving credit facilities, classified as short term borrowings, equals fair market value because the interest rate reflects current market rates.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12.	Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$13,808	$11,169	$23,147	$23,576
Loss from discontinued operations	(430)	(529)	(821)	(1,211)
Net earnings available to common stockholders	$13,378	$10,640	$22,326	$22,365

Weighted average common shares outstanding	22,918	22,874	22,914	22,910

Earnings from continuing operations per common share	$0.60	$0.49	$1.01	$1.03
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.04)	(0.05)
Basic net earnings per common share	$0.58	$0.47	$0.97	$0.98

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$13,808	$11,169	$23,147	$23,576
Loss from discontinued operations	(430)	(529)	(821)	(1,211)
Net earnings available to common stockholders	$13,378	$10,640	$22,326	$22,365

Weighted average common shares outstanding	22,918	22,874	22,914	22,910
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	343	318	342	303
Dilutive effect of stock options	-	5	-	6
Weighted average common shares outstanding –Diluted	23,261	23,197	23,256	23,219

Earnings from continuing operations per common share	$0.59	$0.48	$1.00	$1.02
Loss from discontinued operations per common share	(0.01)	(0.02)	(0.04)	(0.06)
Diluted net earnings per common share	$0.58	$0.46	$0.96	$0.96

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	-	5	-	4
Restricted and performance-based shares	331	295	347	300

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.	Industry Segments

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales
Engine Management	$176,992	$184,181	$354,063	$363,475
Temperature Control	89,079	85,660	137,807	137,145
All Other	3,311	2,699	5,101	4,672
Consolidated	$269,382	$272,540	$496,971	$505,292

Intersegment Revenue
Engine Management	$5,030	$6,231	$10,053	$12,184
Temperature Control	1,925	2,133	3,369	4,367
All Other	(6,955)	(8,364)	(13,422)	(16,551)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$21,839	$27,112	$43,555	$51,484
Temperature Control	3,165	4,991	1,746	5,604
All Other (1)	(3,692)	(14,483)	(9,074)	(19,063)
Consolidated	$21,312	$17,620	$36,227	$38,025

(1)	During the second quarter of 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party (see Note 14 for additional details).

Note 14.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2015, approximately 2,170 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2015, the amounts paid for settled claims are approximately $17.8 million.

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

The most recent actuarial study was performed as of August 31, 2014.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $36.1 million to $55.4 million for the period through 2058. The change from the prior year study was an $11.7 million increase for the low end of the range and an $18 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2014 actuarial study, in September 2014 we increased our asbestos liability to $36.1 million, the low end of the range, and recorded an incremental pre-tax provision of $12.8 million in loss from discontinued operations in the accompanying statement of operations.  Legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $43 million to $76.4 million for the period through 2058.

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

Litigation Charge

During the second quarter of 2014, we reached a settlement in a legal proceeding with a third party for $10.6 million.  The legal proceeding resulted from the default of a loan by a former supplier and its related businesses and our subsequent purchases of product from a third party that was alleged to be a controlled company of the original supplier.  Since the inception of the legal proceeding against us, we vigorously opposed all such allegations and believed that we had meritorious defenses.  Prior to reaching the settlement, we considered that the incurrence of a loss contingency related to the lawsuit was not reasonably possible.  Accordingly, we did not record any provisions in our financial statements since our potential liability was not considered probable and reasonably estimable.  During the second quarter of 2014, at the time of the settlement, we recorded the settlement amount of $10.6 million.  The settlement agreement was approved by the court in August 2014 and payment of the settlement amount was made in September 2014.  The settlement amount was funded from cash on hand and available credit under our revolving credit facility.

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

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2015 and 2014, we have accrued $25.1 million and $22.8 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$19,985	$20,374	$19,328	$18,041
Liabilities accrued for current year sales	25,951	22,425	46,987	41,616
Settlements of warranty claims	(20,788)	(19,998)	(41,167)	(36,856)
Balance, end of period	$25,148	$22,801	$25,148	$22,801

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Sales.  Consolidated net sales for the three months ended June 30, 2015 were $269.4 million, a decrease of $3.1 million compared to $272.5 million in the same period of 2014.  Consolidated net sales decreased primarily due to the lower net sales achieved in our Engine Management Segment as compared to the second quarter of 2014, which more than offset the higher results achieved by our Temperature Control Segment.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in the second quarter of 2014 been used in 2015, net sales for the second quarter of 2015 would have been $2.2 million higher, or $271.6 million.

The following table summarizes net sales by segment for the quarters ended June 30, 2015 and 2014, respectively:

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2015
Net sales	$176,992	$89,079	$3,311	$269,382
Gross margins	52,267	17,303	3,190	72,760
Gross margin percentage	29.5%	19.4%	—	27%

2014
Net sales	$184,181	$85,660	$2,699	$272,540
Gross margins	56,059	18,299	3,041	77,399
Gross margin percentage	30.4%	21.4%	—	28.4%

Engine Management’s net sales decreased $7.2 million, or 3.9%, to $177 million for the second quarter of 2015.  Net sales in the second quarter of 2015 were negatively impacted by customer ordering patterns and diesel injector returns for quality inspection.  Also contributing to the reduction in net sales was the negative impact of foreign currency exchange rates.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in the second quarter of 2014 been used in 2015, net sales for the second quarter of 2015 would have been $0.6 million higher, or $177.6 million.

Temperature Control’s net sales increased $3.4 million, or 4%, to $89.1 million for the second quarter of 2015.  Included in the second quarter of 2015 are incremental sales of $1.7 million from our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control net sales increased $1.7 million compared to the second quarter of 2014. Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27% in the second quarter of 2015, compared to 28.4% in the second quarter of 2014.  Compared to the second quarter of 2014, gross margins at Engine Management decreased 0.9 percentage points from 30.4% to 29.5%, while gross margins at Temperature Control decreased 2 percentage points from 21.4% to 19.4%.  The gross margin percentage decline in Engine Management compared to the prior year was primarily the result of costs incurred to improve our diesel manufacturing production processes and quality controls.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from unfavorable manufacturing variances carried forward from 2014 due to the reductions in production levels following two cool summers in 2013 and 2014.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $51.7 million, or 19.2% of consolidated net sales, in the second quarter of 2015, as compared to $48.8 million, or 17.9% of consolidated net sales, in the second quarter of 2014.  The $2.9 million increase in SG&A expenses as compared to the second quarter of 2014 is principally due to higher employee benefit costs including the reduction of postretirement prior service cost benefit amortization.

Litigation Charge.  During the second quarter of 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was paid in September 2014 and was funded from cash on hand and available credit under our revolving credit facility.  See Note 14 of the notes to our consolidated financial statements (unaudited) for additional information.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the second quarter of 2015 and 2014 were $(0.03) million and $0.6 million, respectively.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at March 31, 2015	$1,132	$105	$145	$1,382
Restructuring and integration costs:
Amounts provided for during 2015	(13)	—	(13)	(26)
Cash payments	(145)	(24)	(30)	(199)
Exit activity liability at June 30, 2015	$974	$81	$102	$1,157

Other Income, net. Other income, net was $0.3 million in both the second quarter of 2015 and 2014.  During 2015 and 2014, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $21.3 million in the second quarter of 2015, compared to $17.6 million in the second quarter of 2014.  Included in second quarter 2014 operating income is a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  Excluding the $10.6 million litigation charge in the second quarter of 2014, operating income was $28.2 million.  Operating income in the second quarter of 2015 was negatively impacted by lower consolidated net sales, lower gross margins as a percentage of consolidated net sales and higher SG&A expenses year-over-year.

Other Non-Operating Income (Expense), Net.  Other non-operating income was $0.5 million in the second quarter of 2015, compared to $0.3 million in the second quarter of 2014.  The year-over-year improvement in other non-operating income resulted primarily from the increase in equity income from our joint ventures.

Interest Expense.  Interest expense was $0.5 million in both the second quarter of 2015 and 2014.   Average outstanding borrowings and average interest rates during the second quarter of 2015 were essentially flat when compared to those of the second quarter of 2014.

Income Tax Provision.  The income tax provision in the second quarter of 2015 was $7.6 million at an effective tax rate of 35.4% compared to $6.3 million at an effective tax rate of 36.1% for the same period in 2014.  The lower year-over-year effective tax rate is the result of a change in the mix of pre-tax income from the U.S. to lower foreign tax rate jurisdictions.

Index
Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  We recorded $0.4 million and $0.5 million as a loss from discontinued operations for the second quarter of 2015 and 2014, respectively.  As discussed more fully in Note 14 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Sales.  Consolidated net sales for the six months ended June 30, 2015 were $497 million, a decrease of $8.3 million compared to $505.3 million in the same period of 2014.  Consolidated net sales decreased due to the lower results achieved by our Engine Management Segment.  Consolidated net sales at our Temperature Control Segment were essentially flat year-over-year.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in the first six months of 2014 been used in 2015, net sales for the six months of 2015 would have been $4.2 million higher, or $501.2 million.

The following table summarizes net sales and gross margins by segment for the six months ended June 30, 2015 and 2014, respectively:

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2015
Net sales	$354,063	$137,807	$5,101	$496,971
Gross margins	103,969	27,130	5,550	136,649
Gross margin percentage	29.4%	19.7%	—	27.5%

2014
Net sales	$363,475	$137,145	$4,672	$505,292
Gross margins	109,254	30,184	5,871	145,309
Gross margin percentage	30.1%	22%	—	28.8%

Engine Management’s net sales decreased $9.4 million, or 2.6%, to $354.1 million for the first six months of 2015.  Net sales in the first six months of 2015 were negatively impacted by customer ordering patterns and diesel injector returns for quality inspection.  Also contributing to the reduction in net sales was the negative impact of foreign currency exchange rates.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in the first six months of 2014 been used in 2015, net sales for the six months of 2015 would have been $1.4 million higher, or $355.5 million.

Index
Temperature Control’s net sales increased $0.7 million, or 0.5%,  to $137.8 million for the first six months of 2015.  Included in the first six months of 2015 are incremental sales of $4.7 million from our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control net sales decreased $4 million compared to the first six months of 2014.  Temperature Control net sales in the first six months of the year reflect the impact of early pre-season orders as customers stock their shelves for the upcoming summer season.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.5% in the first six months of 2015, compared to 28.8% during the same period in 2014.  Compared to the first six months of 2014, gross margins at Engine Management decreased 0.7 percentage points from 30.1% to 29.4%, and gross margins at Temperature Control decreased 2.3 percentage points from 22% to 19.7%.  The gross margin percentage decline in Engine Management compared to the prior year was primarily the result of costs incurred to improve our diesel manufacturing production processes and quality controls.  The gross margin percentage decline in Temperature Control compared to the prior year resulted primarily from unfavorable manufacturing variances carried forward from 2014 due to reductions in production levels following two cool summers in 2013 and 2014.

Selling, General and Administrative Expenses.  SG&A expenses increased to $100.9 million, or 20.3% of consolidated net sales, in the six months ended June 30, 2015, as compared to $96.4 million, or 19.1% of consolidated net sales, in the same period of 2014.  The $4.5 million increase in SG&A expenses as compared to the first six months of 2014 is principally due to higher employee benefit costs including the reduction of postretirement prior service cost benefit amortization.

Litigation Charge.  During the second quarter of 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was paid in September 2014 and was funded from cash on hand and available credit under our revolving credit facility.  See Note 14 of the notes to our consolidated financial statements (unaudited) for additional information.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the six months ended June 30, 2015 and 2014 were $0.03 million and $0.7 million, respectively.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2014	$1,289	$180	$207	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(12)	56	(13)	31
Cash payments	(303)	(155)	(92)	(550)
Exit activity liability at June 30, 2015	$974	$81	$102	$1,157

Other Income, Net. Other income, net was $0.5 million in both the six months ended June 30, 2015 and 2014.  During 2015 and 2014, we recognized $0.5 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $36.2 million in the first six months of 2015, compared to $38 million for the same period in 2014. Included in operating income in the first six months of 2014 is a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party. Excluding the $10.6 million litigation charge in the first six months of 2014, operating income was $48.6 million.  The year-over-year decline in operating income is the result of lower consolidated net sales, lower gross margins as a percentage of consolidated net sales and higher SG&A expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating income was $0.7 million in the first six months of 2015, compared to other non-operating expense of $0.1 million in the first six months of 2014. The year-over-year improvement in other non-operating income (expense), net resulted primarily from the increase in equity income from our joint ventures.

Index
Interest Expense.  Interest expense increased to $0.9 million in the first six months of 2015, compared to $0.8 million for the same period in 2014 as average outstanding borrowings during the first six months of 2015 increased slightly year-over-year.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2015 was $12.9 million at an effective tax rate of 35.7%, compared to $13.6 million and an effective tax rate of 36.5% for the same period in 2014.  The lower year-over-year effective tax rate is the result of a change in the mix of pre-tax income from the U.S. to lower foreign tax rate jurisdictions.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability. We recorded $0.8 million and $1.2 million as a loss from discontinued operations for the six months ended June 30, 2015 and 2014, respectively.  As discussed more fully in Note 14 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2014 and June 30, 2015 and activity for the six months ended June 30, 2015 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(24)	55	31
Cash payments	(384)	(166)	(550)
Exit activity liability at June 30, 2015	$539	$618	$1,157

Liabilities associated with the remaining restructuring and integration costs as of June 30, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities. During the first six months of 2015, cash provided by operating activities was $26.2 million compared to $17.6 million in the same period of 2014.  The year-over-year increase in operating cash flow is primarily the result of the impact of a smaller year-over-year increase in inventory, a smaller year-over-year increase in prepaid expenses and other current assets, and a larger year-over-year increase in accounts payable, partially offset by a larger year-over-year increase in accounts receivable and a smaller year-over-year increase in sundry payables and accrued expenses.

Index
During the first six months of 2015, (1) the increase in inventory was $0.8 million compared to the year-over-year increase in inventory of $19.5 million in 2014; (2) the increase in prepaid expenses and other current assets was $0.5 million compared to the year-over-year increase in prepaid expenses and other current assets of $6.7 million in 2014; (3) the increase in accounts payable was $18.3 million compared to the year-over-year increase in accounts payable of $13.8 million in 2014; (4) the increase in accounts receivable was $34.6 million compared to the year-over-year increase in accounts receivable of $16.1 million in 2014; and (5) the increase in sundry payables and accrued expenses was $9.9 million compared to the year-over-year increase in sundry payables and accrued expenses of $13.5 million in 2014.  The increase in accounts receivable reflects the timing of net sales in the second quarter of 2015 as compared to the second quarter of 2014 with cash collections anticipated in the third quarter of 2015.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $10.2 million in the first six months of 2015, as compared to $44.1 million in the first six months of 2014.  Investing activities during the first six months of 2015 consisted of capital expenditures of $10.2 million.  Investing activities during the first six months of 2014 consisted of (1) our acquisition of certain net assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million, (2) our acquisition of a 50% interest in the joint venture with Gwo Yng Enterprise Co., Ltd., a China based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets for $14 million, (3) our acquisition of certain net assets of Annex Manufacturing of Fort Worth, Texas, a distributor of a variety of temperature control products for the automotive aftermarket, for $11.5 million and (4) capital expenditures of $6.4 million.

Financing Activities.  Cash used in financing activities was $17.2 million in the first six months of 2015, compared to cash provided by financing activities of $27.8 million in the same period of 2014.  During the first six months of 2015, the excess of cash provided by operations over cash used in investing activities was used to pay down borrowings under our revolving credit facility, purchase shares of our common stock and pay dividends.  During the first six months of 2014, borrowings under our revolving credit facility, along with cash provided by operating activities, were used to fund acquisitions and business investments, purchase of shares of our common stock, pay dividends and fund capital expenditures.  During the first six months of 2015, we purchased 196,224 shares of our common stock for $7 million as compared to the purchase of 166,890 shares of our common stock for $5.9 million in the first six months of 2014.  Dividends of $6.9 million were paid in the first six months of 2015 compared to $6 million in the comparable period during the prior year.  In February 2015, our Board of Directors voted to increase our quarterly dividend from $0.13 per share in 2014 to $0.15 per share in 2015.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $161.1 million available for us to borrow pursuant to the formula at June 30, 2015.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $52.9 million and $56.6 million at June 30, 2015 and December 31, 2014, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At June 30, 2015, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $50 million in direct borrowings at 1.7% and an index loan of $2.9 million at 3.8%.  At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  During the six months ended June 30, 2015, our average daily index loan balance was $3.9 million compared to $4.5 million for the six months ended June 30, 2014 and $4.4 million for the year ended December 31, 2014.

Index
At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of June 30, 2015, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Provided specific conditions are met, our restated credit agreement permits cash dividends, stock repurchases, acquisitions, permissible debt financing and capital expenditures.  In June 2015, we amended the revolving credit agreement to increase the amount of cash dividends that we may pay in any twelve month period by $5 million to $20 million, and to increase the amount of cash that we may utilize to purchase or redeem our common stock in any fiscal year by $10 million to $20 million.

Our Canadian Credit Agreement (as amended) with GE Canada Finance Holding Company, for itself and as agent for the lenders, provides for a $10 million revolving credit facility that expires in March 2018.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

The Canadian Credit Agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of June 30, 2015, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Pursuant to these agreements, we sold $196.6 million and $340.6 million of receivables during the three months and six months ended June 30, 2015, respectively, and $188.8 million and $366.2 million of receivables for the comparable periods in 2014.  A charge in the amount of $4 million and $6.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2015, respectively, and $3.6 million and $6.9 million for the comparable periods in 2014.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended June 30, 2015, we repurchased 196,224 shares of our common stock at a total cost of $7 million.  As of June 30, 2015, there was approximately $3 million available for future stock repurchases under the program.  In July 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under an additional stock repurchase program thereby increasing the total available for future purchases to approximately $13 million.

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

Index
The following table summarizes our contractual commitments as of June 30, 2015 and expiration dates of commitments through 2023:

(In thousands)	2015	2016	2017	2018	2019	2020-2023	Total
Lease obligations	$3,815	$6,235	$4,008	$2,293	$865	$1,356	$18,572
Postretirement and pension benefits	8,210	1,318	101	61	57	74	9,821
Severance payments related to restructuring and integration	402	94	24	14	5	—	539
Total commitments	$12,427	$7,647	$4,133	$2,368	$927	$1,430	$28,932

Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2015, amounts outstanding under our revolving credit facilities were $52.9 million.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At June 30, 2015, the allowance for sales returns was $39.3 million.  Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At June 30, 2015, the allowance for doubtful accounts and for discounts was $6.1 million.

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

Index
The valuation allowance of $0.4 million as of June 30, 2015 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers , state investment tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of June 30, 2015, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

In July 2015, the FASB agreed to defer by one year the effective date of the new standard.  The new standard is now effective for annual reporting periods beginning after December 15, 2017, which for us is January 1, 2018, and interim periods within those annual periods.  Early adoption is now permitted, but not before the original effective date, which for us is January 1, 2017.  We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements, when we will adopt the new standard, and the method of adoption.

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

Index
Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, (“ASU 2015-01”), which removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is both unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  Similarly, the new guidance requires that items that are both unusual and infrequent be presented separately within continuing operations in the income statement.  The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, we will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the income statement.

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

In June 2015, at the Emerging Issues Task Force meeting, the FASB clarified that ASU 2015-03 does not address debt issuance costs related to revolving credit debt arrangements.  In connection therewith, at the June 2015 meeting, the SEC staff announced that it would not object to the presentation of issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement.  Currently, we present debt financing costs related to our revolving credit facility debt as an asset in our consolidated balance sheets.  We are currently evaluating ASU 2015-03, and have not yet concluded as to the impact it will have on our consolidated financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2015, we do not have any derivative financial instruments.

Index
Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2015 and December 31, 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.7% at June 30, 2015 and 99.5% at December 31, 2014.

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

During the quarter ended June 30, 2015, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2015, approximately 2,170 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2015, the amounts paid for settled claims are approximately $17.8 million.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2015:
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

April 1-30, 2015	—	—	—	—
May 1-31, 2015	140,211	$35.77	140,211	$4,984,878
June 1-30, 2015	56,013	36.26	56,013	2,953,901
Total	196,224	$35.91	196,224	$2,953,901

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)	In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under this program, during the three months ended June 30, 2015, we repurchased 196,224 shares of our common stock at a total cost of $7 million. As of June 30, 2015, there was approximately $3 million available for future stock repurchases under the program. In July 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under an additional stock repurchase program thereby increasing the total available for future purchases to approximately $13 million.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: July 31, 2015	/s/ James J. Burke
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