Form 10-Q
period 2015-09-30
STANDARD MOTOR PRODUCTS INC
filed 2015-10-30
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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
Yes ☐      No ☑

As of the close of business on October 28, 2015, there were 22,662,717 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net sales	$270,037	$257,046	$767,008	$762,338
Cost of sales	188,484	179,819	548,806	539,802
Gross profit	81,553	77,227	218,202	222,536
Selling, general and administrative expenses	51,907	48,811	152,841	145,252
Litigation charge	—	—	—	10,650
Restructuring and integration expenses	(80)	343	(49)	1,069
Other income, net	231	268	774	801
Operating income	29,957	28,341	66,184	66,366
Other non-operating income (expense), net	(535)	(955)	164	(1,061)
Interest expense	332	440	1,238	1,205
Earnings from continuing operations before taxes	29,090	26,946	65,110	64,100
Provision for income taxes	9,896	9,140	22,769	22,718
Earnings from continuing operations	19,194	17,806	42,341	41,382
Loss from discontinued operations, net of income taxes	(728)	(8,240)	(1,549)	(9,451)
Net earnings	$18,466	$9,566	$40,792	$31,931

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.84	$0.78	$1.85	$1.81
Discontinued operations	(0.03)	(0.36)	(0.07)	(0.42)
Net earnings per common share – Basic	$0.81	$0.42	$1.78	$1.39

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.83	$0.77	$1.82	$1.79
Discontinued operations	(0.03)	(0.36)	(0.06)	(0.41)
Net earnings per common share – Diluted	$0.80	$0.41	$1.76	$1.38

Dividend declared per share	$0.15	$0.13	$0.45	$0.39

Average number of common shares	22,770,865	22,884,939	22,865,978	22,901,832
Average number of common shares and dilutive common shares	23,133,869	23,169,173	23,220,381	23,180,842

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net earnings	$18,466	$9,566	$40,792	$31,931
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,201)	(1,693)	(4,453)	(2,424)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(27)	(755)	(85)	(2,264)
Unrecognized loss	676	569	1,806	1,707
Unrecognized actuarial gains	—	—	421	150
Foreign currency exchange rate changes	(53)	(22)	(20)	(47)
Income tax (expense) benefit related to pension and postretirement plans	(264)	68	(872)	143
Pension and postretirement plans, net of tax	332	(140)	1,250	(311)
Total other comprehensive income (loss), net of tax	(1,869)	(1,833)	(3,203)	(2,735)
Comprehensive income	$16,597	$7,733	$37,589	$29,196

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,359	$13,728
Accounts receivable, less allowances for discounts and doubtful accounts of $6,291 and $6,369 for 2015 and 2014, respectively	150,179	126,524
Inventories	270,131	278,051
Deferred income taxes	36,341	36,534
Prepaid expenses and other current assets	9,266	11,196
Total current assets	479,276	466,033

Property, plant and equipment, net	69,102	64,611
Goodwill	54,926	54,975
Other intangibles, net	30,616	34,402
Deferred income taxes	13,541	14,941
Other assets	38,086	38,589
Total assets	$685,547	$673,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$24,502	$56,558
Current portion of long-term debt	16	175
Accounts payable	78,413	70,674
Sundry payables and accrued expenses	50,938	49,412
Accrued customer returns	44,186	30,621
Accrued rebates	29,625	26,076
Payroll and commissions	19,056	17,313
Total current liabilities	246,736	250,829
Long-term debt	65	83
Other accrued liabilities	13,606	15,024
Accrued asbestos liabilities	32,782	33,462
Total liabilities	293,189	299,398
Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	95,153	91,411
Retained earnings	289,653	259,160
Accumulated other comprehensive income	(5,855)	(2,652)
Treasury stock – at cost (1,354,855 shares and 1,043,064 shares in 2015 and 2014, respectively)	(34,465)	(21,638)
Total stockholders’ equity	392,358	374,153
Total liabilities and stockholders’ equity	$685,547	$673,551

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,792	$31,931
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,042	12,889
Amortization of deferred financing cost	523	525
Increase (decrease) to allowance for doubtful accounts	288	(382)
Increase to inventory reserves	901	2,073
Amortization of deferred gain on sale of building	(786)	(786)
Equity (income) loss from joint ventures	(542)	135
Employee Stock Ownership Plan allocation	1,656	1,370
Stock-based compensation	3,948	2,940
Excess tax benefits related to exercise of employee stock grants	(169)	(1,259)
(Increase) decrease in deferred income taxes	577	(4,529)
Decrease in unrecognized tax benefit	—	(350)
Loss on discontinued operations, net of tax	1,549	9,451
Change in assets and liabilities:
Increase in accounts receivable	(25,094)	(17,467)
(Increase) decrease in inventories	4,761	(3,511)
(Increase) decrease in prepaid expenses and other current assets	2,351	(3,289)
Increase (decrease) in accounts payable	8,383	(3,425)
Increase in sundry payables and accrued expenses	21,711	7,913
Net change in other assets and liabilities	(1,059)	(1,546)
Net cash provided by operating activities	72,832	32,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(37,726)
Capital expenditures	(14,612)	(9,340)
Other investing activities	32	21
Net cash used in investing activities	(14,580)	(47,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(32,056)	37,843
Principal payments of long-term debt and capital lease obligations	(171)	(53)
Purchase of treasury stock	(15,519)	(9,487)
Increase (decrease) in overdraft balances	(147)	592
Proceeds from exercise of employee stock options	109	96
Excess tax benefits related to the exercise of employee stock grants	169	1,259
Dividends paid	(10,299)	(8,929)
Net cash provided by (used in) financing activities	(57,914)	21,321
Effect of exchange rate changes on cash	(707)	(1,933)
Net increase (decrease) in cash and cash equivalents	(369)	5,026
CASH AND CASH EQUIVALENTS at beginning of period	13,728	5,559
CASH AND CASH EQUIVALENTS at end of period	$13,359	$10,585

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$742	635
Income taxes	$19,448	$22,049

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2015
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2014	$47,872	$91,411	$259,160	$(2,652)	$(21,638)	$374,153
Net earnings	—	—	40,792	—	—	40,792
Other comprehensive income (loss), net of tax	—	—	—	(3,203)	—	(3,203)
Cash dividends paid	—	—	(10,299)	—	—	(10,299)
Purchase of treasury stock	—	—	—	—	(15,519)	(15,519)
Stock-based compensation and related tax benefits	—	2,739	—	—	1,278	4,017
Stock options exercised and related tax benefits	—	2	—	—	207	209
Employee Stock Ownership Plan	—	1,001	—	—	1,207	2,208
Balance at September 30, 2015	$47,872	$95,153	$289,653	$(5,855)	$(34,465)	$392,358

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

In June 2015, at the Emerging Issues Task Force meeting, the FASB clarified that ASU 2015-03 does not address debt issuance costs related to revolving credit debt arrangements.  In connection therewith, at the June 2015 meeting, the SEC staff announced that it would not object to the presentation of issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amended ASU 2015-03 to incorporate the conclusions reached by the SEC staff at its June 2015 Emerging Issues Task Force meeting.  Currently, we present debt financing costs related to our revolving credit facility debt as an asset in our consolidated balance sheets.  Upon adoption, we will continue to present debt financing costs related to our revolving credit facility debt as an asset in our consolidated balance sheets.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business acquisitions.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, ASU 2015-16 requires that companies present separately on the face of the income statement, or disclose in the notes, the portion of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.    The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date.  Early adoption is permitted.  Upon adoption, we will apply the new standard to measurement period adjustments related to business acquisitions.

Note 3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2014 and September 30, 2015 and activity for the nine months ended September 30, 2015 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(126)	77	(49)
Cash payments	(432)	(188)	(620)
Exit activity liability at September 30, 2015	$389	$618	$1,007

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $206.4 million and $547 million of receivables during the three months and nine months ended September 30, 2015, respectively, and $174.9 million and $541.1 million for the comparable periods in 2014.  A charge in the amount of $4.3 million and $11.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2015, respectively, and $3.3 million and $10.2 million for the comparable periods in 2014.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 5.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)

Finished goods	$174,237	$185,655
Work-in-process	6,243	4,722
Raw materials	89,651	87,674
Total inventories	$270,131	$278,051

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)

Customer relationships	$48,559	$48,646
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	970
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,212	57,299
Less accumulated amortization (1)	(27,846)	(24,120)
Net acquired intangible assets	$29,366	$33,179

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $1.2 million and $3.7 million for the three months and nine months ended September 30, 2015, respectively, and $1.3 million and $3.7 million for the comparable periods in 2014.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $1.2 million for the remainder of 2015, $4.9 million in 2016, $4.7 million in 2017, $4.5 million in 2018 and $8.9 million in the aggregate for the years 2019 through 2028.

Note 7.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2015	December 31, 2014
	(In thousands)

Revolving credit facilities	$24,502	$56,558
Other	81	258
Total debt	$24,583	$56,816

Current maturities of debt	$24,518	$56,733
Long-term debt	65	83
Total debt	$24,583	$56,816

Deferred Financing Costs

We had deferred financing costs of $1.7 million and $2.3 million as of September 30, 2015 and December 31, 2014, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2015 are being amortized in the amounts of $0.2 million for the remainder of 2015, $0.7 million in 2016, $0.7 million in 2017, and $0.1 million in 2018.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $168 million available for us to borrow pursuant to the formula at September 30, 2015.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $24.5 million and $56.6 million at September 30, 2015 and December 31, 2014, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2015, the weighted average interest rate on our restated credit agreement was 2.4%, which consisted of $16 million in direct borrowings at 1.7% and an index loan of $8.5 million at 3.8%.  At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  During the nine months ended September 30, 2015, our average daily index loan balance was $3.5 million compared to $4.6 million for the nine months ended September 30, 2014 and $4.4 million for the year ended December 31, 2014.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of September 30, 2015, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Provided specific conditions are met, our restated credit agreement permits cash dividends, stock repurchases, acquisitions, permissible debt financing and capital expenditures.  In June 2015, we amended the revolving credit agreement to increase the amount of cash dividends that we may pay in any twelve month period by $5 million to $20 million, and to increase the amount of cash that we may utilize to purchase or redeem our common stock in any fiscal year by $10 million to $20 million.

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

The Canadian Credit Agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2015, we have no outstanding borrowings under the Canadian Credit Agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (In Thousands)

	Three Months Ended September 30, 2015
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at June 30, 2015	$(2,471)	$(1,515)	$(3,986)
Other comprehensive income before reclassifications	(2,201)	(53)	(2,254)
Amounts reclassified from accumulated other comprehensive income	—	385	385
Other comprehensive income, net	(2,201)	332	(1,869)
Balance at September 30, 2015	$(4,672)	$(1,183)	$(5,855)

	Nine Months Ended September 30, 2015
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2014	$(219)	$(2,433)	$(2,652)
Other comprehensive income before reclassifications	(4,453)	401	(4,052)
Amounts reclassified from accumulated other comprehensive income	—	849	849
Other comprehensive income, net	(4,453)	1,250	(3,203)
Balance at September 30, 2015	$(4,672)	$(1,183)	$(5,855)

Reclassifications Out of Accumulated Other Comprehensive Income (In Thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Amortization of pension and postretirement benefit plans:
Prior service benefit (1)	$(27)	$(85)
Unrecognized loss (1)	676	1,806
Total before income tax	649	1,721
Income tax expense	(264)	(872)
Total reclassifications for the period	$385	$849

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 10 for additional details).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.	Stock-Based Compensation Plans

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

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2014.	9,875	$10.99	0.4
Expired	—	—	—
Exercised	(9,875)	10.99	—
Forfeited, other	—	—	—
Outstanding at September 30, 2015	—	$—	—

Options exercisable at September 30, 2015	—	$—	—

The total intrinsic value of options exercised was $0.3 million for the nine months ended September 30, 2015.  There were no options granted in the nine months ended September 30, 2015.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	749,018	$24.62
Granted	7,000	35.07
Vested	(48,918)	33.07
Forfeited	(4,250)	25.70
Balance at September 30, 2015	702,850	$24.13

We recorded compensation expense related to restricted shares and performance-based shares of $3.6 million ($2.3 million, net of tax) and $2.5 million ($1.6 million, net of tax) for the nine months ended September 30, 2015 and 2014, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $8.2 million at September 30, 2015, and is expected to be recognized as they vest over a weighted average period of 4.5 years and 0.6 years for employees and directors, respectively.

Note 10.	Employee Benefits

The components of net periodic benefit cost (credit) for our defined benefit plans and postretirement benefit plans for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension benefits	2015	2014	2015	2014
Service cost	$—	$41	$—	$123
Interest cost	87	65	196	195
Amortization of prior service cost	—	—	—	—
Actuarial net loss	294	57	662	172
Net periodic benefit cost	$381	$163	$858	$490

Postretirement benefits
Service cost	$—	$1	$—	$1
Interest cost	12	7	20	22
Amortization of prior service cost	(27)	(755)	(85)	(2,264)
Actuarial net loss	382	513	1,144	1,535
Net periodic benefit cost (credit)	$367	$(234)	$1,079	$(706)

For the nine months ended September 30, 2015, we made employee benefit contributions of $0.7 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $0.9 million in contributions for 2015.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2015, we made company contributions of $0.5 million related to calendar year 2014.

We also maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  In October 2015, the sole remaining participant in the unfunded SERP reached his applicable payment date.  In connection therewith, in October 2015, we recorded a settlement loss of $1.5 million and made the corresponding distribution of $7.6 million.  We use a January 1 measurement date for this plan.  Benefit obligations as of the end of each year reflect assumptions in effect as of this date.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During 2015, we contributed to the trust an additional 58,000 shares from our treasury and released 58,200 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2015.

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

The following is a summary of the carrying amounts, estimated fair values, and classification under the fair value hierarchy of our financial instruments at September 30, 2015 and December 31, 2014 (in thousands):

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	LEVEL 1	$13,359	$13,359	$13,728	$13,728
Deferred compensation	LEVEL 1	10,435	10,435	9,811	9,811
Short term borrowings	LEVEL 1	24,518	24,518	56,733	56,733
Long-term debt	LEVEL 1	65	65	83	83

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$19,194	$17,806	$42,341	$41,382
Loss from discontinued operations	(728)	(8,240)	(1,549)	(9,451)
Net earnings available to common stockholders	$18,466	$9,566	$40,792	$31,931

Weighted average common shares outstanding	22,771	22,885	22,866	22,902

Earnings from continuing operations per common share	$0.84	$0.78	$1.85	$1.81
Loss from discontinued operations per common share	(0.03)	(0.36)	(0.07)	(0.42)
Basic net earnings per common share	$0.81	$0.42	$1.78	$1.39

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$19,194	$17,806	$42,341	$41,382
Loss from discontinued operations	(728)	(8,240)	(1,549)	(9,451)
Net earnings available to common stockholders	$18,466	$9,566	$40,792	$31,931

Weighted average common shares outstanding	22,771	22,885	22,866	22,902
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	363	280	354	273
Dilutive effect of stock options	-	4	-	6
Weighted average common shares outstanding – Diluted	23,134	23,169	23,220	23,181

Earnings from continuing operations per common share	$0.83	$0.77	$1.82	$1.79
Loss from discontinued operations per common share	(0.03)	(0.36)	(0.06)	(0.41)
Diluted net earnings per common share	$0.80	$0.41	$1.76	$1.38

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	-	6	-	4
Restricted and performance-based shares	315	286	338	298

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.	Industry Segments

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales
Engine Management	$176,379	$169,913	$530,442	$533,388
Temperature Control	90,625	82,178	228,432	219,323
All Other	3,033	4,955	8,134	9,627
Consolidated	$270,037	$257,046	$767,008	$762,338

Intersegment Revenue
Engine Management	$4,381	$5,165	$14,434	$17,349
Temperature Control	2,027	1,369	5,396	5,736
All Other	(6,408)	(6,534)	(19,830)	(23,085)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$24,740	$25,920	$68,295	$77,404
Temperature Control	8,964	4,298	10,710	9,902
All Other (1)	(3,747)	(1,877)	(12,821)	(20,940)
Consolidated	$29,957	$28,341	$66,184	$66,366

(1)	During the second quarter of 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party (see Note 14 for additional details).

Note 14.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2015, approximately 2,190 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2015, the amounts paid for settled claims are approximately $18.6 million.

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

The most recent actuarial study was performed as of August 31, 2015.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $33.3 million to $51.1 million for the period through 2058. The change from the prior year study was a $2.8 million decrease for the low end of the range and a $4.3 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2015 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  Legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $40 million to $75.5 million for the period through 2058.

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

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2015 and 2014, we have accrued $25.9 million and $21.8 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$25,148	$22,801	$19,328	$18,041
Liabilities accrued for current year sales	25,626	21,490	72,613	63,106
Settlements of warranty claims	(24,919)	(22,457)	(66,086)	(59,313)
Balance, end of period	$25,855	$21,834	$25,855	$21,834

Note 15.	Subsequent Event

In October 2015, we entered into a Credit Agreement with J.P. Morgan Chase Bank, N.A., as agent, and a syndicate of lenders for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and a maturity date in October 2020.  The new credit agreement replaces our prior credit facility with General Electric Capital Corporation, as agent, and the lenders therein.  Upon entering into the new agreement, we wrote-off $0.8 million of unamortized deferred financing costs associated with the old agreement.  Direct borrowings under the new credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  In connection with the new agreement, we incurred and capitalized deferred financing costs of approximately $0.8 million, which will be amortized over the term of the agreement.

Index
Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries.  At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a hot summer may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the third quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Sales.  Consolidated net sales for the three months ended September 30, 2015 were $270 million, an increase of $13 million compared to $257 million in the same period of 2014.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in the third quarter of 2014 been used in 2015, net sales for the third quarter of 2015 would have been $2.9 million higher, or $272.9 million.

The following table summarizes net sales by segment for the three months ended September 30, 2015 and 2014, respectively:

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2015
Net sales	$176,379	$90,625	$3,033	$270,037
Gross margins	55,258	23,308	2,987	81,553
Gross margin percentage	31.3%	25.7%	—	30.2%

2014
Net sales	$169,913	$82,178	$4,955	$257,046
Gross margins	54,890	18,251	4,086	77,227
Gross margin percentage	32.3%	22.2%	—	30%

Engine Management’s net sales increased $6.5 million, or 3.8%, to $176.4 million for the third quarter of 2015.  Net sales increased year-over-over as a result of the positive impact of customer ordering patterns, which more than offset the negative impact of foreign currency exchange rates.  Had the same Polish Zloty exchange rate applied in the third quarter of 2014 been used in 2015, net sales for the third quarter of 2015 would have been $0.6 million higher, or $177 million.

Temperature Control’s net sales increased $8.4 million, or 10.3%, to $90.6 million for the third quarter of 2015.  The year-over-year increase in net sales at Temperature Control resulted from the impact of warmer summer weather conditions in 2015 as compared to the same period in the prior year.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.2% in the third quarter of 2015, compared to 30% in the third quarter of 2014.  Compared to the third quarter of 2014, gross margins at Engine Management decreased 1 percentage point from 32.3% to 31.3%, while gross margins at Temperature Control increased 3.5 percentage points from 22.2% to 25.7%.  The gross margin percentage decline in Engine Management compared to the prior year reflects the impact of higher alleged warranty provisions and an increase in costs to manufacture certain of our diesel products resulting from our improved diesel manufacturing processes and quality controls.  The gross margin percentage increase in Temperature Control compared to the prior year reflects the impact of higher production volumes to meet the increase in customer demand due to warmer year-over-year summer weather conditions.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $51.9 million, or 19.2% of consolidated net sales, in the third quarter of 2015, as compared to $48.8 million, or 19% of consolidated net sales, in the third quarter of 2014.  The $3.1 million increase in SG&A expenses as compared to the third quarter of 2014 is principally due to higher employee benefit costs including the reduction of postretirement prior service cost benefit amortization.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the third quarter of 2015 and 2014 were $(0.08) million and $0.3 million, respectively.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at June 30, 2015	$974	$81	$102	$1,157
Restructuring and integration costs:
Amounts provided for during 2015	(89)	16	(7)	(80)
Cash payments	(24)	(38)	(8)	(70)
Exit activity liability at September 30, 2015	$861	$59	$87	$1,007

Other Income, net. Other income, net was $0.2 million in the third quarter of 2015 compared to $0.3 million in the third quarter of 2014.  During 2015 and 2014, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $30 million in the third quarter of 2015, compared to $28.3 million in the third quarter of 2014.  The increase in operating income in the third quarter of 2015 compared to the third quarter of 2014 reflects the impact of higher consolidated net sales and slightly higher gross margins as a percentage of consolidated net sales, which more than offset the increase in SG&A expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating expense was $0.5 million in the third quarter of 2015, compared to other non-operating expense of $1 million in the third quarter of 2014.  During the third quarter of 2015, other non-operating income (expense), net consisted primarily of equity losses from our joint ventures of $0.4 million and foreign currency losses of $0.1 million.  Other non-operating income (expense), net during the third quarter of 2014 consisted primarily of foreign currency losses of $0.8 million and equity losses from our joint ventures of $0.3 million.

Interest Expense.  Interest expense was $0.3 million in the third quarter of 2015 compared to $0.4 million in the third quarter of 2014.  Lower average outstanding borrowings in the third quarter of 2015 compared to the third quarter of 2014 more than offset the slight year-over-year increase in average interest rates.

Income Tax Provision.  The income tax provision in the third quarter of 2015 was $9.9 million at an effective tax rate of 34% compared to $9.1 million at an effective tax rate of 33.9% for the same period in 2014.

Index
Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of  August 31, 2015 and 2014, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the third quarter of 2015 and 2014, we recorded a loss of $0.7 million and $8.2 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2014 includes a $12.8 million pre-tax provision reflecting the impact of the results of the August 2014 actuarial study.  In 2015, the difference between the low end of the range in the August 2015 actuarial study and our recorded liability indicated a favorable pre-tax adjustment that was not material and, as such, was not recorded.  As discussed more fully in Note 14 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Sales.  Consolidated net sales for the nine months ended September 30, 2015 were $767 million, an increase of $4.7 million compared to $762.3 million in the same period of 2014.  Consolidated net sales at our Temperature Control Segment increased year-over year, which more than offset the decline in sales at our Engine Management Segment.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in the first nine months of 2014 been used in 2015, net sales for the nine months of 2015 would have been $7.1 million higher, or $774.1 million.

The following table summarizes net sales and gross margins by segment for the nine months ended September 30, 2015 and 2014, respectively:

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2015
Net sales	$530,442	$228,432	$8,134	$767,008
Gross margins	159,227	50,438	8,537	218,202
Gross margin percentage	30%	22.1%	—	28.4%

2014
Net sales	$533,388	$219,323	$9,627	$762,338
Gross margins	164,144	48,435	9,957	222,536
Gross margin percentage	30.8%	22.1%	—	29.2%

Index
Engine Management’s net sales decreased $2.9 million, or 0.6%, to $530.4 million for the first nine months of 2015.  Net sales in the first nine months of 2015 were negatively impacted by customer ordering patterns and diesel injector returns for quality inspection.  Also contributing to the reduction in net sales was the negative impact of foreign currency exchange rates.  Had the same Polish Zloty exchange rate applied in the first nine months of 2014 been used in 2015, net sales for the nine months of 2015 would have been $2 million higher, or $532.4 million.

Temperature Control’s net sales increased $9.1 million, or 4.2%, to $228.4 million for the first nine months of 2015.  Included in the first nine months of 2015 are incremental sales of $4.7 million from our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control net sales increased $4.4 million compared to the first nine months of 2014.  The year-over-year increase in net sales at Temperature Control resulted from the impact of warmer summer weather conditions in 2015 as compared to the same period in the prior year.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.4% in the first nine months of 2015, compared to 29.2% during the same period in 2014.  Compared to the first nine months of 2014, gross margins at Engine Management decreased 0.8 percentage points from 30.8% to 30%, while gross margins at Temperature Control were flat at 22.1% year-over-year.  The gross margin percentage decline in Engine Management compared to the prior year was primarily the result of costs incurred to improve our diesel manufacturing production processes and quality controls.

Selling, General and Administrative Expenses.  SG&A expenses increased to $152.8 million, or 19.9% of consolidated net sales, in the nine months ended September 30, 2015, as compared to $145.3 million, or 19.1% of consolidated net sales, in the same period of 2014.  The $7.5 million increase in SG&A expenses as compared to the first nine months of 2014 is principally due to higher distribution expenses, employee compensation and benefit costs including the reduction of postretirement prior service cost benefit amortization.

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

Restructuring and Integration Expenses.  Restructuring and integration expenses for the nine months ended September 30, 2015 and 2014 were $(0.05) million and $1.1 million, respectively.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2014	$1,289	$180	$207	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(101)	72	(20)	(49)
Cash payments	(327)	(193)	(100)	(620)
Exit activity liability at September 30, 2015	$861	$59	$87	$1,007

Other Income, Net. Other income, net was $0.8 million in both the nine months ended September 30, 2015 and 2014.  During 2015 and 2014, we recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $66.2 million in the first nine months of 2015, compared to $66.4 million for the same period in 2014. Included in operating income in the first nine months of 2014 is a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  Excluding the $10.6 million litigation charge in the first nine months of 2014, operating income was $77 million.  The year-over-year decline in operating income is the result of lower gross margins as a percentage of consolidated net sales and higher SG&A expenses.

Index
Other Non-Operating Income (Expense), Net.  Other non-operating income was $0.2 million in the first nine months of 2015, compared to other non-operating expense of $1.1 million in the first nine months of 2014.  During the first nine months of 2015, we recognized $0.5 million of equity income from our joint ventures, and interest, dividend income and other income of $0.2 million, which was offset by foreign currency losses of $0.5 million.  Other non-operating income (expense), net during the first nine months of 2014 consisted primarily of foreign currency losses of $1.3 million, and equity losses from our joint ventures of $0.1 million, offset by interest and dividend income of $0.3 million.

Interest Expense.  Interest expense was $1.2 million in the first nine months of 2015 and 2014.  Average outstanding borrowings and interest rates were essentially flat year-over-year.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2015 was $22.8 million at an effective tax rate of 35%, compared to $22.7 million and an effective tax rate of 35.4% for the same period in 2014.  The lower year-over-year effective tax rate is the result of the mix of pre-tax income between the U.S. and lower foreign tax rate jurisdictions.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2015 and 2014, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the nine months ended September 30, 2015 and 2014, we recorded a loss of $1.5 million and $9.5 million from discontinued operations, respectively.  The loss from discontinued operations for the first nine months of 2014 includes a $12.8 million pre-tax provision reflecting the impact of the results of the August 2014 actuarial study.  In 2015, the difference between the low end of the range in the August 2015 actuarial study and our recorded liability indicated a favorable pre-tax adjustment that was not material and, as such, was not recorded.  As discussed more fully in Note 14 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2014 and September 30, 2015 and activity for the nine months ended September 30, 2015 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(126)	77	(49)
Cash payments	(432)	(188)	(620)
Exit activity liability at September 30, 2015	$389	$618	$1,007

Liabilities associated with the remaining restructuring and integration costs as of September 30, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Index
Liquidity and Capital Resources

Operating Activities. During the first nine months of 2015, cash provided by operating activities was $72.8 million compared to $32.7 million in the same period of 2014.  Included in cash provided by operations during the first nine months of 2014 was a nonrecurring $10.6 million cash payment in connection with a settlement agreement in a legal proceeding with a third party.  During the first nine months of 2015, (1) net earnings were $40.8 million compared to $31.9 million in 2014; (2) the decrease in inventory was $4.8 million compared to the year-over-year increase in inventory of $3.5 million in 2014; (3) the decrease in prepaid expenses and other current assets was $2.4 million compared to the year-over-year increase in prepaid expenses and other current assets of $3.3 million in 2014; (4) the increase in accounts payable was $8.4 million compared to the year-over-year decrease in accounts payable of $3.4 million in 2014; (5) the increase in accounts receivable was $25.1 million compared to the year-over-year increase in accounts receivable of $17.5 million in 2014; and (6) the increase in sundry payables and accrued expenses was $21.7 million compared to the year-over-year increase in sundry payables and accrued expenses of $7.9 million in 2014.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $14.6 million in the first nine months of 2015, as compared to $47 million in the first nine months of 2014.  Investing activities during the first nine months of 2015 consisted of capital expenditures of $14.6 million.  Investing activities during the first nine months of 2014 consisted of (1) our acquisition of certain net assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million, (2) our acquisition of a 50% interest in the joint venture with Gwo Yng Enterprise Co., Ltd., a China based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets for $14 million, (3) our acquisition of certain net assets of Annex Manufacturing of Fort Worth, Texas, a distributor of a variety of temperature control products for the automotive aftermarket, for $11.5 million and (4) capital expenditures of $9.3 million.

Financing Activities.  Cash used in financing activities was $57.9 million in the first nine months of 2015, compared to cash provided by financing activities of $21.3 million in the same period of 2014.  Cash provided by operating cash flow in 2015 was used to fund capital expenditures, pay dividends, repurchase company stock and reduce borrowings under our revolving credit facility; while cash provided by financing activities in the comparable period of 2014, along with cash provided by operating activities, was used to fund acquisitions and business investments, repurchase shares of our common stock, pay dividends and fund capital expenditures.  During the first nine months of 2015, we reduced borrowings under our revolving credit facility by $32.1 million as compared to an increase in borrowings under the facility of $37.8 million in 2014, we repurchased 439,802 shares of our common stock for $15.5 million as compared to the repurchase of 269,366 shares of our common stock for $9.5 million in 2014, and we paid dividends of $10.3 million compared to $8.9 million in the comparable period during the prior year.  In February 2015, our Board of Directors voted to increase our quarterly dividend from $0.13 per share in 2014 to $0.15 per share in 2015.

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

Borrowings under the restated credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. After taking into account outstanding borrowings under the restated credit agreement, there was an additional $168 million available for us to borrow pursuant to the formula at September 30, 2015.  Outstanding borrowings under the restated credit agreement (inclusive of the Canadian revolving credit facility described below), which are classified as current liabilities, were $24.5 million and $56.6 million at September 30, 2015 and December 31, 2014, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index
At September 30, 2015, the weighted average interest rate on our restated credit agreement was 2.4%, which consisted of $16 million in direct borrowings at 1.7% and an index loan of $8.5 million at 3.8%.  At December 31, 2014, the weighted average interest rate on our restated credit agreement was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  During the nine months ended September 30, 2015, our average daily index loan balance was $3.5 million compared to $4.6 million for the nine months ended September 30, 2014 and $4.4 million for the year ended December 31, 2014.

At any time that our average borrowing availability is less than $25 million, the terms of our restated credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain specified levels of fixed charge coverage at the end of each fiscal quarter (rolling twelve months).  As of September 30, 2015, we were not subject to these covenants.  Availability under our restated credit agreement is based on a formula of eligible accounts receivable, eligible inventory and eligible fixed assets.  Provided specific conditions are met, our restated credit agreement permits cash dividends, stock repurchases, acquisitions, permissible debt financing and capital expenditures.  In June 2015, we amended the revolving credit agreement to increase the amount of cash dividends that we may pay in any twelve month period by $5 million to $20 million, and to increase the amount of cash that we may utilize to purchase or redeem our common stock in any fiscal year by $10 million to $20 million.

Our Canadian Credit Agreement (as amended) with GE Canada Finance Holding Company, for itself and as agent for the lenders, provides for a $10 million revolving credit facility that expires in March 2018.  The Canadian $10 million line of credit is part of the $250 million available for borrowing under our restated credit agreement with General Electric Capital Corporation.

The Canadian Credit Agreement is guaranteed and secured by us and certain of our wholly-owned subsidiaries.  Direct borrowings under the amended credit agreement bear interest at the same rate as our restated credit agreement with General Electric Capital Corporation.  As of September 30, 2015, we have no outstanding borrowings under the Canadian Credit Agreement.

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

Pursuant to these agreements, we sold $206.4 million and $547 million of receivables during the three months and nine months ended September 30, 2015, respectively, and $174.9 million and $541.1 million of receivables for the comparable periods in 2014.  A charge in the amount of $4.3 million and $11.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2015, respectively, and $3.3 million and $10.2 million for the comparable periods in 2014.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program.  In July 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under these programs, during the three months and nine months ended September 30, 2015, we repurchased 243,578 shares and 439,802 shares of our common stock, respectively, at a total cost of $8.5 million and $15.5 million, respectively.  As of September 30, 2015, there was approximately $4.5 million available for future stock repurchases under the programs.  In October 2015, we repurchased an additional 70,242 shares of our common stock under the programs at a total cost of $2.5 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorizations to $2 million.

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

The following table summarizes our contractual commitments as of September 30, 2015 and expiration dates of commitments through 2023 (a):

(In thousands)	2015	2016	2017	2018	2019	2020- 2023	Total
Lease obligations	$1,907	$6,235	$4,008	$2,293	$865	$1,356	$16,664
Postretirement and pension benefits (b)	8,140	1,318	101	61	57	74	9,751
Severance payments related to restructuring and integration	242	98	24	17	8	—	389
Total commitments	$10,289	$7,651	$4,133	$2,371	$930	$1,430	$26,804

(a)	Indebtedness under our revolving credit facility is not included in the table above as it is reported as a current liability in our consolidated balance sheets. As of September 30, 2015, amounts outstanding under our revolving credit facility were $24.5 million.
(b)	In October 2015, the sole remaining participant in the unfunded SERP reached his applicable payment date. In connection therewith, the postretirement and pension benefits contractual commitment for 2015 includes a $7.6 million distribution made October 2015.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At September 30, 2015, the allowance for sales returns was $44.2 million.  Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At September 30, 2015, the allowance for doubtful accounts and for discounts was $6.3 million.

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

The valuation allowance of $0.4 million as of September 30, 2015 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers, state investment tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of September 30, 2015, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Index
Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2015 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $33.3 million to $51.1 million for the period through 2058.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2015 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  In addition, according to the updated study, legal costs, which are expensed as incurred and reported in loss from discontinued operations, are estimated to range from $40 million to $75.5 million during the same period.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.

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

Index
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

In June 2015, at the Emerging Issues Task Force meeting, the FASB clarified that ASU 2015-03 does not address debt issuance costs related to revolving credit debt arrangements.  In connection therewith, at the June 2015 meeting, the SEC staff announced that it would not object to the presentation of issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amended ASU 2015-03 to incorporate the conclusions reached by the SEC staff at its June 2015 Emerging Issues Task Force meeting.  Currently, we present debt financing costs related to our revolving credit facility debt as an asset in our consolidated balance sheets.  Upon adoption, we will continue to present debt financing costs related to our revolving credit facility debt as an asset in our consolidated balance sheets.

Index
Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business acquisitions.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, ASU 2015-16 requires that companies present separately on the face of the income statement, or disclose in the notes, the portion of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.    The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date.  Early adoption is permitted.  Upon adoption, we will apply the new standard to measurement period adjustments related to business acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2015, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2015 and December 31, 2014, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Our percentage of variable rate debt to total debt was 99.7% at September 30, 2015 and 99.5% at December 31, 2014.

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

During the quarter ended September 30, 2015, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2015, approximately 2,190 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2015, the amounts paid for settled claims are approximately $18.6 million.

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

The most recent actuarial study was performed as of August 31, 2015.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $33.3 million to $51.1 million for the period through 2058. The change from the prior year study was a $2.8 million decrease for the low end of the range and a $4.3 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2015 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  Legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $40 million to $75.5 million for the period through 2058.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

July 1-31, 2015	—	—	—	—
August 1-31, 2015	54,896	$34.89	54,896	$11,038,384
September 1-30, 2015	188,682	34.75	188,682	4,481,071
Total	243,578	$34.78	243,578	$4,481,071

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)	In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. In July 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under these programs, during the three months and nine months ended September 30, 2015, we repurchased 243,578 shares and 439,802 shares of our common stock, respectively, at a total cost of $8.5 million and $15.5 million, respectively. As of September 30, 2015, there was approximately $4.5 million available for future stock repurchases under the programs. In October 2015, we repurchased an additional 70,242 shares of our common stock under the programs at a total cost of $2.5 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorizations to $2 million.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 30, 2015	/s/ James J. Burke
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